Form 10-Q
period 1997-06-30
EQUITY OFFICE PROPERTIES TRUST
filed 1997-08-21
CIK 1038339

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended JUNE 30, 1997

                                       OR

         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                        Commission File Number:  1-13115

                         EQUITY OFFICE PROPERTIES TRUST
             (Exact name of registrant as specified in its charter)
          MARYLAND                                         36-4151656
(State or other jurisdiction of                         (I.R.S. Employer
incorporation or organization)                          Identification No.)


 TWO NORTH RIVERSIDE PLAZA, SUITE 2200, CHICAGO ILLINOIS            60606
        (Address of principal executive offices)                 (Zip Code)

                               (312) 466-3300
            (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes      No   X
                                               ----     ----

                    APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

At August 20, 1997, 152,180,770 of the Registrant's Common Shares of Beneficial Interest were outstanding.

                        EQUITY OFFICE PROPERTIES TRUST


                                BALANCE SHEETS



                                                                        JUNE 30,
                                                                          1997          DECEMBER 31,
                ASSETS                                                (UNAUDITED)           1996
                                                                      -----------       ------------
Cash                                                                  $    25,000       $     25,000
                                                                      -----------       ------------

Total Assets                                                          $    25,000       $     25,000
                                                                      ===========       ============

           SHAREHOLDERS' EQUITY

Common Shares, $0.01 par value; 750,000,000 shares authorized,
  1,000 shares issued and outstanding                                 $        10       $         10
Additional Paid in Capital                                                 24,990             24,990
                                                                      -----------       ------------
Total Shareholders' Equity                                            $    25,000       $     25,000
                                                                      ===========       ============




                            See accompanying notes.

                        EQUITY OFFICE PROPERTIES TRUST

                           NOTES TO BALANCE SHEETS
                                 (UNAUDITED)

1.  ORGANIZATION

     As used herein, "Company" means Equity Office Properties Trust, a Maryland real estate investment trust, together with its subsidiaries (including EOP Operating Limited Partnership, a Delaware limited partnership (the "Operating Partnership")), and the predecessors thereof ("Equity Office Predecessors"). The Company was formed on October 9, 1996 to continue and expand the national office property business organized by Mr. Samuel Zell, Chairman of the Board of Trustees of the Company. The Company is a fully integrated self-administered and self-managed real estate company and expects to qualify as a real estate investment trust ("REIT") for federal income tax purposes.
  As of June 30, 1997, Equity Office Predecessors owned or had an interest in 90 office properties (the "Office Properties") containing 32.2 million rentable square feet and 14 stand-alone parking facilities (the "Parking Facilities" and together with the Office Properties, the "Properties") containing approximately 14,785 parking spaces, located in 47 submarkets in 35 markets throughout the United States.

       The Company's assets, which include investments in joint ventures, are owned by, and its operations are conducted through the Operating Partnership. The Company is the managing general partner of the Operating Partnership.

       On July 11, 1997, the Company completed the consolidation of the entities which comprise Equity Office Predecessors (the "Consolidation") and its initial public offering (the "Offering"). See Note 10 for a description of these transactions. These balance sheets should be read in conjunction with the prospectus of the Company dated July 7, 1997 (the "Prospectus") and the combined financial statements of Equity Office Predecessors included elsewhere in this Form 10-Q.

2. COMMITMENTS AND CONTINGENCIES

       The Company has become a party to various legal actions resulting from the operating activities transferred to the Operating Partnership in connection with the Consolidation and the Offering. These actions are incidental to the transferred business and management does not believe that these actions will have a material adverse effect on the Company.

     Also, in connection with the Offering and the Consolidation, as of July 11, 1997 Equity Office Predecessors transferred approximately $2.2 billion of their mortgage indebtedness to the Operating Partnership in connection with the Consolidation and the Offering. The Company anticipates refinancing approximately $236 million of mortgage indebtedness, for which it has not yet obtained consents from the mortgage lenders. In the event that this refinancing does not occur prior to December 31, 1997, the Company would be required to obtain the consent of the existing mortgage lenders. The Company believes that, inasmuch as most of the mortgage instruments given to secure this indebtedness contemplated these transfers, such consents can be obtained on reasonable terms and, in instances where such consents could not be obtained, such loans could be refinanced.

3. USE OF ESTIMATES

       The preparation of the balance sheets in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the balance sheet and accompanying notes. Actual results could differ from those estimates.

4. UNAUDITED INTERIM STATEMENTS

       The balance sheet as of June 30, 1997 is unaudited. In the opinion of management, the balance sheet reflects all adjustments necessary for a fair presentation of the results of the interim period.

                         EQUITY OFFICE PROPERTIES TRUST

                            NOTES TO BALANCE SHEETS
                                  (UNAUDITED)


5. INCOME TAXES

       Commencing with the year ending December 31, 1997, the Company intends to make an election to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the "Code"). As a REIT, the Company generally will not be subject to federal income tax if it distributes at least 95% of its taxable income for each tax year to its shareholders. REITs are subject to a number of organizational and operational requirements. If the Company fails to qualify as a REIT in any taxable year, the Company will be subject to federal income tax (including any applicable alternative minimum tax) on its taxable income at regular corporate tax rates. Even if the Company qualifies for taxation as a REIT, the Company may be subject to state and local income taxes and to federal income tax and excise tax on its undistributed income.

6. STOCK OPTION AND RESTRICTED SHARE PLANS

  The Company adopted the 1997 Employee Share Option and Restricted Share
  Plan (the "Employee Plan") for the purpose of attracting and retaining highly qualified executive officers, trustees, employees and consultants. The Company reserved common shares of beneficial interest $.01 par value per share ("Common Shares") for issuance pursuant to the Employee Plan in an amount equal to approximately 6.8% of the total outstanding Common Shares, calculated on a fully diluted basis immediately following the Offering and Consolidation. Pursuant to the Employee Plan, the Company granted options to purchase Common Shares to certain officers, trustees, employees and consultants of the Company.

     Grants under the Employee Plan have been and will continue to be exempt under Rule 16b-3 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). The Employee Plan will be administered by the Compensation Committee and provide for the granting of share options, share appreciation rights or restricted shares. At the closing of the Offering, the Company granted share options to purchase 2.56% of the Company's outstanding Common Shares (calculated on a fully diluted basis) to executives or other key employees and consultants of the Company. Share options may be granted in the form of "incentive stock options" (as defined in Section 422 of the Code), or non-statutory share options, and are exercisable for up to 10 years following the date of the grant. The exercise price of each option will be set by the Compensation Committee; provided, however, that the price per share must be equal to or greater than the fair market value of the Common Shares on the grant date.

       The Employee Plan also provides for the issuance of share appreciation rights which will generally entitle a holder to receive cash or shares, as determined by the Compensation Committee at the time of exercise, equal to the difference between the exercise price and the fair market value of the Common Shares. In addition, the Employee Plan permits the Company to issue restricted Common Shares to executive or other key employees upon such terms and conditions as shall be determined by the Compensation Committee in its sole discretion.

7. SHAREHOLDERS' EQUITY

       On June 13, 1997, the Declaration of Trust of the Company was amended to authorize the issuance of 750,000,000 Common Shares and 100,000,000 preferred shares of beneficial interest ("Preferred Shares"). The Company's Common Shares and Preferred Shares issued and outstanding at June 30, 1997 were 1,000 and 0, respectively.

                         EQUITY OFFICE PROPERTIES TRUST

                            NOTES TO BALANCE SHEETS
                                  (UNAUDITED)





8.   PRO FORMA STATEMENT OF OPERATIONS

       The pro forma data presented below is included to illustrate the effect on the Company's operations as result of the transactions described below.

     The pro forma information for the six months ended June 30, 1997 and 1996 reflects: (a) the acquisition of nine Office Properties and five Parking Facilities acquired between January 1, 1997 and August 11, 1997, and the acquisition of 19 Office Properties and 12 Parking Facilities acquired between January 1, 1996 and August 11, 1997, and the disposition of two properties, as if these transactions had occurred as of January 1, 1997 and 1996, respectively; (b) the anticipated $180 million Private Debt Offering (see
  Note 10); (c) the Offering and the Consolidation; and (d) the decrease in interest expense resulting from debt repaid at the time of the Offering and the Consolidation, as if this debt repayment had occurred as of January 1, 1997 and 1996, respectively.

     The pro forma information for the three months ended June 30, 1997 reflects: (a) the acquisition of nine Office Properties and five Parking Facilities acquired between January 1, 1997 and August 11, 1997, and the disposition of two properties, as if these transactions had occurred as of January 1, 1997 ; (b) the anticipated $180 million Private Debt Offering (see
  Note 10); (c) the Offering and the Consolidation; and (d) the decrease in interest expense resulting from debt repaid at the time of the Offering and the Consolidation, as if this debt repayment had occurred as of January 1, 1997.

       In the opinion of management, all adjustments have been made that are necessary to present fairly the pro forma data.

                         EQUITY OFFICE PROPERTIES TRUST

                            NOTES TO BALANCE SHEETS
                                  (UNAUDITED)


     The pro forma combined statements of operations should be read in conjunction with Equity Office Predecessors' Combined Financial Statements and the Notes thereto. The summarized pro forma combined statements of operations data are not necessarily indicative of the results that would have been reported had such events actually occurred on the date specified, nor are they indicative of the Company's future results.



                                              FOR THE THREE
                                              MONTHS ENDED,        FOR THE SIX MONTHS ENDED,
--------------------------------------------------------------------------------------------
                                                 JUNE 30,          JUNE 30,        JUNE 30,
                                                  1997              1997           1996
--------------------------------------------------------------------------------------------
                                                       (unaudited $ in thousands)
--------------------------------------------------------------------------------------------
Revenues:
 Rental                                     $   133,099      $      264,532         $248,706
 Tenant reimbursements                           23,006              46,177           42,974
 Parking                                         10,938              20,910           19,957
 Other                                            2,903               6,752            8,263
 Fees from noncombined affiliates                 1,240               2,440            2,240
 Interest                                         4,229               9,190            4,224
                                            ------------------------------------------------
  Total revenues                                175,415             350,001          326,364
                                            ------------------------------------------------
Expenses:
 Property operating                              64,249             129,628          127,959
 Interest                                        28,975              56,840           53,020
 Depreciation                                    34,735              68,128           64,967
 Amortization                                     1,357               2,533            2,065
 General and administrative                       8,253              15,926           22,843
                                            ------------------------------------------------
  Total expenses                                137,569             273,055          270,854
                                            ------------------------------------------------

Income before allocation to
 minority interests, income from
 investments in unconsolidated
 joint ventures, gain on sale of
 real estate and extraordinary
 items                                           37,846              76,946           55,510
Allocation to minority interests:
 Operating Partnership                           (2,812)             (5,702)          (4,426)
 Partially owned properties                        (350)               (879)          (1,698)
Income from investment in
 unconsolidated joint ventures                    1,554               3,134            2,393
Gain on sale of real estate                           -                   -            5,262
                                            ------------------------------------------------
 Net Income                                 $    36,238             $73,499          $57,041
                                            ================================================
Net income per Common Share                        $.24                $.48             $.38
                                            ================================================
Number of Common Shares
 outstanding (1)                            151,678,030         151,678,030      151,678,030


(1) Excludes 502,740 Common Shares owned by the Operating Partnership which are eliminated in Consolidation.

                         EQUITY OFFICE PROPERTIES TRUST

                            NOTES TO BALANCE SHEETS
                                  (UNAUDITED)


9. CALCULATION OF NET INCOME PER WEIGHTED AVERAGE COMMON SHARE

     In February 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings per Share ("FASB 128"), which was adopted by the Company. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded.

10.  SUBSEQUENT EVENTS

     1) On July 7, 1997 the Company's registration statement covering the issuance of up to 28,750,000 Common Shares in the Offering was declared effective by the Securities and Exchange Commission.

     2) On July 8, 1997, the Company's Common Shares commenced trading on the New York Stock Exchange under the symbol "EOP".

     3) On July 11, 1997, the Company consummated the Offering having sold 28,750,000 Common Shares (including 3,750,000 Common Shares relating to the underwriters overallotment option) at $21 per Common Share generating gross proceeds of $603,750,000. The Company contributed the net proceeds from the Offering (after deducting the underwriting discount of $39,243,750) of $564,506,250 to the Operating Partnership in exchange for 28,750,000 units of partnership interest in the Operating Partnership ("Units").

        The Company used the net proceeds of the Offering and available cash reserves to repay debt. The table below summarizes the debt held by Equity Office Predecessors prior to the Offering which was repaid at or shortly after the closing of the Offering.

                                    Balance at June 30, 1997        Amount Repaid      Balance After Repayment
                                    --------------------------------------------------------------------------
                                                                   (in thousands)
Mortgage debt....................         $1,944,407                    $598,394                   $1,346,013
Line of credit...................            272,625                      80,000                      192,625
                                    -------------------------------------------------------------------------
 Total...........................         $2,217,032                    $678,394                   $1,538,638
                                    =========================================================================

   Concurrent with the Offering, the Company also completed the following formation transactions which resulted in the Consolidation of the Equity Office Predecessors into the Company:


- Zell/Merrill Lynch Real Estate Opportunity Partners Limited Partnership Zell/Merrill Lynch Real Estate Opportunity Partners Limited Partnership II, Zell/Merrill Lynch Real Estate Opportunity Partners Limited Partnership III and Zell/Merrill Lynch Real Estate Opportunity Partners Limited Partners IV (collectively the "ZML Opportunity Partnerships"), the predecessor owners of the Properties, contributed their interests in the Properties to the Operating Partnership in exchange for 126,419,397 Units.

- ZML Investors Inc., ZML Investors II, Inc., Zell/Merrill Lynch Real Estate Opportunity Partners III Trust and Zell/Merrill Lynch Real Estate Opportunity Partners IV Trust (collectively the "ZML REITs") merged into the Company, with the Company succeeding to their interests in, and becoming the managing general partner of each of the ZML Opportunity Partnerships. Shareholders of the ZML REITs received 122,900,572 Common Shares of the Company in exchange for their interests in the ZML REITs.

- Equity Group Investments, Inc., an Illinois corporation ("EGI"), and Equity Office Holdings, L.L.C., a Delaware limited liability company ("EOH" and together with EGI, the "Equity Group") contributed substantially all of the interests in their office property and asset management businesses and parking facilities management business (collectively the "Management Business") to the Operating Partnership in exchange for 8,358,822 Units.

                         EQUITY OFFICE PROPERTIES TRUST

                            NOTES TO BALANCE SHEETS
                                  (UNAUDITED)

- The Operating Partnership transferred the portion of the office property management business of EOH, the office property asset management business and the parking asset management business of the Equity Group that relates to property management of the properties owned by the Equity Group, together with the 18 Properties held in partnerships or subject to participation agreements with unaffiliated parties (the "Joint Venture Properties") (collectively the "Managed Property Business") to Equity Office Properties Management Corp., a Delaware corporation (the "Management Corp.") in exchange for non-voting stock representing 95% of the economic value in the Management Corp. and EOH contributed $150,000 to the Management Corp. in exchange for voting stock representing 5% of the economic value of the Management Corp.

- ZML Partners Limited Partnership, ZML Partners Limited Partnership II, ZML Partners Limited Partnership III and ZML Partners Limited Partnership IV (collectively the "ZML Partners"), each of which is the general partner of one of the ZML Opportunity Partnerships, transferred their 5% interest in certain corporations which owned a 1% general partnership interest in certain of the property title holding entities to a newly formed qualified REIT subsidiary ("QRS") in exchange for 26,458 Common Shares.

- The Operating Partnership transferred its 95% interest in certain corporations which owned a 1% general partner interest in certain of the property title holding entities to a newly formed QRS in exchange for 502,740 Common Shares.


   The tables below summarize the ownership of the Company and the Operating Partnership upon the completion of the transactions described above:


                                                                              NUMBER OF
OWNERSHIP OF EQUITY OFFICE PROPERTIES TRUST:                                COMMON SHARES      PERCENTAGE
---------------------------------------------------------------------------------------------------------
(Current Ownership)
Original capitalization (by Mr. Zell)                                               1,000              -
Shares sold in the Offering......................................              28,750,000           18.9%
Shares issued to shareholders of ZML REITs.......................             122,900,572           80.8%
Shares issued to the ZML Partners................................                  26,458             -
Shares issued to the Operating Partnership.......................                 502,740             .3%
                                                                         --------------------------------
  Total..........................................................             152,180,770          100.0%
                                                                         ================================

(Assuming all Operating Partnership Units are converted to Common
Shares):
Shares sold in the Offering......................................              28,750,000           17.6%
Shares issued to shareholders of ZML REITs.......................             122,928,030           75.2%
Operating Partnership Units convertible to Common Shares.                      11,877,647            7.2%
                                                                         --------------------------------
  Total..........................................................             163,555,677          100.0%
                                                                         ================================

                         EQUITY OFFICE PROPERTIES TRUST

                            NOTES TO BALANCE SHEETS
                                  (UNAUDITED)


OWNERSHIP OF EOP OPERATING LIMITED PARTNERSHIP:                            NUMBER OF UNITS        PERCENTAGE
------------------------------------------------------------------------------------------------------------
Equity Office Properties Trust (held directly).......................           28,777,458           17.6%
Equity Office Properties Trust (held through its interests in the ZML
Opportunity Partnerships)............................................          122,900,572           75.1%
                                                                         ---------------------------------
Equity Office Properties Trust subtotal..............................          151,678,030           92.7%
ZML Partners (held through its interests in ZML Opportunity
Partnerships)........................................................            3,229,001            2.0%
Other limited partner (held through its interest in ZML Opportunity
Partnership).........................................................              289,824            0.2%
Equity Group Investments, Inc........................................            3,737,438            2.3%
Equity Office Holdings, L.L.C........................................            4,621,384            2.8%
                                                                         ---------------------------------
  Total..............................................................          163,555,677          100.0%
                                                                         =================================

     4) On July 15, 1997, the Operating Partnership obtained a $600 million unsecured revolving credit facility (the "Line of Credit"). Amounts were drawn on the Line of Credit to repay the outstanding balance on the previous line of credit which was terminated when the Line of Credit was obtained. The Line of Credit carries an interest rate equal to LIBOR plus 110 basis points. The Line of Credit agreement states the interest rate will be reduced on a sliding scale, and a competitive bid option will become available upon the Company's ability to achieve an investment grade unsecured debt rating. The Line of Credit matures on July 15, 2000.

     5) In July, 1997, the Company purchased the unaffiliated joint venture partners' 3% interest in First Union Center for approximately $750,000. The Company now effectively owns 100% of First Union Center.

     6) On August 11, 1997, the Operating Partnership, through its subsidiaries, purchased from an unaffiliated party, Adams & Wabash, a parking facility, located in Chicago, Illinois. The purchase price of approximately $25 million was paid from available cash reserves.

     7) In August, 1997, the Company entered into a definitive agreement with an unaffiliated party to purchase LL&E Tower, a 36-story, 545,000 square-foot office building, Texaco Center, a 32-story, 588,700 square-foot office building, and 601 Tchoupitoulas Garage, a 9.5 story parking facility with 766 parking spaces. All three properties are centrally located in downtown New Orleans, Louisiana. The purchase price is approximately $140 million, of which $91 million is debt to be assumed by the Company and $49 million will be paid in Units at a price of $29 per Unit. This transaction is contingent upon the satisfactory completion of the Company's due diligence and certain other terms and conditions. There can be no assurance that this transaction will be consummated as described above.

     8) In August, 1997, the Company's Board of Trustees approved the acquisition of the following office properties from an unaffiliated party:

           - Destec Tower, a 25-story, 573,456 square-foot office tower in Houston, Texas;
           - Brookhollow Central I, II, and III, a 795,455 square-foot office complex in suburban Houston, Texas;
           - 8080 Central, a 17-story, 283,707 square-foot office building near Dallas, Texas; and
           - 1700 Market, a 32-story, 840,908 square-foot office building in Philadelphia, Pennsylvania.

           The purchase price of these properties is approximately $290 million. These transactions are contingent upon the satisfactory completion of the Company's due diligence and certain other terms and conditions. There can be no assurance that this transaction will be consummated as described above. In a separate transaction, the seller of the foregoing properties will purchase $145 million in restricted Common Shares for $24.50 per share.

                         EQUITY OFFICE PROPERTIES TRUST

                            NOTES TO BALANCE SHEETS
                                  (UNAUDITED)


      9) In August, 1997, the Company's Board of Trustees approved the acquisition from an unaffiliated party, of the following portfolio of office buildings in suburban Philadelphia, Pennsylvania:

            -    Four Falls Corporate Center, consisting of 254,355 square-feet;
            -    Oak Hill Plaza, consisting of 165,575 square-feet;
            -    Walnut Hill Plaza, consisting of 149,716 square-feet;
            -    One Valley Square, consisting of 70,289 square-feet;
            -    Two Valley Square, consisting of 70,530 square-feet;
            -    Three Valley Square, consisting of 84,865 square-feet;
            -    Four Valley Square, consisting of 49,757 square-feet;
            -    Five Valley Square, consisting of 18,511 square-feet;
            -    One Devon Square, consisting of 77,630 square-feet;
            -    Two Devon Square, consisting of 63,226 square-feet;
            -    Three Devon Square, consisting of 6,000 square-feet.

          The purchase price is approximately $144.7 million, $20 million will be paid in Units at a price of $28.775 per Unit, the remainder will be comprised of a combination of cash and the assumption of debt. This transaction is contingent upon the satisfactory completion of the Company's due diligence and certain other terms and conditions. There can be no assurance that this transaction will be consummated as described above.

     10) The Company has entered into negotiations with an unaffiliated party for a private debt offering of $180 million (the "Private Debt Offering"). The terms of the Private Debt Offering consist of four traunches with maturities from seven to ten years which will be priced at an interest rate spread over the corresponding Treasury Rate. The Company intends to use the proceeds of the Private Debt Offering to repay a portion of the Line of Credit. This transaction is subject to the satisfaction of certain conditions and contingencies. There can be no assurance that this transaction will be consummated as described above.

                           EQUITY OFFICE PREDECESSORS

                            COMBINED BALANCE SHEETS


                                                                        June 30,        December 31,
                                                                    1997 (Unaudited)         1996
                                                                     ---------------   --------------
                                                                             (in thousands)
                 ASSETS
Investment in real estate                                            $   4,074,997       $  3,549,708
Accumulated depreciation                                                  (301,963)          (257,893)
                                                                     -------------       ------------

                                                                         3,773,034          3,291,815

Cash and cash equivalents                                                  242,985            410,420
Rents and other receivables (net of allowance for doubtful
      accounts of $3,831 and $2,724,  respectively)                         62,789             58,661
Escrow deposits and restricted cash                                         30,740             32,593
Investment in unconsolidated joint ventures                                 73,073             26,910
Other assets (net of accumulated amortization of $28,349 and
     $21,806, respectively)                                                 95,737             92,166
                                                                     -------------       ------------

        TOTAL ASSETS                                                 $   4,278,358       $  3,912,565
                                                                     =============       ============

     LIABILITIES AND OWNERS' EQUITY

Mortgage debt                                                        $   1,944,407       $  1,837,767
Revolving line of credit                                                   272,625            127,125
Accounts payable and accrued expenses                                       66,213             81,995
Due to affiliates                                                            2,831              2,074
Distribution payable                                                        66,893             96,500
Other liabilities                                                           31,112             29,022
                                                                     -------------       ------------

        TOTAL LIABILITIES                                                2,384,081          2,174,483
                                                                     -------------       ------------

Commitments and contingencies (Note 10)
Minority interests                                                           8,552             11,080
Owners' equity                                                           1,885,725          1,727,002
                                                                     -------------       ------------

        TOTAL LIABILITIES AND OWNERS' EQUITY                         $   4,278,358       $  3,912,565
                                                                     =============       ============


                            See accompanying notes.

                           EQUITY OFFICE PREDECESSORS

                       COMBINED STATEMENTS OF OPERATIONS

                                  (Unaudited)

                                                           Three months ended June 30,  Six months ended June 30,
                                                           ---------------------------  -------------------------
                                                               1997           1996         1997           1996
                                                           ------------   ------------  -----------   -----------
                                                                                (in thousands)
Revenues:
      Rental                                                 $ 125,318    $   89,585     $  241,736    $  176,970
      Tenant reimbursements                                     21,069        13,561         40,256        27,136
      Parking                                                   10,420         6,387         19,950        12,229
      Other                                                      2,934         3,599          6,270         4,442
      Fees from noncombined affiliates                           1,240         1,468          2,440         2,240
      Interest                                                   4,238         2,370          9,134         4,103
                                                             ---------    ----------     ----------    ----------

      Total revenues                                           165,219       116,970        319,786       227,120
                                                             ---------    ----------     ----------    ----------

Expenses:
      Interest                                                  39,946        27,744         76,301        54,011
      Depreciation                                              27,656        19,679         52,661        38,334
      Amortization                                               4,672         2,680          7,748         5,198
      Real estate taxes and insurance                           16,421        13,239         34,489        27,081
      Repairs and maintenance                                   23,688        17,221         43,128        31,176
      Property operating                                        21,852        16,650         42,492        32,673
      General and administrative                                 7,653         5,214         14,726        11,270
                                                             ---------    ----------     ----------    ----------

      Total expenses                                           141,888       102,427        271,545       199,743
                                                             ---------    ----------     ----------    ----------

Income before allocation to minority interests, income
   from investment in unconsolidated joint ventures,
   gain on sale of real estate and extraordinary items          23,331        14,543         48,241        27,377
Minority interests                                                (350)       (1,088)          (879)       (1,698)
Income from unconsolidated joint ventures                        1,103           585          2,025         1,077
Gain on sale of real estate                                      6,769             -         12,510         5,262
                                                             ---------    ----------     ----------    ----------
Income before extraordinary items                               30,853        14,040         61,897        32,018
Extraordinary items                                                  -             -           (275)            -
                                                             ---------    ----------     ----------    ----------
Net income                                                   $  30,853    $   14,040     $   61,622    $   32,018
                                                             =========    ==========     ==========    ==========

                            See accompanying notes.

                           EQUITY OFFICE PREDECESSORS

                       COMBINED STATEMENTS OF CASH FLOWS

                                  (Unaudited)

                                                                                 Six months ended June 30,
                                                                                 ---------------------------
                                                                                    1997            1996
                                                                                 -----------     -----------
                                                                                        (in thousands)
OPERATING ACTIVITIES:
       Net income                                                               $   61,622       $    32,018
       Adjustments to reconcile net income to net cash
           provided by operating activities:
           Depreciation and amortization                                            60,409            43,532
           (Income) from unconsolidated joint ventures                              (2,025)           (1,077)
           (Gain) on sale of real estate                                           (12,510)           (5,262)
           Extraordinary loss from early extinguishments of debt                       275                 -
           Provision for doubtful accounts                                           1,168               205
           Allocation to minority interests                                            879             1,698
           Changes in assets and liabilities:
                (Increase) in rents receivable                                      (5,390)           (3,994)
                (Increase) in other assets                                            (820)             (342)
                (Decrease) in accounts payable and accrued expenses                (15,782)           (8,122)
                Increase  in due to affiliates                                         757               277
                Increase  (decrease) in other liabilities                            2,090            (4,288)
                                                                                ----------       -----------
                      Net cash provided by operating activities                     90,673            54,645
                                                                                ----------       -----------

INVESTING ACTIVITIES:
       Property acquisitions                                                      (531,968)         (185,636)
       Payments for capital and tenant improvements                                (61,352)          (44,709)
       Proceeds from sale of real estate                                            72,078            14,502
       (Investments in) distributions from unconsolidated joint ventures           (44,138)              686
       Payments of lease acquisition costs                                          (9,106)           (7,285)
       Decrease in escrow deposits and restricted cash                               1,853               348
                                                                                ----------       -----------

                      Net cash (used for) investing activities                    (572,633)         (222,094)
                                                                                ----------       -----------

FINANCING ACTIVITIES:
       Capital contributions                                                       287,949            74,175
       Capital distributions                                                      (220,455)          (12,367)
       (Distributions to) minority interest partners                                (3,407)          (21,024)
       Proceeds from mortgage notes                                                154,090           325,548
       Proceeds from revolving lines of credit                                     218,000                 -
       Principal payments on mortgage notes                                        (47,450)          (72,653)
       Principal payments on revolving line of credit                              (72,500)          (76,000)
       Payments of loan costs                                                       (1,427)           (1,702)
       Prepayment penalties on early extinguishments of debt                          (275)                -
                                                                                ----------       -----------

                      Net cash  provided by financing activities                   314,525           215,977
                                                                                ----------       -----------

Net (decrease) increase in cash and cash equivalents                              (167,435)           48,528

Cash and cash equivalents at the beginning of the period                           410,420           111,121
                                                                                ----------       -----------

Cash and cash equivalents at the end of the period                              $  242,985       $   159,649
                                                                                ==========       ===========

Supplemental information:
       Interest paid during the period, including capitalized interest of
                 $3,476 and $1,837,  respectively                               $   77,589       $    55,552
                                                                                ==========       ===========


                            See accompanying notes.

                           EQUITY OFFICE PREDECESSORS

                     NOTES TO COMBINED FINANCIAL STATEMENTS
                                  (UNAUDITED)

1.   BUSINESS AND ORGANIZATION

Business

     Equity Office Predecessors was engaged in acquiring, owning, managing, leasing, and renovating office properties and parking facilities throughout the United States. The Management Business included activities related to both the management of Properties owned by Equity Office Predecessors as well as properties which were owned by entities affiliated with Equity Office Predecessors. The Company is the successor to the business of Equity Office Predecessors.

Organization

     Equity Office Predecessors is not a legal entity, but rather a combination of the Properties of the ZML Opportunity Partnerships together with their limited and general partners (collectively, the "ZML Funds" which includes ZML Fund I, ZML Fund II, ZML Fund III and ZML Fund IV), and the Management Business of the Equity Group that were combined into the Company pursuant to the Consolidation and the Offering. The combined financial statements include all the direct and indirect costs of the business of Equity Office Predecessors. The business of the apartment and retail properties owned by the ZML Funds (the "Non-Office Properties") have not been included in these combined financial statements.

2.   BASIS OF PRESENTATION

     The combined financial statements have been presented on a combined basis, at historical cost, because the ZML Funds and the Management Business were under the common control and management of the owners of the Equity Group through general partnership interests in the ZML Funds and through their ownership of the Management Business. Minority interests have been recorded for those entities that were not wholly owned by the ZML Funds. Where controlling interests were not held by the ZML Funds, the entities were accounted for as investments in unconsolidated joint ventures utilizing equity accounting. All significant intercompany transactions and balances have been eliminated in combination.

     These unaudited combined financial statements of Equity Office Predecessors have been prepared pursuant to the Securities and Exchange Commission ("SEC") rules and regulations. The following notes to combined financial statements highlight significant changes to the notes to the December 31, 1996 audited combined financial statements included in the Prospectus and present interim disclosures as required by the SEC.

3.   USE OF ESTIMATES

     The preparation of the combined financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the balance sheets and accompanying notes. Actual results could differ from those estimates.

                           EQUITY OFFICE PREDECESSORS

                     NOTES TO COMBINED FINANCIAL STATEMENTS
                                  (UNAUDITED)


4.   UNAUDITED INTERIM STATEMENT

     The combined financial statements as of June 30, 1997 and for the three and six months ended June 30, 1997 and 1996 are unaudited. In the opinion of management, such financial statements reflect all adjustments necessary for a fair presentation of the results of the interim periods. All such adjustments are of a normal, recurring nature.

5.   INVESTMENT IN RENTAL PROPERTY AND UNCONSOLIDATED JOINT VENTURES

     During the quarter ended June 30, 1997, Equity Office Predecessors acquired the six Properties listed below. Each Property was purchased from an unaffiliated party. The cash portion of these transactions was funded primarily from amounts drawn on a line of credit.

                                                                     Total                Total
Date                                                                 Square         Acquisition Cost
Acquired  Property                   Location                       Feet (1)        (in thousands)
----------------------------------------------------------------------------------------------------
4/16/97   Oakbrook Terrace Tower  Oakbrook Terrace, IL               772,928         $130,107,800
4/16/97   50% Interest in Civic   St. Louis, MO                        7,464 (2)       45,024,100
          Parking, L.L.C.
4/21/97   One Maritime Plaza      San Francisco, CA                  523,929           99,388,800
4/28/97   Smith Barney Tower      San Diego, CA                      186,607           35,148,400
4/30/97   201 Mission Street      San Francisco, CA                  483,289           74,706,500
6/13/97   30 N. LaSalle           Chicago, IL                        925,950          100,706,500
                                                                                     ------------
                                                                       Total         $485,082,100
                                                                                     ============

(1) Total square feet of Office Properties acquired in the three months ended June 30, 1997, excluding any Parking Facilities, was 2,892,703.
(2)  Represents the number of parking spaces.

6.   DISPOSITION OF RENTAL PROPERTIES

     On May 12, 1997, Equity Office Predecessors sold 8383 Wilshire, an Office Property located in Beverly Hills, California for a sales price of approximately $59 million. The gain for financial reporting purposes was approximately $6.6 million.

                           EQUITY OFFICE PREDECESSORS

                     NOTES TO COMBINED FINANCIAL STATEMENTS
                                  (UNAUDITED)


7.   INVESTMENT IN UNCONSOLIDATED JOINT VENTURES

     Equity Office Predecessors acquired a mortgage receivable secured by the 500 Orange Tower office property ("500 Orange") and purchased land underlying and adjacent to 500 Orange in July 1994, and acquired a 50% limited partnership interest in Civic Parking, L.L.C. in April 1997. The transactions were accounted for utilizing the equity method of accounting. Under this method of accounting, the net equity investment of Equity Office Predecessors is reflected on the combined balance sheets, and the combined statements of operations include Equity Office Predecessors' share of net income or loss from 500 Orange and Civic Parking, L.L.C. The Company's share of net income or loss from 500 Orange and Civic Parking, L.L.C. is 100% and 50%, respectively. Selected balance sheets and statements of operations data for Equity Office Predecessors' interest in 500 Orange and Civic Parking, L.L.C. are as follows:

                                                              -----------------------------------------------------------
                                                                   500 ORANGE TOWER              CIVIC PARKING, L.L.C.
                                                              -----------------------------------------------------------
                                                                 JUNE 30,       DEC. 31,       JUNE 30,        DEC. 31,
                                                                  1997            1996           1997            1996
                                                              -----------------------------------------------------------
                                                                                     (IN THOUSANDS)            (Note A)
ASSETS:
 Investment in real estate, net............................      $26,825        $26,555          $45,595            -
 Cash and cash equivalents.................................           (4)           147            1,398            -
 Rents and other receivables...............................           50            150               97            -
 Other assets..............................................          646            720               26            -
                                                              -----------------------------------------------------------
   TOTAL ASSETS............................................      $27,517        $27,572          $47,116            -
                                                              ===========================================================

LIABILITIES AND OWNERS' EQUITY:
 Accounts payable and accrued expenses.....................      $   920        $   364          $   254            -
 Due to affiliates.........................................           24             19               35            -
 Other liabilities.........................................          310            279               17            -
                                                              -----------------------------------------------------------
   TOTAL LIABILITIES.......................................        1,254            662              306            -
                                                              -----------------------------------------------------------
 Owners' equity............................................       26,263         26,910           46,810            -
                                                              -----------------------------------------------------------
   TOTAL LIABILITIES AND OWNERS' EQUITY....................      $27,517        $27,572          $47,116            -
                                                              ===========================================================

                           EQUITY OFFICE PREDECESSORS

                     NOTES TO COMBINED FINANCIAL STATEMENTS
                                  (UNAUDITED)

                                         500 ORANGE TOWER                CIVIC PARKING, L.L.C.
                                 --------------------------------------------------------------
                                        THREE MONTHS ENDED                THREE MONTHS ENDED
                                 --------------------------------------------------------------
                                       JUNE 30,       JUNE 30,           JUNE 30,      JUNE 30,
                                        1997            1996              1997          1996
                                 --------------------------------------------------------------
                                                         (IN THOUSANDS)
Revenues:                                                                              (Note A)
  Rental.........................       $1,273         $1,264            $  125           -
  Tenant reimbursements..........         (90)             40                 -           -
  Parking........................           -               -               973           -
  Other..........................          19               3                 -           -
                                 --------------------------------------------------------------
    Total revenues...............        1,202          1,307             1,098           -
                                 --------------------------------------------------------------
Expenses:
  Interest.......................           23              -                 -           -
  Depreciation...................          329            239               215           -
  Amortization...................           60             32                 -           -
  Real estate taxes and
    insurance....................          109            102                97           -
  Repairs and
    maintenance..................          185            176                 1           -
  Property operating.............          178            173                 -           -
                                 --------------------------------------------------------------
    Total expenses...............          884            722               313           -
                                 --------------------------------------------------------------
Net income.......................       $  318         $  585            $  785           -
                                 ==============================================================
                                       500 ORANGE TOWER             CIVIC PARKING, L.L.C.
                                 --------------------------------------------------------------
                                       SIX MONTHS ENDED                SIX MONTHS ENDED
                                 --------------------------------------------------------------
                                       JUNE 30,       JUNE 30,           JUNE 30,      JUNE 30,
                                        1997            1996              1997          1996
                                 --------------------------------------------------------------
                                                         (IN THOUSANDS)
Revenues:                                                                              (Note A)
  Rental.........................       $2,506         $2,338            $  125           -
  Tenant reimbursements..........         (83)             59                 -           -
  Parking........................            -              -               973           -
  Other..........................           26             10                 -           -
                                 --------------------------------------------------------------
    Total revenues...............        2,449          2,407             1,098           -
                                 --------------------------------------------------------------
Expenses:
  Interest.......................           23              -                 -           -
  Depreciation...................          514            401               215           -
  Amortization...................           85             39                 -           -
  Real estate taxes and
    insurance....................         (70)            255                97           -
  Repairs and maintenance........          334            324                 1           -
  Property operating.............          323            311                 -           -
                                 --------------------------------------------------------------
    Total expenses...............        1,209          1,330               313           -
                                 --------------------------------------------------------------
Net income.......................       $1,240         $1,077            $  785           -
                                 ==============================================================

Note A: The balance sheet data as of December 31, 1996 and operational data for the three and six months ended June 30, 1996 is not applicable since Civic Parking, L.L.C. was not owned by Equity Office Predecessors at or during these periods.

                          EQUITY OFFICE PREDECESSORS

                    NOTES TO COMBINED FINANCIAL STATEMENTS
                                 (UNAUDITED)


8.   OWNERS' EQUITY

     As of June 30, 1997, the capital partners of the four ZML Funds previously committed to contribute approximately $2,113,947,500, of which approximately $2,031,285,800 had been cumulatively contributed by capital partners and approximately $82,661,700 of the commitment had been canceled. In April, 1997, the capital partners contributed approximately $136,390,000, which is included in the $2,031,285,800 cumulative contributions.

     As of June 30, 1997, the ZML Funds had cumulatively declared or distributed approximately $305,939,200 to their capital partners.

9.   MORTGAGE NOTES PAYABLE AND LINE OF CREDIT

     In May, 1997, Equity Office Predecessors obtained financing for the Capital Commons Garage in the amount of $4,500,000. The term of the loan is 10 years with a fixed interest rate of 7.83% and with scheduled principal and interest payments due monthly. Also in May, 1997, Equity Office Predecessors repaid the outstanding mortgage indebtedness and accrued interest of approximately $14,941,800 which collateralized the Denver Corporate Center Towers II and III.


     As of June 30, 1997, Equity Office Predecessors had outstanding mortgage indebtedness of approximately $1.9 billion encumbering 76 of the Properties. The carrying value of such Properties (net of accumulated depreciation of $280 million) was approximately $2.9 billion. In addition, Equity Office Predecessors had $272.6 million outstanding on its line of credit facility. Subsequent to June 30, 1997, the Company repaid $598.4 million of mortgage indebtedness on 28 of the Properties and $80 million on the line of credit from proceeds of the Offering and available cash reserves.

     In order to limit the market risk associated with variable rate debt, Equity Office Predecessors entered into several interest rate protection agreements. These agreements effectively convert floating rate debt to a fixed rate basis, as well as hedge anticipated financing transactions. Net amounts paid or received under these agreements are recognized as an adjustment to interest expense when such amounts are incurred or earned. Settlement amounts paid or received under these agreements are deferred and amortized over the term of the related financing transaction on the straight-line method which approximates the effective yield method. In June, 1997, Equity Office Predecessors executed various interest rate protection agreements for $700 million of indebtedness. The agreements are composed of various traunches with various interest rates and maturities. The weighted average interest rate is approximately 6.71% and the weighted average maturity is 5.21 years.

10.  COMMITMENTS AND CONTINGENCIES

     ZML-Chicago Parking Limited Partnership ("ZCP") and ZML-North Loop/Theatre District Parking Limited Partnership ("NLT"), were named as defendants in an action (the "Action") brought by an investor (the "Plaintiff") in an unaffiliated entity owning an interest in NLT. The Action was brought in the Circuit Court of Cook County, Illinois, Chancery Division, on August 15, 1995. NLT is the owner of two Parking Facilities, North Loop Transportation Center and Theatre District Self Park ("Theatre District Garage"). The Plaintiff demands rescission of certain transactions related to the acquisition by NLT of the Theatre District Garage. A sustained judgment in favor of the Plaintiff could result in the loss of the Company's interest in the Theatre
District Garage. This action is in its discovery stage. Although the outcome cannot be predicted with any certainty, the Company believes that ZCP and NLT have meritorious defenses to all asserted claims and that Equity Office Predecessors will not incur a loss in connection with the Action.

                           EQUITY OFFICE PREDECESSORS

                     NOTES TO COMBINED FINANCIAL STATEMENTS
                                  (UNAUDITED)


     Except as described above, management of the Company does not believe there is any litigation threatened against the Company other than routine litigation arising out of the ordinary course of business, some of which is expected to be covered by liability insurance, and none of which is expected to have a material adverse effect on the combined financial statements of the Company.


11.  SUBSEQUENT EVENTS

      1) On July 7, 1997, the Company's registration statement covering the issuance of up to 28,750,000 Common Shares in the Offering was declared effective by the SEC.

      2) On July 8, 1997, the Company's Common Shares commenced trading on the New York Stock Exchange under the symbol "EOP".

      3) On July 11, 1997, the Company consummated the Offering having sold 28,750,000 Common Shares (including 3,750,000 Common Shares relating to the underwriters' overallotment option) at $21 per Common Share generating gross proceeds of $603,750,000. The Company contributed the net proceeds from the Offering (after deducting the underwriting discount of $39,243,750) of $564,506,250 to the Operating Partnership in exchange for 28,750,000 Units.

                           EQUITY OFFICE PREDECESSORS

                         PART I - FINANCIAL INFORMATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     The following discussion and analysis of the combined financial condition and results of operations should be read in conjunction with the Combined Financial Statements of the Equity Office Predecessors and Notes thereto contained herein. All references to the historical activities of the Company contained in this "Management's Discussion and Analysis of Financial Condition and Results of Operations" refer to the activities of the Equity Office Predecessors. Statements contained in this "Management's Discussion and Analysis of Financial Conditions and Results of Operations," which are not historical facts may be forward-looking statements. Such statements are subject to certain risks and uncertainties which could cause actual results to differ materially from those projected. Readers are cautioned not to place undue reliance on these forward-looking statements which speak only as of the date hereof.

GENERAL

     The following discussion is based primarily on the Combined Financial Statements of the Equity Office Predecessors as of June 30, 1997 and December 31, 1996 and the three and six month periods ended June 30, 1997 and 1996.

     The Company receives income primarily from rental revenue from Office Properties (including reimbursements from tenants for certain operating costs), parking revenue from Office Properties and stand alone Parking Facilities, and, to a lesser extent, from fees from noncombined affiliates for the management of properties not owned by the Company (the "Managed Properties").

     As of June 30, 1997, the Company owned or had an interest in 90 Office Properties totaling approximately 32.2 million square feet, and 14 stand alone Parking Facilities with approximately 14,785 spaces (the "Total Portfolio"). Of the Total Portfolio, 71 of these Office Properties totaling approximately 22.6 million square feet and three Parking Facilities were acquired prior to January 1, 1996; 10 Office Properties totaling approximately 6.1 million square feet and seven Parking Facilities were acquired in 1996; and nine Office Properties totaling approximately 3.5 million square feet and an interest in four Parking Facilities were acquired during the six months ended June 30, 1997. As a result of this rapid growth in the size of the Total Portfolio, the financial data presented shows large increases in revenues and expenses from year to year. For the foregoing reasons, the Company does not believe its period to period financial data are comparable. Therefore, the analysis below shows changes resulting from Properties that were held during the entire period for the periods being compared (the "Core Portfolio") and the changes in Total Portfolio. The Core Portfolio for the comparison between the six months ended June 30, 1997 and 1996 consists of 71 Office Properties and three Parking Facilities acquired prior to January 1, 1996. The Core Portfolio for the comparison between the three months ended June 30, 1997 and 1996 consists of the 72 Office Properties and three Parking Facilities acquired prior to April 1, 1996. In both cases the Core Portfolio excludes Barton Oaks Plaza II, a 118,529 square foot Office Property, which was sold in January 1997, and 8383 Wilshire, a 417,463 square foot Office Property, which was sold in May
1997.

                           EQUITY OFFICE PREDECESSORS

                         PART I - FINANCIAL INFORMATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

COMPARISON OF THREE MONTHS ENDED JUNE 30, 1997 TO THREE MONTHS ENDED JUNE 30, 1996.
The table below presents selected operating information for the Total Portfolio and for the Core Portfolio.

                                                         Total Portfolio                                   Core Portfolio
                                     ----------------------------------------------  ----------------------------------------------
                                                              Increase/      %                                Increase/      %
                                       1997         1996      (Decrease)   Change      1997          1996     (Decrease)   Change
                                     ----------------------------------------------  ----------------------------------------------
                                                                            ($ in thousands)
Property Revenues                    $ 159,741  $  113,132     $46,609       41.2%   $ 112,396   $  109,977     $ 2,419       2.2%
Interest income                          4,238       2,370       1,868       78.8%         n/a          n/a         n/a        n/a
Fees from noncombined affiliates         1,240       1,468        (228)    (15.5%)         n/a          n/a         n/a        n/a
                                     ----------------------------------------------  ----------------------------------------------
Total revenues                         165,219     116,970      48,249       41.2%     112,396      109,977       2,419       2.2%
                                     ----------------------------------------------  ----------------------------------------------

Interest expense                        39,946      27,744      12,202       44.0%      29,618       27,499       2,119       7.7%
Depreciation and amortization           32,328      22,359       9,969       44.6%      23,995       21,227       2,768      13.0%
Property Operating Expenses             61,961      47,110      14,851       31.5%      45,142       45,542        (400)     (0.9%)
General and administrative               7,653       5,214       2,439       46.8%         n/a          n/a         n/a        n/a
                                     ----------------------------------------------  ----------------------------------------------
Total expenses                         141,888     102,427      39,461       38.5%      98,755       94,268       4,487       4.8%
                                     ----------------------------------------------  ----------------------------------------------

Income before allocation to
minority interests, income from
investment in unconsolidated
joint ventures, gain on sale of
real estate and extraordinary items     23,331      14,543       8,788       60.4%      13,641       15,709      (2,068)    (13.2%)

Minority interests                        (350)     (1,088)        738       67.8%        (350)      (1,088)        738      67.8%
Income from unconsolidated joint
ventures                                 1,103         585         518       88.5%         317          585        (268)    (45.8%)
Gain on sale of real estate and
extraordinary items                      6,769           -       6,769          -            -            -           -         -
                                     ----------------------------------------------  ----------------------------------------------
Net Income                           $  30,853  $   14,040     $16,813      119.8%   $  13,608   $   15,206     $(1,598)    (10.5%)
                                     ==============================================  ==============================================

Property Revenues less Property
Operating Expenses                   $  97,780  $   66,022     $31,758       48.1%   $  67,254   $   64,435     $ 2,819       4.4%
                                     ==============================================  ==============================================

Property Revenues
The increase in rental revenues, tenant reimbursements, parking income and other income ("Property Revenues") in the Core Portfolio resulted from a combination of occupancy and rental rate increases. The weighted average occupancy of the Core Portfolio increased from approximately 90.0% at April 1, 1996 to 94.3% as of June 30, 1997. This increase represents approximately 1.0 million square feet of additional occupancy in the Core Portfolio between April 1, 1996 and June 30, 1997. Included in Property Revenues for the Core Portfolio are lease termination fees of $0.4 million and $3.0 million for the three months ended June 30, 1997 and 1996, respectively (these are included in the other revenues category on the combined statement of operations). These fees are related to specific tenants who have paid a fee to terminate their lease obligations before the end of the contractual term of the lease.
Although the Company has historically experienced similar levels of such termination fees, there is no way of predicting the timing or amounts of future lease termination fees. Certain of the Company's Properties provide for tenant occupancy during periods for which no rent is due or where minimum rent payments increase during the term of the lease. The Company records rental revenue for the full term of each lease on a straight-line basis. The straight-line rent adjustment which is included in rental revenues for the Core Portfolio

                           EQUITY OFFICE PREDECESSORS

                        PART I - FINANCIAL INFORMATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


for the three months ended June 30, 1997 and 1996, was approximately
$1.6 million and $4.3 million, respectively. The straight-line rent adjustment which is included in rental revenues for the Total Portfolio for the three months ended June 30, 1997 and 1996 is approximately $3.8 million and 4.3 million, respectively.

Interest Income
Interest income for the Total Portfolio increased by $1.8 million to $4.2 million for the three months ended June 30, 1997, compared to $2.4 million for the three months ended June 30, 1996. This increase in interest income is due primarily to having a larger amount of cash invested in short term investments pending the purchase of new acquisitions. Prior to the Consolidation, each of the entities involved in the Consolidation needed to maintain separate cash reserves which in the aggregate were higher than cash reserves the Company anticipates maintaining going forward. Due to the availability of the Line of Credit obtained by the Operating Partnership on July 15, 1997, and other changes in the capital structure of the Company, the Company anticipates that it will maintain cash reserves of $25 to $50 million (although the cash balance may at times be more or less in anticipation of pending acquisitions or other transactions). Cash available above this reserve amount will be used to repay the Line of Credit. The lower cash balance will result in lower interest income in future periods, however, this loss in income should be offset by savings on the Line of Credit.

Fees from Non-combined Affiliates
Fees from non-combined affiliates decreased slightly and are expected to decrease in future periods as the Managed Properties are sold.

Interest Expense
Interest expense increased $12.2 million for the Total Portfolio to $39.9 million for the three months ended June 30,1997 compared to $27.7 million for the three months ended June 30, 1996. This increase was primarily the result of increased debt obtained to finance acquisitions. At or shortly after the closing of the Offering, the Company repaid approximately $598.4 million of mortgage debt (of which $544 million was secured by properties in the Core Portfolio) and repaid $80 million on a line of credit. Interest expense related to the $598.4 million of secured debt repaid was approximately $10.2 million and $10.0 million for the three months ended June 30, 1997 and 1996, respectively. Interest expense related to the $80 million repaid on a line of credit was approximately $1.6 million (an equivalent amount was not outstanding for the prior period). Due to these debt repayments, interest expense is initially expected to decrease in future periods, and then anticipated to increase as the Company acquires additional properties and incurs additional financing.

Depreciation and Amortization
The increase in depreciation and amortization in the Core Portfolio was related to depreciation of capital and tenant improvements made at the Core Portfolio Properties in 1996 and 1997, and the amortization of leasing commissions and loan fees paid during that time period.

Property Operating Expenses
The decrease in real estate taxes and insurance, repairs and maintenance, and property operating expenses ("Property Operating Expenses") in the Core Portfolio relates primarily to a decrease in real estate taxes, which resulted from real estate tax refunds recorded in the three months ended June 30, 1997, partially offset by an increase in maintenance expenses.

General and Administrative Expenses
General and administrative expenses
increased by approximately $2.5 million, to $7.7 million for the three months ended June 30, 1997, compared to $5.2 million for the three months ended June 30, 1996. General and administrative expenses as a percentage of total revenues was approximately 4.6% and 4.5% for the three months ended June 30, 1997 and 1996, respectively. The reasons for the increase in general and administrative expenses are the significant increase in the size of the Company's portfolio and increased expenses associated with becoming a public company. While general and administrative expenses will continue to increase as the size of the Company's portfolio increases, it is anticipated that general and administrative expenses as a percentage of total revenue will initially remain stable, (or increase slightly), as the full costs of running a public company are reflected in operations, and then decrease over time as the Company realizes increased economies of scale.

                           EQUITY OFFICE PREDECESSORS

                         PART I - FINANCIAL INFORMATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

COMPARISON OF SIX MONTHS ENDED JUNE 30, 1997 TO SIX MONTHS ENDED JUNE 30, 1996.

The table below presents selected operating information for the Total Portfolio and for the Core Portfolio.


                                                               Total Portfolio                          Core Portfolio
                                                ----------------------------------------  -----------------------------------------
                                                                     Increase/     %                            Increase/      %
                                                    1997      1996   (Decrease)  Change      1997      1996     (Decrease)   Change
                                                ----------------------------------------  ------------------------------------------
                                                                                      ($ in thousands)
Property Revenues                                $ 308,212  $ 220,777  $ 87,435    39.6%  $ 219,228   $ 210,039  $   9,189     4.4%
Interest income                                      9,134      4,103     5,031   122.6%        n/a         n/a        n/a      n/a
Fees from noncombined affiliates                     2,440      2,240       200     8.9%        n/a         n/a        n/a      n/a
                                                ----------------------------------------  -----------------------------------------
Total revenues                                     319,786    227,120    92,666    40.8%    219,228     210,039      9,189     4.4%
                                                ----------------------------------------  -----------------------------------------
Interest expense                                    76,301     54,011    22,290    41.3%     57,975      53,401      4,574     8.6%
Depreciation and amortization                       60,409     43,532    16,877    38.8%     45,047      40,976      4,071     9.9%
Property Operating Expenses                        120,109     90,930    29,179    32.1%     87,390      85,721      1,669     1.9%
General and administrative                          14,726     11,270     3,456    30.7%        n/a         n/a       n /a      n/a
                                                ----------------------------------------  -----------------------------------------
Total expenses                                     271,545    199,743    71,802    35.9%    190,412     180,098     10,314     5.7%
                                                ----------------------------------------  -----------------------------------------
Income before allocation to minority interests,
income from investment in unconsolidated
joint ventures, gain on sale of real estate and
extraordinary items                                 48,241     27,377    20,864    76.2%     28,816      29,941     (1,125)   (3.8%)

Minority interests                                    (879)    (1,698)      819    48.2%       (715)     (1,698)       983    57.9%
Income from unconsolidated joint ventures            2,025      1,077       948    88.0%      1,239       1,077        162    15.0%
Gain on sale of real estate and extraordinary
items                                               12,235      5,262     6,973   132.5%          -           -          -        -
                                                ----------------------------------------  -----------------------------------------
Net Income                                       $  61,622    $32,018  $ 29,604    92.5%  $  29,340    $ 29,320   $     20     0.1%
                                                ========================================  =========================================
Property Revenues less Property Operating
Expenses                                         $ 188,103  $ 129,847  $ 58,256    44.9%  $ 131,838    $124,318   $  7,520     6.0%
                                                ========================================  =========================================

Property Revenues
The increase in Property Revenues in the Core Portfolio resulted from a combination of occupancy and rental rate increases. The weighted average occupancy of the Core Portfolio increased from approximately 88.5% at January
1, 1996 to 94.3%  as of June 30, 1997.  This increase represents approximately
1.3 million square feet of additional occupancy in the Core Portfolio between January 1, 1996 and June 30, 1997. Included in Property Revenues for the Core Portfolio are lease termination fees of $2.6 million and $3.3 million for the six months ended June 30, 1997 and 1996, respectively (these amounts are included in the other revenue category on the combined statement of operations). These fees are related to specific tenants who have paid a fee to terminate their lease obligations before the end of the contractual term of the lease. Although the Company has historically experienced similar levels of such termination fees, there is no way of predicting the timing or amounts of future lease termination fees. The straight-line rent adjustment which is included in rental revenues for the Core Portfolio for the six months ended June 30, 1997 and 1996, was approximately $3.7 million and $6.4 million, respectively. The straight-line rent adjustment which is included in rental revenues for the Total Portfolio for the six months ended June 30, 1997 and 1996, was approximately $7.7 million and $8.0 million, respectively.

Interest Income
Interest income for the Total Portfolio increased by $5.0 million to $9.1 million for the six months ended June 30, 1997, compared to $4.1 million for the six months ended June 30, 1996. This increase in interest income is due primarily to having a larger amount of cash invested in short term investments pending the purchase of new acquisitions. Prior to the Consolidation, each of the entities involved in the Consolidation needed to maintain separate cash reserves which in the aggregate were higher than cash reserves the Company anticipates maintaining going forward. Due to the availability of borrowings under the Line of Credit and other changes in the capital

                           EQUITY OFFICE PREDECESSORS

                         PART I - FINANCIAL INFORMATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

structure of the Company, the Company anticipates that it will maintain cash reserves of $25 to $50 million (although the cash balance may at times be more or less in anticipation of pending acquisitions or other transactions). The lower cash balance will result in lower interest income in future periods, however, this loss in income should be offset by savings on the Line of Credit.

Fees from Non-combined Affiliates
Although fees from non-combined affiliates increased slightly, they are expected to decrease in future periods as the Managed Properties are sold.

Interest Expense
Interest expense increased $22.3 million for the Total Portfolio to $76.3 million for the six months ended June 30, 1997 compared to $54 million for the six months ended June 30, 1996. This increase was primarily the result of increased debt obtained to finance acquisitions. At or shortly after the closing of the Offering, the Company repaid approximately $598.4 million of mortgage debt (of which $544 million was secured by Properties in the Core Portfolio) and repaid $80 million on the Line of Credit. Interest expense related to the $598.4 million of secured debt repaid was approximately $20.2 million and $19.9 million for the six months ended June 30, 1997 and 1996, respectively. Interest expense related to the $80 million repaid on the Line of Credit was approximately $3.2 million (an equivalent amount was not outstanding for the prior period). Due to these debt repayments, interest expense is initially expected to decrease in future periods, and then anticipated to increase as the Company acquires additional properties and incurs additional financing.

Depreciation and Amortization
The increase in depreciation and amortization in the Core Portfolio was related to depreciation of capital and tenant improvements made at the Core Portfolio Properties in 1996 and 1997, and the amortization of leasing commissions and loan fees paid during that time period.

Property Operating Expenses
The increase in Property Operating Expenses relates primarily to an increase in maintenance expenses offset in part by a decrease in real estate taxes, which was caused by real estate tax refunds recorded in the six months ended June 30, 1997.

General and Administrative General and administrative expenses increased by approximately $3.4 million to $14.7 million for the six months ended June 30, 1997, compared to $11.3 million for the six months ended June 30, 1996. General and administrative expenses as a percentage of total revenues was approximately 4.6% and 5.0% for the six months ended June 30, 1997 and 1996,
respectively.   The primary reasons for the increase in general and
administrative expenses are the significant increase in the size of the Company's portfolio and increased expenses associated with becoming a public company. While general and administrative expenses will continue to increase as the size of the Company's portfolio increases, it is anticipated that general and administrative expenses as a percentage of total revenues will initially remain stable, (or increase slightly), as the full costs of running a public company are reflected in operations, and then decrease over time as the Company realizes increased economies of scale.

                           EQUITY OFFICE PREDECESSORS

                         PART I - FINANCIAL INFORMATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


PARKING OPERATIONS

Included in the numbers above are results of operations from Parking Facilities, the summarized information for which is presented below.


Comparison of three months ended June 30, 1997 to three months ended June 30, 1996.

                                       Total Parking Portfolio                    Core Parking Portfolio
                                -------------------------------------      -------------------------------------
                                                   Increase/     %                           Increase/      %
                                1997      1996    (Decrease)   Change      1997      1996    (Decrease)   Change
                                -------------------------------------      -------------------------------------
                                                                ($ in thousands)
Property Revenues               $5,322    $2,446    $2,876     117.6%      $2,526   $2,446     $   80       3.3%
Interest income                     49        31        18      58.1%         n/a      n/a        n/a        n/a
                                -------------------------------------      -------------------------------------
Total revenues                   5,371     2,477     2,894     116.8%       2,526    2,446         80       3.3%
                                -------------------------------------      -------------------------------------

Interest expense                   813       412       401      97.3%         696      412        284      68.9%
Depreciation and amortization      819       333       486     145.9%         352      333         19       5.7%
Property Operating Expenses      1,204       849       355      41.8%         731      849       (118)    (13.9%)
                                -------------------------------------      -------------------------------------
Total expenses                   2,836     1,594     1,242      77.9%       1,779    1,594        185      11.6%
                                -------------------------------------      -------------------------------------

Income before allocation to
minority interests and
income from investment in
unconsolidated joint
ventures                         2,535       883     1,652     187.1%         747      852       (105)    (12.3%)

Minority interests                 (62)      (42)      (20)    (47.6%)        (62)     (42)       (20)    (47.6%)
Income from unconsolidated
joint ventures                     786         -       786         -            -        -          -         -
                                -------------------------------------      -------------------------------------
Net Income                      $3,259    $  841    $2,418     287.5%      $  685   $  810     $ (125)    (15.4%)
                                =====================================      =====================================

Property Revenues less
Property Operating Expenses     $4,118    $1,597    $2,521     157.9%      $1,795   $1,597     $  198      12.4%
                                =====================================      =====================================

                           EQUITY OFFICE PREDECESSORS

                         PART I - FINANCIAL INFORMATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Comparison of six months ended June 30, 1997 to six months ended June 30, 1996.

                                       Total Parking Portfolio                    Core Parking Portfolio
                                -------------------------------------      ------------------------------------
                                                   Increase/     %                           Increase/     %
                                1997      1996    (Decrease)   Change      1997      1996    (Decrease)  Change
                                -------------------------------------      ------------------------------------
                                                                ($ in thousands)
Property Revenues               $ 9,972   $4,936    $5,036     102.0%      $5,000   $4,936     $   64      1.3%
Interest income                     114       53        61     115.1%         n/a      n/a        n/a       n/a
                                -------------------------------------      ------------------------------------
Total revenues                   10,086    4,989     5,097     102.2%       5,000    4,936         64      1.3%
                                -------------------------------------      ------------------------------------

Interest expense                  2,071      826     1,245     150.7%       1,275      826        449     54.4%
Depreciation and amortization     1,635      667       968     145.1%         699      667         32      4.8%
Property Operating Expenses       2,387    1,584       803      50.7%       1,443    1,584       (141)    (8.9%)
                                -------------------------------------      ------------------------------------
Total expenses                    6,093    3,077     3,016      98.0%       3,417    3,077        340     11.0%
                                -------------------------------------      ------------------------------------

Income before allocation to
minority interests, and
income from investment in
unconsolidated joint
ventures                          3,993    1,912     2,081     108.8%       1,583    1,859       (276)   (14.8%)

Minority interests                 (122)    (206)       84      40.8%        (122)    (206)        84     40.8%

Income from unconsolidated
joint ventures                      786        -       786          -           -        -          -        -
                                -------------------------------------      ------------------------------------
Net Income                      $ 4,657   $1,706    $2,951     173.0%      $1,461   $1,653     $ (192)   (11.6%)
                                =====================================      ====================================

Property Revenues less
Property Operating Expenses     $ 7,585   $3,352    $4,233     126.3%      $3,557   $3,352     $  205      6.1%
                                =====================================      ====================================

                           EQUITY OFFICE PREDECESSORS

                         PART I - FINANCIAL INFORMATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


DISPOSITIONS OF PROPERTY

The Company sold two Office Properties in 1997: Barton Oaks Plaza II (118,529 net rentable square feet) was sold in January, 1997 and 8383 Wilshire (417,463 net rentable square feet) was sold in May, 1997. In January, 1996, the Company sold the condominium portion, comprised of a 210 room hotel at Three
Lakeway, a mixed-use property. Below is a summary of the operations of these properties for the three and six months period ended June 30, 1997 and 1996.




                                                               Three months ended              Six months ended
                                                                    June 30,                        June 30,
                                                            ------------------------        ------------------------
                                                               1997          1996             1997           1996
                                                            ------------------------        ------------------------
                                                                                  ($ in thousands)
Property Revenues                                           $   984           $2,445        $ 3,186           $4,920
                                                            ------------------------        ------------------------
Interest expense                                                  -              150             36              658
Depreciation and amortization                                     -              551            451            1,115
Property Operating Expenses                                     457            1,261          1,415            2,466
                                                            ------------------------        ------------------------
Total expenses                                                  457            1,962          1,902            4,239
Income (loss) before allocation to minority interests,
and gain on sale of real estate and extraordinary items         527              483          1,284              681
Minority interests
Gain on sale of real estate and extraordinary                     -                -           (164)               -
items                                                         6,769                -         12,235            5,262
                                                            ------------------------        ------------------------
Net Income                                                  $ 7,296           $  483        $13,355           $5,943
                                                            ========================================================
Property Revenues less Property Operating Expenses          $   527           $1,184        $ 1,771           $2,454
                                                            ========================        ========================

Liquidity and Capital Resources

     Liquidity: Net cash provided from operations represents the primary source of liquidity to fund distributions, debt service, recurring capital costs and non-revenue enhancing tenant improvements. Historically, the Company made annual distributions equal to approximately 100% of taxable income. Cash generated in excess of taxable income (resulting primarily from non-cash items such as depreciation and amortization) was retained for working capital and to fund capital improvements and non-revenue enhancing tenant improvements. The Company intends to make regular quarterly distributions to holders of Common Shares and Units. The Company will establish its initial distribution based upon its estimate of annualized cash flow.

     The Company intends to fund recurring capital costs and non-revenue enhancing tenant improvements from cash from operations and draws under its Line of Credit. The Company has no contractual obligations for material capital costs, other than in connection with customary tenant improvements in the ordinary course of business. The Company also expects that the Line of Credit will provide for temporary working capital, unanticipated cash needs, and funding of acquisitions.

     The anticipated size of the Company's distributions will not allow the Company, using only cash from operations, to retire all of its debt as it comes due and, therefore, the Company will be required to repay maturing debt with funds from debt and/or equity financing.


     Mortgage Financing: The table below summarizes the mortgage debt and line of credit outstanding at June 30, 1997 and December 31, 1996, as well as the amount of debt outstanding after reflecting the debt repaid in connection with the Offering.

                           EQUITY OFFICE PREDECESSORS

                         PART I - FINANCIAL INFORMATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Debt Summary:                Post - Offering  June 30, 1997  December 31, 1996
                             ---------------  -------------  -----------------
Balance ($ in thousands):
 Fixed Rate                       $1,131,011     $1,384,090         $1,304,075
 Variable Rate                       407,627        832,942            660,817
                               -----------------------------------------------
  Total                           $1,538,638     $2,217,032         $1,964,892
                               ===============================================

Percentage of Total Debt
 Fixed Rate                            73.5%          62.4%              66.4%
 Variable Rate                         26.5%          37.6%              33.6%
                               -----------------------------------------------
  Total                               100.0%         100.0%             100.0%
                               ===============================================

Weighted Average Interest
Rate at End of Period
 Fixed Rate                            7.55%          7.79%              7.89%
 Variable Rate                         7.16%          7.34%              7.33%
                               -----------------------------------------------
  Total                                7.45%          7.63%              7.70%
                               ===============================================

     The variable rate debt shown above bore interest at the 30 day LIBOR-based floating interest rate. The 30-day LIBOR at June 30, 1997 was 5.69% resulting in a weighted average spread over LIBOR at June 30, 1997 of 1.65%.

     The Company used the net proceeds of the Offering of approximately $564.5 million and approximately $33.9 million of available cash reserves to repay $253.1 million of fixed rate debt, and $345.3 million of the variable rate debt included in the table above. An additional $12.9 million was incurred for prepayment penalties. In addition, the Company paid down $80 million on a Line of Credit (as defined below) with available cash reserves in July, 1997. After such repayments, the remaining $1.5 billion of debt, excluding a discount of approximately $20.3 million expected to be recorded in connection with the Offering and Consolidation, will mature as follows:


                    in thousands
                  --------------
1997                  $    6,375
1998                      45,218
1999                     168,372
2000                     337,407
2001                     192,074
2002                      60,333
Thereafter               728,859
                      ----------
  Total               $1,538,638
                      ==========

     The instruments encumbering the Properties contain customary restrictions and requirements such as transferability restrictions, payment of taxes on the Property, maintenance of the Property in good condition, maintenance of insurance on the Property, prohibition on liens, and obtaining lender consent to leases with material tenants.

     Lines of Credit: ZML Fund IV entered into an acquisition/term loan facility (the "$475 Million Line") in September, 1996. As of June 30, 1997, there were $272.6 million of outstanding six-month borrowings under the $475 Million Line, all of which were unsecured. On July 15, 1997, the Operating Partnership obtained a $600 million unsecured revolving credit facility (the "Line of Credit"). Amounts were subsequently drawn on the Line of Credit to repay the outstanding balance on the $475 Million Line which

                           EQUITY OFFICE PREDECESSORS

                         PART I - FINANCIAL INFORMATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

was terminated when the Line of Credit was obtained. The Line of Credit will carry an interest rate equal to LIBOR plus 110 basis points. The Line of Credit agreement states the interest rate will be reduced on a sliding scale and a competitive bid option will become available upon the Company's ability to achieve an investment grade unsecured debt rating. The Line of Credit matures on July 15, 2000.

     Unsecured Notes: The Company has entered into negotiations with an unaffiliated party for a private debt offering of $180 million (the "Private Debt Offering"). The terms of the Private Debt Offering consist of four tranches with maturities of 7 to 10 years which will be priced at an interest rate spread over the corresponding Treasury rate. The Company intends to use the proceeds of the Private Debt Offering to repay a portion of the Line of Credit.

     It is currently anticipated that the Company will issue between $750 million to $1 billion of senior unsecured notes (the "Senior Notes Offering") in either the third or fourth quarter of 1997. Proceeds from the Senior Notes Offering will be used to repay approximately $236 million of existing mortgage financing, to pay down the outstanding balance on the Line of Credit and to fund property acquisitions. The Company expects the Senior Notes Offering will contain a number of tranches with terms of 5 to 12 years and varying interest rates some of which are expected to be fixed at closing based upon an agreed spread over U.S. Treasury rates and others of which are expected to float at an agreed spread over LIBOR.

     Although the Company is currently negotiating the terms of the Senior Notes Offering and believes that it will be realized as contemplated, a binding commitment does not exist. In the event that the commitment is not obtained prior to December 31, 1997, the Company would be required to obtain the consent to the transfers implemented in connection with the Consolidation of the existing mortgage lenders whose $236 million in mortgage indebtedness is expected to be satisfied from the proceeds of the Senior Notes Offering. The Company believes that, inasmuch as most of the mortgage instruments given to secure this indebtedness contemplated these transfers, such consents could be obtained on reasonable terms and, in instances where such consents could not be obtained, such loans could be refinanced.

     Interest Rate Protection Agreements: In order to limit the market risk associated with variable rate debt, the Company entered into several interest rate protection agreements. These agreements effectively convert floating rate debt to a fixed rate basis, as well as hedge anticipated financing transactions. Net amounts paid or received under these agreements are recognized as an adjustment to interest expense when such amounts are incurred or earned. Settlement amounts paid or received under these agreements are deferred and amortized over the term of the related financing transaction on the straight-line method which approximates the effective yield method. A summary of the various interest rate hedge agreements is as follows: (1) In anticipation of the Private Debt Offering and the Senior Notes Offering and the expectation that its interest terms will be tied to U.S. Treasury rates, the Company has entered into interest rate protection agreements for $700 million of indebtedness. As a result of this arrangement, the Company has essentially "locked into" U.S. Treasury rates in effect as of June 4, 1997, for the expected Senior Notes Offering (or, were such offering not to occur, for $700 million in other indebtedness). In August, 1997, the Company terminated $150 million of the $700 million of hedge agreements at a cost of $3.9 million. The terminated agreements pertained to the Private Debt Offering. The portion of the Private Debt Offering protected by these agreements consisted of three tranches with maturities of eight, nine and ten years, respectively. The cost of the terminated hedge agreements will be amortized to interest expense over the respective terms of each tranche. The Company intends to terminate the remaining hedge agreements at such time as it incurs its contemplated fixed rate indebtedness. Upon the occurrence of such termination, the Company will either owe money or be entitled to receive money depending on whether U.S. Treasury rates have increased (resulting in a payment to the Company) or decreased (resulting in a payment obligation of the Company) subsequent to the date of the hedge, June 4, 1997. The counterparties to these arrangements are major U.S. financial institutions. (2) Equity Office Predecessors entered into an interest rate swap agreement in October, 1995 which effectively fixed the interest rate on a $93.6 million loan at 6.94% through the maturity of the loan on June 30, 2000. (3) Equity Office Predecessors sold several interest rate protection agreements (aggregating $173 million of LIBOR based agreements) in June, 1997 at a cost of approximately $1.1 million.

     The Line of Credit, the anticipated Private Debt Offering, and the anticipated notes issued in the Senior Notes Offering are expected to contain certain customary restrictions and requirements such as total debt to assets ratios, secured debt to total assets ratios, debt service coverage ratios, minimum ratios of unencumbered assets to unsecured debt, and other limitations.

                          EQUITY OFFICE PREDECESSORS

                        PART I - FINANCIAL INFORMATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Cash Flows

Six Months ended June  30, 1997 and 1996

     Cash and cash equivalents decreased by approximately $167.4 million, to approximately $243.0 million at June 30, 1997, compared to $410.4 million at December 31, 1996. This decrease was the result of $90.7 million of cash generated by operations, $314.5 million generated from financing activities reduced by $572.6 million invested in new acquisitions, capital and tenant improvements, and payment of leasing commissions, net of proceeds from sale of real estate. Net cash provided by operating activities increased by $36.1 million from $54.6 million to $90.7 million primarily due to the additional cash flow generated by the increase in the number of Properties owned. Net cash used for investing activities increased by $350.5 million from $222.1 million to $572.6 million mainly due to an increase in the amount of real estate assets purchased during the six months ended June 30, 1997 compared to the six months ended June 30, 1996. Net cash provided by financing activities increased by $98.5 million from $216.0 million to $314.5 million due to an increase in capital contributions, a decrease in principal payments on mortgage notes and a line of credit, and an increase in proceeds from mortgage notes and a line of credit offset in part by an increase in capital distributions.

Capital Improvements

     The Company has a history of acquiring and repositioning undercapitalized and poorly managed properties, many of which have required significant capital improvements due to deferred maintenance and/or required substantial renovation to enable them to compete effectively. A number of the Properties also have had significant amounts of shell space requiring build out at the time of acquisition. The Company takes these capital improvements and revenue enhancing tenant improvements into consideration at the time of acquisition in determining the amount of equity and debt financing required to purchase the Property and fund the improvements. Therefore, capital improvements up to the first five years after acquisition of these Properties are treated separately from typical recurring capital expenditures, non-revenue enhancing tenant improvements and leasing commissions required once these Properties have reached stabilized occupancy, and deferred maintenance and renovations planned at the time of acquisition have been completed. Capital improvements (including tenant improvements and leasing commissions for shell space) for the six months ended June 30, 1997, was approximately $54 million or $1.68 per square foot. These amounts include approximately $20.5 million for the six months ended June 30, 1997, for the redevelopment of the 28 State Street Building.

     The Company considers capital expenditures to be recurring expenditures relating to the daily maintenance of the Office Properties. The table below summarizes capital expenditures for the six months ended June 30, 1997. The capital expenditures set forth below are not necessarily indicative of future capital expenditures.

                                                     1997
                                               (through June 30)
                                               -----------------
Number of Office Properties                            90
Rentable Square Feet (in millions)                   32.2
Annual Capital Expenditures per square foot          $.03

                           EQUITY OFFICE PREDECESSORS

                         PART I - FINANCIAL INFORMATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS



Tenant Improvements and Leasing Commission Costs

     The Company distinguishes its tenant improvements and leasing commissions between those that are revenue enhancing (which are required for space which is vacant at the time of acquisition or that has been vacant for nine months or more) and non-revenue enhancing (which are required to maintain the revenue being generated from currently leased space). The table below summarizes the revenue enhancing and non-revenue enhancing tenant improvements and leasing commissions for the six months ended June 30, 1997. The tenant improvement and leasing commission costs set forth below are presented on an aggregate basis and do not reflect significant regional variations and, in any event, are not necessarily indicative of future tenant improvement and leasing commission costs:


                                                                 For the six months ended June 30, 1997

                                                                 -----------------------------------------
Number of Office Properties (as of June 30, 1997)                                                      90
Rentable square feet (in millions) (as of June 30, 1997)                                             32.2
Revenue enhancing tenant improvements and leasing commissions:
  Annual (in thousands)                                                                        $4,114,000
  Per square foot improved                                                                         $14.47  (1)
  Per total square foot                                                                              $.26  (1) (2)
Non-revenue enhancing tenant improvements and leasing commissions
  Renewal space
    Annual (in thousands)                                                                      $7,149,000
    Per square foot improved                                                                        $6.04  (1)
    Per total square foot                                                                            $.44  (1) (2)

  Retenanted space
    Annual (in thousands)                                                                      $5,192,000
    Per square foot improved                                                                       $15.95  (1)
    Per total square foot                                                                            $.32  (1) (2)

                                                                 -----------------------------------------
Total non-revenue enhancing                                                                   $12,341,000
Per square foot improved                                                                            $8.18
Per total square foot                                                                                $.76  (1) (2)

(1) The per square foot calculations as of June 30, 1997 are calculated taking the total dollars anticipated to be expended on tenant improvements in process as of June 30, 1997, divided by the total square footage being improved or total building square footage. The actual amounts expended as of June 30, 1997 for revenue enhancing and non-revenue enhancing renewal and released space were $2.9 million, $4.5 million and $2.9 million, respectively.

(2) The amounts shown have been annualized to reflect a full year of comparable operation. The actual costs per total square foot as of June 30, 1997 for revenue enhancing and non-revenue enhancing renewal and released space were $.13, $.22 and $.16, respectively.

Inflation

     Substantially all of the office leases require the tenant to pay, as additional rent, a portion of any increases in real estate taxes and operating expenses over a base amount. In addition, many of the office leases provide for fixed increases in base rent or indexed escalations (based on the Consumer Price Index or other measures). The Company believes that inflationary increases in expenses will be offset, in part, by the expense reimbursements and contractual rent increases described above.

                           EQUITY OFFICE PREDECESSORS

                         PART I - FINANCIAL INFORMATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Funds From Operations

     Management of the Company believes Funds from Operations, as defined by the National Association of Real Estate Investment Trusts, Inc. ("NAREIT"), to be an appropriate measure of performance for an equity REIT. While Funds from Operations is a relevant and widely used measure of operating performance of equity REITs, it does not represent cash flow from operations or net income as defined by generally accepted accounting principles ("GAAP"), and it should not be considered as an alternative to these indicators in evaluating liquidity or operating performance of the Company.

     The following table reflects the calculation of the Company's Funds from Operations for the three and six month periods ended June 30, 1997 and 1996:


                                                  Three months ended June 30,               Six months ended June 30,
                                              -----------------------------------------------------------------------------------
                                                             Historical Cost                           Historical Cost
                                                          ---------------------                     -----------------------------
                                                Pro Forma                                Pro Forma
                                                  1997        1997          1996           1997            1997       1996
                                              -----------------------------------------------------------------------------------
                                                                             (in thousands)
                                              -----------------------------------------------------------------------------------
Income before income from
  investment in unconsolidated
  joint ventures, gain on sale of
  real estate, extraordinary items and
  minority interest                              $37,846  $  23,331    $   14,543        $      76,946    $   48,241   $   27,377
Add back (deduct):
  (Income) allocated to minority interests          (350)      (350)       (1,088)                (879)         (879)      (1,698)
  Income from investment in
  unconsolidated joint ventures                    1,554      1,103           585                3,134         2,025        1,077
  Depreciation and amortization
  (real estate related)                           35,316     31,542        21,962               69,148        58,994       42,567
  Pro forma amortization of loan discount          1,357          -             -                2,533             -            -
                                              -----------------------------------------------------------------------------------

Funds from Operations before effect of
  adjusting straight-line rental revenue
  and expense included in Funds from
  Operations to a cash basis (1)                  75,723     55,626        36,002              150,882       108,381       69,323
                                              -----------------------------------------------------------------------------------

  Deferred rental revenue                         (7,675)    (3,791)       (4,257)             (15,459)       (7,690)      (7,967)
  Deferred rental expense                            549        549             -                1,098         1,098            -
                                              -----------------------------------------------------------------------------------
Funds from Operations
  excluding straight-line rental
  revenue and expense adjustments                $68,597  $  52,384    $   31,745        $     136,521    $  101,789   $   61,356
                                              ====================================================================================

Cash Flow Provided By (Used For):
  Operating Activities                                 -  $  49,586    $   52,238                    -    $   90,673   $   54,645
  Investing Activities                                 -  $(463,127)   $ (185,978)                   -    $ (572,633)  $ (222,094)
  Financing Activities                                 -  $ 280,405    $  152,077                    -    $  314,525   $  215,977
Common Shares / Units Outstanding at the
Offering (2)                                 163,555,677          -             -          163,555,677             -            -

                           EQUITY OFFICE PREDECESSORS

                         PART I - FINANCIAL INFORMATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS



1) The White Paper on Funds from Operations approved by the Board of Governors of NAREIT in March 1995 defines Funds from Operations as net income (loss) (computed in accordance with GAAP), excluding gains (or losses) from debt restructuring and sales of properties, plus real estate related depreciation and amortization and after adjustments for unconsolidated partnerships and joint ventures. The Company believes that Funds from Operations is helpful to investors as a measure of the performance of an equity REIT because, along with cash flow from operating activities, financing activities and investing activities, it provides investors with an indication of the ability of the Company to incur and service debt, to make capital expenditures and to fund other cash needs. The Company computes Funds from Operations in accordance with standards established by NAREIT which may not be comparable to Funds from Operations reported by other REITs that do not define the term in accordance with the current NAREIT definition or that interpret the current NAREIT definition differently than the Company. Funds from Operations does not represent cash generated from operating activities in accordance with GAAP and should not be considered as an alternative to net income (determined in accordance with GAAP) as an indication of the Company's financial performance or to cash flow from operating activities (determined in accordance with GAAP) as a measure of the Company's liquidity, nor is it indicative of funds available to fund the Company's cash needs, including its ability to make cash distributions.

2) Represents the Common Shares/Units outstanding, assuming all outstanding units are redeemed for common shares, excluding 502,740 common shares held by the Operating Partnership which are eliminated in consolidation.

                           EQUITY OFFICE PREDECESSORS

                          PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

The discussion in Note 10 of "Notes to Combined Financial Statements" is incorporated herein by reference.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                  EQUITY OFFICE PROPERTIES TRUST


Date:  August 21, 1997            By: /s/ Stanley M. Stevens
       ---------------                    -------------------------------------
                                          Stanley M. Stevens
                                          Executive Vice President,
                                          Chief Legal Counsel and
                                          Secretary

Date:  August 21, 1997            By: /s/ Richard D. Kincaid
       ---------------                    -------------------------------------
                                          Richard D. Kincaid
                                          Executive Vice President,
                                          Chief Financial Officer