Form 10-Q
period 1997-09-30
EQUITY OFFICE PROPERTIES TRUST
filed 1997-11-14
CIK 1038339

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

               for the quarterly period ended SEPTEMBER 30, 1997

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                        Commission File Number: 1-13115

                         EQUITY OFFICE PROPERTIES TRUST
             (Exact name of registrant as specified in its charter)

                                    MARYLAND
         (State or other jurisdiction of incorporation or organization)
                                   36-4151656
                      (I.R.S. Employer Identification No.)

                           TWO NORTH RIVERSIDE PLAZA,
                         SUITE 2200, CHICAGO, ILLINOIS
                    (Address of principal executive offices)
                                     60606
                                   (Zip Code)

                                 (312) 466-3300
              (Registrant's telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No. __

                      APPLICABLE ONLY TO CORPORATE ISSUERS

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

     At November 14, 1997, 161,987,228 of the Registrant's Common Shares of Beneficial Interest were outstanding.

           EQUITY OFFICE PROPERTIES TRUST CONSOLIDATED BALANCE SHEET

             AND EQUITY OFFICE PREDECESSORS COMBINED BALANCE SHEET

                                                               EQUITY OFFICE         EQUITY OFFICE
                                                              PROPERTIES TRUST       PREDECESSORS
                                                               SEPTEMBER 30,         DECEMBER 31,
                                                                    1997                 1996
                                                                (UNAUDITED)           (UNAUDITED)
                                                             ------------------    -----------------
                                                                        ($ IN THOUSANDS)
                          ASSETS
Investment in real estate..................................      $5,022,946           $3,549,708
Accumulated depreciation...................................         (22,787)            (257,893)
                                                                 ----------           ----------
                                                                  5,000,159            3,291,815
Cash and cash equivalents..................................         132,649              410,420
Tenant and other receivables (net of allowance for doubtful
  accounts of $774 and $55, respectively)..................           7,488                8,675
Deferred rent receivable...................................           8,702               49,986
Escrow deposits and restricted cash........................          42,966               32,593
Investment in unconsolidated joint ventures................          93,826               26,910
Deferred financing costs (net of accumulated amortization
  of $107 and $3,351, respectively)........................           1,232                8,372
Deferred leasing costs (net of accumulated amortization of
  $0 and $18,455, respectively)............................          19,648               62,593
Prepaid expenses and other assets..........................          49,252               21,201
                                                                 ----------           ----------
          TOTAL ASSETS.....................................      $5,355,922           $3,912,565
                                                                 ==========           ==========
       LIABILITIES AND SHAREHOLDERS'/OWNERS' EQUITY
Mortgage debt..............................................      $1,325,333           $1,837,767
Unsecured notes............................................         180,000                   --
Line of credit.............................................         211,125              127,125
Accounts payable and accrued expenses......................          98,369               81,995
Due to affiliates..........................................           1,292                2,074
Distribution payable.......................................          42,964               96,500
Other liabilities..........................................          33,087               29,022
                                                                 ----------           ----------
          TOTAL LIABILITIES................................       1,892,170            2,174,483
                                                                 ----------           ----------
Commitments and contingencies (Note 15)....................              --                   --
Minority interests:
  Operating Partnership....................................         281,927                   --
  Partially owned properties...............................          28,118               11,080
                                                                 ----------           ----------
          TOTAL MINORITY INTERESTS.........................         310,045               11,080
                                                                 ----------           ----------
Owners' equity.............................................              --            1,727,002
Shareholders' equity:
  Preferred Shares, $0.01 par value; 100,000,000 shares
     authorized, none issued and outstanding...............              --                   --
  Common Shares, $0.01 par value; 750,000,000 shares
     authorized, 152,302,194 issued and 151,799,454
     outstanding...........................................           1,523                   --
  Additional paid in capital...............................       3,160,116                   --
  Distributions in excess of accumulated earnings..........          (7,932)                  --
                                                                 ----------           ----------
TOTAL SHAREHOLDERS'/OWNERS' EQUITY.........................       3,153,707            1,727,002
                                                                 ----------           ----------
TOTAL LIABILITIES AND SHAREHOLDERS'/OWNERS' EQUITY.........      $5,355,922           $3,912,565
                                                                 ==========           ==========

                            See accompanying notes.

      EQUITY OFFICE PROPERTIES TRUST CONSOLIDATED STATEMENT OF OPERATIONS
        AND EQUITY OFFICE PREDECESSORS COMBINED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                       EQUITY OFFICE
                                                        PROPERTIES
                                                       TRUST FOR THE    EQUITY OFFICE    EQUITY OFFICE
                                                        PERIOD FROM     PREDECESSORS     PREDECESSORS
                                                       JULY 11, 1997   FOR THE PERIOD    FOR THE THREE
                                                            TO          FROM JULY 1,     MONTHS ENDED
                                                       SEPTEMBER 30,       1997 TO       SEPTEMBER 30,
                                                           1997         JULY 10, 1997        1996
                                                       -------------   ---------------   -------------
                                                                      ($ IN THOUSANDS)
Revenues:
  Rental.............................................  $    124,962        $14,410         $ 98,186
  Tenant reimbursements..............................        23,614          2,985           16,103
  Parking............................................        12,653          1,141            6,746
  Other..............................................         1,061            269            1,848
  Fees from noncombined affiliates...................         1,331             70              886
  Interest...........................................           947            443            2,348
                                                       ------------        -------         --------
  Total revenues.....................................       164,568         19,318          126,117
                                                       ------------        -------         --------
Expenses:
  Interest:
     Expense incurred................................        25,793          4,180           33,540
     Amortization of deferred financing costs........         1,374            410            2,193
  Depreciation.......................................        22,787          4,718           20,912
  Amortization.......................................            --            497            2,556
  Real estate taxes..................................        18,317          2,326           12,246
  Insurance..........................................         1,255            245            1,344
  Repairs and maintenance............................        19,651          2,412           18,418
  Property operating.................................        23,662          2,193           18,885
  General and administrative.........................         5,855          2,475            5,008
                                                       ------------        -------         --------
  Total expenses.....................................       118,694         19,456          115,102
                                                       ------------        -------         --------
Income before allocation to minority interests,
  income from investment in unconsolidated joint
  ventures, and extraordinary items..................        45,874           (138)          11,015
Minority interests:
  Operating Partnership..............................        (2,587)            --               --
  Partially owned properties.........................          (279)           (33)            (468)
Income from unconsolidated joint ventures............         1,426            (43)             477
                                                       ------------        -------         --------
Income before extraordinary items....................        44,434           (214)          11,024
Extraordinary items..................................       (12,930)            --               --
                                                       ------------        -------         --------
Net income (loss)....................................  $     31,504        $  (214)        $ 11,024
                                                       ============        =======         ========
Net income per Common Share:
  Income before extraordinary items..................  $       0.29        $    --         $     --
  Extraordinary items................................         (0.08)            --               --
                                                       ------------        -------         --------
Net income per Common Share..........................  $        .21        $    --         $     --
                                                       ============        =======         ========
Weighted average Common Shares outstanding...........   151,691,121             --               --
                                                       ============        =======         ========

                            See accompanying notes.

      EQUITY OFFICE PROPERTIES TRUST CONSOLIDATED STATEMENT OF OPERATIONS
        AND EQUITY OFFICE PREDECESSORS COMBINED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                       EQUITY OFFICE
                                                        PROPERTIES      EQUITY OFFICE
                                                       TRUST FOR THE    PREDECESSORS     EQUITY OFFICE
                                                        PERIOD FROM    FOR THE PERIOD    PREDECESSORS
                                                       JULY 11, 1997        FROM         FOR THE NINE
                                                            TO           JANUARY 1,      MONTHS ENDED
                                                       SEPTEMBER 30,       1997 TO       SEPTEMBER 30,
                                                           1997         JULY 10, 1997        1996
                                                       -------------   ---------------   -------------
                                                                      ($ IN THOUSANDS)
Revenues:
  Rental.............................................  $    124,962       $256,146         $275,156
  Tenant reimbursements..............................        23,614         43,241           43,239
  Parking............................................        12,653         21,091           18,975
  Other..............................................         1,061          6,539            6,290
  Fees from noncombined affiliates...................         1,331          2,510            3,126
  Interest...........................................           947          9,577            6,451
                                                       ------------       --------         --------
  Total revenues.....................................       164,568        339,104          353,237
                                                       ------------       --------         --------
Expenses:
  Interest:
     Expense incurred................................        25,793         80,481           87,551
     Amortization of deferred financing costs........         1,374          2,771            3,438
  Depreciation.......................................        22,787         57,379           59,246
  Amortization.......................................            --          5,884            6,509
  Real estate taxes..................................        18,317         34,000           37,208
  Insurance..........................................         1,255          3,060            3,463
  Repairs and maintenance............................        19,651         45,540           49,594
  Property operating.................................        23,662         44,685           51,558
  General and administrative.........................         5,855         17,201           16,278
                                                       ------------       --------         --------
  Total expenses.....................................       118,694        291,001          314,845
                                                       ------------       --------         --------
Income before allocation to minority interests,
  income from investment in unconsolidated joint
  ventures, gain on sales of real estate and
  extraordinary items................................        45,874         48,103           38,392
Minority interests:
  Operating Partnership..............................        (2,587)            --               --
  Partially owned properties.........................          (279)          (912)          (2,166)
Income from unconsolidated joint ventures............         1,426          1,982            1,554
Gain on sales of real estate.........................            --         12,510            5,262
                                                       ------------       --------         --------
Income before extraordinary items....................        44,434         61,683           43,042
Extraordinary items..................................       (12,930)          (274)              --
                                                       ------------       --------         --------
Net income...........................................  $     31,504       $ 61,409         $ 43,042
                                                       ============       ========         ========
Net income per Common Share:
  Income before extraordinary items..................  $       0.29       $     --         $     --
  Extraordinary items................................         (0.08)            --               --
                                                       ------------       --------         --------
Net income per Common Share..........................  $       0.21       $     --         $     --
                                                       ============       ========         ========
Weighted average Common Shares outstanding...........   151,691,121             --               --
                                                       ============       ========         ========

                            See accompanying notes.

      EQUITY OFFICE PROPERTIES TRUST CONSOLIDATED STATEMENT OF CASH FLOWS
        AND EQUITY OFFICE PREDECESSORS COMBINED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                           EQUITY OFFICE
                                                            PROPERTIES
                                                           TRUST FOR THE                        EQUITY OFFICE
                                                            PERIOD FROM      EQUITY OFFICE      PREDECESSORS
                                                           JULY 11, 1997    PREDECESSORS FOR    FOR THE NINE
                                                                TO          THE PERIOD FROM     MONTHS ENDED
                                                           SEPTEMBER 30,   JANUARY 1, 1997 TO   SEPTEMBER 30,
                                                               1997          JULY 10, 1997          1996
                                                           -------------   ------------------   -------------
                                                                            ($ IN THOUSANDS)
Operating activities:
  Net income..............................................   $ 31,504          $  61,409          $ 43,042
  Adjustment to reconcile net income to net cash provided
    by operating activities:
    Depreciation and amortization.........................     24,161             66,034            69,193
    (Income) from unconsolidated joint ventures...........     (1,426)            (1,982)           (1,554)
    (Gain) on sale of real estate.........................         --            (12,510)           (5,262)
    Extraordinary loss from early extinguishments of
       debt...............................................     12,930                274                --
    Provision for doubtful accounts.......................      1,556              1,175               549
    Allocation to minority interests......................      2,866                912             2,166
    Changes in assets and liabilities:
       Decrease (increase) in rents receivable............      5,297              2,664           (10,398)
       (Increase) in deferred rent receivables............    (10,213)            (8,061)               --
       (Increase) in other assets.........................    (27,742)            (8,839)           (4,154)
       Increase in accounts payable and accrued
         expenses.........................................     12,504              2,916               190
       (Decrease) increase in due to affiliates...........     (1,678)              (722)            2,240
       Increase (decrease) in other liabilities...........      9,906             (7,310)           (6,327)
                                                             --------          ---------          --------
       Net cash provided by operating activities..........     59,665             95,960            89,685
                                                             --------          ---------          --------
Investing activities:
  Property acquisitions...................................    (26,025)          (531,968)         (485,715)
  Payments for capital and tenant improvements............    (42,587)           (59,511)          (78,690)
  Proceeds from sale of real estate.......................         --             72,078            14,504
  Distributions from (investments in) unconsolidated joint
    ventures..............................................      1,535            (44,260)            1,443
  Payments of lease acquisition costs.....................     (6,331)            (9,260)          (15,827)
  (Increase) decrease in escrow deposits and restricted
    cash..................................................    (12,226)             1,853           (25,055)
                                                             --------          ---------          --------
         Net cash (used for) investing activities.........    (85,634)          (571,068)         (589,340)
                                                             --------          ---------          --------
Financing activities:
  Proceeds from common stock, net of offering costs.......    564,506                 --                --
  Capital contributions...................................         --            287,949           253,771
  Capital distributions...................................         --           (288,652)          (26,408)
  Distributions to minority interest partners.............     (1,355)            (3,401)          (21,177)
  Cash contributed from net assets........................    181,163                 --                --
  Proceeds from mortgage notes............................      1,697            154,090           483,116
  Proceeds from unsecured notes...........................    180,000                 --                --
  Proceeds from line of credit............................    425,125            218,000           140,225
  Principal payments on mortgage notes....................   (691,714)           (47,472)         (205,406)
  Principal payments on lines of credit...................   (486,625)           (72,500)          (89,100)
  Payments of loan costs..................................     (1,327)            (1,889)           (4,741)
  Prepayment penalties on early extinguishments of debt...    (12,877)              (274)               --
                                                             --------          ---------          --------
         Net cash provided by financing activities........    158,593            245,851           530,280
                                                             --------          ---------          --------
Net increase (decrease) in cash and cash equivalents......    132,624           (229,257)           30,625
Cash and cash equivalents at the beginning of the
  period..................................................         25            410,420           111,121
                                                             --------          ---------          --------
Cash and cash equivalents at the end of the period........   $132,649          $ 181,163          $141,746
                                                             ========          =========          ========
Supplemental information:
    Interest paid during the period, including capitalized
       interest of $1,711, $3,669 and $532,
       respectively.......................................   $ 30,273          $  82,969          $ 86,794
                                                             ========          =========          ========

                            See accompanying notes.

         EQUITY OFFICE PROPERTIES TRUST AND EQUITY OFFICE PREDECESSORS

            NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
                                  (UNAUDITED)

1. ORGANIZATION

     As used herein, "Company" means Equity Office Properties Trust, a Maryland real estate investment trust, together with its subsidiaries including EOP Operating Limited Partnership, a Delaware limited partnership (the "Operating Partnership"), and the predecessors thereof ("Equity Office Predecessors"). The Company was formed on October 9, 1996, to continue and expand the national office property business organized by Mr. Samuel Zell, Chairman of the Board of Trustees of the Company. The Company is a fully integrated, self-administered and self-managed real estate company engaged in acquiring, owning, managing, leasing and renovating office properties and parking facilities. The Company expects to qualify as a real estate investment trust ("REIT") for federal income tax purposes. As of September 30, 1997, the Company owned or had an interest in 93 office properties (the "Office Properties") containing 33.4 million rentable square feet and 16 stand-alone parking facilities (the "Parking Facilities" and together with the Office Properties, the "Properties") containing 16,037 parking spaces. The Office Properties are located in 48 submarkets in 35 markets throughout the United States.

     The Company's assets, which include investments in joint ventures, are owned by, and its operations are conducted through, the Operating Partnership. The Company is the managing general partner of the Operating Partnership.

     On July 11, 1997, the Company completed the consolidation of the entities which comprised Equity Office Predecessors (the "Consolidation") and its initial public offering (the "Offering"). The Company consummated the Offering having sold 28,750,000 of its common shares of beneficial interest, $0.01 par value per share ("Common Shares") (including 3,750,000 Common Shares relating to the underwriters overallotment option) at $21 per Common Share generating proceeds of $603,750,000. The Company contributed the net proceeds from the Offering (after deducting the underwriting discount of $39,243,750) of $564,506,250 to the Operating Partnership in exchange for 28,750,000 units of partnership interest in the Operating Partnership ("Units"). The Company used the net proceeds of the Offering and available cash reserves to repay debt of approximately $678,394,000, of which $598,394,000 was mortgage debt and $80,000,000 was a revolving line of credit.

     Concurrent with the Offering, the Company also completed the following formation transactions which resulted in the Consolidation of the Equity Office Predecessors into the Company:

     - Zell/Merrill Lynch Real Estate Opportunity Partners Limited Partnership, Zell/Merrill Lynch Real Estate Opportunity Partners Limited Partnership II, Zell/Merrill Lynch Real Estate Opportunity Partners Limited Partnership III and Zell/Merrill Lynch Real Estate Opportunity Partners Limited Partners IV (collectively the "ZML Opportunity Partnerships"), the predecessor owners of the Properties, contributed their interests in the Properties to the Operating Partnership in exchange for 126,419,397 Units.

     - ZML Investors Inc., ZML Investors II, Inc., Zell/Merrill Lynch Real Estate Opportunity Partners III Trust and Zell/Merrill Lynch Real Estate Opportunity Partners IV Trust (collectively the "ZML REITs") merged into the Company, with the Company succeeding to their interests in, and becoming the managing general partners of each of the ZML Opportunity Partnerships. Shareholders of the ZML REITs received 122,900,572 Common Shares of the Company in exchange for their interests in the ZML REITs.

     - Equity Group Investments, Inc., an Illinois corporation ("EGI"), and Equity Office Holdings, L.L.C., a Delaware limited liability company ("EOH" and together with EGI, the "Equity Group") contributed substantially all of their interests in their office property and asset management business and parking facilities management business (collectively the "Management Business") to the Operating Partnership in exchange for 8,358,822 Units.

         EQUITY OFFICE PROPERTIES TRUST AND EQUITY OFFICE PREDECESSORS

            NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
                                  (UNAUDITED)

     - The Operating Partnership transferred a portion of the office property management business of EOH, the office property asset management business and the parking asset management business of the Equity Group that relates to the property management of the properties owned by the Equity Group, together with the 18 Properties held in partnerships or subject to participation agreements with unaffiliated parties (the "Joint Venture Properties") (collectively, the "Managed Property Business") to Equity Office Properties Management Corp., a Delaware corporation (the "Management Corp."), in exchange for non-voting stock representing 95% of the economic value in the Management Corp. and EOH contributed $150,000 to the Management Corp. in exchange for voting stock representing 5% of the economic value of the Management Corp.

     - ZML Partners Limited Partnership, ZML Partners Limited Partnership II, ZML Partners Limited Partnership III and ZML Partners Limited Partnership IV (the "ZML Partners"), each of which is the general partner of one of the ZML Opportunity Partnerships, each transferred their 5% interest in certain corporations which owned a 1% general partnership interest in certain of the property title holding entities to a newly formed qualified REIT subsidiary ("QRS") in exchange for 26,458 Common Shares.

     - The Operating Partnership transferred its 95% interest in certain corporations which owned a 1% general partner interest in certain of the property title holding entities to a newly formed QRS in exchange for 502,740 Common Shares. Such Common Shares have been treated as treasury stock in the accompanying financial statements.

     The table below summarizes the ownership of the Company and the Operating Partnership upon the completion of the transactions described above:

                                                                NUMBER OF
        OWNERSHIP OF EQUITY OFFICE PROPERTIES TRUST:          COMMON SHARES    PERCENTAGE
        --------------------------------------------          -------------    ----------
                    (CURRENT OWNERSHIP)
Original capitalization (by Mr. Samuel Zell)................         1,000           --
Shares sold in the Offering.................................    28,750,000         18.9%
Shares issued to shareholders of ZML REITs..................   122,900,572         80.8%
Shares issued to the ZML Partners...........................        26,458           --
Shares issued to the Operating Partnership..................       502,740           .3%
                                                              ------------       ------
               Total........................................   152,180,770        100.0%
                                                              ============       ======
(Assuming all Units are converted to Common Shares):
Shares sold in the Offering.................................    28,750,000         17.6%
Shares issued to shareholders of ZML REITs..................   122,928,030         75.2%
Units convertible to Common Shares..........................    11,877,647          7.2%
                                                              ------------       ------
               Total........................................   163,555,677        100.0%
                                                              ------------       ------

       OWNERSHIP OF EOP OPERATING LIMITED PARTNERSHIP         NUMBER OF UNITS    PERCENTAGE
       ----------------------------------------------         ---------------    ----------
Equity Office Properties Trust (held directly)..............     28,777,458          17.6%
Equity Office Properties Trust (held through its interests
  in the ZML Opportunity Partnerships)......................    122,900,572          75.1%
                                                               ------------        ------
Equity Office Properties Trust subtotal.....................    151,678,030          92.7%
ZML Partners (held through its interests in ZML Opportunity
  Partnerships).............................................      3,229,001           2.0%
Other limited partner (held through its interest in ZML
  Opportunity Partnership II)...............................        289,824           0.2%
Equity Group Investments, Inc...............................      3,737,438           2.3%
Equity Office Holdings, L.L.C...............................      4,621,384           2.8%
                                                               ------------        ------
  Total.....................................................    163,555,677         100.0%
                                                               ============        ======

         EQUITY OFFICE PROPERTIES TRUST AND EQUITY OFFICE PREDECESSORS

            NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
                                  (UNAUDITED)

2. BASIS OF PRESENTATION

     The consolidated financial statements of the Company reflect the Properties at their carryover historical basis of accounting to the extent that interests in the Properties were transferred from Equity Office Predecessors to the Company by the Equity Group. The remaining interests acquired by the Company from other owners of Equity Office Predecessors have been accounted for as a purchase and the excess of the purchase price over the related historical basis of the net assets acquired was allocated primarily to investment in real estate.

     The combined financial statements of Equity Office Predecessors prior to the Consolidation included interests in the Properties of the ZML Opportunity Partnerships together with their limited and general partners (collectively, the "ZML Funds" which includes ZML Fund I, ZML Fund II, ZML Fund III and ZML Fund
IV) and the Management Business. The combined financial statements of Equity Office Predecessors are presented on a combined basis, at historical cost, because the ZML Funds and the Management Business were under common control and management of the owners of the Equity Group through general partnership interests in the ZML Funds and through their ownership of the Management Business. Minority interests have been recorded for those entities that were not wholly owned by the ZML Funds. Where controlling interests were not held by the ZML Funds, the entities were accounted for as investments in unconsolidated joint ventures utilizing equity accounting. All intercompany transactions and balances have been eliminated in combination.

     The consolidated financial statements of the Company and the combined financial statements of Equity Office Predecessors have been prepared pursuant to the Securities and Exchange Commission ("SEC") rules and regulations. The following notes highlight significant changes to the notes to the December 31, 1996 audited combined financial statements of Equity Office Predecessors included in the Company's Prospectus dated July 7, 1997, and present interim disclosures as required by the SEC.

3. USE OF ESTIMATES

     The preparation of the consolidated financial statements of the Company and the combined financial statements of Equity Office Predecessors in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

4. UNAUDITED INTERIM STATEMENTS

     The consolidated financial statements of the Company as of September 30, 1997 and for the period from July 11, 1997 to September 30, 1997, and the combined financial statements of Equity Office Predecessors for the periods from July 1, 1997 to July 10, 1997, January 1, 1997 to July 10, 1997 and for the three and nine months ended September 30, 1996 and related footnote disclosures are unaudited. In the opinion of management, such financial statements reflect all adjustments necessary for a fair presentation of the results of the interim periods. All such adjustments are of a normal, recurring nature.

5. RECLASSIFICATIONS

     Certain reclassifications have been made to the previously reported 1996 statements in order to provide comparability with the 1997 statements reported herein. These reclassifications have not changed the 1996 results or owners' equity.

         EQUITY OFFICE PROPERTIES TRUST AND EQUITY OFFICE PREDECESSORS

            NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
                                  (UNAUDITED)

6. INCOME TAXES

     Commencing with the year ended December 31, 1997, the Company intends to make an election to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the "Code"). As a REIT, the Company generally will not be subject to federal income tax if it distributes at least 95% of its taxable income for each tax year to its shareholders. REITs are subject to a number of organizational and operational requirements. If the Company fails to qualify as a REIT in any taxable year, the Company will be subject to federal income tax (including any applicable alternative minimum tax) on its taxable income at regular corporate tax rates. Even if the Company qualifies for taxation as a REIT, the Company may be subject to state and local income taxes and to federal income tax and excise tax on its undistributed income.

7. SHARE OPTION AND RESTRICTED SHARE PLANS

     The Company adopted the 1997 Employee Share Option and Share Award Plan (the "Employee Plan") for the purpose of attracting and retaining highly qualified executive officers, trustees, employees and consultants. The Company reserved 11,121,786 Common Shares for issuance pursuant to the Employee Plan, an amount equal to approximately 6.8% of the total outstanding Common Shares, calculated on a fully diluted basis immediately following the Offering and the Consolidation. Pursuant to the Employee Plan, the Company granted options to purchase Common Shares to certain officers, trustees, employees and consultants of the Company.

     Grants under the Employee Plan have been and will continue to be exempt under Rule 16b-3 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). The Employee Plan will be administered by the Compensation Committee and provide for the granting of share options, share appreciation rights or restricted shares. At the closing of the Offering, the Company granted share options to purchase approximately 2.56% of the Company's outstanding Common Shares (calculated on a fully diluted basis) to executives or other key employees and consultants of the Company. Share options may be granted in the form of "incentive stock options" (as defined in Section 422 of the Code), or non-statutory share options, and are exercisable for up to 10 years following the date of grant. The exercise price of each option will be set by the Compensation Committee; provided, however, that the price per share must be equal to or greater than the fair market value of the Common Shares on the grant date.

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

         EQUITY OFFICE PROPERTIES TRUST AND EQUITY OFFICE PREDECESSORS

            NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
                                  (UNAUDITED)

8. INVESTMENT IN RENTAL PROPERTY

     During the quarter ended September 30, 1997, the Company acquired the four Properties listed below. Each Property was purchased from an unaffiliated party.

                                                                TOTAL
    DATE                                                       SQUARE     PARKING
  ACQUIRED             PROPERTY                LOCATION         FEET      SPACES    PURCHASE PRICE
  --------             --------                --------       ---------   -------   --------------
   8/11/97  Adams-Wabash Parking Garage     Chicago, IL              --      670     $ 25,000,000(1)
    9/3/97  Columbus America Properties                                               140,000,000(2)
              LL&E Tower                    New Orleans, LA     545,157       --               --
            Texaco Center                   New Orleans, LA     619,714       --               --
            601 Tchoupitoulas               New Orleans, LA          --      759               --
                                                              ---------    -----     ------------
                                                              1,164,871    1,429     $165,000,000
                                                              =========    =====     ============

---------------

(1) The total purchase price was paid from available cash.
(2) The purchase price was paid with $90.9 million in cash funded primarily from the $600 million credit facility and $49.1 million in Units (1,692,546 Units at $29 per Unit).

9. INVESTMENT IN UNCONSOLIDATED JOINT VENTURES

     Equity Office Predecessors acquired a mortgage receivable secured by the 500 Orange Tower office property ("500 Orange") and purchased land underlying and adjacent to 500 Orange in July 1994, and acquired a 50% limited partnership interest in Civic Parking, L.L.C. in April 1997. These transactions were accounted for utilizing the equity method of accounting. Under this method of accounting, the net equity investment of the Company is reflected on the consolidated and combined balance sheets, and the consolidated and combined statements of operations include the Company's share of net income or loss from 500 Orange and Civic Parking, L.L.C. The Company's share of net income or loss from 500 Orange and Civic Parking, L.L.C. is approximately 100% and 50%, respectively. Selected balance sheets and statements of operations data for the Company's interest in 500 Orange and Civic Parking, L.L.C. is as follows:

BALANCE SHEETS

                                                      500 ORANGE TOWER            CIVIC PARKING, L.L.C.
                                                ----------------------------   ----------------------------
                                                SEPTEMBER 30,   DECEMBER 31,   SEPTEMBER 30,   DECEMBER 31,
                                                    1997            1996           1997            1996
                                                -------------   ------------   -------------   ------------
                                                                     ($ IN THOUSANDS)
                                                                                                 (NOTE A)
ASSETS:
  Investment in real estate, net..............     $42,082        $26,555         $51,383             --
  Cash and cash equivalents...................         538            147           1,173             --
  Rents and other receivables.................          46            150              65             --
  Other assets................................         190            720              33             --
                                                   -------        -------         -------        -------
               TOTAL ASSETS...................     $42,856        $27,572         $52,654             --
                                                   =======        =======         =======        =======
LIABILITIES AND OWNERS' EQUITY:
  Accounts payable and accrued expenses.......     $   897        $   364         $   367             --
  Due to affiliates...........................          --             19              34             --
  Other liabilities...........................         369            279              17             --
                                                   -------        -------         -------        -------
               TOTAL LIABILITIES..............       1,266            662             418             --
                                                   -------        -------         -------        -------
  Shareholders'/owners' equity................      41,590         26,910          52,236             --
                                                   -------        -------         -------        -------
               TOTAL LIABILITIES AND OWNERS'
                 EQUITY.......................     $42,856        $27,572         $52,654             --
                                                   =======        =======         =======        =======

         EQUITY OFFICE PROPERTIES TRUST AND EQUITY OFFICE PREDECESSORS

            NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
                                  (UNAUDITED)

STATEMENTS OF OPERATIONS

                                                     500 ORANGE TOWER              CIVIC PARKING, L.L.C.
                                               -----------------------------   -----------------------------
                                                    THREE MONTHS ENDED              THREE MONTHS ENDED
                                               -----------------------------   -----------------------------
                                               SEPTEMBER 30,   SEPTEMBER 30,   SEPTEMBER 30,   SEPTEMBER 30,
                                                   1997            1996            1997            1996
                                               -------------   -------------   -------------   -------------
                                                                     ($ IN THOUSANDS)
                                                                                                 (NOTE A)
Revenues:
  Rental.....................................     $1,073          $1,123          $   70               --
  Tenant reimbursements......................         63              14               6               --
  Parking....................................          1              --           1,164               --
  Other......................................        152              12              14               --
                                                  ------          ------          ------          -------
               Total revenues................      1,289           1,149           1,254               --
                                                  ------          ------          ------          -------
Expenses:
  Interest...................................         --              --              --               --
  Depreciation...............................        196             217             313               --
  Amortization...............................          8              35              --               --
  Real estate taxes and insurance............         87              43             113               --
  Repairs and maintenance....................        102             160               2               --
  Property operating.........................        339             217              --               --
                                                  ------          ------          ------          -------
               Total expenses................        732             672             428               --
                                                  ------          ------          ------          -------
Net income...................................     $  557          $  477          $  826               --
                                                  ======          ======          ======          =======
                                                     500 ORANGE TOWER              CIVIC PARKING, L.L.C.
                                               -----------------------------   -----------------------------
                                                     NINE MONTHS ENDED               NINE MONTHS ENDED
                                               -----------------------------   -----------------------------
                                               SEPTEMBER 30,   SEPTEMBER 30,   SEPTEMBER 30,   SEPTEMBER 30,
                                                   1997            1996            1997            1996
                                               -------------   -------------   -------------   -------------
                                                                     ($ IN THOUSANDS)
                                                                                                 (NOTE A)
Revenues:
  Rental.....................................     $3,579          $3,461          $  195               --
  Tenant reimbursements......................        (20)             73               6               --
  Parking....................................          1              --           2,137               --
  Other......................................        178              22              14               --
                                                  ------          ------          ------          -------
               Total revenues................      3,738           3,556           2,352               --
                                                  ------          ------          ------          -------
Expenses:
  Interest...................................         --              --              --               --
  Depreciation...............................        710             618             528               --
  Amortization...............................         92              74              --               --
  Real estate taxes and insurance............         17             298             210               --
  Repairs and maintenance....................        436             484               3               --
  Property operating.........................        686             528              --               --
                                                  ------          ------          ------          -------
               Total expenses................      1,941           2,002             741               --
                                                  ------          ------          ------          -------
               Net income....................     $1,797          $1,554          $1,611               --
                                                  ======          ======          ======          =======

Note A: The balance sheet data as of December 31, 1996 and operational data for the three and nine months ended September 30, 1996 is not applicable since Civic Parking, L.L.C. was not owned by the Company or Equity Office Predecessors at or during these periods.

         EQUITY OFFICE PROPERTIES TRUST AND EQUITY OFFICE PREDECESSORS

            NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
                                  (UNAUDITED)

10. MORTGAGE NOTES, UNSECURED NOTES AND LINES OF CREDIT

     On July 15, 1997, the Company obtained a $600 million unsecured revolving credit facility (the "$600 million Credit Facility") which is used for acquisitions and general corporate purposes. Amounts were drawn on the $600 million Credit Facility to repay the outstanding balance on the previous ZML Fund IV line of credit (the "$475 Million Line") which was terminated when the $600 million Credit Facility was obtained. The $600 million Credit Facility matures on July 15, 2000. The Company paid a commitment fee on the $600 million Credit Facility at closing of approximately $645,000. In addition, until the Company receives a long term debt rating of BBB- or Baa3 or higher by two rating agencies, an unused commitment fee is payable quarterly in arrears based upon the unused amount of the $600 million Credit Facility as follows: .15% per annum if the unused amount is between 0 to 33%; .20% per annum if the unused amount is more than 33% but less than 66%; .25% per annum if the unused amount is more than 66%. The $600 million Credit Facility carries an interest rate equal to LIBOR plus 110 basis points. Once the Company receives the rating as described above, a competitive bid option will become available for up to $250 million of the facility amount, the interest rate spread will be reduced on a sliding scale based upon the Company's senior unsecured debt rating and the unused commitment fee will be replaced by a facility fee of .20% per annum. As of November 14, 1997, no amounts were outstanding under the $600 million Credit Facility.

     On September 3, 1997, the Company completed a private debt offering of $180 million (the "$180 Million Private Debt Offering") with an unaffiliated party. The terms of the $180 million Private Debt Offering consist of four tranches with maturities from seven to ten years which were priced at an interest rate spread over the corresponding U.S. Treasury rate. The Company used the proceeds of the $180 million Private Debt Offering to repay a portion of the $600 million Credit Facility. In addition, the Company terminated $150 million of hedge agreements at a cost of approximately $3.9 million in connection with the $180 million Private Debt Offering. This amount will be amortized to interest expense over the respective terms of each tranche. A summary of the terms of the $180 Million Private Debt Offering is as follows:

           TRANCHE                 AMOUNT      STATED RATE   EFFECTIVE RATE(A)
           -------              ------------   -----------   -----------------
 7 Year Senior Notes due 2004   $ 30,000,000      7.24%            7.24%
 8 Year Senior Notes due 2005     50,000,000      7.36%            7.67%
 9 Year Senior Notes due 2006     50,000,000      7.44%            7.73%
10 Year Senior Notes due 2007     50,000,000      7.42%            7.69%
                                ------------
                                $180,000,000
                                ============

---------------

(A) Includes the cost of the amortized terminated interest rate protection agreements.

     As of September 30, 1997, the Company had outstanding mortgage indebtedness of approximately $1.3 billion encumbering 48 of the Properties. The carrying value of such Properties, net of accumulated depreciation of approximately $12 million, was approximately $2.6 billion.

     In order to limit the market risk associated with variable rate debt, the Company entered into several interest rate protection agreements. These agreements effectively convert floating rate debt to a fixed rate basis, as well as hedge anticipated financing transactions. Net amounts paid or received under these agreements are recognized as an adjustment to interest expense when such amounts are incurred or earned. Settlement amounts paid or received under these agreements are deferred and amortized over the term of the related financing transaction on the straight-line method which approximates the effective yield method. A summary of the various interest rate hedge agreements is as follows:
(1) On June 4, 1997, the Company entered into interest rate protection agreements for $700 million of indebtedness. As a result of this arrangement, the Company has essentially "locked into" U.S. Treasury rates in effect as of June 4, 1997, for

         EQUITY OFFICE PROPERTIES TRUST AND EQUITY OFFICE PREDECESSORS

            NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
                                  (UNAUDITED)

$700 million in indebtedness. In August 1997, the Company terminated $150 million of the $700 million of hedge agreements at a cost of $3.9 million. The terminated agreements pertained to the $180 million Private Debt Offering. The portion of the Private Debt Offering protected by these agreements consisted of three tranches with maturities of eight, nine and ten years, respectively. The cost of the terminated hedge agreements will be amortized to interest expense over the respective terms of each tranche. (2) On October 6, 1997, the Company entered into an additional $450 million of interest rate protection agreements based on the U.S. Treasury rates in effect at that date. The Company intends to terminate these agreements and the remaining $550 million hedge agreements described above at such time as it incurs fixed rate indebtedness. Upon the occurrence of such termination, the Company will either owe money or be entitled to receive money depending on whether U.S. Treasury rates have increased (resulting in a payment to the Company) or decreased (resulting in a payment obligation of the Company) subsequent to the date of the hedge. The counterparties to these arrangements are major U.S. financial institutions. (3) Equity Office Predecessors entered into an interest rate swap agreement in October 1995 which effectively fixed the interest rate on a $93.6 million mortgage loan at 6.94% through the maturity of the loan on June 30, 2000.

11. SHAREHOLDERS' EQUITY

     On June 13, 1997, the Declaration of Trust of the Company was amended to authorize the issuance of 750,000,000 Common Shares and 100,000,000 preferred shares of beneficial interest ("Preferred Shares"). The Company had 152,302,194 Common Shares issued and 151,799,454 Common Shares outstanding at September 30, 1997. The number of Common Shares issued includes 502,740 Common Shares issued to the Operating Partnership that are deemed not to be outstanding for accounting purposes and accordingly, are eliminated in consolidation. The Company had no issued and outstanding Preferred Shares at September 30, 1997.

     On September 26, 1997, the Company declared a distribution of $.26 per Common Share and Unit outstanding, representing a pro rata distribution since the closing of the Offering on July 11, 1997, based upon a full quarterly distribution of $0.30 per share and an annual distribution of $1.20 per share, totaling approximately $42,964,500. The distribution was paid on October 9, 1997 to shareholders and Unit holders of record on September 29, 1997.

12. NON-CASH INVESTING AND FINANCING ACTIVITIES

     Additional supplemental disclosures of non-cash investing and financing activities for the nine months ended September 30, 1997 and 1996 are as follows:

     (1) The following summarizes the assets and liabilities contributed by Equity Office Predecessors in exchange for 122,928,030 Common Shares of the Company and 11,877,647 Units of the Operating Partnership at the Consolidation on July 11, 1997:

                                                              (IN THOUSANDS)
Investment in real estate...................................   $ 4,815,234
Investment in unconsolidated joint ventures.................        93,935
Cash contributed to the Company.............................       181,163
                                                               -----------
                                                               $ 5,090,332
                                                               ===========
Debt........................................................   $ 2,196,708
Other liabilities over assets, net..........................        62,706
Owners' equity..............................................     2,830,918
                                                               -----------
                                                               $ 5,090,332
                                                               ===========

         EQUITY OFFICE PROPERTIES TRUST AND EQUITY OFFICE PREDECESSORS

            NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
                                  (UNAUDITED)

                                                 EQUITY OFFICE             EQUITY OFFICE
                                              PROPERTIES TRUST FOR         PREDECESSORS             EQUITY OFFICE
                                                THE PERIOD FROM         FOR THE PERIOD FROM      PREDECESSORS FOR THE
                                                JULY 11, 1997 TO        JANUARY 1, 1997 TO        NINE MONTHS ENDED
                                               SEPTEMBER 30, 1997          JULY 10, 1997          SEPTEMBER 30, 1996
                                              --------------------      -------------------      --------------------
                                                                          (IN THOUSANDS)
Mortgage loans assumed through acquisition
  of Properties:..........................          $90,000                     $--                    $55,000
                                                    =======                     ===                    =======
Issuance of 1,692,546 Units in connection
  with the acquisition of Properties:.....          $49,100                     $--                    $    --
                                                    =======                     ===                    =======

13. CALCULATION OF NET INCOME PER WEIGHTED AVERAGE COMMON SHARE

     In February, 1997, the Financial Accounting Standards Board issued statement No. 128, Earning Per Share ("FASB 128"). FASB 128 is effective for fiscal years and interim periods ending after December 15, 1997. Early adoption is not permitted except in pro forma presentations. The Company adopted the new requirements of FASB 128 for the pro forma statements of operations (Note 14). Under the new requirements for calculating primary earning per share, the dilutive effect of stock options will be excluded. The weighted average Common Shares outstanding for the period from July 11, 1997 to September 30, 1997 excludes 502,740 Common Shares issued to the Operating Partnership at the time of the Consolidation. The Common Shares owned by the Operating Partnership are eliminated in consolidation and, therefore, are not considered outstanding during this period.

14. PRO FORMA STATEMENT OF OPERATIONS

     The pro forma data presented below is included to illustrate the effect on the Company's operations as a result of the transactions described below.

     The pro forma consolidated statement of operations for the three and nine months ended September 30, 1997 is presented as if the following transactions occurred on January 1, 1997: (1) the acquisition of 30 Office Properties and six Parking Facilities acquired between January 1, 1997 and October 17, 1997 and the disposition of two Office Properties; (2) the Private Debt Offering which occurred on September 3, 1997; (3) the Consolidation and the Offering and the decrease in interest expense resulting from the use of the net proceeds for the repayment of mortgage debt; and (4) the decrease in interest expense resulting from draws from the $1.5 billion Credit Facility (see Note 17 (7)) used to refinance existing debt.

     The pro forma consolidated statement of operations for the nine months ended September 30, 1996 is presented as if the following transactions occurred on January 1, 1996: (1) the acquisition of 40 Office Properties and 13 Parking Facilities acquired between January 1, 1996 and October 17, 1997 and the disposition of two Office Properties; (2) the Private Debt Offering which occurred on September 3, 1997; (3) the Consolidation and the Offering and the decrease in interest expense resulting from the use of the net proceeds for the repayment of mortgage debt; and (4) the decrease in interest expense resulting from draws from the $1.5 billion credit facility (see Note 17 (7)) used to refinance existing debt.

         EQUITY OFFICE PROPERTIES TRUST AND EQUITY OFFICE PREDECESSORS

            NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
                                  (UNAUDITED)

     The accompanying unaudited pro forma consolidated statement of operations have been prepared by management of the Company and do not purport to be indicative of the results which would actually have been obtained had the transactions described above been completed on the dates indicated or which may be obtained in the future. The pro forma consolidated statement of operations should be read in conjunction with the accompanying notes to the financial statements contained herein.

                                                     FOR THE THREE
                                                     MONTHS ENDED      FOR THE NINE MONTHS ENDED
                                                     -------------   -----------------------------
                                                     SEPTEMBER 30,   SEPTEMBER 30,   SEPTEMBER 30,
                                                         1997            1997            1996
                                                     -------------   -------------   -------------
                                                                   ($ IN THOUSANDS)
Revenues:
  Rental...........................................  $    168,869    $    496,087    $    461,627
  Tenant reimbursements............................        35,657          99,239          89,791
  Parking..........................................        15,303          40,167          37,032
  Other............................................         1,893           9,989          11,787
  Fees from noncombined affiliate..................         1,401           3,841           3,126
  Interest.........................................         1,399          10,589           6,445
                                                     ------------    ------------    ------------
               Total revenues......................       224,522         659,912         609,808
                                                     ------------    ------------    ------------
Expenses:
  Property operating...............................        85,606         247,789         242,575
  Interest.........................................        42,997         126,311         125,544
  Depreciation.....................................        34,219         102,658         102,658
  Amortization.....................................         3,326           8,272           7,533
  General and administrative.......................         8,930          24,856          18,078
                                                     ------------    ------------    ------------
               Total expenses......................       175,078         509,886         496,388
                                                     ------------    ------------    ------------
Income before allocation to minority interests,
  income from investment in unconsolidated joint
  ventures, gain on sale of real estate and
  extraordinary items..............................        49,444         150,026         113,420
Minority interests:
  Operating Partnership............................        (3,733)        (13,971)        (11,950)
  Partially owned properties.......................          (326)         (1,233)         (2,208)
Income from investment in unconsolidated joint
  ventures.........................................         1,297           4,431           3,528
Gain on sale of real estate........................            --              --           5,262
                                                     ------------    ------------    ------------
Income before extraordinary items..................        46,682         139,253         108,052
Extraordinary items................................       (12,929)        (12,929)             --
                                                     ------------    ------------    ------------
  Net income.......................................  $     33,753    $    126,324    $    108,052
                                                     ============    ============    ============
Net income per Common Share:
  Income before extraordinary items................  $        .29    $        .86    $        .67
  Extraordinary items..............................          (.08)           (.08)             --
                                                     ------------    ------------    ------------
Net income per Common Share........................  $        .21    $        .78    $        .67
                                                     ============    ============    ============
Number of Common Shares outstanding................   161,484,488     161,484,488     161,484,488
                                                     ============    ============    ============

15. COMMITMENTS AND CONTINGENCIES

     The Company has become a party to various legal actions resulting from the operating activities transferred to the Operating Partnership in connection with the Consolidation. These actions

         EQUITY OFFICE PROPERTIES TRUST AND EQUITY OFFICE PREDECESSORS

            NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
                                  (UNAUDITED)

are incidental to the transferred business and management does not believe that these actions will have a material adverse effect on the Company.

     ZML-Chicago Parking Limited Partnership ("ZCP") and ZML-North Loop/Theatre District Parking Limited Partnership ("NLT"), were named as defendants in an action (the "Action") brought by an investor (the "Plaintiff") in an unaffiliated entity owning an interest in NLT. The Action was brought in the Circuit Court of Cook County, Illinois, Chancery Division, on August 15, 1995. NLT is the owner of two Parking Facilities, North Loop Transportation Center and Theatre District Self Park ("Theatre District Garage"). The Plaintiff demands rescission of certain transactions related to the acquisition by NLT of the Theatre District Garage. The case was settled on October 1, 1997 and accordingly, was dismissed with prejudice pursuant to an order of even date. ZCP and NLT are fully indemnified by certain of the other co-defendants and will not be contributing any funds to the settlement.

     Except as described above, management of the Company does not believe there is any litigation threatened against the Company other than routine litigation arising out of the ordinary course of business, some of which is expected to be covered by liability insurance, and none of which is expected to have a material adverse effect on the consolidated financial statements of the Company.

16. MERGER

     On September 15, 1997, the Company entered into a definitive agreement and plan of merger with Beacon Properties Corporation ("Beacon") whereby Beacon's portfolio of 126 buildings containing 20.7 million square feet will be integrated into that of the Company. The merger was unanimously approved by the Company's Board of Trustees and Beacon's Board of Directors. The merger plan calls for the Company to issue 1.4063 Common Shares of the Company for each share of Beacon common stock which is anticipated to result in the issuance of approximately 84.0 million new Common Shares, approximately $200 million in preferred shares, 9.8 million Units and to assume outstanding liabilities of approximately $1.0 billion. The merger, which will be accounted for under the purchase method of accounting, is expected to be completed in December, 1997 with a total purchase price of approximately $4.3 billion and is subject to the approval of the shareholders of both companies and other conditions. There can be no assurance that this transaction will be consummated as described above.

17. SUBSEQUENT EVENTS

     (1) In October, 1997, the Company purchased the following office properties from an unaffiliated party:

        - Destec Tower, a 25-story, 574,216 square-foot office tower in Houston, Texas;

        - Brookhollow Central I, II and III, a 800,688 square foot office complex in suburban Houston, Texas;

        - 8080 Central, a 17-story, 283,707 square foot office building near Dallas, Texas; and

        - 1700 Market, a 32-story, 825,547 square foot office building in Philadelphia, Pennsylvania.

     The purchase price of approximately $289 million was comprised of $211.9 million in cash, $6.0 million of liabilities assumed and $71.1 million in Units issued at a price of $24.50 per Unit. In October 1997, affiliates of the seller of the foregoing properties purchased approximately $73.95 million in restricted Common Shares for $24.50 per share.

         EQUITY OFFICE PROPERTIES TRUST AND EQUITY OFFICE PREDECESSORS

            NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
                                  (UNAUDITED)

     (2) On October 6, 1997, the Company purchased from an unaffiliated party 550 South Hope Street, a 566,434 square foot, 27-story office building located in Los Angeles, California. The purchase price of approximately $99.5 million was paid in cash.

     (3) On October 7, 1997, the Company purchased from unaffiliated parties interests in the following office buildings located in suburban Philadelphia,
Pennsylvania:

        - Four Falls Corporate Center, consisting of 254,355 square feet;

        - Oak Hill Plaza, consisting of 164,360 square feet;

        - Walnut Hill Plaza, consisting of 149,716 square feet;

        - Two Valley Square, consisting of 70,622 square feet;

        - Four Valley Square, consisting of 49,757 square feet;

        - Five Valley Square, consisting of 18,564 square feet;

        - One Devon Square, consisting of 77,267 square feet;

        - Two Devon Square, consisting of 63,226 square feet;

        - Three Devon Square, consisting of 6,000 square feet;

     The purchase price of approximately $127.5 million was comprised of $14.39 million in Units at a price of $28.775 per Unit, cash of approximately $98.41 million and $14.7 million of debt assumed by the Company.

     In addition, the Company's Board of Trustees approved the purchase of an interest in the following two properties from a party affiliated with the seller of the above properties:

        - One Valley Square, consisting of 70,289 square feet; and

        - Three Valley Square, consisting of 84,605 square feet.

     The purchase price of the interests in these properties is approximately $17.2 million of which approximately $4 million will be paid in Units to be issued at a price of $28.775 per Unit and the remainder will be comprised of a combination of cash and the assumption of debt. This transaction is contingent upon certain terms and conditions as set forth in the purchase agreement. There can be no assurance that this transaction will be consummated as described above.

     The Company shall have the option of purchasing the remaining interest in all 11 properties, exerciseable for a designated period commencing three (3) years after the respective closing dates on the initial purchases, for additional consideration in the amount of approximately $2.1 million, all payable in Units valued at $28.775 per Unit. If this option is exercised, total consideration paid and to be paid for sole ownership of all 11 properties will be approximately $142.47 million.

     (4) On October 7, 1997, the Company purchased from an unaffiliated party 10 and 30 South Wacker Drive, two 40-story office towers totaling 2,033,377 net rentable square feet, in downtown Chicago, Illinois. The purchase price of approximately $462 million was paid in cash.

     (5) On October 17, 1997, the Company purchased from an unaffiliated party One Lafayette Center, a 314,634 square-foot 10-story office building, located in Washington, D.C. The purchase price of approximately $82.5 million was comprised of $24.4 million in Units issued at a net price of $32.975 per Unit, the assumption of approximately $5.3 million of liabilities and approximately $52.8 million of cash.

     (6) In October, 1997, the Company's Board of Trustees approved the purchase of the following properties from an unaffiliated party for approximately $92 million:

        - 1600 Duke, a 68,770 square foot office building, located in Alexandria, Virginia;

        - Fair Oaks Plaza, a 177,917 square foot office building, located in Fairfax, Virginia; and

        - Lakeside Square, a 392,537 square foot office building, located in Dallas, Texas.

         EQUITY OFFICE PROPERTIES TRUST AND EQUITY OFFICE PREDECESSORS

            NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
                                  (UNAUDITED)

     This transaction is contingent upon certain terms and conditions as set forth in the purchase agreement. There can be no assurance that this transaction will be consummated as described above.

     (7) In October, 1997, the Company obtained a $1.5 billion unsecured credit facility (the "Facility"). The Facility is available for the acquisition of properties and general corporate purposes. The Facility carries an interest rate equal to LIBOR plus 100 basis points and may be increased or decreased upon the receipt of an investment grade unsecured debt rating. The Facility matures on July 1, 1998, and may be extended to October 1, 1998. The Company paid an underwriting fee on the Facility at closing of approximately $4,875,000. In addition, an unused commitment fee is payable quarterly in arrears based upon the unused amount of the Facility as follows: .15% per annum if the unused amount is between 0 to 33%; .20% per annum if the unused amount is more than 33% but less than 66%; and .25% per annum if the unused amount is greater than 66%. As of November 14, 1997, the outstanding balance on the Facility was approximately $1,044,450,000.

     (8) On October 20, 1997, the Company completed a private placement of Common Shares with an unaffiliated party receiving approximately $200 million at $30 per share.

     (9) In November, 1997, the Company's Board of Trustees approved the purchase of LaSalle Plaza, a 588,908 square foot office building, located in Minneapolis, Minnesota, for approximately $97.4 million. This transaction is contingent upon certain terms and conditions as set forth in the purchase agreement. There can be no assurance that this transaction will be consummated as described above.

     (10) In November, 1997, the Company's Board of Trustees approved the purchase of the Stanwix Parking Facility, a parking facility consisting of approximately 712 spaces, located in Pittsburgh, Pennsylvania for approximately $17.3 million. This transaction is contingent upon the satisfactory completion of the Company's due diligence and certain other terms and conditions. There can be no assurance that this transaction will be consummated as described above.

     (11) The table below summarized the issuance of Common Shares and Units at the offering through November 14, 1997:

                       TRANSACTION                           DATE     COMMON SHARES     UNITS
                       -----------                          -------   -------------   ----------
Outstanding upon completion of the Offering(A)............  7/11/97    152,180,770    11,877,647
Units issued to seller of Properties (Note 8).............   9/3/97             --     1,692,546
Restricted Share Awards to Officers.......................  9/22/97        119,000            --
Shares issued as Trustee compensation.....................  9/30/97          2,424            --
                                                                       -----------    ----------
Outstanding as of September 30, 1997......................  9/30/97    152,302,194    13,570,193
Common Shares and Units issued to seller of Properties
  (Note 17 (1))...........................................  10/7/97      3,018,367     2,900,000
Units issued to seller of Properties (Note 17 (3))........  10/7/97             --       499,977
Units issued to seller of Properties (Note 17 (5))........  10/17/97            --       741,159
Private placement (Note 17 (8))...........................  10/20/97     6,666,667            --
                                                                       -----------    ----------
Outstanding as of November 14, 1997.......................             161,987,228    17,711,329
                                                                       ===========    ==========

---------------

(A) Includes 502,740 common shares held by the Operating Partnership which are deemed not to be outstanding for accounting purposes and are eliminated in consolidation.

         EQUITY OFFICE PROPERTIES TRUST AND EQUITY OFFICE PREDECESSORS

                        PART I -- FINANCIAL INFORMATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     The following discussion and analysis of the consolidated and combined financial condition and results of operations should be read in conjunction with the Consolidated Financial Statements of the Company and the Combined Financial Statements of Equity Office Predecessors, and Notes thereto contained herein. All references to the activities of the Company prior to July 11, 1997 contained in this "Management's Discussion and Analysis of Financial Condition and Results of Operations" refer to the activities of the Equity Office Predecessors. Statements contained in this "Management's Discussion and Analysis of Financial Conditions and Results of Operations" which are not historical facts may be forward-looking statements. Such statements are subject to certain risks and uncertainties which could cause actual results to differ materially from those projected. Readers are cautioned not to place undue reliance on these forward looking statements which speak only as of the date hereof.

GENERAL

     The following discussion is based primarily on the Consolidated Financial Statements of the Company and the Combined Financial Statements of Equity Office Predecessors, as of September 30, 1997 and December 31, 1996 and for the three and nine month periods ended September 30, 1997 and 1996.

     The Company receives income primarily from rental revenue from Office Properties (including reimbursements from tenants for certain operating costs), parking revenue from Office Properties and stand-alone Parking Facilities and, to a lesser extent, from fees from noncombined affiliates for the management of properties not owned by the Company (the "Managed Properties").

     As of September 30, 1997, the Company owned or had an interest in 93 Office Properties totaling approximately 33.4 million square feet, and 16 stand alone Parking Facilities with approximately 16,037 spaces (the "Total Portfolio"). Of the Total Portfolio, 71 of these Office Properties totaling approximately 22.6 million square feet and three Parking Facilities were acquired prior to January 1, 1996; 11 Office Properties totaling approximately 6.1 million square feet and seven Parking Facilities were acquired in 1996; and 11 Office Properties totaling approximately 4.7 million square feet and six Parking Facilities, including an interest in four Parking Facilities, were acquired during the nine months ended September 30, 1997. As a result of this rapid growth in the size of the Total Portfolio, the financial data presented shows large increases in revenues and expenses from year to year. For the foregoing reasons, the Company does not believe its period to period financial data is comparable. Therefore, the analysis below shows changes resulting from Properties that were held during the entire period for the periods being compared (the "Core Portfolio") and the changes in the Total Portfolio. The Core Portfolio for the comparison between the nine months ended September 30, 1997 and 1996 consists of 71 Office Properties and three Parking Facilities acquired prior to January 1, 1996. The Core Portfolio for the comparison between the three months ended September 30, 1997 and 1996 consists of 73 Office Properties and three Parking Facilities acquired prior to July 1, 1996. The Core Portfolio for these comparisons excludes Barton Oaks Plaza II, a 118,529 square foot Office Property which was sold in January 1997, 8383 Wilshire, a 417,463 square foot Office Property, which was sold in May 1997, and 28 State Street, a 570,040 square foot Office Property, which was undergoing major redevelopment for the periods discussed.

RESULTS OF OPERATIONS

COMPARISON OF THREE MONTHS ENDED SEPTEMBER 30, 1997 TO THREE MONTHS ENDED SEPTEMBER 30, 1996.

     The table below presents selected operating information for the Total Portfolio and for the Core Portfolio which consists of the 73 Office Properties and three Parking Facilities acquired prior to July 1, 1996. The Core Portfolio excludes Barton Oaks Plaza II, which was sold in January 1997, and 8383 Wilshire, which was sold

         EQUITY OFFICE PROPERTIES TRUST AND EQUITY OFFICE PREDECESSORS

                        PART I -- FINANCIAL INFORMATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS in May 1997, and 28 State Street which has recently undergone a major redevelopment and was vacant prior to May 1997.

                                                TOTAL PORTFOLIO                               CORE PORTFOLIO
                                  -------------------------------------------   -------------------------------------------
                                                        INCREASE/                                     INCREASE/
                                    1997       1996     (DECREASE)   % CHANGE     1997       1996     (DECREASE)   % CHANGE
                                  --------   --------   ----------   --------   --------   --------   ----------   --------
                                                                      ($ IN THOUSANDS)
Property revenues...............  $181,095   $122,883    $58,212       47.4%    $128,128   $114,870    $13,258       11.5%
Interest income.................     1,390      2,348       (958)     (40.8%)        n/a        n/a        n/a         n/a
Fees from noncombined
  affiliates....................     1,401        886        515       58.3%         n/a        n/a        n/a         n/a
                                  --------   --------    -------     -------    --------   --------    -------     -------
  Total revenues................   183,886    126,117     57,769       45.8%     128,128    114,870     13,258       11.5%
                                  --------   --------    -------     -------    --------   --------    -------     -------
Interest expense................    29,973     33,540     (3,567)     (10.6%)     23,413     30,568     (7,155)     (23.4%)
Depreciation and amortization...    29,786     25,661      4,125       16.1%      19,418     23,182     (3,764)     (16.2%)
Property Operating Expenses.....    70,061     50,893     19,168       37.7%      51,926     47,991      3,935        8.2%
General and administrative......     8,330      5,008      3,322       66.3%         n/a        n/a        n/a         n/a
                                  --------   --------    -------     -------    --------   --------    -------     -------
  Total expenses................   138,150    115,102     23,048       20.0%      94,757    101,741     (6,984)      (6.9%)
                                  --------   --------    -------     -------    --------   --------    -------     -------
Income before allocation to
  minority interests, income
  from investment in
  unconsolidated joint ventures,
  gain on sale of real estate
  and extraordinary items.......    45,736     11,015     34,721      315.2%      33,371     13,129     20,242      154.2%
Minority interests..............    (2,899)      (468)    (2,431)    (519.4%)       (312)      (468)       156       33.3%
Income from unconsolidated joint
  ventures......................     1,383        477        906      189.9%         559        476         83       17.4%
Gain on sale of real estate and
  extraordinary items...........   (12,930)        --    (12,930)         --     (12,876)        --    (12,876)         --
                                  --------   --------    -------     -------    --------   --------    -------     -------
Net Income......................  $ 31,290   $ 11,024    $20,266      183.8%    $ 20,742   $ 13,137    $ 7,605       57.9%
                                  ========   ========    =======     =======    ========   ========    =======     =======
Property Revenues less Property
  Operating Expenses............  $111,034   $ 71,990    $39,044       54.2%    $ 76,202   $ 66,879    $ 9,323       13.9%
                                  ========   ========    =======     =======    ========   ========    =======     =======

     Property Revenues: The increase in rental revenues, tenant reimbursements, parking income and other income ("Property Revenues") in the Core Portfolio resulted from a combination of occupancy and rental rate increases. The weighted average occupancy of the Core Portfolio increased from approximately 91.1% at July 1, 1996 to 94.9% as of September 30, 1997. This increase represents approximately 0.9 million square feet of additional occupancy in the Core Portfolio between July 1, 1996 and September 30, 1997. Included in Property Revenues for the Core Portfolio are lease termination fees of $.9 million and $1.2 million for the three months ended September 30, 1997 and 1996, respectively (which are included in the other revenue category on the combined statement of operations). These fees are related to specific tenants who have paid a fee to terminate their lease obligations before the end of the contractual term of the lease. Although the Company has historically experienced similar levels of such termination fees, there is no way of predicting the timing or amounts of future lease termination fees. The straight-line rent adjustment which is included in rental revenues for the Core Portfolio for the three months ended September 30, 1997 and 1996, was approximately $6.0 million and $4.4 million, respectively. The straight-line rent adjustment which is included in rental revenues for the Total Portfolio for the three months ended September 30, 1997 and 1996 was approximately $8.7 million and $5.2 million, respectively.

     Interest Income: Interest income for the Total Portfolio decreased by $.9 million to $1.4 million for the three months ended September 30, 1997, compared to $2.3 million for the three months ended September 30, 1996. This decrease in interest income is primarily due to having a lesser amount of cash reserves invested in short term investments since the closing of the Consolidation and Offering. Prior to the Consolidation, each of the entities involved in the Consolidation needed to maintain separate cash reserves which in the aggregate

         EQUITY OFFICE PROPERTIES TRUST AND EQUITY OFFICE PREDECESSORS

                        PART I -- FINANCIAL INFORMATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS were higher than the cash reserves the Company anticipates maintaining going forward. Due to the availability of borrowings under the $600 million Credit Facility and other changes in the capital structure of the Company, the Company anticipates that it will maintain cash reserves of $15 to $25 million (although the cash balance may at times be more or less in anticipation of pending acquisitions or other transactions). The lower cash balance will result in lower interest income in future periods, however, this loss in income should be offset by savings on the $600 million Credit Facility.

     Fees from Noncombined Affiliates: Although fees from noncombined affiliates increased, they are expected to decrease in future periods as the Managed Properties are sold. Fee income of approximately $70,900 and $238,900 for the three months ended September 30, 1997 and 1996, respectively, was related to properties which have been sold.

     Interest Expense: Interest expense decreased $3.5 million for the Total Portfolio to $30.0 million for the three months ended September 30, 1997 compared to $33.5 million for the three months ended September 30, 1996. This decrease was primarily the result of the repayment of approximately $598.4 million of mortgage debt in July, 1997 (of which $497.6 million was secured by properties in the Core Portfolio) and the repayment of $80 million on the $475 Million Line partially offset by the $180 million Private Debt Offering. Interest expense related to the $598.4 million of secured debt repaid was approximately $1.5 million and $10.9 million for the three months ended September 30, 1997 and 1996, respectively. Interest expense related to the $475 Million Line, the $180 million Private Debt Offering and the $600 million Credit Facility for three months ended September 30, 1997 (an equivalent amount was not outstanding for the prior period) was approximately $.8 million, $1.1 million and $2.7 million, respectively. Due to these debt repayments, interest expense is initially expected to decrease in future periods, and then anticipated to increase as the Company acquires additional properties and incurs additional financing.

     Depreciation and Amortization: The decrease in depreciation in the Core Portfolio resulted from the recording of the Company's assets and liabilities at their fair market value in connection with the Consolidation and Offering. Accordingly, certain of the Company's assets are depreciated over longer lives than the period over which those assets were previously depreciated by Equity Office Predecessors. The resulting decrease to depreciation was partially offset by an increase to depreciation resulting from a step-up recorded to investment in real estate, also as a result of recording those assets at their fair market value at the time of the Consolidation and Offering. The decrease in amortization in the Core Portfolio resulted from the write-off of deferred financing and leasing costs at the time of the Consolidation and Offering.

     Property Operating Expenses: The increase in real estate taxes and insurance, repairs and maintenance, and property operating expenses ("Property Operating Expenses") in the Core Portfolio relates primarily to increases in real estate taxes due to higher property valuations partially offset by real estate tax refunds recorded in the three months ended September 30, 1997.

     General and Administrative Expenses: General and administrative expenses increased by approximately $3.3 million to $8.3 million for the three months ended September 30, 1997, compared to $5.0 million for the three months ended September 30, 1996. General and administrative expenses as a percentage of total revenues was approximately 4.5% and 4.0% for the three months ended September 30, 1997 and 1996, respectively. The primary reasons for the increase in general and administrative expenses are the significant increase in the size of the Company's portfolio and increased expenses associated with becoming a public company. While general and administrative expenses will continue to increase as the size of the Company's portfolio increases, it is anticipated that general and administrative expenses as a percentage of total revenue will initially remain stable (or increase slightly), as the full costs of running a public company are reflected in operations, and then decrease over time as the Company realizes increased economies of scale.

         EQUITY OFFICE PROPERTIES TRUST AND EQUITY OFFICE PREDECESSORS

                        PART I -- FINANCIAL INFORMATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
COMPARISON OF NINE MONTHS ENDED SEPTEMBER 30, 1997 TO NINE MONTHS ENDED SEPTEMBER 30, 1996.

     The table below presents selected operating information for the Total Portfolio and for the Core Portfolio which consists of the 71 Office Properties and three Parking Facilities acquired prior to January 1, 1996. The Core Portfolio excludes Barton Oaks Plaza II, which was sold in January 1997, 8383 Wilshire, which was sold in May 1997 and 28 State Street which has recently undergone a major redevelopment and was vacant prior to May 1997.

                                                  TOTAL PORTFOLIO                               CORE PORTFOLIO
                                     ------------------------------------------   ------------------------------------------
                                                           INCREASE/       %                            INCREASE/       %
                                       1997       1996     (DECREASE)   CHANGE      1997       1996     (DECREASE)   CHANGE
                                     --------   --------   ----------   -------   --------   --------   ----------   -------
                                                                        ($ IN THOUSANDS)
Property Revenues..................  $489,307   $343,660    $145,647      42.4%   $340,295   $317,520    $22,775        7.2%
Interest income....................    10,524      6,451       4,073      63.1%        n/a        n/a        n/a         n/a
Fees from noncombined affiliates...     3,841      3,126         715      22.9%        n/a        n/a        n/a         n/a
                                     --------   --------    --------    -------   --------   --------    -------     -------
  Total revenues...................   503,672    353,237     150,435      42.6%    340,295    317,520     22,775        7.2%
                                     --------   --------    --------    -------   --------   --------    -------     -------
Interest expense...................   106,274     87,551      18,723      21.4%     79,195     81,988     (2,793)      (3.4%)
Depreciation and amortization......    90,195     69,193   21,002...      30.4%     64,287     62,807      1,480        2.4%
Property Operating Expenses........   190,170    141,823      48,347      34.1%    132,629    130,536      2,093        1.6%
General and administrative.........    23,056     16,278       6,778      41.6%        n/a        n/a        n/a         n/a
                                     --------   --------    --------    -------   --------   --------    -------     -------
  Total expenses...................   409,695    314,845      94,850      30.1%    276,111    275,331        780        0.3%
                                     --------   --------    --------    -------   --------   --------    -------     -------
Income before allocation to
  minority interests, income from
  investment in unconsolidated
  joint ventures, gain on sale of
  real estate and extraordinary
  items............................    93,977     38,392      55,585     144.8%     64,184     42,189     21,995       52.1%
Minority interests.................    (3,778)    (2,166)     (1,612)    (74.4%)    (1,191)    (2,166)       975       45.0%
Income from unconsolidated joint
  ventures.........................     3,408      1,554       1,854     119.3%      1,796      1,686        110        6.5%
Gain on sale of real estate and
  extraordinary items..............      (694)     5,262      (5,956)   (113.2%)   (12,876)        --    (12,876)         --
                                     --------   --------    --------    -------   --------   --------    -------     -------
Net Income.........................  $ 92,913   $ 43,042    $ 49,871     115.9%   $ 51,913   $ 41,709    $10,204       24.5%
                                     ========   ========    ========    =======   ========   ========    =======     =======
Property Revenues less Property
  Operating Expenses...............  $299,137   $201,837    $ 97,300      48.2%   $207,666   $186,984    $20,682       11.1%
                                     ========   ========    ========    =======   ========   ========    =======     =======

     Property Revenues: The increase in Property Revenues in the Core Portfolio resulted from a combination of occupancy and rental rate increases. The weighted average occupancy of the Core Portfolio increased from approximately 88.5% at January 1, 1996 to 94.8% as of September 30, 1997. This increase represents approximately 1.4 million square feet of additional occupancy in the Core Portfolio between January 1, 1996 and September 30, 1997. Included in Property Revenues for the Core Portfolio are lease termination fees of $3.4 million and $4.5 million for the nine months ended September 30, 1997 and 1996, respectively (which are included in the other revenue category on the combined statement of operations). These fees are related to specific tenants who have paid a fee to terminate their lease obligations before the end of the contractual term of the lease. Although the Company has historically experienced similar levels of such termination fees, there is no way of predicting the timing or amounts of future lease termination fees. The straight-line rent adjustment which is included in rental revenues for the Core Portfolio for the nine months ended September 30, 1997 and 1996, was approximately $9.9 million and $9.9 million, respectively. The straight-line rent adjustment which is included in rental revenues for the Total Portfolio for the nine months ended September 30, 1997 and 1996, was approximately $16.4 million and $13.1 million, respectively.

     Interest Income: Interest income for the Total Portfolio increased by $4.1 million to $10.5 million for the nine months ended September 30, 1997, compared to $6.5 million for the nine months ended

         EQUITY OFFICE PROPERTIES TRUST AND EQUITY OFFICE PREDECESSORS

                        PART I -- FINANCIAL INFORMATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
September 30, 1996. This increase in interest income is due primarily to having a larger amount of cash invested in short term investments pending the purchase of new acquisitions. Prior to the Consolidation, each of the entities involved in the Consolidation needed to maintain separate cash reserves which in the aggregate were higher than cash reserves the Company anticipates maintaining going forward. Due to the availability of borrowings under the $600 million Credit Facility and other changes in the capital structure of the Company, the Company anticipates that it will maintain cash reserves of $15 to $25 million (although the cash balance may at times be more or less in anticipation of pending acquisitions or other transactions). The lower cash balance will result in lower interest income in future periods, however, this loss in income should be offset by savings on the $600 million Credit Facility.

     Fees from Noncombined Affiliates: Although fees from noncombined affiliates increased, they are expected to decrease in future periods as the Managed Properties are sold. Fee income of approximately $380,800 and $834,300 for the nine months ended September 30, 1997 and 1996, respectively, related to Properties which have been sold.

     Interest Expense: Interest expense increased $18.7 million for the Total Portfolio to $106.3 million for the nine months ended September 30, 1997 compared to $87.6 million for the nine months ended September 30, 1996. This increase was primarily the result of the $180 million Private Debt Offering, net proceeds of $164 million from the $475 Million Line and the $600 Million Credit Facility (exclusive of the $80 million repaid after the closing of the Offering), and increased debt obtained to finance acquisitions. At or shortly after the closing of the Offering, the Company repaid approximately $598.4 million of mortgage debt (of which $497.6 million was secured by Properties in the Core Portfolio) and repaid $80 million on the $475 Million Line, partially offsetting the increase in interest expense. Interest expense related to the $598.4 million of secured debt repaid was approximately $25.2 million and $31.1 million for the nine months ended September 30, 1997 and 1996, respectively. Interest expense related to the $475 Million Line, the $180 million Private Debt Offering and the $600 million Credit Facility for the nine months ended September 30, 1997 (an equivalent amount was not outstanding for the prior period) was approximately $5.2 million, $1.1 million and $2.7 million, respectively. Due to these debt repayments, interest expense is initially expected to decrease in future periods, and then anticipated to increase as the Company acquires additional properties and incurs additional financing.

     Depreciation and Amortization: Depreciation and amortization for the Core Portfolio increased as a result of capital and tenant improvements made in 1996 and 1997 and as a result of a step-up that was recorded to investment in real estate. This step-up was recorded as a result of adjusting the basis of the Company's assets and liabilities to their fair market values in connection with the Consolidation and Offering. This increase was partially offset by a decrease resulting from certain of the Company's assets being depreciated over longer lives than the periods over which corresponding assets were previously depreciated by Equity Office Predecessors.

     Property Operating Expenses: The increase in Property Operating Expenses relates primarily to an increase in maintenance expenses, offset in part by a decrease in real estate taxes, which was caused by real estate tax refunds related to prior periods recorded in the nine months ended September 30, 1997.

     General and Administrative: General and administrative expenses increased by approximately $6.8 million to $23.1 million for the nine months ended September 30, 1997, compared to $16.3 million for the nine months ended September 30, 1996. General and administrative expenses as a percentage of total revenues was approximately 4.6% and 4.6% for the nine months ended September 30, 1997 and 1996, respectively. While general and administrative expenses will continue to increase as the size of the Company's portfolio increases, it is anticipated that general and administrative expenses as a percentage of total revenues will initially remain

         EQUITY OFFICE PROPERTIES TRUST AND EQUITY OFFICE PREDECESSORS

                        PART I -- FINANCIAL INFORMATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS stable (or increase slightly), as the full costs of running a public company are reflected in operations, and then decrease over time as the Company realizes increased economies of scale.

PARKING OPERATIONS

     Included in the Total Portfolio numbers above are results of operations from the stand alone Parking Facilities, the summarized information for which is presented below.

  Comparison of three months ended September 30, 1997 to three months ended September 30, 1996.

                                          TOTAL PARKING PORTFOLIO                   CORE PARKING PORTFOLIO
                                   --------------------------------------   ---------------------------------------
                                                      INCREASE/      %                        INCREASE/
                                    1997      1996    (DECREASE)   CHANGE    1997     1996    (DECREASE)   % CHANGE
                                   -------   ------   ----------   ------   ------   ------   ----------   --------
                                                                   ($ IN THOUSANDS)
Property Revenues................  $ 6,311   $2,465     $3,846     156.0%   $2,515   $2,465     $  50         2.0%
Interest income..................       35       42         (7)    (16.7%)      --       --        --           --
                                   -------   ------     ------     ------   ------   ------     -----       ------
  Total revenues.................    6,346    2,507      3,839     153.1%    2,515    2,465        50         2.0%
                                   -------   ------     ------     ------   ------   ------     -----       ------
Interest expense.................      475      411         64      15.8%      700      411       289        70.3%
Depreciation and amortization....    1,068      333        735     220.7%      482      333       149        44.7%
Property Operating Expenses......    1,071      692        379      54.8%      426      692      (266)      (38.4%)
                                   -------   ------     ------     ------   ------   ------     -----       ------
  Total expenses.................    2,614    1,436      1,178      82.0%    1,608    1,436       172        12.0%
                                   -------   ------     ------     ------   ------   ------     -----       ------
Income before allocation to
  minority interests, income from
  investment in unconsolidated
  joint ventures.................    3,732    1,071      2,661     248.5%      907    1,029      (122)      (11.9%)
Minority interests...............      (79)     (43)       (36)     83.7%      (79)     (43)      (36)      (83.7%)
Income from unconsolidated joint
  ventures.......................      825       --        825        --        --       --        --           --
                                   -------   ------     ------     ------   ------   ------     -----       ------
Net Income.......................  $ 4,478   $1,028     $3,450     335.6%   $  828   $  986     $(158)      (16.0%)
                                   =======   ======     ======     ======   ======   ======     =====       ======
Property Revenues less Property
  Operating Expenses.............  $ 5,240   $1,773     $3,467     195.5%   $2,089   $1,773     $ 316        17.8%
                                   =======   ======     ======     ======   ======   ======     =====       ======

  Comparison of nine months ended September 30, 1997 to nine months ended September 30, 1996.

                                          TOTAL PARKING PORTFOLIO                   CORE PARKING PORTFOLIO
                                  ---------------------------------------   ---------------------------------------
                                                      INCREASE/      %                        INCREASE/
                                   1997      1996     (DECREASE)   CHANGE    1997     1996    (DECREASE)   % CHANGE
                                  -------   -------   ----------   ------   ------   ------   ----------   --------
                                                                  ($ IN THOUSANDS)
Property Revenues...............  $16,282   $ 7,402     $8,880     120.0%   $7,515   $7,402     $ 113         1.5%
Interest income.................      149        95         54      56.9%       --       --        --           --
                                  -------   -------     ------     ------   ------   ------     -----       ------
Total revenues..................   16,431     7,497      8,934     119.2%    7,515    7,402       113         1.5%
                                  -------   -------     ------     ------   ------   ------     -----       ------
Interest expense................    2,566     1,237      1,329     107.4%    1,995    1,237       758        61.3%
Depreciation and amortization...    2,703     1,000      1,703     170.3%    1,181    1,000       181        18.1%
Property Operating Expenses.....    3,458     2,319      1,139      49.1%    1,869    2,319      (450)      (19.4%)
                                  -------   -------     ------     ------   ------   ------     -----       ------
Total expenses..................    8,727     4,556      4,171      91.6%    5,045    4,556       489        10.7%
                                  -------   -------     ------     ------   ------   ------     -----       ------
Income before allocation to
  minority interests, income
  from investment in
  unconsolidated joint
  ventures......................    7,704     2,941      4,763     162.0%    2,470    2,846      (376)      (13.2%)
Minority interests..............     (200)     (249)        49      19.7%     (200)    (249)       49        19.7%
Income from unconsolidated joint
  ventures......................    1,611        --      1,611        --        --       --        --           --
                                  -------   -------     ------     ------   ------   ------     -----       ------
Net Income......................  $ 9,115   $ 2,692     $6,423     238.6%   $2,270   $2,597     $(327)      (12.6%)
                                  =======   =======     ======     ======   ======   ======     =====       ======
Property Revenues less Property
  Operating Expenses............  $12,824   $ 5,083     $7,741     152.3%   $5,646   $5,083     $ 563        11.1%
                                  =======   =======     ======     ======   ======   ======     =====       ======

         EQUITY OFFICE PROPERTIES TRUST AND EQUITY OFFICE PREDECESSORS

                        PART I -- FINANCIAL INFORMATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
DISPOSITIONS OF PROPERTY

     The Company sold two Office Properties in 1997: Barton Oaks Plaza II, a 118,529 square-foot Office Property, in January, 1997 and 8383 Wilshire, a 417,463 square-foot Office Property, in May, 1997. In January, 1996, the Company sold the condominium portion, comprised of a 210 room hotel at Three Lakeway, a mixed-use property. Below is a summary of the operations of these Office Properties for the three and nine month periods ended September 30, 1997 and 1996.

                                                           THREE MONTHS
                                                              ENDED         NINE MONTHS ENDED
                                                          SEPTEMBER 30,       SEPTEMBER 30,
                                                          --------------    -----------------
                                                          1997     1996      1997       1996
                                                          ----    ------    -------    ------
                                                                   ($ IN THOUSANDS)
Property Revenues.......................................  $ 42    $2,540    $ 3,227    $7,460
                                                          ----    ------    -------    ------
Interest expense........................................    --       149         36       808
Depreciation and amortization...........................    --       563        451     1,678
Property Operating Expenses.............................    91     1,007      1,501     3,447
                                                          ----    ------    -------    ------
  Total expenses........................................    91     1,719      1,988     5,933
Income/(loss) before allocation to minority interests,
  and gain on sale of real estate and extraordinary
  items.................................................   (49)      821      1,239     1,527
Minority interests......................................    --        --       (164)       --
Gain on sale of real estate and extraordinary items.....    --        --     12,235     5,262
                                                          ----    ------    -------    ------
Net (Loss) Income.......................................  ($49)   $  821    $13,310    $6,789
                                                          ====    ======    =======    ======
Property Revenues less Property Operating Expenses......  ($49)   $1,533    $ 1,726    $4,013
                                                          ====    ======    =======    ======

LIQUIDITY AND CAPITAL RESOURCES

     Liquidity: Net cash provided from operations represents the primary source of liquidity to fund distributions, debt service, recurring capital costs and non-revenue enhancing tenant improvements. Historically, the Company made annual distributions equal to approximately 100% of taxable income. Cash generated in excess of taxable income (resulting primarily from non-cash items such as depreciation and amortization) was retained for working capital and to fund capital improvements and non-revenue enhancing tenant improvements. The Company intends to make regular quarterly distributions to holders of Common Shares and Units. The Company has established its initial distribution at an annual rate of $1.20 per Common Share based upon its estimate of annualized cash flow.

     The Company intends to fund recurring capital costs and non-revenue enhancing tenant improvements from cash from operations and draws under its $600 million Credit Facility. The Company has no contractual obligations for material capital costs, other than in connection with customary tenant improvements in the ordinary course of business. The Company also expects that the $600 million Credit Facility will provide for temporary working capital, unanticipated cash needs, and funding of acquisitions.

     The anticipated size of the Company's distributions will not allow the Company, using only cash from operations, to retire all of its debt as it comes due and, therefore, the Company will be required to repay maturing debt with funds from debt and/or equity financing.

     Mortgage Financing: The table below summarizes the mortgage debt, unsecured notes and credit facility indebtedness outstanding at September 30, 1997 and December 31, 1996, excluding the discount on mortgage

         EQUITY OFFICE PROPERTIES TRUST AND EQUITY OFFICE PREDECESSORS

                        PART I -- FINANCIAL INFORMATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS debt (net of accumulated amortization of approximately $1.3 million) of approximately $19 million recorded in connection with the Offering and Consolidation.

                                                              SEPTEMBER 30,   DECEMBER 31,
                                                                  1997            1996
                                                              -------------   ------------
Debt Summary:
Balance ($'s in thousands)
  Fixed Rate................................................   $1,308,125      $1,304,075
  Variable Rate.............................................      427,368         660,817
                                                               ----------      ----------
          Total.............................................   $1,735,493      $1,964,892
                                                               ==========      ==========
Percentage of Total Debt:
  Fixed Rate................................................        75.4%           66.4%
  Variable Rate.............................................        24.6%           33.6%
                                                               ----------      ----------
          Total.............................................       100.0%          100.0%
                                                               ==========      ==========
Weighted Average Interest Rate at End of Period:
  Fixed Rate................................................        7.56%           7.89%
  Variable Rate.............................................        6.86%           7.33%
                                                               ----------      ----------
          Total.............................................        7.39%           7.70%
                                                               ==========      ==========

     The variable rate debt shown above bore interest at the 30 day LIBOR-based floating interest rate. The 30-day LIBOR at September 30, 1997 was approximately 5.66% resulting in a weighted average spread over LIBOR at September 30, 1997 of 1.2%.

     During the quarter ended September 30, 1997, the Company used the net proceeds of the Offering of approximately $564.5 million and approximately $33.9 million of available cash reserves to repay $253.1 million of fixed rate debt and $345.3 million of variable rate debt. An additional $12.9 million was incurred for prepayment penalties. The Company used the $180 million of proceeds received from the Private Debt Offering to repay a portion of the $600 million Credit Facility. The balance on the $600 million Credit Facility at September 30, 1997 was approximately $211.1 million. The total debt outstanding as of September 30, 1997, excluding the discount on mortgage debt (net of accumulated amortization of approximately $1.3 million) of approximately $19 million recorded in connection with the Offering and Consolidation, will mature as follows:

                                                   IN THOUSANDS
                                                   ------------
1997.............................................   $    3,319
1998.............................................       45,218
1999.............................................      168,085
2000.............................................      357,605
2001.............................................      192,074
2002.............................................       60,333
Thereafter.......................................      908,859
                                                    ----------
          Total..................................   $1,735,493
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

         EQUITY OFFICE PROPERTIES TRUST AND EQUITY OFFICE PREDECESSORS

                        PART I -- FINANCIAL INFORMATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     Lines of Credit: ZML Fund IV entered into an acquisition/term loan facility in September, 1996 which was amended in April 1997 (the "$475 million Line"). On July 15, 1997, the Company obtained a $600 million Credit Facility which is used for acquisitions and general corporate purposes. Amounts were drawn on the $600 million Credit Facility to repay the outstanding balance on the $475 million Line which was terminated when the $600 million Credit Facility was obtained. The $600 million Credit Facility matures on July 15, 2000. The Company paid a commitment fee on the $600 million Credit Facility at closing of approximately $645,000. In addition, until the Company receives a long term debt rating of BBB- or Baa3 or higher by two rating agencies, an unused commitment fee is payable quarterly in arrears based upon the unused amount of the $600 million Credit Facility as follows: .15% per annum if the unused amount is between 0 to 33%; .20% per annum if the unused amount is more than 33% but less than 66%;
 .25% per annum if the unused amount is more than 66%. The $600 million Credit Facility carries an interest rate equal to LIBOR plus 110 basis points. Once the Company receives the rating as described above, a competitive bid option will become available for up to $250 million of the facility amount, the interest rate spread will be reduced on a sliding scale based upon the Company's senior unsecured debt rating and the unused commitment fee will be replaced by a facility fee of .20% per annum. The Company is negotiating an amendment to the $600 million Credit Facility to reduce the interest rate to LIBOR plus 100 basis points. There can be no assurance that the amendment will be consummated. As of November 14, 1997 the outstanding balance on the $600 million Credit Facility has been repaid with proceeds received from the $180 million Private Debt Offering and the $1.5 billion Facility.

     Term Loan Facility: In October 1997 the Company obtained a $1.5 billion unsecured credit facility (the "Facility"). The Facility is available for the acquisition of properties and general corporate purposes. The Facility carries an interest rate equal to LIBOR plus 100 basis points and may be increased or decreased upon receipt of an investment grade unsecured debt rating. The Facility matures on July 1, 1998, and may be extended to October 1, 1998. The Company paid an underwriting fee on the Facility at closing of approximately $4,875,000. In addition, an unused commitment fee is payable quarterly in arrears based upon the unused amount of the Facility as follows: .15% per annum if unused amount is between 0 to 33%; .20% per annum if unused amount is more than 33% but less than 66%; .25% per annum if unused amount is greater than 66%. In October, 1997, the Company used approximately $236 million of proceeds from the Facility to repay the majority of the variable rate property mortgage indebtedness outstanding as of September 30, 1997. The Company repaid $150 million on the Facility with proceeds from the $200 million private placement of Common Shares in October, 1997. Under the terms of the facility agreement, any amounts repaid cannot be drawn. In addition, amounts were drawn from the Facility for property acquisitions and general corporate purposes. As of November 14, 1997, the outstanding balance on the $1.5 billion Credit Facility was approximately $1.044 billion. The amount available to draw under the Facility is approximately $306 million as of November 14, 1997.

     Unsecured Notes: In September, 1997, the Company completed the $180 million Private Debt Offering with an unaffiliated party. The terms of the $180 million Private Debt Offering consist of four tranches with maturities from seven to ten years which were priced at an interest rate spread over the corresponding U.S. Treasury rate. The Company used the proceeds of the $180 million Private Debt Offering to repay a portion of the $600 million Credit Facility. In addition, the Company terminated $150 million of the $700 million of hedge agreements at a cost of approximately $3.9 million for the $180 million Private Debt Offering. This

         EQUITY OFFICE PROPERTIES TRUST AND EQUITY OFFICE PREDECESSORS

                        PART I -- FINANCIAL INFORMATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS amount will be amortized to interest expense over the respective terms of each tranche. A summary of the terms of the $180 million Private Debt Offering are as follows:

                                                                STATED   EFFECTIVE
                    TRANCHE                         AMOUNT       RATE     RATE(A)
-----------------------------------------------  ------------   ------   ---------
 7 Year Senior Notes due 2004..................  $ 30,000,000   7.24%      7.24%
 8 Year Senior Notes due 2005..................    50,000,000   7.36%      7.67%
 9 Year Senior Notes due 2006..................    50,000,000   7.44%      7.73%
10 Year Senior Notes due 2007..................    50,000,000   7.42%      7.69%
                                                 ------------
                                                 $180,000,000
                                                 ============

(A) Includes the cost of the terminated interest rate protection agreements.

     It is currently anticipated that the Company will issue Preferred Shares and/or senior unsecured notes (the "Expected Offering") in early 1998 subject to market conditions. Proceeds from the Expected Offering will be used to repay a portion of the Facility. There can be no assurance that the Expected Offering will be consummated.

     Interest Rate Protection Agreements: In order to limit the market risk associated with variable rate debt, the Company entered into several interest rate protection agreements. These agreements effectively convert floating rate debt to a fixed rate basis, as well as hedge anticipated financing transactions. Net amounts paid or received under these agreements are recognized as an adjustment to interest expense when such amounts are incurred or earned. Settlement amounts paid or received under these agreements are deferred and amortized over the term of the related financing transaction on the straight-line method which approximates the effective yield method. A summary of the various interest rate hedge agreements is as follows: (1) On June 4, 1997, the Company entered into interest rate protection agreements for $700 million of indebtedness. As a result of this arrangement, the Company has essentially "locked into" U.S. Treasury rates in effect as of June 4, 1997, for $700 million in indebtedness. In August, 1997, the Company terminated $150 million of the $700 million of hedge agreements at a cost of $3.9 million. The terminated agreements pertained to the $180 million Private Debt Offering. The portion of the $180 million Private Debt Offering protected by these agreements consisted of three tranches with maturities of eight, nine and ten years, respectively. The cost of the terminated hedge agreements will be amortized to interest expense over the respective terms of each tranche. (2) On October 6, 1997, the Company entered into an additional $450 million of interest rate protection agreements based on the U.S. Treasury rates in effect as of that date. The Company intends to terminate these agreements and the remaining $550 million hedge agreements described above at such time as it incurs fixed rate indebtedness. Upon the occurrence of such termination, the Company will either owe money or be entitled to receive money depending on whether U.S. Treasury rates have increased (resulting in a payment to the Company) or decreased (resulting in a payment obligation of the Company) subsequent to the date of the hedge. The counterparties to these arrangements are major U.S. financial institutions. (3) Equity Office Predecessors entered into an interest rate swap agreement in October, 1995 which effectively fixed the interest rate on a $93.6 million mortgage loan at 6.94% through the maturity of the loan on June 30, 2000.

     The $600 million Credit Facility, the $180 million Private Debt Offering, the Facility and any notes issued in the Expected Offering are expected to contain certain customary restrictions and requirements such as total debt to assets ratios, secured debt to total assets ratios, debt service coverage ratios, minimum ratios of unencumbered assets to unsecured debt, and other limitations.

         EQUITY OFFICE PROPERTIES TRUST AND EQUITY OFFICE PREDECESSORS

                        PART I -- FINANCIAL INFORMATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
ISSUANCE OF COMMON SHARES AND UNITS SUBSEQUENT TO THE OFFERING:

     During the period July 11, 1997 through November 14, 1997, 5,833,682 Units and 3,018,367 Common Shares were issued to the sellers of certain Properties acquired during this period. An additional 121,424 Common Shares were issued as restricted share awards to officers and to trustees as compensation. Also, the Company completed the private placement of Common Shares with an unaffiliated party, issuing 6,666,667 Common Shares at $30 per share. A portion of these funds were used to repay a portion of the $1.5 billion Credit Facility.

CASH FLOWS

  Nine Months ended September 30, 1997 and 1996

     For discussion purposes, the cash flows for the nine months ended September 30, 1997 combine the cash flows of the Equity Office Predecessors for the period January 1, 1997 to July 10, 1997 and the cash flows of the Company for the period July 11, 1997 to September 30, 1997. The cash flows for the nine months ended September 30, 1996 represent solely the cash flows of Equity Office Predecessors. Consequently, the comparison of the periods provides only limited information regarding the cash flows of the Company.

     Cash and cash equivalents decreased by approximately $277.8 million, to approximately $132.6 million at September 30, 1997, compared to $410.4 million at December 31, 1996. This decrease was the result of $155.6 million of cash generated by operations, $404.4 million generated from financing activities reduced by $656.7 million invested in new acquisitions, capital and tenant improvements, and payment of leasing commissions. Net cash provided by operating activities increased by $65.9 million from $89.7 million to $155.6 million primarily due to the additional cash flow generated by the increase in the number of Properties owned. Net cash used for investing activities increased by $67.4 million from $589.3 million to $656.7 million mainly due to an increase in the amount of real estate assets purchased during the nine months ended September 30, 1997 compared to the nine months ended September 30, 1996. Net cash provided by financing activities decreased by $125.9 million from $530.3 million to $404.4 million due to an increase in principal payments on mortgage notes (including the repayments of debt with proceeds received from the Offering) and the $600 million Credit Facility, and a decrease in proceeds from mortgage notes offset in part by a decrease in capital distributions and an increase in proceeds from the $600 million Credit Facility and unsecured notes.

CAPITAL IMPROVEMENTS

     The Company has a history of acquiring and repositioning undercapitalized and poorly managed properties, many of which have required significant capital improvements due to deferred maintenance and/or required substantial renovation to enable them to compete effectively. A number of the Company's properties also have had significant amounts of shell space requiring build out at the time of acquisition. The Company takes these capital improvements and revenue enhancing tenant improvements into consideration at the time of acquisition in determining the amount of equity and debt financing required to purchase the Property and fund the improvements. Therefore, capital improvements up to the first five years after acquisition of these Properties are treated separately from typical recurring capital expenditures, non-revenue enhancing tenant improvements and leasing commissions required once these Properties have reached stabilized occupancy, and deferred maintenance and renovations planned at the time of acquisition have been completed. Capital improvements (including tenant improvements and leasing commissions for shell space) for the nine months ended September 30, 1997, was approximately $57 million or $1.71 per square foot. These amounts include approximately $27.8 million for the nine months ended September 30, 1997, for the redevelopment of the 28 State Street Building.

         EQUITY OFFICE PROPERTIES TRUST AND EQUITY OFFICE PREDECESSORS

                        PART I -- FINANCIAL INFORMATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     The Company considers capital expenditures to be recurring expenditures relating to the on-going maintenance of the Office Properties. The table below summarizes capital expenditures for the nine months ended September 30, 1997. The capital expenditures set forth below are not necessarily indicative of future capital expenditures.

                                                             1997
                                                           (THROUGH
                                                         SEPTEMBER 30)
                                                         -------------
Number of Office Properties............................         93
Rentable Square Feet (in millions).....................       33.4
Annual Capital Expenditures per square foot............      $ .07

TENANT IMPROVEMENTS AND LEASING COMMISSION COSTS

     The Company distinguishes its tenant improvements and leasing commissions between those that are revenue enhancing (which are required for space which is vacant at the time of acquisition or that has been vacant for nine months or more) and non-revenue enhancing (which are required to maintain the revenue being generated from currently leased space). The table below summarizes the revenue enhancing and non-revenue enhancing tenant improvements and leasing commissions for the nine months ended September 30, 1997. The tenant improvement and leasing commission costs set forth below are presented on an aggregate basis and do not reflect significant regional variations and, in any event, are not necessarily indicative of future tenant improvement and leasing commission costs:

                                                              FOR THE NINE
                                                              MONTHS ENDED
                                                              SEPTEMBER 30,
                                                                  1997
                                                              -------------
Number of Office Properties.................................          93
Rentable square feet (in millions) (as of September 30,
  1997).....................................................        33.4
Revenue enhancing tenant improvements and leasing
  commissions:
  Amounts (in thousands)....................................     $ 6,930
  Per square foot improved..................................     $ 15.90(1)
  Per total square foot.....................................     $   .28(1)(2)
Non-revenue enhancing tenant improvements and leasing
  commissions:
  Renewal space
  Amounts (in thousands)....................................     $ 7,553
     Per square foot improved...............................     $  6.02(1)
     Per total square foot..................................     $   .31(1)(2)
  Retenanted space
  Amounts (in thousands)....................................     $10,689
     Per square foot improved...............................     $ 13.93(1)
     Per total square foot..................................     $   .43(1)(2)
                                                                 -------
Total non-revenue enhancing (in thousands)..................     $18,242
Per square foot improved....................................     $  9.02(1)
Per total square foot.......................................     $   .74(1)(2)

---------------

     (1) The per square foot calculations as of September 30, 1997 are calculated taking the total dollars anticipated to be expended on tenant improvements in process as of September 30, 1997 divided by the total square-footage being improved or total building square footage, respectively. The actual amounts expended as

         EQUITY OFFICE PROPERTIES TRUST AND EQUITY OFFICE PREDECESSORS

                        PART I -- FINANCIAL INFORMATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

of September 30, 1997 for revenue enhancing and non-revenue enhancing renewal and released space were $8.7 million, $7.5 million and $21.5 million, respectively.

     (2) The amounts shown have been annualized to reflect a full year of comparable operation. The actual costs per total square foot as of September 30, 1997 for revenue enhancing and non-revenue enhancing renewal and released space were $.21, $.23 and $.32, respectively.

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

         EQUITY OFFICE PROPERTIES TRUST AND EQUITY OFFICE PREDECESSORS

                        PART I -- FINANCIAL INFORMATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     The following table reflects the calculation of the Company's and Equity Office Predecessors' Funds from Operations for the three and nine month periods ended September 30, 1997 and 1996:

                                                                 THREE MONTHS ENDED SEPTEMBER 30
                                                          ---------------------------------------------
                                                                          EQUITY OFFICE
                                                                           PROPERTIES
                                                          EQUITY OFFICE     TRUST AND
                                                           PROPERTIES     PREDECESSORS    EQUITY OFFICE
                                                          TRUST FOR THE     COMBINED      PREDECESSORS
                                                           PERIOD FROM       FOR THE      FOR THE THREE
                                                          JULY 11, 1997   THREE MONTHS       MONTHS
                                                               TO             ENDED           ENDED
                                                          SEPTEMBER 30,   SEPTEMBER 30,   SEPTEMBER 30,
                                                              1997            1997            1996
                                                          -------------   -------------   -------------
                                                                         (IN THOUSANDS)
Income before income from investment in unconsolidated
  joint ventures, gain on sale of real estate,
  extraordinary items and minority interest.............    $ 45,874        $ 45,736         $ 11,015
Add back (deduct):
  (Income) allocated to minority interests..............        (279)           (312)            (468)
Income from investment in unconsolidated joint
  ventures..............................................       1,426           1,383              477
  Depreciation and amortization (real estate related)...      21,860          26,715           23,451
     Amortization of loan discount......................       1,267           1,267               --
                                                            --------        --------         --------
Funds from Operations before effect of adjusting
  straight-line rental revenue and expense included in
  Funds from Operations to a cash basis(1)..............      70,148          74,789           34,475
                                                            --------        --------         --------
     Deferred rental revenue............................      (8,659)         (8,705)          (5,173)
     Deferred rental expense............................         549             549               --
                                                            --------        --------         --------
Funds from Operations excluding straight-line rental
  revenue and expense adjustments.......................    $ 62,038        $ 66,633         $ 29,302
                                                            ========        ========         ========
Operating Partnership Funds from Operations.............    $ 70,148        $ 74,789              n/a
Company's share of Operating Partnership................         92%             92%              n/a
                                                            --------        --------         --------
Company's share of Funds from Operations................    $ 64,824        $ 69,141              n/a
                                                            ========        ========         ========
Weighted average Common Shares outstanding(2)...........     151,691         151,690              n/a
Weighted average Units outstanding......................     164,147         164,082(3)           n/a
Cash Flow Provided By (Used For):
  Operating Activities..................................    $ 59,665              --               --
  Investing Activities..................................     (85,634)             --               --
  Financing Activities..................................     158,593              --               --

         EQUITY OFFICE PROPERTIES TRUST AND EQUITY OFFICE PREDECESSORS

                        PART I -- FINANCIAL INFORMATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                                                    NINE MONTHS ENDED
                                                                      SEPTEMBER 30
                                                              -----------------------------
                                                              EQUITY OFFICE
                                                               PROPERTIES
                                                                TRUST AND     EQUITY OFFICE
                                                              PREDECESSORS    PREDECESSORS
                                                              COMBINED FOR    FOR THE NINE
                                                                THE NINE         MONTHS
                                                              MONTHS ENDED        ENDED
                                                              SEPTEMBER 30,   SEPTEMBER 30,
                                                                  1997            1996
                                                              -------------   -------------
                                                                     (IN THOUSANDS)
Income before income from investment in unconsolidated joint ventures, gain on sale of real estate, extraordinary items
  and minority interest.....................................    $  93,977       $  38,392
Add back (deduct):
  (Income) allocated to minority interests..................       (1,191)         (2,166)
  Income from investment in unconsolidated joint ventures...        3,408           1,554
  Depreciation and amortization (real estate related).......       85,709          66,018
  Amortization of loan discount.............................        1,267              --
                                                                ---------       ---------
Funds from Operations before effect of adjusting
  straight-line rental revenue and expense included in Funds
  from Operations to a cash basis(1)........................      183,170         103,798
                                                                ---------       ---------
  Deferred rental revenue...................................      (16,395)        (13,140)
  Deferred rental expense...................................        1,647              --
                                                                ---------       ---------
Funds from Operations excluding straight-line rental revenue
  and expense adjustments...................................    $ 168,422       $  90,658
                                                                =========       =========
Operating Partnership Funds from Operations.................    $ 183,170       $ 103,798
Company's share of Operating Partnership....................          n/a             n/a
                                                                ---------       ---------
Company's share of Funds from Operations....................          n/a             n/a
                                                                =========       =========
Weighted average Common Shares outstanding(2)...............          n/a             n/a
Weighted average Units outstanding..........................          n/a             n/a
Cash Flow Provided By (Used For):
  Operating Activities......................................    $ 155,625       $  89,685
  Investing Activities......................................     (656,702)       (589,340)
  Financing Activities......................................      404,444         530,280

---------------

     1) The White Paper on Funds from Operations approved by the Board of Governors of NAREIT in March 1995 defines Funds from Operations as net income
(loss) (computed in accordance with GAAP), excluding gains (or losses) from debt restructuring and sales of properties, plus real estate related depreciation and amortization and after adjustments for unconsolidated partnerships and joint ventures. The Company believes that Funds from Operations is helpful to investors as a measure of the performance of an equity REIT because, along with cash flow from operating activities, financing activities and investing activities, it provides investors with an indication of the ability of the Company to incur and service debt, to make capital expenditures and to fund other cash needs. The Company computes Funds from Operations in accordance with standards established by NAREIT which may not be comparable to Funds from Operations reported by other REITs that do not define the term in accordance with the current NAREIT definition or that interpret the current NAREIT definition differently than the Company. Funds from Operations does not represent cash generated from operating activities in accordance with GAAP and should not be considered as an alternative to net income (determined in accordance with GAAP) as an indication of the Company's financial performance or to cash flow from operating activities (determined in accordance with GAAP) as a measure of

         EQUITY OFFICE PROPERTIES TRUST AND EQUITY OFFICE PREDECESSORS

                        PART I -- FINANCIAL INFORMATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS the Company's liquidity, nor or is it indicative of funds available to fund the Company's cash needs, including its ability to make cash distributions.

     2) Represents the Common Shares/Units outstanding, assuming all outstanding Units are redeemed for Common Shares and excluding 502,740 Common Shares held by the Operating Partnership, which are eliminated in consolidation.

     3) Weighted Average Common Shares and Units for Equity Office Properties Trust and Equity Office Predecessors combined results for the three months ended September 30, 1997 are calculated as if the Offering had occurred on July 1, 1997.

                         EQUITY OFFICE PROPERTIES TRUST

                          PART II -- OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     The discussion in Note 15 of "Notes to Consolidated and Combined Financial Statements" is incorporated herein by reference.

ITEM 6. EXHIBITS AND REPORTS OF FORM 8-K

     a. Exhibits:

        (1) Financial Data Schedule

     b. Reports of Form 8-K: (1) A report on Form 8-K, dated August 6, 1997 containing Item 5 and Item 7.

        (2) A report of Form 8-K, dated September 15, 1997 containing Item 5 and
Item 7.

        (3) A report of Form 8-K, dated October 16, 1997 containing Item 2, Item 5 and Item 7.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          EQUITY OFFICE PROPERTIES TRUST

Date: November 14, 1997                   By:    /s/ STANLEY M. STEVENS
                                            ------------------------------------
                                                     Stanley M. Stevens
                                              Executive Vice President, Chief
                                                            Legal
                                                   Counsel and Secretary

Date: November 14, 1997                   By:    /s/ RICHARD D. KINCAID
                                            ------------------------------------
                                                     Richard D. Kincaid
                                                 Executive Vice President,
                                                  Chief Financial Officer