Form 10-K
period 1997-12-31
EQUITY OFFICE PROPERTIES TRUST
filed 1998-03-31
CIK 1038339

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
                  For the fiscal year ended DECEMBER 31, 1997

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
     EXCHANGE ACT OF 1934
               For the transition period from _______ to _______

                         Commission File Number: 1-13115

                         EQUITY OFFICE PROPERTIES TRUST
             (Exact name of registrant as specified in its charter)



                           MARYLAND                                             36-4151656
(State or other jurisdiction of incorporation or organization)     (I.R.S. Employer Identification No.)
                  TWO NORTH RIVERSIDE PLAZA,                                       60606
                SUITE 2200, CHICAGO, ILLINOIS                                   (Zip Code)
           (Address of principal executive offices)

                                 (312) 466-3300
              (Registrant's telephone number, including area code)

           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:


                 Title of each class                        Name of each exchange on which registered
        Common Shares of Beneficial Interest,                        New York Stock Exchange
     $.01 par value per share ("Common Shares")

   8.98% Series A Cumulative Redeemable Preferred                    New York Stock Exchange
           Shares of Beneficial Interest,
              $.01 par value per share

           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                                     (None)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (of for such shorter period that the registrant was required to file such report), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of the Common Shares held by non-affiliates of the registrant as of March 25, 1998 was $7,544,940,330.

     On March 25, 1998, 250,346,176 of the registrant's Common Shares were outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the registrant's annual report to shareholders for the year ended December 31, 1997 are incorporated by reference into Part II. Portions of the registrant's proxy statement for the annual shareholders' meeting to be held in 1998 are incorporated by reference into Part III.

                         EQUITY OFFICE PROPERTIES TRUST

                                TABLE OF CONTENTS

PART I.                                                                                            PAGE

               Item 1.   Business                                                                    1
               Item 2.   Properties                                                                 29
               Item 3.   Legal Proceedings                                                          52
               Item 4.   Submission of Matters to a Vote of Security Holders                        52

PART II.
               Item 5.   Market for the Registrant's Common Equity and Related Shareholder
                         Matters                                                                    52
               Item 6.   Selected Financial Data                                                    54
               Item 7.   Management's Discussion and Analysis of Financial Condition and
                         Results of Operations                                                      54
               Item 7A.  Quantitative and Qualitative Disclosure About Market Risk                  54
               Item 8.   Financial Statements and Supplementary Data                                54
               Item 9.   Changes in and Disagreements with Accountants on Accounting and
                         Financial Disclosure                                                       54

PART III.
               Item 10.  Trustees and Executive Officers of the Registrant                          54
               Item 11.  Executive Compensation                                                     54
               Item 12.  Security Ownership of Certain Beneficial Owners and Management             55
               Item 13.  Certain Relationships and Related Transactions                             55

PART IV.
               Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K           55

                                     PART I


ITEM 1.  BUSINESS
                                   THE COMPANY

     Equity Office Properties Trust (the "Company") was formed in 1996 as a Maryland real estate investment trust and commenced operations effective with the completion of its initial public offering (the "IPO") of 28,750,000 common shares of beneficial interest, $.01 par value per share (the "Common Shares"), on July 11, 1997. The Company, together with EOP Operating Limited Partnership, a Delaware limited partnership (the "Operating Partnership"), was formed to continue and expand the national office property business organized by Mr. Samuel Zell, Chairman of the Board of Trustees of the Company. The Company, a self-administered and self-managed real estate investment trust ("REIT"), is the managing general partner of the Operating Partnership. As of December 31, 1997, the Company owned, directly or indirectly, 89.5% of the outstanding partnership interests in the Operating Partnership. The Company owns all of its assets and conducts substantially all of its business through the Operating Partnership and its subsidiaries. The term "Company" includes, unless the context otherwise requires, Equity Office Properties Trust, the Operating Partnership and their subsidiaries, and the predecessors thereof. The term "Trust" means Equity
Office Properties Trust alone.

     As of December 31, 1997, the Company owned or had an interest in 258 office properties containing approximately 65.3 million rentable square feet of office space (the "Office Properties") and owned or had an interest in 17 stand-alone parking facilities containing approximately 16,749 parking spaces (the "Parking Facilities" and, together with the Office Properties, the "Properties"). To facilitate maintenance of the Company's qualification as a REIT for federal income tax purposes, management of properties that are not wholly owned by the Company and its subsidiaries is generally conducted through Equity Office Properties Management Corp., a Delaware corporation ("EOP Management Company"), and Beacon Property Management Corporation, a Delaware corporation ("Beacon Management Company").

     The Company's executive offices are located at Two North Riverside Plaza, Suite 2200, Chicago, Illinois 60606, and its telephone number is (312) 466-3300.

                              ACQUISITION ACTIVITY

     During the period from 1987 through 1997, the Company invested approximately $10 billion, averaging $2.7 billion annually (calculated on a cost basis) for the three years ended December 31, 1997, in acquisitions of institutional quality office properties throughout the United States. During the period from the Company's IPO in July 1997 through December 1997, the Company completed a number of new acquisitions:

     BEACON MERGER. On December 19, 1997, the Company, the Operating Partnership, Beacon Properties Corporation, a Maryland corporation ("Beacon"), and Beacon Properties, L.P., a Delaware limited partnership of which Beacon was the sole general partner ("Beacon Partnership"), consummated the transactions contemplated by the Agreement and Plan of Merger dated September 15, 1997, as amended, among the Company, the Operating Partnership, Beacon and Beacon Partnership (the "Merger Agreement"). Pursuant to the Merger Agreement, Beacon merged with and into the Company and Beacon Partnership merged with and into the Operating Partnership (the "Beacon Merger"). The acquisition cost of the Beacon Merger was approximately $4.3 billion.

     In the Beacon Merger, (i) the Company issued 80,596,117 Common Shares in exchange for all of the outstanding shares of common stock, $0.01 par value per share, of Beacon ("Beacon Common Shares"), (ii) the Company issued 8,000,000 8.98% Series A Cumulative Redeemable Preferred Shares, liquidation preference $25.00 per share, of the Company ("Series A Preferred Shares") in exchange for all of the outstanding shares of 8.98% Series A Cumulative Redeemable Preferred Stock, liquidation preference $25.00 per share, of Beacon ("Beacon Preferred Shares"), (iii) the Operating Partnership issued 8,570,886 common units of limited partnership interest ("Units") of the Operating Partnership in exchange for the outstanding common partnership units of Beacon Partnership exclusive of those held by Beacon, and (iv) the Operating Partnership issued to the Company 80,596,117 Units in exchange for the outstanding common units of Beacon Partnership held by Beacon when it merged into the Company and 8,000,000 Series A Cumulative Redeemable Preferred Units ("Series A Preferred Units") in exchange for the corresponding preferred units of Beacon Partnership held by Beacon when it merged with the Company. In addition, the Company assumed the obligation to issue 4,732,822 Common Shares, of which 3,829,739 had been issued as of December 31, 1997, upon the exercise of certain outstanding Beacon employee stock options. The $4.3 billion acquisition cost is comprised of the following: (i) based on a share price of $31.30, the Common Shares, including the Common Shares issued for stock options, and Units were valued at approximately $2.853 billion (which is net of a reduction for cash of $86 million received or to be received upon exercise of options); (ii) the issuance of 8,000,000 Series A Preferred Shares valued at their liquidation value of $200 million; (iii) the assumption of approximately $627 million of secured debt and $533 million of unsecured debt; (iv) transaction costs of approximately $85 million; and (v) net of the receipt of approximately $8 million of net assets.

     As a result of the Beacon Merger, the Company acquired interests in 130 Office Properties (the "Beacon Properties") containing approximately 20.9 million rentable square feet of office space. The Beacon Properties are located in 22 submarkets in six markets: Boston, Atlanta, Chicago, Los Angeles, San Jose and Washington, D.C.

     WRIGHT RUNSTAD ACQUISITION. On December 17, 1997, the Company acquired ten Office Properties, containing an aggregate of approximately 3.34 million square feet, located in Seattle, Washington, Portland, Oregon and Anchorage, Alaska, from Wright Runstad Holdings L.P., Wright Runstad Asset Management L.P. and Mellon Bank, N.A., as Trustee for First Plaza Group Trust ("First Plaza") (the "Wright Runstad Acquisition"). The purchase price was approximately $640 million. The total consideration included the assumption of approximately $240 million of existing debt, $208.9 million in cash and $176.1 million in Units valued at $29.11 per Unit, $100 million of which were exchanged by the sellers for restricted Common Shares. The sellers also received five-year warrants (valued at approximately $15 million) to purchase an additional five million restricted Common Shares at an exercise price of $39.375 per share. In addition EOP Office Company, a Delaware corporation, acquired a 30% noncontrolling interest in Wright Runstad Asset Limited Partnership ("WRALP") for $16 million in cash and $4 million in Units valued at $29.11 per unit and agreed to provide up to $20 million in additional financing or credit support for future development activities at WRALP.

     OTHER ACQUISITIONS. In addition to the Beacon Merger and the Wright Runstad Acquisition, during the period from the IPO through December 31, 1997, the Company completed nine other acquisition transactions in which it acquired 27 Office Properties, containing an aggregate of approximately 8.8 million square feet, located in New Orleans, Houston, Dallas, Philadelphia, Los Angeles, Chicago, Washington, D.C. and Fairfax and Alexandria, Virginia (the "Other Acquisitions"). The Company also acquired three Parking Facilities, containing approximately 2,141 parking spaces in Chicago, New Orleans and Pittsburgh. The aggregate consideration paid by the Company in these acquisitions was approximately $1.47 billion, comprised of $1.26 billion in cash, $163 million in Units and $48 million in assumed liabilities.

                         BUSINESS AND GROWTH STRATEGIES

     The Company's primary business objective is to achieve sustainable long-term growth in cash flow and portfolio value. The Company intends to achieve this objective by owning and operating institutional quality office buildings and providing a superior level of service to tenants in central business districts ("CBDs") and suburban markets across the United States. The Company intends to supplement this strategy by owning parking facilities.

     INTERNAL GROWTH. Management believes that the Company's future internal growth will come from (i) lease up of vacant space, (ii) tenant roll-over at increased rents where market conditions permit, (iii) repositioning of certain Properties which have not yet achieved stabilization, and (iv) increasing economies of scale.

     As of December 31, 1997, 3.9 million rentable square feet of Office Property space was vacant. Of this amount, 735,700 square feet was leased at an average rent of $26.62 per square foot, with occupancy to commence in whole or in part during 1998. The Company's average operating expenses for the total vacant space were $9.37 per square foot as of December 31, 1997.

     During the period from December 31, 1997 through December 31, 2002, 4,673 leases for 36.5 million rentable square feet of space are scheduled to expire. As of December 31, 1997, the average rent for this space was $21.77 per square foot and the weighted average operating expenses were $8.80 per square foot. The actual rental rates at which available space will be relet will depend on prevailing market factors at the time.

     The Company owns undeveloped land on 23 sites on which approximately 8.1 million square feet of office space could be developed. The Company's policy is to develop land only if significant pre-leasing can be arranged or if such development is necessary to protect the Company's investment in existing Properties. The Company currently does not anticipate significant development activities on this land.

     EXTERNAL GROWTH. The Company is pursuing, and expects to continue to actively pursue, acquisitions of additional office properties and parking facilities. Properties may be acquired separately or as part of a portfolio, and may be acquired for cash and/or in exchange for equity or debt securities of the Company or the Operating Partnership, and such acquisitions may be customary real estate transactions and/or mergers or other business combinations.

     PARKING FACILITIES. The Company intends to focus its acquisition efforts for parking facilities solely on municipal or private parking facilities that have limited competition, no (or minimal) rental rate restrictions and/or a superior location proximate to or affiliated with airports, CBDs, entertainment projects or healthcare facilities.

                                    EMPLOYEES

     As of December 31, 1997, the Company had approximately 1,456 employees providing in-house expertise in property management, leasing, finance, tax, acquisition, development, disposition, marketing, accounting, information systems and real estate law. The five most senior executives have an average tenure of 11 years with the Company or its affiliates and an average of 23 years experience in the real estate industry.

                                  RISK FACTORS

         Set forth below are the risks that we believe are material to investors who purchase or own the Trust's common or preferred shares of beneficial interest (which we refer to as "Shares") or Units of limited partnership interest of the Operating Partnership, which are redeemable on a one-for-one basis for Common Shares or their cash equivalent. We refer to the Shares and the Units together as our "securities," and the investors who own Shares and/or Units as our "securityholders."

THERE CAN BE NO ASSURANCE THAT WE WILL EFFECTIVELY MANAGE OUR RAPID GROWTH AND EXPANSION INTO NEW MARKETS

         We are currently growing rapidly. As of December 31, 1997, we owned interests in 258 Office Properties containing 65.3 million square feet. We also owned interests in 17 Parking Facilities containing approximately 16,749 parking spaces. Our office portfolio grew by 102% (on a square footage basis) and our parking portfolio grew by 13% (based on the number of parking spaces) from the time of our IPO in July 1997 through the end of the year. Additionally, the Beacon Merger, which closed in December 1997, substantially expanded our operations in Boston and extended our operations to San Jose. The Wright Runstad acquisition, which also closed in December 1997, extended our operations to Seattle, Washington, Portland, Oregon and Anchorage, Alaska. Other recent acquisitions extended our operations to downtown New Orleans, suburban Philadelphia, Minneapolis and Pittsburgh. We plan to continue this rapid growth for the foreseeable future. We plan on managing this growth by applying our experience to new markets and properties and expect to be successful in that effort. If we do not effectively manage our rapid growth, however, we may not be able to make expected distributions to our securityholders.

OUR PERFORMANCE AND SHARE VALUE ARE SUBJECT TO RISKS ASSOCIATED WITH THE REAL ESTATE INDUSTRY

         GENERAL. If our assets do not generate income sufficient to pay our expenses, service our debt and maintain our properties, we may not be able to make expected distributions to our securityholders. Several factors may adversely affect the economic performance and value of our properties. These factors include changes in the national, regional and local economic climate, local conditions such as an oversupply of office properties or a reduction in demand for office properties, the attractiveness of our properties to tenants, competition from other available office properties, changes in market rental rates and the need to periodically repair, renovate and relet space. Our performance also depends on our ability to collect rent from tenants and to pay for adequate maintenance, insurance and other operating costs (including real estate taxes), which could increase over time. Also, the expenses of owning and operating a property are not necessarily reduced when circumstances such as market factors and competition cause a reduction in income from the property. If a property is mortgaged and we are unable to meet the mortgage payments, the lender could foreclose on the mortgage and take the property. In addition, interest rate levels, the availability of financing, changes in laws and governmental regulations (including those governing usage, zoning and taxes) and the possibility of bankruptcies of tenants may adversely affect our financial condition.

         WE MAY BE UNABLE TO RENEW LEASES OR RELET SPACE AS LEASES EXPIRE. When our tenants decide not to renew their leases upon their expiration, we may not be able to relet the space. Even if the tenants do renew or we can relet the space, the terms of renewal or reletting (including the cost of required renovations) may be less favorable than current lease terms. Over the next five years (through the end of 2002), leases will expire on a total of 56% of the rentable square feet at our current properties. If we are unable to promptly renew the leases or relet this space, or if the rental rates upon such renewal or reletting are significantly lower than expected rates, then our results of operations and financial condition will be adversely affected. Consequently, our cash flow and ability to service debt and make distributions to securityholders would be adversely affected.

         NEW ACQUISITIONS MAY FAIL TO PERFORM AS EXPECTED AND COMPETITION FOR ACQUISITIONS MAY RESULT IN INCREASED PRICES FOR PROPERTIES. We intend to continue to actively acquire office and parking properties. Newly acquired properties may fail to perform as expected. We may underestimate the costs necessary to bring an acquired property up to standards established for its intended market position. Additionally, we expect other major real estate investors with significant capital will compete with us for attractive investment opportunities. These competitors include publicly traded REITs, private REITs, investment banking firms and private institutional investment funds. This competition has increased prices for office properties. We expect to acquire properties with cash from secured or unsecured financings and proceeds from offerings of equity or debt. We may not be in a position or have the opportunity in the future to make suitable property acquisitions on favorable terms. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."

         BECAUSE REAL ESTATE INVESTMENTS ARE ILLIQUID, WE MAY NOT BE ABLE TO SELL PROPERTIES WHEN APPROPRIATE. Real estate investments generally cannot be sold quickly. We may not be able to vary our portfolio promptly in response to economic or other conditions. This inability to respond promptly to changes in the performance of our investments could adversely affect our financial condition and ability to service debt and make distributions to our securityholders.

         SOME POTENTIAL LOSSES ARE NOT COVERED BY INSURANCE. We carry comprehensive liability, fire, extended coverage and rental loss insurance on all of our properties. We believe the policy specifications and insured limits of these policies are adequate and appropriate. There are, however, certain types of losses, such as lease and other contract claims, that generally are not insured. Should an uninsured loss or a loss in excess of insured limits occur, we could lose all or a portion of the capital we have invested in a property, as well as the anticipated future revenue from the property. In such an event, we might nevertheless remain obligated for any mortgage debt or other financial obligations related to the property.

         We carry earthquake insurance on all of our properties, including those located in California. Our earthquake policies are subject to coverage limitations which we believe are commercially reasonable. In light of the California earthquake risk, California building codes since the early 1970s have established construction standards for all new buildings. The current and strictest construction standards were adopted in 1987. Of the 43 properties (as of December 31, 1997) located in California, 12 have been built since January 1, 1988 and we believe they were constructed in full compliance with the applicable standards existing at the time of construction. It is nevertheless a possibility that material losses in excess of insurance proceeds will occur in the future.

DEBT FINANCING, FINANCIAL COVENANTS, DEGREE OF LEVERAGE, AND INCREASES IN INTEREST RATES COULD ADVERSELY AFFECT OUR ECONOMIC PERFORMANCE

         SCHEDULED DEBT PAYMENTS COULD ADVERSELY AFFECT OUR FINANCIAL CONDITION. Our business is subject to risks normally associated with debt financing. Cash flow could be insufficient to pay distributions at expected levels and meet required payments of principal and interest. We may not be able to refinance existing indebtedness (which in virtually all cases requires substantial principal payments at maturity) and, if we can, the terms of such refinancing might not be as favorable as the terms of existing indebtedness. The total principal amount of our outstanding indebtedness was $4.28 billion as of December 31, 1997. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources -- Debt Financing." If principal payments due at maturity cannot be refinanced, extended or paid with proceeds of other capital transactions, such as new equity capital, our cash flow will not be sufficient in all years to repay all maturing debt. If prevailing interest rates or other factors at the time of refinancing (such as the possible reluctance of lenders to make commercial real estate loans) result in higher interest rates, increased interest expense would adversely affect cash flow and our ability to service debt and make distributions to securityholders.

         FINANCIAL COVENANTS COULD ADVERSELY AFFECT OUR FINANCIAL CONDITION. If a property is mortgaged to secure payment of indebtedness and we are unable to meet mortgage payments, the mortgagee could foreclose on the property, resulting in loss of income and asset value. The mortgages on our properties contain customary negative covenants which, among other things, limit our ability, without the prior consent of the lender, to further mortgage the property, to enter into new leases or materially modify existing leases, and to discontinue insurance coverage. In addition, our credit facilities contain certain customary restrictions, requirements and other limitations on our ability to incur indebtedness, including total debt to assets ratios, secured debt to total assets ratios, debt service coverage ratios and minimum ratios of unencumbered assets to unsecured debt. The Indenture under which our senior unsecured indebtedness is issued contains certain financial and operating covenants including, among other things, certain coverage ratios, as well as limitations on our ability to incur secured and unsecured indebtedness, sell all or substantially all of our assets and engage in mergers and consolidations and certain acquisitions. Foreclosure on mortgaged properties or an inability to refinance existing indebtedness would likely have a negative impact on our financial condition and results of operations.

         OUR DEGREE OF LEVERAGE COULD LIMIT OUR ABILITY TO OBTAIN ADDITIONAL FINANCING. Our Debt to Market Capitalization Ratio (total debt as a percentage of total debt plus the market value of the outstanding Common Shares and Units) is approximately 32.2% as of December 31, 1997. We have a policy of incurring indebtedness for borrowed money only through the Operating Partnership and its subsidiaries and only if upon such incurrence our Debt to Market Capitalization Ratio would be approximately 50% or less. The degree of leverage could have important consequences to securityholders, including affecting our ability to obtain additional financing in the future for working capital, capital expenditures, acquisitions, development or other general corporate purposes and making us more vulnerable to a downturn in business or the economy generally.

         RISING INTEREST RATES COULD ADVERSELY AFFECT CASH FLOW. We obtained the $600 Million Credit Facility in July 1997 and the $1.5 Billion Credit Facility in October 1997 and sold the $1.5 Billion Notes and MOPPRS in the February 1998 Notes Offering. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources -- Debt Financing." The $1.5 Billion Notes and MOPPRS have fixed interest rates, but advances under the Credit Facilities bear interest at a variable rate based upon one-month LIBOR. We had, as of December 31, 1997, interest rate hedging agreements for approximately $1.0 billion of our floating rate debt to limit our exposure to rising interest rates, but terminated these agreements when we paid down the credit facilities with the proceeds of the February 1998 Notes Offering. Although hedging agreements enable us to convert floating rate liabilities to fixed rate liabilities, they expose us to the risk that the counterparties to such hedge agreements may not perform, which could increase our exposure to rising interest rates. Generally, however, the counterparties to hedging agreements which would enter into are major financial institutions. We may borrow additional money with variable interest rates in the future, and enter other transactions to limit our exposure to rising interest rates as appropriate and cost effective. Increases in interest rates, or the loss of the benefits of hedging agreements, would increase our interest expenses, which would adversely affect cash flow and our ability to service our debt and make distributions to securityholders.

SHAREHOLDERS' ABILITY TO EFFECT CHANGES IN CONTROL OF THE COMPANY IS LIMITED

         PROVISIONS OF OUR DECLARATION OF TRUST AND BYLAWS COULD INHIBIT CHANGES IN CONTROL. Certain provisions of our Declaration of Trust and Bylaws may delay or prevent a change in control of the Company or other transaction that could provide the shareholders with a premium over the then-prevailing market price of their Shares or which might otherwise be in the best interest of our securityholders. These include a staggered Board of Trustees and the Ownership Limit described below. Also, any future series of Preferred Shares may have certain voting provisions that could delay or prevent a change of control or other transaction that might involve a premium price or otherwise be good for our securityholders.

         WE COULD ADOPT MARYLAND LAW LIMITATIONS ON CHANGES IN CONTROL. Certain provisions of Maryland law applicable to real estate investment trusts prohibit "business combinations" (including certain issuances of equity securities) with any person who beneficially owns ten percent or more of the voting power of outstanding shares, or with an affiliate of the trust who, at any time within the two-year period prior to the date in question, was the beneficial owner of ten percent or more of the voting power of the outstanding voting shares (an "Interested Shareholder"), or with an affiliate of an Interested Shareholder. These prohibitions last for five years after the most recent date on which the Interested Shareholder became an Interested Shareholder. After the five-year period, a business combination with an Interested Shareholder must be approved by two super-majority shareholder votes unless, among other conditions, the trust's common shareholders receive a minimum price for their shares and the consideration is received in cash or in the same form as previously paid by the Interested Shareholder for its common shares. The Board of Trustees opted out of these business combination provisions. Consequently, the five-year prohibition and the super-majority vote requirements will not apply to a business combination involving the Trust. The Board of Trustees may however, repeal this election (except with respect to a shareholder who became an Interested Shareholder in connection with our formation in July 1997) and cause the Company to become subject to these provisions in the future.

         WE HAVE A SHARE OWNERSHIP LIMIT FOR REIT TAX PURPOSES. To remain qualified as a REIT for federal income tax purposes, not more than 50% in value of our outstanding Shares may be owned, directly or indirectly, by five or fewer individuals (as defined in the federal income tax laws applicable to REITs) at any time during the last half of any year. See "Federal Income Tax Considerations --Taxation of the Company as a REIT --General" and "-- Requirements for Qualification as a REIT." To facilitate maintenance of our REIT qualification, our Declaration of Trust, subject to certain exceptions, prohibits ownership by any single shareholder of more than 9.9% (in value or number of shares, whichever is more restrictive) of any class or series of Shares. We refer to this as the "Ownership Limit." Our Declaration of Trust permits the Board of Trustees to increase the Ownership Limit with respect to any class or series of Shares. Further, the Board of Trustees is required to waive or modify the Ownership Limit with respect to a shareholder who would not be treated as an "individual" for purposes of the Code if such shareholder's ownership in excess of the limit will not cause a shareholder who is an individual to be treated as owning Shares in excess of the Ownership Limit or otherwise jeopardize our REIT status. Absent any such exemption or waiver, Shares acquired or held in violation of the Ownership Limit will be transferred to a trust for the exclusive benefit of a designated charitable beneficiary, and the shareholder's rights to distributions and to vote would terminate. Such shareholder would be entitled to receive, from the proceeds of any subsequent sale of the shares transferred to the charitable trust, the lesser of (i) the price paid for the Shares or, if the owner did not pay for the Shares (for example, in the case of a gift, devise of other such transaction), the market price of the Shares on the date of the event causing the Shares to be transferred to the charitable trust or (ii) the amount realized from such sale. A transfer of Shares may be void if it causes a person to violate the Ownership Limit. The Ownership Limit could delay or prevent a change in control and, therefore, could adversely affect our shareholders' ability to realize a premium over the then-prevailing market price for their Shares.

WE DO NOT CONTROL OUR MANAGED PROPERTIES OR MANAGEMENT AND NON-REIT SERVICES BUSINESSES

         THIRD-PARTY OWNERS OF MANAGED PROPERTIES CAN TERMINATE OUR MANAGEMENT CONTRACTS. As of December 31, 1997, our Noncontrolled Subsidiaries were managing 31 properties owned by affiliates of Mr. Zell and three properties owned by unrelated third parties. We sometimes refer to these properties as the "Managed Properties." The management contracts with respect to the Managed Properties are terminable by the property owners on 30 or 60 days' notice. Any such contract would likely be terminated in connection with a sale of the property, over which we have no control. When they expire, these contracts might not be renewed or might be renewed on less favorable terms. Also, the rental revenues on which management fees are based could decline as a result of general real estate market conditions or specific market factors. This would result in decreased management fee income. Affiliates of Mr. Zell are currently in the process of selling certain of the Managed Properties. There can be no assurance that management contracts will not be terminated in the future.

         WE DO NOT CONTROL OUR MANAGEMENT AND SERVICES BUSINESS. To facilitate maintenance of our REIT qualification, we have Noncontrolled Subsidiaries that provide management and other services for properties that we do not wholly own. As of December 31, 1997, we had five Noncontrolled Subsidiaries: Equity Office Properties Management Corp. and Beacon Property Management Corporation (which we refer to together as the "Management Companies"), which manage the Managed Properties and certain properties held in joint ventures; Beacon Design Company, which provides third-party tenant design services; Beacon Construction Company, which provides third-party construction services; and EOP Office Company, which owns a noncontrolling interest in Wright Runstad Asset Limited Partnership, which provides third-party development services. While we generally own substantially all (95% or 99%) of the economic interest in the Noncontrolled Subsidiaries, their voting stock is owned directly or indirectly by private companies controlled by Mr. Zell. (See "Mr. Zell's Affiliates Control Our Management Companies and Most of the Managed Properties" below.) We therefore do not control the timing or amount of distributions or the management and operation of the Noncontrolled Subsidiaries. As a result, decisions relating to the declaration and payment of distributions and the business policies and operations of the Noncontrolled Subsidiaries could be adverse to our interests or could lead to adverse financial results, which could adversely affect our financial condition and results of operations. Also, there are certain services for our tenants that we would like to provide but are prohibited from doing so by the REIT tax laws and regulations. Certain such services are being provided by Tenant Services Corp., which is owned entirely by affiliates of Mr. Zell. We have no control over, or ownership interest in, Tenant Services Corp., which operates as an independent contractor. Consequently, we are not able to assure that this service corporation will conduct its day-to-day operations in a manner consistent with our best interests. We may, however, terminate the services of this service corporation at any time upon 30 days' notice.

CONFLICTS OF INTEREST COULD RESULT IN DECISIONS NOT IN THE COMPANY'S BEST
INTEREST

         THERE WERE NO ARM'S LENGTH NEGOTIATIONS IN THE FORMATION TRANSACTIONS. The transactions pursuant to which we formed the Company in July 1997, which we sometimes refer to as the "Formation Transactions," were not negotiated at arm's length. The representations and warranties made by the contributors of properties to the Company in the Formation Transactions and the indemnification provided for breach of such representations and warranties may not be as good as they might have been had they been negotiated at arm's length. Such indemnification is limited generally to an amount equal to 1% of the value of consideration paid for the properties and to $15 million with respect to pre-IPO liabilities of the management business contributed by affiliates of Mr. Zell. If we incur losses attributable to breaches of the representations and warranties made by the contributors of properties in the Formation Transactions and such losses are in excess of the indemnification limit, they would have to be satisfied out of our assets, with the potential consequence of decreasing cash available for distribution to securityholders. To date, we have no knowledge of any material breaches of the agreements (which we refer to collectively as the "Contribution Agreement") pursuant to which the Formation Transactions occurred.

         WE COULD SUFFER MONETARY LOSSES IF WE FAIL TO ENFORCE THE CONTRIBUTION AGREEMENT. Mr. Zell has a substantial economic interest in the companies that contributed properties and the management business to the Company in the Formation Transactions. Consequently, Mr. Zell has a conflict of interest with respect to his obligation as one of our officers and trustees to enforce the terms of the Contribution Agreement. If circumstances arise where we should seek to enforce such agreement, particularly the indemnification provisions and the remedy provisions for breaches of representations and warranties, Mr. Zell might assert a position contrary to the Company's. If this happens and Mr. Zell were to prevail, we would not collect money we might otherwise be entitled to. Also, the Common Shares and Units that are available to satisfy claims for such indemnification will be, to the extent not used for this purpose, available for distribution to entities in which Mr. Zell and several other of our executive officers and trustees have an economic interest. This is in accordance with the Contribution Agreement. Consequently, these executive officers and trustees also have a conflict of interest in pursuing any claim the Company might have arising out of the Formation Transactions.

         MR. ZELL'S AFFILIATES CONTROL OUR MANAGEMENT COMPANIES AND MOST OF THE MANAGED PROPERTIES. The Management Companies and Beacon Property Management, L.P. provide property management services and, in most cases, asset management services to 37 properties which are held in partnerships or subject to participation agreements with unaffiliated third parties and to the 34 Managed Properties, 31 of which are owned or controlled by affiliates of Mr. Zell. Most of these management contracts were not negotiated on an arm's length basis. While we believe that the management fees we receive from these properties are at current market rates, there is no assurance that these management fees will equal at all times those fees that would be charged by an unaffiliated third party. In this regard, Mr. Zell controls and has a substantial interest in the private company which has voting control of the Management Companies. See "We Do Not Control Our Managed Properties or Management and Non-REIT Services Businesses" above.

         CERTAIN TRUSTEES AND OFFICERS HAVE CONFLICTS OF INTEREST AND COULD EXERCISE INFLUENCE IN A MANNER INCONSISTENT WITH SHAREHOLDERS' BEST INTEREST. Mr. Zell and Ms. Sheli Z. Rosenberg (one of the Company's trustees) own (as determined in accordance with the SEC's rules) approximately 2.8%, and all other trustees and executive officers of the Company as a group own approximately 1.7%, of the outstanding Common Shares (in each case including Common Shares issuable upon exchange of Units). In addition, Mr. Zell and his affiliates may receive distributions of up to approximately 11.3 million additional Units (representing approximately 4.05% of the outstanding Common Shares) during the two-year period ending July 11, 1999. These Units were set aside at the time of the IPO and are issuable if we achieve certain performance objectives, based on the market price of the Common Shares. In addition, options to purchase an aggregate of 1,000,000 Common Shares exercisable at the IPO price of $21 per share were granted to Mr. Zell, Ms. Rosenberg and our five highest paid executive officers. Mr. Zell and Ms. Rosenberg have significant influence on the management and operation of the Company. Such influence might be exercised in a manner that is inconsistent with the interests of other securityholders.

         MR. ZELL AND HIS AFFILIATES CONTINUE TO BE INVOLVED IN OTHER INVESTMENT ACTIVITIES. Although Mr. Zell entered into a noncompetition agreement at the time of the IPO, he and his affiliates have a broad and varied range of investment interests, including interests in other real estate investment companies. Mr. Zell and his affiliates may acquire interests in other companies. He may not be able to control whether any such company competes with the Company. Consequently, Mr. Zell's continued involvement in other investment activities could result in competition to the Company as well as management decisions which might not reflect the interests of our securityholders.

         We did not obtain noncompetition agreements with any of the former Beacon officers or directors in connection with the Beacon Merger. Consequently, any former officer or director of Beacon could engage in activities in competition with activities of the Company except, in the case of Mr. Sidman, who became one of our trustees, to the extent that his actions would violate his fiduciary duties.

         WE LEASE OUR CORPORATE OFFICES FROM AN AFFILIATE OF MR. ZELL. Our corporate offices are at Two North Riverside Plaza in Chicago. We lease our office space there from one of Mr. Zell's affiliates. We believe, however, that the lease terms, including the rental rates, reflect current market terms.

ENVIRONMENTAL PROBLEMS ARE POSSIBLE AND CAN BE COSTLY

         Federal, state and local laws and regulations relating to the protection of the environment may require a current or previous owner or operator of real estate to investigate and clean up hazardous or toxic substances or petroleum product releases at such property. The owner or operator may have to pay a governmental entity or third parties for property damage and for investigation and clean-up costs incurred by such parties in connection with the contamination. Such laws typically impose clean-up responsibility and liability without regard to whether the owner or operator knew of or caused the presence of the contaminants. Even if more than one person may have been responsible for the contamination each person covered by the environmental laws may be held responsible for all of the clean-up costs incurred. In addition, third parties may sue the owner or operator of a site for damages and costs resulting from environmental contamination emanating from that site.

         Environmental laws also govern the presence, maintenance and removal of asbestos. Such laws require that owners or operators of buildings containing asbestos properly manage and maintain the asbestos, that they notify and train those who may come into contact with asbestos and that they undertake special precautions, including removal or other abatement, if asbestos would be disturbed during renovation or demolition of a building. Such laws may impose fines and penalties on building owners or operators who fail to comply with these requirements and may allow third parties to seek recovery from owners or operators for personal injury associated with exposure to asbestos fibers.

         Independent environmental consultants have conducted Phase I environmental site assessments at all of our properties. These assessments included, at a minimum, a visual inspection of the properties and the surrounding areas, an examination of current and historical uses of the properties and the surrounding areas and a review of relevant state, federal and historical documents. Where appropriate, on a property by property basis, these consultants have conducted additional testing, including sampling for asbestos, for lead in drinking water, for soil contamination where underground storage tanks are or were located or where other past site usages create a potential environmental problem, and for contamination in groundwater.

         These environmental assessments have not revealed any environmental liabilities at the properties that we believe would have a material adverse effect on our business, assets, financial condition or results of operations nor are we aware of any such material environmental liability. Asbestos is in a number of the office properties, but most of these buildings contain only minor amounts. We believe this asbestos is in good condition and almost none of it is easily crumbled. We are currently properly managing and maintaining all of the asbestos and we are following other requirements relating to asbestos. The presence of asbestos should not present a significant risk as long as compliance with these requirements continues.

         For a few of the properties, the environmental assessments note potential offsite sources of contamination, such as underground storage tanks. For some of the properties, the environmental assessments note previous uses, such as the former presence of underground storage tanks. In most of these cases, follow-up soil and/or groundwater sampling has not identified evidence of significant contamination. In the few cases where contamination has been found, existing plans to mitigate and monitor the sites and/or financial commitments from certain prior owners and tenants to cover costs related to mitigation should prevent the contamination from becoming a significant liability.

         We believe that our properties are in compliance in all material respects with applicable environmental laws. We believe that the issues identified in the environmental reports will not have a material adverse effect if we continue to comply with environmental laws and with the recommendations set forth in these reports. Unidentified environmental liabilities could arise, however, and could have an adverse effect on our financial condition and performance.

WE ARE DEPENDENT ON OUR KEY PERSONNEL

         We depend on the efforts of our executive officers, particularly Messrs. Zell and Callahan. If they resigned, our operations could be adversely effected. We do not have employment agreements with either of these officers.

CONTINGENT OR UNDISCLOSED LIABILITIES ACQUIRED IN MERGERS OR SIMILAR TRANSACTIONS COULD ADVERSELY AFFECT OUR FINANCIAL CONDITION

         When we formed the Company, we acquired all the assets of the ZML Opportunity Partnerships (four real estate investment funds sponsored by Mr.
Zell) and certain assets of affiliates of Mr. Zell. These assets were acquired subject to existing liabilities. Each of the ZML Opportunity Partnerships will liquidate over the two-year period ending July 11, 1999, and the Units and other assets (including cash from distributions), net of liabilities, will be distributed to affiliates of Mr. Zell and the limited partners of the ZML Opportunity Partnerships during such time period. Our recourse against affiliates of Mr. Zell with respect to liabilities relating to the management business they contributed when we formed the Company is limited to $15 million. Our recourse for any unknown liabilities in connection with the contribution of properties when we formed the Company is limited to 1% of the value of the consideration paid for those assets and must be asserted prior to July 11, 1999. Similarly, the assets we acquired in the Beacon Merger were acquired subject to liabilities and without any recourse with respect to unknown liabilities. Unknown liabilities with respect to properties acquired when we formed the Company or in the Beacon Merger might include liabilities for clean-up or remediation of undisclosed environmental conditions, claims of tenants, vendors or other persons dealing with the entities prior to the IPO or the Beacon Merger (if such claims had not been asserted prior to the respective closings of such transactions), accrued but unpaid liabilities incurred in the ordinary course of business, and claims for indemnification by general partners, directors, officers and others indemnified by the ZML Opportunity Partnerships or Beacon. Similarly, we succeeded to any liabilities that the ZML REITs may have had for periods prior to the IPO and that Beacon may have had prior to the Beacon Merger. We also succeeded to any liabilities, including claims for property transfer taxes, arising out of the contribution to us of properties when we formed the Company and in connection with the Beacon Merger. In the future, we may face additional risks of contingent or undisclosed liabilities as a result of mergers, other business combinations or similar transactions.

THE MARKET VALUE OF OUR PUBLICLY TRADED SECURITIES CAN BE ADVERSELY AFFECTED BY A NUMBER OF FACTORS

         THE LARGE NUMBER OF SHARES AVAILABLE FOR FUTURE SALE COULD ADVERSELY AFFECT THE MARKET PRICE OF OUR PUBLICLY TRADED SECURITIES. As of December 31, 1997, a majority of our outstanding Common Shares were "Restricted Common Shares" issued in private placement transactions, primarily the Formations Transactions. These Shares are not traded in the public stock markets so long as they remain restricted. Restricted Common Shares and Common Shares issued on redemption of Units may be sold in the public market pursuant to registration rights or pursuant to Rule 144 under the Securities Act or other available exemptions from registration. In addition, we have reserved a number of Common Shares for issuance pursuant to our employee benefit plans, and such Common Shares will be available for sale from time to time. We have granted options to purchase additional Common Shares to certain executive officers, employees, trustees and consultants. The Common Shares issued in the Beacon Merger to affiliates of Beacon are tradeable within the volume and manner of sale limitations of Rule 144 under the Securities Act. We can not predict the effect that future sales of Common Shares, or the perception that such sales could occur, will have on the market prices of our equity securities.

         CHANGES IN MARKET CONDITIONS COULD ADVERSELY AFFECT THE MARKET PRICE OF OUR PUBLICLY TRADED SECURITIES. As with other publicly traded equity securities, the value of our publicly traded securities depends on various market conditions, which may change from time to time. Among the market conditions that may affect the value of our publicly traded securities are the following: the extent of institutional investor interest in the Company; the reputation of REITs and office REITs generally and the attractiveness of their equity securities in comparison to other equity securities (including securities issued by other real estate companies); our financial condition and performance; and general financial market conditions.

         OUR EARNINGS AND CASH DISTRIBUTIONS WILL AFFECT THE MARKET PRICE OF OUR PUBLICLY TRADED SECURITIES. We believe that the market value of a REIT's equity securities is based primarily upon the market's perception of the REIT's growth potential and its current and potential future cash distributions, and is secondarily based upon the real estate market value of the underlying assets. For that reason, Shares may trade at prices that are higher or lower than the net asset value per Share. To the extent we retain operating cash flow for investment purposes, working capital reserves or other purposes, these retained funds, while increasing the value of our underlying assets, may not correspondingly increase the market price of our Shares. Our failure to meet the market's expectations with regard to future earnings and cash distributions would likely adversely affect the market price of our publicly traded securities.

         MARKET INTEREST RATES MAY HAVE AN EFFECT ON THE VALUE OF OUR PUBLICLY TRADED SECURITIES. One of the factors that investors consider important in deciding whether to buy or sell shares of a REIT is the distribution rate on such shares (as a percentage of the price of such shares) relative to market interest rates. If market interest rates go up, prospective purchasers of REIT shares may expect a higher distribution rate. Higher interest rates would not, however, result in more funds for us to distribute and, in fact, would likely increase our borrowing costs and potentially decrease funds available for distribution. Thus, higher market interest rates could cause the market price of our publicly traded securities to go down.

WE ARE DEPENDENT ON EXTERNAL SOURCES OF CAPITAL

         To qualify as a REIT, the Trust must distribute to its shareholders each year at least 95% of its net taxable income (excluding any net capital gain). See "Federal Income Tax Considerations -- Requirements for Qualification as a REIT -- Annual Distribution Requirements Applicable to REITs." Because of these distribution requirements, it is not likely that we will be able to fund all future capital needs, including for acquisitions, from income from operations. We therefore will have to rely on third-party sources of capital, which may or may not be available on favorable terms or at all. Our access to third-party sources of capital depends on a number of things, including the market's perception of our growth potential and our current and potential future earnings. Moreover, additional equity offerings may result in substantial dilution of securityholders' interests, and additional debt financing may substantially increase our leverage.

OUR SUCCESS AS A REIT IS DEPENDENT ON COMPLIANCE WITH FEDERAL INCOME TAX REQUIREMENTS

         FAILURE OF THE TRUST TO QUALIFY AS A REIT WOULD HAVE SERIOUS ADVERSE CONSEQUENCES TO OUR SECURITYHOLDERS. We believe that, since the IPO in July 1997, the Trust has qualified for taxation as a REIT for federal income tax purposes. We plan to continue to meet the requirements for taxation as a REIT. Many of these requirements, however, are highly technical and complex. The determination that the Trust is a REIT requires an analysis of various factual matters and circumstances that may not be totally within our control. For example, to qualify as a REIT, at least 95% of our gross income must come from certain sources that are itemized in the REIT tax laws. The Trust is also required to distribute to shareholders at least 95% of its REIT taxable income (excluding capital gains). The fact that we hold our assets through the Operating Partnership and its subsidiaries further complicates the application of the REIT requirements. Even a technical or inadvertent mistake could jeopardize our REIT status. Furthermore, Congress and the IRS might make changes to the tax laws and regulations, and the courts might issue new interpretations of the tax laws and regulations, such that it could become more difficult or impossible for the Trust to remain qualified as a REIT. We do not believe, however, that any pending or proposed tax law changes would jeopardize our REIT status.

         If the Trust fails to qualify as a REIT, the Trust would be subject to federal income tax at regular corporate rates. Also, unless the IRS granted the Trust relief under certain statutory provisions, the Trust would remain disqualified as a REIT for four years following the year the Trust first failed to qualify. If the Trust failed to qualify as a REIT, the Trust would have to pay significant income taxes and would therefore have siginficantly less money available for investments or for distributions to shareholders. This would likely have a significant adverse affect of the value of our securities. In addition, the Trust would no longer be required to make any distributions to shareholders. See "Federal Income Tax Considerations -- Requirements for Qualification as a REIT -- Failure of the Company to Qualify as a REIT."

         WE PAY SOME TAXES. Even if the Trust qualifies as a REIT, it is required to pay certain federal, state and local taxes on its income and property. In addition, any net taxable income earned directly by the Noncontrolled Subsidiaries is subject to federal and state income tax. See "Federal Income Tax Considerations -- Other Tax Consequences for the Company, Its Shareholders and the Noncontrolled Subsidiaries."

         WE COULD BE DISQUALIFIED AS A REIT OR HAVE TO PAY TAXES IF OUR PREDECESSORS OR BEACON DID NOT QUALIFY AS REITS. If one or more of the ZML REITs that merged into the Trust at the time of the IPO or Beacon had failed to qualify as a REIT throughout the duration of its existence, then it might have had undistributed "C corporation earnings and profits." If that were the case and the Trust did not distribute such earnings and profits prior to December 31, 1997, the Trust might not qualify as a REIT. We believe that each of the ZML REITs and Beacon qualified as a REIT and that, in any event, neither any ZML REIT nor Beacon had any undistributed "C corporation earnings and profits" at the time of its merger into the Trust. If any ZML REIT or Beacon failed to qualify as a REIT, an additional concern would be that it would have recognized taxable gain at the time it was merged into the Trust (and the Trust would be liable for the tax on such gain). This would be the case even though the applicable merger qualified as a "tax-free reorganization," unless the Trust makes a special election that is available under current law. The Trust will make such an election with respect to each of the ZML REITs and Beacon. This election will have the effect of requiring the Trust, if a ZML REIT or Beacon was not qualified as a REIT, to pay corporate income tax on any gain existing at the time of the applicable merger on assets acquired in the merger if such assets are sold within 10 years after the merger of the ZML REITs or Beacon (as applicable) into the Trust. Finally, if a ZML REIT did not qualify as a REIT, the Trust could be precluded from electing REIT status for up to four years after the year in which such ZML REIT failed to qualify if the Trust were determined to be a "successor" to that ZML REIT. See "Federal Income Tax Considerations -- Taxation of the Company as a REIT -- General" and "-- Requirements for Qualification as a REIT."

[ARTICLE] 5
[MULTIPLIER] 1,000

[PERIOD-TYPE]                   YEAR
[FISCAL-YEAR-END]                          DEC-31-1997
[PERIOD-START]                             JAN-01-1997
[PERIOD-END]                               DEC-31-1997
[CASH]                                         254,625
[SECURITIES]                                         0
[RECEIVABLES]                                   52,581
[ALLOWANCES]                                         0
[INVENTORY]                                          0
[CURRENT-ASSETS]                               468,147
[PP&E]                                      11,041,014
[DEPRECIATION]                                  64,695
[TOTAL-ASSETS]                              11,751,672
[CURRENT-LIABILITIES]                          307,380
[BONDS]                                      4,284,317
[PREFERRED-MANDATORY]                                0
[PREFERRED]                                          0
[COMMON]                                             0
[OTHER-SE]                                   7,159,975
[TOTAL-LIABILITY-AND-EQUITY]                11,751,672
[SALES]                                              0
[TOTAL-REVENUES]                               769,863
[CGS]                                                0
[TOTAL-COSTS]                                        0
[OTHER-EXPENSES]                               463,595
[LOSS-PROVISION]                                     0
[INTEREST-EXPENSE]                             157,156
[INCOME-PRETAX]                                      0
[INCOME-TAX]                                         0
[INCOME-CONTINUING]                                  0
[DISCONTINUED]                                       0
[EXTRAORDINARY]                                 16,640
[CHANGES]                                            0
[NET-INCOME]                                   132,472
[EPS-PRIMARY]                                      .44
[EPS-DILUTED]                                      .33

                        FEDERAL INCOME TAX CONSIDERATIONS

     The following discussion summarizes certain federal income tax considerations relating to the Company and to the acquisition, ownership and disposition of Common Shares. The following description is for general information only, is not exhaustive of all possible tax considerations, and is not intended to be and should not be construed as tax advice. For example, this summary does not give a detailed discussion of any state, local or foreign tax consequences. In addition, this discussion is intended to address only those federal income tax considerations that are generally applicable for all shareholders in the Company. It does not discuss all aspects of federal income taxation that might be relevant to a specific shareholder in light of its particular investment or tax circumstances. The description does not purport to deal with aspects of taxation that may be relevant to shareholders subject to special treatment under the federal income tax laws, including, without limitation, insurance companies, financial institutions or broker-dealers, tax-exempt organizations (except to the extent discussed under the subheading "-- Taxation of Tax - Exempt Shareholders of the Company") or foreign corporations and persons who are not citizens or residents of the United States (except to the extent discussed under the subheading "-- Taxation of Non - U.S. Shareholders of the Company"). If the Company offers one or more additional series of preferred shares or debt securities, there may be tax consequences for the holders of such preferred shares or debt securities not discussed herein, but which may be discussed in the documents pursuant to which such securities are offered.

     The information in this section is based on the Code, current, temporary and proposed Treasury Regulations, the legislative history of the Code, current administrative interpretations and practices of the IRS (including its practices and policies as endorsed in private letter rulings, which are not binding on the IRS except with respect to the taxpayer that receives such a ruling), and court decisions, all as of the date hereof. No assurance can be given that future legislation, Treasury Regulations, administrative interpretations and court decisions will not significantly change current law or adversely affect existing interpretations of current law. Any such change could apply retroactively to transactions preceding the date of the change. Except as described below in "--Requirements for Qualification as a REIT--Income Tests Applicable to REITs," the Company has not requested and does not plan to request any rulings from the IRS concerning the tax treatment of the Company or the Operating Partnership. Thus no assurance can be provided that the statements set forth herein (which do not bind the IRS or the courts) will not be challenged by the IRS or will be sustained by a court if so challenged.

     As used in this section, the term "the Company" refers solely to Equity Office Properties Trust.

     EACH PROSPECTIVE SHAREHOLDER IS URGED TO CONSULT WITH ITS OWN TAX ADVISOR REGARDING THE SPECIFIC TAX CONSEQUENCES TO IT OF THE ACQUISITION, OWNERSHIP AND SALE OF THE COMPANY'S SECURITIES IN LIGHT OF ITS SPECIFIC TAX AND INVESTMENT SITUATIONS AND THE SPECIFIC FEDERAL, STATE, LOCAL AND FOREIGN TAX LAWS APPLICABLE TO IT.

TAXATION OF THE COMPANY AS A REIT -- GENERAL

     The Company plans to make an election to be taxed as a REIT under Sections 856 through 860 of the Code, commencing with its taxable year ended December 31, 1997, when it files its federal income tax return for 1997. The Company believes that, commencing with its formation on July 11, 1997, it has been organized and has operated in such a manner so as to qualify for taxation as a REIT under the Code.

     The sections of the Code and the corresponding Treasury Regulations relating to qualification and operation as a REIT are highly technical and complex. The following discussion sets forth certain material aspects of the rules that govern the federal income tax treatment of a REIT and its shareholders. The discussion is qualified in its entirety by the applicable Code provisions, Treasury Regulations and administrative and judicial interpretations thereof, all of which are subject to change prospectively or retroactively.

     So long as the Company qualifies for taxation as a REIT, it generally will not be subject to federal corporate income taxes on its net income that is distributed currently to shareholders. This treatment substantially eliminates the "double taxation" (i.e., taxation at both the corporate and shareholder levels) that generally results from investment in a regular corporation. The Company will, however, be subject to federal income tax in the following circumstances. First, the Company will be taxed at regular corporate rates on any undistributed REIT taxable income, including undistributed net capital gains. Second, under certain circumstances, the Company may be subject to the "alternative minimum tax" on any items of tax preference. Third, if the Company has (i) net income from the sale or other disposition of certain "foreclosure property" that is held primarily for sale to customers in the ordinary course of business or (ii) other nonqualifying income from foreclosure property, it will be subject to tax at the highest corporate rate on such income. Fourth, if the Company has net income from prohibited transactions (which are, in general, certain sales or other dispositions of property (other than foreclosure property) held primarily for sale to customers in the ordinary course of business), such income will be subject to a 100% tax. Fifth, if the Company should fail to satisfy the 75% gross income test or the 95% gross income test (discussed below), and nonetheless should maintain its qualification as a REIT because certain other requirements have been met, it will be subject to a 100% tax on the net income attributable to the greater of either the amount by which it fails the 75% gross income test or the amount by which it fails the 95% gross income test. Sixth, if the Company should fail to distribute during each calendar year at least the sum of (i) 85% of its REIT ordinary income for such year, (ii) 95% of its REIT capital gain net income for such year, and (iii) any undistributed taxable income from prior periods, it will be subject to a 4% excise tax on the excess of such required distribution over the amounts actually distributed. Seventh, if the Company acquires or has acquired any asset from a C corporation (i.e., a corporation generally subject to full corporate-level tax) in a transaction in which the basis of the asset in the acquiror's hands is determined by reference to the basis of the asset (or any other asset) in the hands of the C corporation and the acquiror recognizes gain on the disposition of such asset during the 10-year period beginning on the date on which such asset was acquired by it, then to the extent of such asset's "Built-In Gain" (i.e., the excess of (a) the fair market value of such asset at the time of the acquisition by the Company over (b) the adjusted basis in such asset, determined as of the time of such acquisition), such gain will be subject to tax at the highest regular corporate rate applicable, pursuant to anticipated Treasury Regulations that have not yet been promulgated.

     The results described above with respect to the recognition of Built-In Gain assume that the Company will make an election pursuant to IRS Notice 88-19 with respect to any such acquisition. In this regard, the Built-In Gain rules would apply with respect to any assets acquired by the Company from a ZML REIT or Beacon if either a ZML REIT or Beacon had failed to qualify, for any reason, as a REIT throughout the duration of its existence. If the Company were not to make an election pursuant to IRS Notice 88-19 (or that election no longer were available because of a change in applicable law) and a ZML REIT or Beacon failed to qualify as a REIT at the time of its merger with the Company, the entity that failed to so qualify would recognize taxable gain on such merger under the Built-In Gain rules (and the Company would be liable for the tax thereon), notwithstanding that such merger otherwise qualified as a "tax-free reorganization." The Company believes that each of the ZML REITs and Beacon qualified as a REIT at the time of its merger into the Company, but the Company intends to make a protective election under Notice 88-19 with respect to the merger of each of the ZML REITs and Beacon in order to avoid the adverse consequences that otherwise could result.

REQUIREMENTS FOR QUALIFICATION AS A REIT

     GENERAL. The Code defines a REIT as a corporation, trust or association (i) that is managed by one or more trustees or directors; (ii) the beneficial ownership of which is evidenced by transferable shares, or by transferable certificates of beneficial interest; (iii) that would be taxable as a domestic corporation, but for Sections 856 through 860 of the Code; (iv) that is neither a financial institution nor an insurance company subject to certain provisions of the Code; (v) the beneficial ownership of which is held by 100 or more persons; (vi) not more than 50% in value of the outstanding shares of which is owned directly or indirectly by five or fewer individuals (as defined in the Code to include certain entities) during the last half of each taxable year (the "5/50 Rule"); (vii) that makes an election to be a REIT (or has made such election for a previous taxable year which has not been revoked or terminated) and satisfies all relevant filing and other administrative requirements established by the IRS that must be met in order to elect and maintain REIT status; (viii) that uses a calendar year for federal income tax purposes and complies with the recordkeeping requirements of the Code and Treasury Regulations promulgated thereunder; and (ix) that meets certain other tests, described below, regarding the nature of its income and assets. The Code provides that conditions (i) to (iv) inclusive, must be met during the entire taxable year and that condition (v) must be met during at least 335 days of a taxable year of 12 months, or during a proportionate part of a taxable year of less than 12 months. For purposes of determining stock ownership under the 5/50 Rule, a supplemental unemployment compensation benefits plan, a private foundation or a portion of a trust permanently set aside or used exclusively for charitable purposes generally is considered an individual. However, a trust that is a qualified trust under Code Section 401(a) generally is not considered an individual and beneficiaries of such trust are treated as holding shares of a REIT in proportion to their actuarial interests in such trust for purposes of the 5/50 Rule.

     The Company believes that it has issued sufficient shares of beneficial interest with sufficient diversity of ownership to allow it to satisfy the conditions described in clauses (v) and (vi) above. In addition, the Declaration of Trust contains restrictions regarding the transfer of shares of beneficial interest that are intended to assist the Company in continuing to satisfy the share ownership requirements described in clauses (v) and (vi) above. These restrictions, however, may not ensure that the Company will, in all cases, be able to satisfy the share ownership requirements described above. If the Company fails to satisfy such share ownership requirements, the Company's status as a REIT will terminate. See "-- Requirements for Qualification as a REIT."

     In connection with the 5/50 Rule, a REIT is required to send annual letters to its shareholders requesting information regarding the actual ownership of its shares. Pursuant to the Taxpayer Relief Act of 1997 (the "1997 Act"), for the Company's taxable years beginning on or after January 1, 1998, if the Company complies with the annual letters requirement and it does not know or, exercising reasonable diligence, would not have known of its failure to meet the 5/50 Rule, then it will be treated as having met the 5/50 Rule.

     To qualify as a REIT, the Company cannot have at the end of any taxable year any undistributed "earnings and profits" that are attributable to a "C corporation" taxable year. The Company commenced operations in 1997 and will make a REIT election for its first taxable year ended December 31, 1997. Hence, the Company itself will not have any undistributed "C corporation earnings and profits." However, the Company succeeded to various tax attributes of the ZML REITs and Beacon, including any undistributed "earnings and profits." If each ZML REIT and Beacon qualified as a REIT throughout the duration of its existence, then any undistributed "earnings and profits" to which the Company succeeded will not be "C corporation earnings and profits" and the Company will satisfy this requirement. If, however, one or more of the ZML REITs or Beacon failed to qualify as a REIT throughout the duration of its existence, then it might have had undistributed "C corporation earnings and profits" that, if not distributed by the Company prior to the end of its taxable year ended December 31, 1997, could prevent the Company from qualifying as a REIT. The Company believes that each of the ZML REITs and Beacon qualified as a REIT throughout the duration of its existence and that, in any event, neither a ZML REIT nor Beacon should be considered to have had any undistributed "C corporation earnings and profits" at the time of its merger into the Company. There can be no assurance, however, that the IRS would not contend otherwise on a subsequent audit of one or more of the ZML REITs or Beacon. Recently finalized Treasury Regulations provide for certain "deficiency distribution" procedures. Although the application of these Treasury Regulations is not entirely clear, it appears that the Company may be able to use such "deficiency distribution" procedures to distribute any "C corporation earnings and profits" deemed to have been acquired from a ZML REIT or Beacon. In order to use this procedure, the Company would have to make an additional distribution to shareholders (in addition to distributions made for purposes of satisfying the normal REIT distribution requirements), within 90 days of the IRS determination. In addition, the Company would have to pay to the IRS an interest charge on 50% of the acquired "C corporation earnings and profits" that were not distributed prior to the end of the Company's taxable year ended December 31, 1997. There can be no assurance, however, that the IRS would not take the position either that the procedure is not available at all (in which case the Company would fail to qualify as a REIT) or, alternatively, that even if the procedure is available, the Company cannot qualify as a REIT for its taxable year ended December 31, 1997, but it could qualify as a REIT for subsequent years.

     Finally, if the Company were considered a "successor" to any ZML REIT and such ZML REIT were determined not to have qualified as a REIT, the Company would not be eligible to elect REIT status for up to four years after the year in which such ZML REIT first failed to qualify as a REIT. The Company would be considered a "successor" for these purposes, however, only if (i) persons who own more than 50% of the Common Shares at any time during the Company's taxable year ended December 31, 1997, owned, directly or indirectly, 50% or more in value of the shares of such ZML REIT during the first year in which it ceased to qualify as a REIT and (ii) a significant portion of the Company's assets were assets owned by such ZML REIT.

     CLOSING AGREEMENTS WITH THE IRS WITH RESPECT TO ZML REITS I AND II. In December 1996, the IRS was advised that ZML REIT I and ZML REIT II each had failed to comply with a technical requirement of a provision of the Code which must be satisfied for a company to qualify as a REIT for federal income tax purposes. More specifically, in connection with structuring certain real estate investments made by ZML Opportunity Partnership I and ZML Opportunity Partnership II during the period 1991-1993, all of the voting stock of certain corporations formed to serve as general partners of limited partnership subsidiaries of such ZML Opportunity Partnerships was issued to such ZML Opportunity Partnerships. Based upon a Treasury Regulation interpreting the statutory provision limiting permitted REIT investments, a portion of such ZML Opportunity Partnerships' ownership of corporate voting stock would be imputed to ZML REIT I and ZML REIT II and, in so doing, would cause ZML REIT I and ZML REIT II to violate the prohibition on a REIT owning more than 10% of the voting stock of a corporation other than a qualified REIT subsidiary.

     Pursuant to closing agreements, the IRS agreed that neither ZML REIT I nor ZML REIT II would be disqualified as a REIT as a result of the technical violations disclosed to the IRS. In connection with the agreements, the ZML Partners of ZML Opportunity Partnership I and ZML Opportunity Partnership II made certain payments to the IRS. As a result of the closing agreements, the technical violations discussed above have caused no adverse impact on either the REIT status of ZML REIT I and ZML REIT II for the tax years at issue or the Company's subsequent ability to qualify as a REIT.

     QUALIFIED REIT SUBSIDIARIES. Section 856(i) of the Code provides that a corporation that is a "qualified REIT subsidiary" shall not be treated as a separate corporation, and all assets, liabilities and items of income, deduction and credit of a "qualified REIT subsidiary" shall be treated as assets, liabilities and items of income, deduction and credit of the REIT. Pursuant to the 1997 Act, for the Company's taxable years beginning on or after January 1, 1998, a "qualified REIT subsidiary" is a corporation all of the capital stock of which is owned by the REIT. Accordingly, the Company will have the ability, if it so chooses, to acquire an existing corporation that will qualify as a "qualified REIT subsidiary," as opposed to having to form such a subsidiary. The Company currently has two "qualified REIT subsidiaries." The Company may form or acquire additional "qualified REIT subsidiaries" in the future. In applying the income and asset tests described below, a "qualified REIT subsidiary" will be ignored and all assets, liabilities and items of income, deduction and credit of such "qualified REIT subsidiary" will be treated as assets, liabilities and items of income, deduction and credit of the Company. A "qualified REIT subsidiary" of the Company will not be subject to federal corporate income taxation, although it may be subject to state and local taxation in certain states.

     OWNERSHIP OF PARTNERSHIP INTERESTS BY A REIT. In the case of a REIT which is a partner in a partnership, Treasury Regulations provide that the REIT will be deemed to own its proportionate share of the assets of the partnership and will be deemed to be entitled to the income of the partnership attributable to such share. In addition, the character of the assets and gross income of the partnership retain the same character in the hands of the REIT for purposes of
Section 856 of the Code, including satisfying the gross income tests and the asset tests. Thus, the Company's proportionate share of the assets and items of income of the Operating Partnership (including the Operating Partnership's share of such items of any subsidiaries of the Operating Partnership that are partnerships or limited liability companies) will be treated as assets and items of income of the Company for purposes of applying the requirements described herein. The Company has direct control of the Operating Partnership, each of the ZML Opportunity Partnerships, and each partnership or limited liability company subsidiary of the Operating Partnership and intends to operate them in a manner that is consistent with the requirements for qualification of the Company as a REIT.

     INCOME TESTS APPLICABLE TO REITS. To qualify as a REIT, the Company must satisfy two gross income tests. First, at least 75% of the Company's gross income (excluding gross income from prohibited transactions) for such taxable year must be derived directly or indirectly from investments relating to real property or mortgages on real property (including "rents from real property," gains on the disposition of real estate, dividends paid by another REIT and, in certain circumstances, interest) or from certain types of temporary investments. Second, at least 95% of the Company's gross income (excluding gross income from "prohibited transactions") for such taxable year must be derived from such real property investments, dividends, interest, certain payments under hedging instruments and gain from the sale or disposition of stock, securities and certain hedging instruments (or from any combination of the foregoing).

     Rents received by the Company will qualify as "rents from real property" in satisfying the gross income requirements for a REIT described above only if several conditions are met. First, the amount of rent must not be based in whole or in part on the income or profits of any person. However, an amount received or accrued generally will not be excluded from the term "rents from real property" solely by reason of being based on a fixed percentage or percentages of receipts or sales. Second, rents received from a tenant will not qualify as "rents from real property" in satisfying the gross income tests if the REIT, or an actual or constructive owner of 10% or more of the REIT, actually or constructively owns 10% or more of such tenant (a "Related Party Tenant"). Third, if rent attributable to personal property, leased in connection with a lease of real property, is greater than 15% of the total rent received under the lease, then the portion of rent attributable to such personal property will not qualify as "rents from real property."

     Generally, for rents received by the REIT to qualify as rents "from real property" for the purpose of satisfying the gross income tests, the REIT may not operate or manage the property or furnish or render services to the tenants of such property other than through an independent contractor from whom the REIT derives no revenue. However, a REIT may provide de minimis services directly to the tenants of a property, provided, however, that if (i) the REIT operates or manages a property or furnishes or renders services to the tenants at the property other than through an independent contractor from whom the REIT derives no revenue (not including services "usually or customarily rendered" in connection with the rental of real property and not otherwise considered "rendered to the occupant") and (ii) the amount received for so doing (the "Impermissible Tenant Service Income") exceeds 1% of the total amount received by the REIT with respect to the property, then no amount received by the REIT with respect to the property will qualify as "rents from real property." If the Impermissible Tenant Service Income is 1% or less of the total amount received by the REIT with respect to the property, then only the Impermissible Tenant Service Income will not qualify as "rents from real property." A REIT's Impermissible Tenant Service Income will not be less than 150% of the REIT's direct cost in generating such income. To the extent that services (other than those customarily furnished or rendered in connection with the rental of real property) are rendered to the tenants of the property by an independent contractor, the cost of the services must be borne by the independent contractor. In this regard the Company has engaged Tenant Services Corp. (owned by affiliates of the Equity Group Owners), which has been structured to qualify as an independent contractor, to perform certain services that the Company believes are customarily offered in institutional quality office properties that might not be permissible for a REIT to perform directly.

     In any event, for all taxable years, the REIT may directly manage and operate a Property and may directly perform certain other services so long as the management and operation provided and such other services performed are "usually or customarily rendered" with respect thereto in connection with the rental of space for occupancy only and are not otherwise considered "rendered to the occupant" of the property. The Company, through the Operating Partnership, will provide certain services to the Properties. Based upon the Company's experience in the office rental markets in which the Properties are located, the Company believes that all services provided to tenants by the Company either (i) are "usually or customarily rendered" in connection with the rental of office space for occupancy or (ii) will not result in Impermissible Tenant Service Income in excess of the de minimis threshold described above, although there can be no assurance that the IRS will not contend otherwise with respect to either of these positions.

     The Company does not and will not (i) charge rent for any property that is based in whole or in part on the income or profits of any person (except by reason of being based on a percentage of receipts or sales, as described above, or unless the Company's Board of Trustees determines, in its discretion, that the rent received from a particular tenant under such an arrangement is not material and will not jeopardize the Company's status as a REIT), (ii) rent any property to a Related Party Tenant (unless the Board determines, in its discretion, that the rent received from such Related Party Tenant is not material and will not jeopardize the Company's status as a REIT), (iii) derive rental income attributable to personal property (other than personal property leased in connection with the lease of real property, the amount of which is less than 15% of the total rent received under the lease), or (iv) perform services considered to be rendered to the occupant of the property, other than through an independent contractor from whom the Company derives no revenue (except to the extent that the Impermissible Tenant Service Income would not exceed the 1% threshold described above or the Board of Trustees otherwise determines, in its discretion, that the nonqualifying income resulting therefrom is not material and will not jeopardize the Company's status as a REIT).

     The Company has requested a ruling from the IRS to the effect that if the Operating Partnership enters into agreements with third-party service companies to operate attached parking facilities (the "Service Companies"), under which agreements the Operating Partnership will bear the expenses incurred in operating the parking facilities, such agreements will not affect the Company's ability to satisfy the 95% and 75% gross income tests. Parking garages that are located within a building, or are adjacent to, or are part of the same complex as, a building generally are operated by Service Companies pursuant to parking management agreements under which the Service Companies receive a management fee which may be a fixed dollar amount or a percentage of gross or net revenues. The Company believes that the income received pursuant to such agreements should qualify as "rents from real property" for the purposes of the 95% and 75% gross income tests and, in this regard, the Company has been advised informally by the IRS that its request for a ruling to this effect will be granted.

     All but one of the stand-alone garages held by the Operating Partnership are operated by Service Companies under lease agreements whereby the Operating Partnership and the Service Companies share the gross receipts from the parking operation or the Operating Partnership receives fixed rental payments from the Service Companies and bears none of the operational expenses. The income received by the Operating Partnership from the stand-alone garages under such agreements should qualify as "rents from real properties" for the purpose of the 95% and 75% gross income tests. One stand-alone garage agreement provides for the receipt of a percentage of net receipts by the Operating Partnership and, therefore, results in an insignificant amount of non-qualifying gross income relative to the total gross income of the Company. The Company believes that this income received under this agreement should not affect its ability to satisfy the 95% and 75% gross income tests in future taxable years.

     "Interest" generally will not qualify under the 75% or 95% gross income tests if it depends in whole or in part on the income or profits of any person. However, interest will not fail to so qualify solely by reason of being based on a fixed percentage or percentages of receipts or sales. The Company does not expect to derive significant amounts of interest that will not qualify under the 75% and 95% gross income tests. In this regard, the Company currently holds, through Beacon Management Company and Beacon Construction Company, options to acquire loans secured by the Rowes Wharf property. Such loans provide for payments of interest based upon cash flow. These loans could not be held directly by the Company without jeopardizing their qualification as a REIT and will continue to be held in a taxable "C corporation."

     EOP Management Company and Beacon Management Company conduct third-party management services with respect to properties not wholly owned by the Operating Partnership; Beacon Design Company provides interior space design services with respect to properties not wholly owned by the Operating Partnership; and EOP Office Company, through its interest in WRALP, provides development services with respect to properties that are not wholly owned by the Operating Partnership (collectively, together with Beacon Construction Company (which is expected to cease operations upon completion of its existing contracts), the "Noncontrolled Subsidiaries"). The Operating Partnership owns 100% of the non-voting stock of each of the Noncontrolled Subsidiaries, 1% of the voting stock of Beacon Management Company, Beacon Design Company and Beacon Construction Company, and none of the voting stock of any of the other Noncontrolled Subsidiaries. Each of the Noncontrolled Subsidiaries is taxable as a regular "C corporation." The Company's share of any dividends received from the Noncontrolled Subsidiaries should qualify for purposes of the 95% gross income test but not for purposes of the 75% gross income test. The Company does not anticipate that it will receive sufficient dividends from the Noncontrolled Subsidiaries to cause it to exceed the limit on non-qualifying income under the 75% gross income test.

     If the Company fails to satisfy one or both of the 75% or 95% gross income tests for any taxable year, it may nevertheless qualify as a REIT for such year if it is entitled to relief under certain provisions of the Code. These relief provisions will generally be available if (i) the Company's failure to meet such tests is due to reasonable cause and not due to willful neglect and (ii) the Company attaches a schedule of the sources of its income to its federal income tax return and any incorrect information on such schedule is not due to fraud with intent to evade tax. It is not possible, however, to state whether in all circumstances the Company would be entitled to the benefit of these relief provisions. For example, if the Company fails to satisfy the gross income tests because non-qualifying income that the Company intentionally incurs exceeds the limits on such income, the IRS could conclude that the Company's failure to satisfy the tests was not due to reasonable cause. If these relief provisions are inapplicable to a particular set of circumstances involving the Company, the Company will fail to qualify as a REIT. As discussed above in "-- Taxation of the Company as a REIT -- General," even if these relief provisions apply, a tax would be imposed with respect to the excess net income. No similar relief provision is available if the Company failed the 30% income test for its taxable year ended December 31, 1997, pursuant to which, for the taxable year ended December 31, 1997, short-term gain from the sale or other disposition of stock or securities, gain from prohibited transactions and gain on the sale or other disposition of real property held for less than four years (apart from involuntary conversions and sales of foreclosure property) must represent less than 30% of the Company's gross income (including gross income from "prohibited transactions"). Accordingly, if the 30% gross income test was not met for such taxable year, the Company will fail to qualify as a REIT. The 30% gross income test was repealed by the 1997 Act for taxable years beginning on or after January 1, 1998. The Company believes and has represented that the 30% gross income test was met for its taxable year ended December 31, 1997.

     Any gain realized by the Company on the sale of any property held as inventory or other property held primarily for sale to customers in the ordinary course of business (including the Company's share of any such gain realized by the

Operating Partnership) will be treated as income from a "prohibited transaction" that is subject to a 100% penalty tax. Under existing law, whether property is held as inventory or primarily for sale to customers in the ordinary course of a trade or business is a question of fact that depends on all the facts and circumstances with respect to the particular transaction. The Operating Partnership intends to hold the Properties for investment with a view to long-term appreciation, to engage in the business of acquiring, developing, owning, and operating the Properties (and other properties) and to make such occasional sales of the Properties as are consistent with the Operating Partnership's investment objectives. There can be no assurance, however, that the IRS might not contend that one or more of such sales is subject to the 100% penalty tax.

     ASSET TESTS APPLICABLE TO REITS. The Company, at the close of each quarter of its taxable year, must also satisfy three tests relating to the nature of its assets. First, at least 75% of the value of the Company's total assets must be represented by real estate assets including (i) its allocable share of real estate assets (including stock of a REIT) held by partnerships in which the Company owns an interest (including its allocable share of the assets held directly or indirectly through the Operating Partnership) and (ii) stock or debt instruments held for not more than one year purchased with the proceeds of a stock offering or long-term (at least five years) debt offering of the Company, cash, cash items and government securities. Second, not more than 25% of the Company's total assets may be represented by securities other than those in the 75% asset class. Third, of the investments included in the 25% asset class, the value of any one issuer's securities owned by the Company may not exceed 5% of the value of the Company's total assets, and, except for REITs or "qualified REIT subsidiaries," the Company may not own more than 10% of any one issuer's outstanding voting securities.

     Stock interests owned by the Company in another REIT are qualifying real estate assets for purposes of the 75% gross asset test, and, consequently, such stock interests are not subject to the 10% voting stock limitation described above. The Operating Partnership currently owns 51.6% of the outstanding stock of BeaMetFed, Inc., which has elected to be taxed as a REIT for federal income tax purposes. As a REIT, BeaMetFed, Inc. is subject to the various REIT qualification requirements described herein. The Company believes that BeaMetFed, Inc. has been organized and has operated in a manner so as to qualify for taxation as a REIT for federal income tax purposes and will continue to be organized and to operate in such a manner. If BeaMetFed, Inc. were to fail to qualify as a REIT, the Company's stock interests in BeaMetFed, Inc. would cease to be qualifying real estate assets for purposes of the 75% gross asset test and would become subject to the 10% voting stock limitation generally applicable to the Company's ownership in corporations which are neither REITs nor qualified REIT subsidiaries. Since the Company owns 51.6% of the outstanding stock of BeaMetFed, Inc., upon any failure of BeaMetFed, Inc. to qualify as a REIT, the 10% voting stock limitation would not be satisfied and the Company itself would fail to qualify as a REIT.

     The Operating Partnership does not own more than 1% of the voting stock of any of the Noncontrolled Subsidiaries but it does own 100% of the nonvoting stock of each of the Noncontrolled Subsidiaries. The Operating Partnership also may own nonvoting stock, representing substantially all of the equity, in other corporate entities that serve as partners or members in the various entities that hold title to the Properties. The Company has represented, however, that the Operating Partnership does not and will not own more than 10% of the voting securities of any entity that would be treated as a corporation for federal income tax purposes (other than stock of REITs, which are not taken into account for purposes of this limitation). In addition, the Company and its senior management believe, and the Company has represented, that the Company's pro rata share of the value of the securities of each of the Noncontrolled Subsidiaries does not exceed 5% of the total value of the Company's assets. There can be no assurance, however, that the IRS might not contend either that the value of the securities of the Noncontrolled Subsidiaries held by the Company (through the ZML Opportunity Partnerships and the Operating Partnership) exceeds the 5% value limitation or that nonvoting stock of the Noncontrolled Subsidiaries or another corporate entity owned by the Operating Partnership should be considered "voting stock" for this purpose.

     After initially meeting the asset tests at the close of any quarter, the Company will not lose its status as a REIT for failure to satisfy the asset tests at the end of a later quarter solely by reason of changes in asset values. If the failure to satisfy the asset tests results from an acquisition of securities or other property during a quarter (including, for example, as a result of the Company increasing its interest in the Operating Partnership as a result of a merger, the exercise of Unit Redemption Rights or an additional capital contribution of proceeds of an offering of shares of beneficial interest by the Company), the failure can be cured by disposition of sufficient nonqualifying assets within 30 days after the close of that quarter. The

Company intends to maintain adequate records of the value of its assets to ensure compliance with the asset tests and to take such other actions within 30 days after the close of any quarter as may be required to cure any noncompliance. If the Company fails to cure noncompliance with the asset tests within such time period, the Company would cease to qualify as a REIT.

     ADMINISTRATION'S PROPOSED CHANGES TO REIT ASSET TEST. The Administration's February 1998 budget proposal includes a proposal to amend the 10% voting securities test by prohibiting a REIT from owning more than 10% of the vote or value of all classes of stock of any corporation (other than a "qualified REIT subsidiary" or another REIT). The proposed 10% vote or value limitation would be applicable to stock acquired on or after the effective date of the proposal. Stock owned by the Company prior to the effective date of the proposal generally would be "grandfathered" (i.e., with respect to such grandfathered stock, the Company would be subject to the existing 10% voting securities test described above). However, if the corporation in which such grandfathered stock is held were to engage in a new trade or business or acquire substantial new assets, the grandfathered status would terminate with respect to such stock.

     The Company owns the majority of the nonvoting stock of the Noncontrolled Subsidiaries and, consequently, the Company would not satisfy the proposed 10% value limitation with respect to its stock interest in the Noncontrolled Subsidiaries. As the proposal is currently drafted, stock held by the Company in the Noncontrolled Subsidiaries prior to the effective date of the proposal should be grandfathered. However, if, after the effective date of the proposal, the Company were to acquire additional stock of a Noncontrolled Subsidiary (or were deemed to acquire additional stock of a Noncontrolled Subsidiary as a result of making a contribution to the capital of such Noncontrolled Subsidiary), such additional stock would not be grandfathered and would be subject to the 10% vote or value limitation. In addition, if the Noncontrolled Subsidiaries were to engage in new trades or businesses or acquire substantial new assets, then grandfathered stock held by the Company in the Noncontrolled Subsidiaries would lose its grandfathered status and the Company would fail to qualify as a REIT. Moreover, the Company would not be able to own more than 10% of the vote or value of any corporation (other than a qualified REIT subsidiary or another REIT) formed after the effective date of the proposal. Thus, if enacted as currently drafted, the proposal would materially impede the ability of the Company to engage in new activities or to expand substantially its current activities conducted through the Noncontrolled Subsidiaries.

     ANNUAL DISTRIBUTION REQUIREMENTS APPLICABLE TO REITS. The Company, in order to qualify as a REIT, is required to distribute dividends (other than capital gain dividends) to its shareholders in an amount at least equal to (i) the sum of (a) 95% of the Company's "REIT taxable income" (computed without regard to the dividends paid deduction and the Company's net capital gain) and (b) 95% of the net income (after tax), if any, from foreclosure property, minus (ii) the sum of certain items of noncash income. In addition, if the Company disposes of any Built-In Gain Assets during its Recognition Period, the Company will be required, pursuant to Treasury Regulations which have not yet been promulgated, to distribute at least 95% of the Built-In Gain (after tax), if any, recognized on the disposition of such asset. See "-- General" above for a discussion of "Built-In Gain Assets." Such distributions must be paid in the taxable year to which they relate, or in the following taxable year if declared before the Company timely files its tax return for such year and if paid on or before the first regular dividend payment date after such declaration.

     To the extent that the Company does not distribute all of its net capital gain or distributes at least 95%, but less than 100%, of its "REIT taxable income," as adjusted, it will be subject to tax thereon at regular ordinary and capital gain corporate tax rates. The Company may elect to require the shareholders to include the Company's undistributed net capital gains in their income by designating, in a written notice to shareholders, those amounts as undistributed capital gains in respect of its shareholders' shares. If the Company makes such an election, the shareholders will (i) include in their income as capital gains their proportionate share of such undistributed capital gains and (ii) be deemed to have paid their proportionate share of the tax paid by the Company on such undistributed capital gains and thereby receive a credit or refund for such amount. A shareholder will increase the basis in its Common Shares by the difference between the amount of capital gain included in its income and the amount of the tax that the Company is deemed to have paid on the shareholder's behalf. The earnings and profits of the Company will be adjusted appropriately. For a more detailed description of the tax consequences to a shareholder of such a designation, see "-- Taxation of Taxable U.S. Shareholders of the Company Generally."

     In addition, if the Company should fail to distribute during each calendar year at least the sum of (i) 85% of its REIT ordinary income for such year, (ii) 95% of its REIT capital gain income for such year, and (iii) any undistributed taxable income from prior periods, the Company would be subject to a 4% excise tax on the excess of such required distribution over the sum of amounts actually distributed during the calendar year by the REIT and the amount, if any, on which the REIT paid income tax for such year.

     The Company intends to make timely distributions sufficient to satisfy its annual distribution requirements. In this regard, the Agreement of Limited Partnership of the Operating Partnership authorizes the Company, as managing general partner, to take such steps as may be necessary to cause the Operating Partnership to distribute to its partners an amount sufficient to permit the Company to meet these distribution requirements. It is expected that the Company's REIT taxable income will be less than its cash flow due to the allowance of depreciation and other noncash charges in computing REIT taxable income. Accordingly, the Company anticipates that it will generally have sufficient cash or liquid assets to enable it to satisfy the distribution requirements described above. It is possible, however, that the Company, from time to time, may not have sufficient cash or other liquid assets to meet these distribution requirements due to timing differences between (i) the actual receipt of income and actual payment of deductible expenses and (ii) the inclusion of such income and deduction of such expenses in arriving at taxable income of the Company. If such timing differences occur, in order to meet the distribution requirements, the Company may find it necessary to arrange for short-term, or possibly long-term, borrowings or to pay dividends in the form of taxable stock dividends.

     Under certain circumstances, the Company may be able to rectify a failure to meet the distribution requirement for a year by paying "deficiency dividends" to shareholders in a later year, which may be included in the Company's deduction for dividends paid for the earlier year. Thus, the Company may be able to avoid being taxed on amounts distributed as deficiency dividends; however, the Company will be required to pay interest based upon the amount of any deduction taken for deficiency dividends.

     RECORDKEEPING REQUIREMENTS. Pursuant to applicable Treasury Regulations, the Company must comply with certain recordkeeping requirements to qualify for taxation as a REIT.

     FAILURE OF THE COMPANY TO QUALIFY AS A REIT. If the Company fails to qualify for taxation as a REIT in any taxable year and if the relief provisions do not apply, the Company will be subject to tax (including any applicable alternative minimum tax) on its taxable income at regular corporate rates. Distributions to shareholders in any year in which the Company fails to qualify will not be deductible by the Company nor will they be required to be made. As a result, the Company's failure to qualify as a REIT would significantly reduce the cash available for distribution by the Company to its shareholders. In addition, if the Company fails to qualify as a REIT, all distributions to shareholders will be taxable as ordinary income, to the extent of the Company's current and accumulated earnings and profits, and, subject to certain limitations of the Code, corporate distributees may be eligible for the dividends received deduction. Unless entitled to relief under specific statutory provisions, the Company also will be disqualified from taxation as a REIT for the four taxable years following the year during which qualification was lost. It is not possible to state whether in all circumstances the Company would be entitled to such statutory relief.

TAXATION OF TAXABLE U.S. SHAREHOLDERS OF THE COMPANY GENERALLY

     As used herein, the term "U.S. Shareholder" means a holder of Common Shares who (for United States federal income tax purposes) (i) is a citizen or resident of the United States, (ii) is a corporation, partnership, or other entity treated as a corporation or partnership for federal income tax purposes created or organized in or under the laws of the United States or of any political subdivision thereof, (iii) is an estate or trust the income of which is subject to United States federal income taxation regardless of its source or (iv) a trust whose administration is subject to the primary supervision of a United States court and which has one or more United States persons who have the authority to control all substantial decisions of the trust.

     DISTRIBUTIONS BY THE COMPANY. As long as the Company qualifies as a REIT, distributions made by the Company out of its current or accumulated earnings and profits (and not designated as capital gain dividends) will constitute dividends taxable to its taxable U.S. Shareholders as ordinary income. Such distributions will not be eligible for the dividends received deduction in the case of U.S. Shareholders that are corporations. To the extent that the Company makes distributions (not designated as capital gain dividends) in excess of its current and accumulated earnings and profits, such distributions will be treated first as a tax-free return of capital to each U.S. Shareholder, reducing the adjusted basis which such U.S. Shareholder has in its shares for tax purposes by the amount of such distribution (but not below zero), with distributions in excess of a U.S. Shareholder's adjusted basis in its shares taxable as capital gains (provided that the shares have been held as a capital asset). Dividends declared by the Company in October, November, or December of any year and payable to a shareholder of record on a specified date in any such month shall be treated as both paid by the Company and received by the shareholder on December 31 of such year, provided that the dividend is actually paid by the Company on or before January 31 of the following calendar year.

     Distributions made by the Company that are properly designated by the Company as capital gain dividends will be taxable to taxable U.S. Shareholders, who are individuals, estates or trusts, as gain from the sale or exchange of a capital asset held for more than one year (to the extent that they do not exceed the Company's actual net capital gain for the taxable year) without regard to the period for which a U.S. Shareholder has held its shares. In the event that the Company designates any portion of a dividend as a "capital gain dividend," a U.S. Shareholder's share of such capital gain dividend would be an amount which bears the same ratio to the total amount of dividends paid to such U.S. Shareholder for the year as the aggregate amount designated as a capital gain dividend bears to the aggregate amount of all dividends paid on all classes of shares for the year.

     On November 10, 1997, the IRS issued IRS Notice 97-64, which provides generally that the Company may classify portions of its designated capital gain dividend as (i) a 20% rate gain distribution (which would be taxed as long-term capital gain in the 20% group), (ii) an unrecaptured Section 1250 gain distribution (which would be taxed as long-term capital gain in the 25% group), or (iii) a 28% rate gain distribution (which would be taxed as long-term capital gain in the 28% group). (If no designation is made, the entire designated capital gain divided will be treated as a 28% rate gain distribution. For a discussion of the 20%, 25% and 28% tax rates applicable to individuals, see "-- 1997 Act Changes to Capital Gain Taxation" below.) IRS Notice 97-64 provides that a REIT must determine the maximum amounts that it may designate as 20% and 25% rate capital gain dividends by performing the computation required by the Code as if the REIT were an individual whose ordinary income were subject to a marginal tax rate of at least 28%. The Notice further provides that designations made by the REIT only will be effective to the extent that they comply with Revenue Ruling 89-91, which requires that distributions made to different classes of shares be composed proportionately of dividends of a particular type.

     Distributions that are properly designated by the Company as capital gain dividends will be taxable to taxable corporate U.S. Shareholders as long-term capital gain (to the extent that capital gains dividends do not exceed the Company's actual net capital gain for the taxable year) without regard to the period for which such corporate U.S. Shareholder has held its shares. Such corporate U.S. Shareholders may, however, be required to treat up to 20% of certain capital gain dividends as ordinary income.

     U.S. Shareholders may not include in their individual income tax returns any net operating losses or capital losses of the Company. Instead, such losses would be carried over by the Company for potential offset against future income (subject to certain limitations). Distributions made by the Company and gain arising from the sale or exchange by a U.S. Shareholder of shares will not be treated as passive activity income, and, as a result, U.S. Shareholders generally will not be able to apply any "passive losses" against such income or gain. In addition, taxable distributions from the Company generally will be treated as investment income for purposes of the investment interest limitations. Capital gain dividends and capital gains from the disposition of shares (including distributions treated as such), however, will be treated as investment income only if the U.S. Shareholder so elects, in which case such capital gains will be taxed at ordinary income rates. The Company will notify shareholders after the close of the Company's taxable year as to the portions of distributions attributable to that year that constitute ordinary income, return of capital and capital gain.

     The Company may designate (by written notice to shareholders) its retained net capital gain (i.e., net capital gain that is not actually distributed as capital gain dividends, as described above) as undistributed capital gains in respect of shareholders' shares. Pursuant to such a designation by the Company with respect to retained net capital gains, a U.S. Shareholder would include its proportionate share of such gain in income as capital gain and would be treated as having paid its proportionate share of the tax paid by the REIT with respect to the gain. The U.S. Shareholder's basis in its shares would be increased by its share of such gain and decreased by its share of such tax. With respect to such capital gain of a U.S. Shareholder that is an individual or an estate or trust, the IRS, as described below in this section, has authority to issue regulations that could apply the special tax rate applicable generally to the portion of the long-term capital gains of an individual or an estate or trust attributable to deductions for depreciation taken with respect to depreciable real property.

     SALES OF SHARES. Upon any sale or other disposition of shares, a U.S. Shareholder will recognize gain or loss for federal income tax purposes in an amount equal to the difference between (i) the amount of cash and the fair market value of any property received on such sale or other disposition and (ii) the holder's adjusted basis in such shares for tax purposes. Such gain or loss will be capital gain or loss if the shares have been held by the U.S. Shareholder as a capital asset. In the case of a U.S. Shareholder who is an individual or an estate or trust, such gain or loss will be long-term capital gain or loss, subject to a 28% tax rate, if such shares have been held for more than one year but not more than 18 months, and long-term capital gain or loss, subject to a 20% tax rate, if such shares have been held for more than 18 months. In the case of a U.S. Shareholder that is a corporation, such gain or loss will be long-term capital gain or loss if such shares have been held for more than one year. In general, any loss recognized by a U.S. Shareholder upon the sale or other disposition of shares that have been held for six months or less (after applying certain holding period rules) will be treated as a long-term capital loss, to the extent of distributions received by such U.S. Shareholder from the Company that were required to be treated as long-term capital gains. For a U.S. Shareholder that is an individual, trust or estate, the long-term capital loss would be apportioned among the applicable long-term capital gain groups to the extent it appears that distributions received by such U.S. Shareholder were previously so treated.

     1997 ACT CHANGES TO CAPITAL GAIN TAXATION. The 1997 Act altered the taxation of capital gain income. Under the 1997 Act, individuals, trusts and estates that hold certain investments for more than 18 months may be taxed at a maximum long-term capital gain rate of 20% on the sale or exchange of those investments. Individuals, trusts and estates that hold certain assets for more than one year but not more than 18 months may be taxed at a maximum long-term capital gain rate of 28% on the sale or exchange of those investments. The 1997 Act also provides a maximum rate of 25% for "unrecaptured section 1250 gain" for individuals, trusts and estates, special rules for "qualified 5-year gain," and other changes to prior law. The 1997 Act allows the IRS to prescribe regulations on how the 1997 Act's new capital gain rates will apply to sales of capital assets by "pass-through entities," which include REITs, such as the Company, and to sales of interests in "pass-through entities." For a discussion of new rules under the 1997 Act that apply to the taxation of distributions by the Company to its shareholders that are designated by the Company as "capital gain dividends," see "-- Distributions by the Company" above. Shareholders are urged to consult with their own tax advisors with respect to the new rules contained in the 1997 Act.

BACKUP WITHHOLDING FOR THE COMPANY DISTRIBUTIONS

The Company will report to its U.S. Shareholders and the IRS the amount of dividends paid during each calendar year, and the amount of tax withheld, if any. Under the backup withholding rules, a shareholder may be subject to backup withholding at the rate of 31% with respect to dividends paid unless such holder
(a) is a corporation or comes within certain other exempt categories and, when required, demonstrates this fact or (b) provides a taxpayer identification number, certifies as to no loss of exemption from backup withholding, and otherwise complies with applicable requirements of the backup withholding rules. A U.S. Shareholder that does not provide the Company with his correct taxpayer identification number may also be subject to penalties imposed by the IRS. Any amount paid as backup withholding will be creditable against the shareholder's income tax liability. In addition, the Company may be required to withhold a portion of capital gain distributions to any shareholders who fail to certify their nonforeign status to the Company. See "-- Taxation of Non-U.S. Shareholders of the Company."

TAXATION OF TAX-EXEMPT SHAREHOLDERS OF THE COMPANY

     The IRS has ruled that amounts distributed as dividends by a qualified REIT do not constitute unrelated business taxable income ("UBTI") when received by a tax-exempt entity. Based on that ruling, provided that a tax-exempt shareholder (except certain tax-exempt shareholders described below) has not held its shares as "debt financed property" within the meaning of the Code and such shares are not otherwise used in a trade or business, the dividend income from the Company will not be UBTI to a tax-exempt shareholder. Similarly, income from the sale of shares will not constitute UBTI unless such tax-exempt shareholder has held such shares as "debt financed property" within the meaning of the Code or has used the shares in a trade or business.

     For tax-exempt shareholders that are social clubs, voluntary employee benefit associations, supplemental unemployment benefit trusts, and qualified group legal services plans exempt from federal income taxation under Code Sections 501 (c)(7), (c)(9), (c)(17) and (c)(20), respectively, income from an investment in the Company will constitute UBTI unless the organization is able to properly deduct amounts set aside or placed in reserve for certain purposes so as to offset the income generated by its investment in the Company. Such shareholders should consult their own tax advisors concerning these "set aside" and reserve requirements.

     Notwithstanding the above, however, the Code provides that a portion of the dividends paid by a "pension held REIT" shall be treated as UBTI as to any trust which (i) is described in Section 401(a) of the Code, (ii) is tax-exempt under
Section 501(a) of the Code, and (iii) holds more than 10% (by value) of the interests in the REIT. Tax-exempt pension funds that are described in Section 401(a) of the Code are referred to below as "qualified trusts."

     A REIT is a "pension held REIT" if (i) it would not have qualified as a REIT but for the fact that Section 856(h)(3) of the Code provides that stock owned by qualified trusts shall be treated, for purposes of the "not closely held" requirement, as owned by the beneficiaries of the trust (rather than by the trust itself) and (ii) either (a) at least one such qualified trust holds more than 25% (by value) of the interests in the REIT or (b) one or more such qualified trusts, each of which owns more than 10% (by value) of the interests in the REIT, hold in the aggregate more than 50% (by value) of the interests in the REIT. The percentage of any REIT dividend treated as UBTI is equal to the ratio of (i) the UBTI earned by the REIT (treating the REIT as if it were a qualified trust and therefore subject to tax on UBTI) to (ii) the total gross income of the REIT. A de minimis exception applies where the percentage is less than 5% for any year. The provisions requiring qualified trusts to treat a portion of REIT distributions as UBTI will not apply if the REIT is able to satisfy the "not closely held" requirement without relying upon the "look-through" exception with respect to qualified trusts. Based on both the current ownership of shares and the limitations on transfer and ownership of shares contained in the Declaration of Trust, the Company does not expect to be classified as a "pension held REIT."

TAXATION OF NON-U.S. SHAREHOLDERS OF THE COMPANY

     The rules governing United States federal income taxation of the ownership and disposition of Common Shares by persons that are, for purposes of such taxation, nonresident alien individuals, foreign corporations, foreign partnerships or foreign estates or trusts (collectively, "Non-U.S. Shareholders") are complex, and no attempt is made herein to provide more than a brief summary of such rules. Accordingly, the discussion does not address all aspects of United States federal income tax and does not address state, local or foreign tax consequences that may be relevant to a Non-U.S. Shareholder in light of its particular circumstances. In addition, this discussion is based on current law, which is subject to change, and assumes that the Company qualifies for taxation as a REIT. Non-U.S. Shareholders should consult with their own tax advisers to determine the impact of federal, state, local and foreign income tax laws with regard to an investment in Common Shares, including any reporting requirements.

     DISTRIBUTIONS BY THE COMPANY. Distributions by the Company to a Non-U.S. Shareholder that are neither attributable to gain from sales or exchanges by the Company of United States real property interests nor designated by the Company as capital gains dividends will be treated as dividends of ordinary income to the extent that they are made out of current or accumulated earnings and profits of the Company. Such distributions ordinarily will be subject to withholding of United States federal income tax on a gross basis (that is, without allowance of deductions) at a 30% rate or such lower rate as may be specified by an applicable income tax treaty, unless the dividends are treated as effectively connected with the conduct by the Non-U.S. Shareholder of a United States trade or business. Dividends that are effectively connected with such a trade or business will be subject to tax on a net basis (that is, after allowance of deductions) at graduated rates, in the same manner as domestic shareholders are taxed with respect to such dividends, and are generally not subject to withholding. Any such dividends received by a Non-U.S. Shareholder that is a corporation may also be subject to an additional branch profits tax at a 30% rate or such lower rate as may be specified by an applicable income tax treaty. The Company expects to withhold United States income tax at the rate of 30% on the gross amount of any such distributions made to a Non-U.S. Shareholder unless
(i) a lower treaty rate applies and any required form or certification evidencing eligibility for that reduced rate is filed with the Company or (ii) the Non-U.S. Shareholder files an IRS Form 4224 with the Company claiming that the distribution is effectively connected income.

     Distributions in excess of current or accumulated earnings and profits of the Company will not be taxable to a Non-U.S. Shareholder to the extent that they do not exceed the adjusted basis of the shareholder's Common Shares but rather will reduce the adjusted basis of such Common Shares. To the extent that such distributions exceed the adjusted basis of a Non-U.S. Shareholder's Common Shares, they will give rise to gain from the sale or exchange of its Common Shares, the tax treatment of which is described below. As a result of a legislative change made by the Small Business Job Protection Act of 1996, it appears that the Company will be required to withhold 10% of any distribution in excess of the Company's current and accumulated earnings and profits. Consequently, although the Company intends to withhold at a rate of 30% on the entire amount of any distribution (or a lower applicable treaty rate), to the extent that the Company does not do so, any portion of a distribution not subject to withholding at a rate of 30% (or a lower applicable treaty rate) will be subject to withholding at a rate of 10%. However, the Non-U.S. Shareholder may seek a refund of such amounts from the IRS if it subsequently determined that such distribution was, in fact, in excess of current or accumulated earnings and profits of the Company, and the amount withheld exceeded the Non-U.S. Shareholder's United States tax liability, if any.

     Distributions to a Non-U.S. Shareholder that are designated by the Company at the time of distribution as capital gains dividends (other than those arising from the disposition of a United States real property interest) generally will not be subject to United States federal income taxation unless (i) the investment in the Common Shares is effectively connected with the Non-U.S. Shareholder's United States trade or business, in which case the Non-U.S. Shareholder will be subject to the same treatment as domestic shareholders with respect to such gain (except that a shareholder that is a foreign corporation may also be subject to the 30% branch profits tax, as discussed above) or (ii) the Non-U.S. Shareholder is a nonresident alien individual who is present in the United States for 183 days or more during the taxable year and has a "tax home" in the United States, in which case the nonresident alien individual will be subject to a 30% tax on the individual's capital gains.

     Under the Foreign Investment in Real Property Tax Act ("FIRPTA"), taxable distributions to a Non-U.S. Shareholder that are attributable to gain from sales or exchanges by the Company of United States real property interests (whether or not designated as a capital gain dividend) will cause the Non-U.S. Shareholder to be treated as recognizing such gain as income effectively connected with a United States trade or business. Non-U.S. Shareholders would thus generally be taxed at the same rates applicable to domestic shareholders (subject to a special alternative minimum tax in the case of nonresident alien individuals). Also, such gain may be subject to a 30% branch profits tax in the hands of a Non-U.S. Shareholder that is a corporation, as discussed above. The Company is required to withhold 35% of any such distribution. That amount is creditable against the Non-U.S. Shareholder's United States federal income tax liability.

     Although the law is not entirely clear on the matter, it appears that amounts designated by the Company pursuant to the 1997 Act as undistributed capital gains in respect of shareholders' shares (see "-- Requirements for Qualification as a REIT -- Annual Distribution Requirements Applicable to REITs" above) would be treated with respect to Non-U.S. Shareholders in the manner outlined in the preceding two paragraphs for actual distributions by the Company of capital gain dividends. Under that approach, the Non-U.S. Shareholders would be able to offset as a credit against their United States federal income tax liability resulting therefrom their proportionate share of the tax paid by the Company on such undistributed capital gains (and to receive from the IRS a refund to the extent their proportionate share of such tax paid by the Company were to exceed their actual United States federal income tax liability).

     SALE OF COMMON SHARES. Gain recognized by a Non-U.S. Shareholder upon the sale or exchange of Common Shares (including a redemption of Common Shares that is not treated as a dividend) generally will not be subject to United States taxation unless such shares constitute a "United States real property interest" within the meaning of FIRPTA. The Common Shares will not constitute a "United States real property interest" so long as the Company is a "domestically controlled REIT." A "domestically controlled REIT" is a REIT in which at all times during a specified testing period less than 50% in value of its stock is held directly or indirectly by Non-U.S. Shareholders. Notwithstanding the foregoing, gain from the sale or exchange of Common Shares not otherwise subject to FIRPTA will be taxable to a Non-U.S. Shareholder if (i) the investment in the Common Shares is effectively connected with the Non-U.S. Shareholder's United States trade or business, in which case the Non-U.S. Shareholder will be subject to the same treatment as domestic shareholders with respect to such gain (in addition, a shareholder that is a foreign corporation may also be subject to the 30% branch profits tax, as discussed above) or (ii) the Non-U.S. Shareholder is a nonresident alien individual who is present in the United States for 183 days or more during the taxable year and has a "tax home" in the United States, in which case the nonresident alien individual will be subject to a 30% tax on the individual's capital gains.

     The Company believes that it will continue to be a "domestically controlled REIT," and therefore that the sale of Common Shares will not be subject to taxation under FIRPTA. However, because the Common Shares are publicly traded, no assurance can be given that the Company will continue to be a "domestically controlled REIT." If the Company fails to qualify as a "domestically controlled REIT," gain arising from the sale or exchange by a Non-U.S. Shareholder of Common Shares still would not be subject to United States taxation under FIRPTA as a sale of a "United States real property interest" if (i) the class or series of shares being sold is "regularly traded" (as defined by applicable Treasury Regulations) on an established securities market (e.g., the New York Stock Exchange) and (ii) the selling Non-U.S. Shareholder held 5% or less of the value of the outstanding class or series of shares being sold at all times during a specified testing period. If gain on the sale or exchange of Common Shares were subject to taxation under FIRPTA, the Non-U.S. Shareholder would be subject to regular United States income tax with respect to such gain in the same manner as a U.S. Shareholder (subject to any applicable alternative minimum tax and any special alternative minimum tax in the case of nonresident alien individuals), and the purchaser of the Common Shares would be required to withhold and remit to the IRS 10% of the purchase price.

     BACKUP WITHHOLDING TAX AND INFORMATION REPORTING. Backup withholding tax (which generally is a withholding tax imposed at the rate of 31% on certain payments to persons that fail to furnish certain information under the United States information reporting requirements) and information reporting will generally not apply to distributions paid to Non-U.S. Shareholders outside the United States that are treated as (i) dividends subject to the 30% (or lower treaty rate) withholding tax discussed above, (ii) capital gains dividends or
(iii) distributions attributable to gain from the sale or exchange by the Company of United States real property interests. As a general matter, backup withholding and information reporting will not apply to a payment of the proceeds of a sale of Common Shares by or through a foreign office of a foreign broker. Information reporting (but not backup withholding) will apply, however, to a payment of the proceeds of a sale of Common Shares by a foreign office of a broker that (a) is a United States person, (b) derives 50% or more of its gross income for certain periods from the conduct of a trade or business in the United States or (c) is a "controlled foreign corporation" (generally, a foreign corporation controlled by United States shareholders) for United States tax purposes unless the broker has documentary evidence in its records that the holder is a Non-U.S. Shareholder and certain other conditions are met, or the shareholder otherwise establishes an exemption. Payment to or through a United States office of a broker of the proceeds of a sale of Common Shares is subject to both backup withholding and information reporting unless the shareholder certifies under penalty of perjury that the shareholder is a Non-U.S. Shareholder or otherwise establishes an exemption. A Non-U.S. Shareholder may obtain a refund of any amounts withheld under the backup withholding rules by filing the appropriate claim for refund with the IRS.

     The United States Treasury Department has recently finalized regulations regarding the withholding and information reporting rules discussed above. In general, these regulations do not alter the substantive withholding and information reporting requirements but unify certification procedures and forms and clarify and modify reliance standards. Pursuant to IRS Notice 98-16, these regulations generally are effective for payments made after December 31, 1999, subject to certain transition rules. Valid withholding certificates that are held on December 31, 1999 will remain valid until the earlier of December 31, 2000 or the date of expiration of the certificate under rules currently in effect (unless otherwise invalidated due to changes in the circumstances of the person whose name is on such certificate). A Non-U.S. Shareholder should consult its own advisor regarding the effect of the new Treasury Regulations.

TAX ASPECTS OF THE COMPANY'S OWNERSHIP OF INTERESTS IN THE ZML OPPORTUNITY PARTNERSHIPS, THE OPERATING PARTNERSHIP AND THE SUBSIDIARY PARTNERSHIPS

     GENERAL. Substantially all of the Company's investments are held indirectly through the ZML Opportunity Partnerships and the Operating Partnership. In general, partnerships are "pass-through" entities which are not subject to federal income tax. Rather, partners are allocated their proportionate shares of the items of income, gain, loss, deduction and credit of a partnership, and are potentially subject to tax thereon, without regard to whether the partners receive a distribution from the partnership. The Company will include in its income its proportionate share of the foregoing partnership items for purposes of the various REIT income tests and in the computation of its REIT taxable income. Moreover, for purposes of the REIT asset tests, the Company will include its proportionate share of assets held through the ZML Opportunity Partnerships and the Operating Partnership. See "-- Requirements for Qualification as a REIT -- Ownership of Partnership Interests by a REIT."

     ENTITY CLASSIFICATION. The Company believes that each of the ZML Opportunity Partnerships and the Operating Partnership will be treated as a partnership for federal income tax purposes (and not as an association taxable as a corporation). If any of the ZML Opportunity Partnerships, the Operating Partnership, or the Subsidiary Partnerships were treated as an association, the entity would be taxable as a corporation and therefore would be subject to an entity level tax on its income. In such a situation, the character of the Company's assets and items of gross income would change and would preclude the Company from qualifying as a REIT (see "-- Requirements for Qualification as a REIT -- Asset Tests Applicable to REITs" and "-- Income Tests Applicable to REITs"). The same result could occur if any limited liability company failed to qualify for treatment as a partnership (or were not disregarded for federal income tax purposes).

     Prior to January 1, 1997, an organization formed as a partnership or a limited liability company was treated as a partnership for federal income tax purposes rather than as a corporation only if it had no more than two of the four corporate characteristics that the Treasury Regulations in effect at that time used to distinguish a partnership from a corporation for tax purposes. These four characteristics were (i) continuity of life, (ii) centralization of management, (iii) limited liability and (iv) free transferability of interests. Under final Treasury Regulations which became effective January 1, 1997, the four factor test has been eliminated and an entity formed as a partnership or as a limited liability company will be taxed as a partnership for federal income tax purposes, unless it specifically elects otherwise. The Treasury Regulations provide that the IRS will not challenge the classification of an existing partnership or limited liability company for tax periods prior to January 1, 1997 so long as (1) the entity had a reasonable basis for its claimed classification, (2) the entity and all its members recognized the federal income tax consequences of any changes in the entity's classification within the 60 months prior to January 1, 1997, and (3) neither the entity nor any member of the entity had been notified in writing on or before May 8, 1996 that the classification of the entity was under examination by the IRS.

     PARTNERSHIP ALLOCATIONS. Although a partnership agreement will generally determine the allocation of income and loss among partners, such allocations will be disregarded for tax purposes if they do not comply with the provisions of Section 704(b) of the Code and the Treasury Regulations promulgated thereunder. Generally, Section 704(b) and the Treasury Regulations promulgated thereunder require that partnership allocations respect the economic arrangement of the partners.

     If an allocation is not recognized for federal income tax purposes, the item subject to the allocation will be reallocated in accordance with the partners' interests in the partnership, which will be determined by taking into account all of the facts and circumstances relating to the economic arrangement of the partners with respect to such item. The allocations of taxable income and loss provided for in the ZML Opportunity Partnership and the Operating Partnership agreements are intended to comply with the requirements of Section 704(b) of the Code and the Treasury Regulations promulgated thereunder.

     TAX ALLOCATIONS WITH RESPECT TO THE PROPERTIES. Pursuant to Section 704(c) of the Code, income, gain, loss and deduction attributable to appreciated or depreciated property that is contributed to a partnership in exchange for an interest in the partnership must be allocated in a manner such that the contributing partner is charged with, or benefits from, respectively, the unrealized gain or unrealized loss associated with the property at the time of the contribution. The amount of such unrealized gain or unrealized loss is generally equal to the difference between the fair market value of contributed property at the time of contribution and the adjusted tax basis of such property at such time (a "Book-Tax Difference"). Such allocations are solely for federal income tax purposes and do not affect the book capital accounts or other economic or legal arrangements among the partners. Under Treasury Regulations promulgated under Section 704 of the Code, similar rules apply when a partnership elects to "revalue" its assets in certain situations, such as when a contribution of property is made to a partnership by a new partner.

     Treasury Regulations under Section 704(c) of the Code provide partnerships with a choice of several methods of accounting for Book-Tax Differences, including retention of the "traditional method" or the election of certain alternative methods which would permit any distortions caused by a Book-Tax Difference to be entirely rectified on an annual basis or with respect to a specific taxable transaction such as a sale. The Operating Partnership and the Company have determined to use the "traditional method" of accounting for Book-Tax Differences with respect to the properties initially contributed to the Operating Partnership in connection with its formation or subsequently acquired by merger or contribution.

     Based on the foregoing, in general, if any asset contributed to or revalued by the Operating Partnership is determined to have a fair market value which is greater than its adjusted tax basis, certain partners of the Operating Partnership (including, as to certain Properties, the Company) will be allocated lower amounts of depreciation deductions for tax purposes by the Operating Partnership and increased taxable income and gain on sale. Such allocations will tend to eliminate the Book-Tax Difference over the life of the Operating Partnership. However, the special allocation rules of Section 704(c) of the Code do not always entirely rectify the Book-Tax Difference on an annual basis or with respect to a specific transaction such as a sale. Thus, the Company may be allocated lower depreciation and other deductions, and possibly greater amounts of taxable income in the event of a sale of contributed assets, and such amounts may be in excess of the economic or book income allocated to it as a result of such sale. Such an allocation might cause the Company to recognize taxable income in excess of cash proceeds, which might adversely affect the Company's ability to comply with the REIT distribution requirements. See "-- Requirements for Qualification as a REIT -- Annual Distribution Requirements Applicable to REITs."

OTHER TAX CONSEQUENCES FOR THE COMPANY, ITS SHAREHOLDERS AND THE NONCONTROLLED SUBSIDIARIES

     The Company and its shareholders may be subject to state or local taxation in various state or local jurisdictions, including those in which it or they transact business or reside. The state and local tax treatment of the Company and its shareholders may not conform to the federal income tax consequences discussed above. Consequently, prospective shareholders should consult their own tax advisors regarding the effect of state and local tax laws on an investment in the Company.

     A portion of the cash to be used by the Company to fund distributions is expected to come from the Noncontrolled Subsidiaries through payments of dividends on the shares of such Corporations held by the Operating Partnership. The Noncontrolled Subsidiaries pay federal and state income tax at the full applicable corporate rates. To the extent that the

Noncontrolled Subsidiaries are required to pay federal, state or local taxes, the cash otherwise available for distribution by the Company to shareholders will be reduced accordingly.

ITEM 2.  PROPERTIES

GENERAL

     The Company's portfolio (based on revenue and square footage) is the largest portfolio of office properties of any publicly traded, full-service office company in the United States. As of December 31, 1997, the Company owned or had an interest in 258 Office Properties containing approximately 65.3 million rentable square feet of office space and owned 17 Parking Facilities containing approximately 16,749 parking spaces. The Office Properties are located in 78 submarkets in 39 markets in 24 states and the District of Columbia. The Office Properties, by rentable square feet, are located approximately 50% in central business districts and approximately 50% in suburban markets. As of December 31, 1997, the Office Properties were, on a weighted average basis, 94% occupied by a total of 5,676 tenants, with no single tenant accounting for more than 1.6% of annualized rent (except for the U.S. General Services Administration, which accounted for 3.6% of annualized rent). An additional 735,700 square feet (approximately 1.1% of the rentable square footage of the Office Properties) was leased, with occupancy to commence in whole or in part during 1998.

     All Property data is as of December 31, 1997.

                           OFFICE PROPERTIES BY REGION

                                              PERCENTAGE                                                     ANNUALIZED
                                               OF TOTAL                                                          NET
                                                OFFICE                                 PERCENTAGE             EFFECTIVE   ANNUALIZED
                                               PORTFOLIO                                   OF                 RENT PER     RENT PER
                      NUMBER       RENTABLE    RENTABLE                  ANNUALIZED     PORTFOLIO    NUMBER   OCCUPIED     OCCUPIED
                        OF          SQUARE      SQUARE     PERCENTAGE       RENT       ANNUALIZED      OF      SQUARE       SQUARE
REGION              PROPERTIES       FEET        FEET       OCCUPIED     ($000S)(1)       RENT       LEASES    FOOT(2)      FOOT(1)
------              ----------       ----        ----       --------     ----------       ----       ------    -------      -------

Northeast               83       17,707,551      27.1%       95.8%     $  436,121        32.5%       1,395     $14.65       $25.72
Central                 31       13,302,501      20.3        91.4         277,477        20.5        1,152      10.80
                                                                                                                             22.83
Pacific                 43        9,703,180      14.9        92.1         210,402        15.7          673      13.50
                                                                                                                             23.54
West                    32        8,794,095      13.5        95.3         154,376        11.5        1,069      10.41        18.41
Southeast               51        8,664,171      13.3        96.5         156,776        11.7          712      11.11        18.75
Southwest               18        7,120,292      10.9        92.2         108,416         8.1          675       8.60        16.51
                       ---       ----------      ----                  ----------        ----        -----     ------       ------
  Total/Weighted
    Average            258       65,291,790     100.0%       94.0%     $1,343,568       100.0%       5,676     $11.99       $21.90
                       ===       ==========     =====                  ==========       =====        =====

(1) Annualized Rent is the monthly contractual rent under existing leases as of December 31, 1997 multiplied by 12. This amount reflects total rent before any rent abatements and includes expense reimbursements, which may be estimates. Total rent abatements for leases in effect as of December 31, 1997 for the 12 months ending December 31, 1998 are approximately $9.5 million.

(2) Annualized Net Effective Rent is calculated for leases in effect as of December 31, 1997 as follows: Annualized Rent, calculated as described above, was reduced by the estimated operating expenses per square foot, based on 1997 actual operating expense for Properties owned as of January 1, 1997 and based on the Company's estimate of annual operating expense for Properties acquired subsequent to January 1, 1997.

                     OFFICE PROPERTY MARKETS AND SUBMARKETS

                           OFFICE PROPERTY STATISTICS

                                                      PERCENTAGE                                              ANNUALIZED
                                                       OF TOTAL                                                   NET
                                                        OFFICE                           PERCENTAGE            EFFECTIVE  ANNUALIZED
                                                       PORTFOLIO                             OF                RENT PER    RENT PER
                                  NUMBER    RENTABLE   RENTABLE              ANNUALIZED   PORTFOLIO   NUMBER   OCCUPIED    OCCUPIED
OFFICE PROPERTIES                   OF       SQUARE     SQUARE   PERCENTAGE     RENT     ANNUALIZED     OF      SQUARE      SQUARE
(MARKET, SUBMARKET)             PROPERTIES    FEET       FEET     OCCUPIED   ($000S)(1)     RENT      LEASES    FOOT(2)     FOOT(1)
-------------------             ----------    ----       ----     --------   ----------     ----      ------    -------     -------
NORTHEAST REGION
Stamford, CT
   Shelton                          1       159,848      0.2%       96.2%    $  2,297       0.2%      12       $ 8.57     $14.93
   Stamford                         7     1,651,856      2.5        98.1       40,859       3.0      118        14.60      25.23
Washington, D.C.
   Central Business District        3       722,920      1.1        98.8       21,395       1.6       66        18.35      29.97
   East End                         1       247,014      0.4        90.8        6,491       0.5       19        15.18      28.92
   Alexandria/Old Town              1        68,770      0.1       100.0        1,619       0.1       10        15.14      23.54
   Crystal City                     2       896,003      1.4       100.0       24,728       1.8        6        20.25      27.60
   Fairfax Center                   3       585,640      0.9        97.7        9,747       0.7       48         9.30      17.04
   Herndon/Dulles                   1       124,319      0.2       100.0        3,312       0.2        1        19.94      26.64
   Reston                           3       726,045      1.1       100.0       19,882       1.5       82        17.57      27.38
   Rosslyn/Ballston                 2       672,257      1.0        99.9       16,699       1.2       39        15.94      24.88
   Tyson's Corner                   2       420,674      0.6        99.6        8,724       0.6       17        13.49      20.83
Boston
   Downtown-Financial District     13     4,896,223      7.5        92.8      142,685      10.6      383        16.79      31.41
   Downtown-Government Center       1       637,002      1.0        93.7       15,089       1.1       82        11.36      25.29
   East Cambridge                   4       472,647      0.7        99.7       11,753       0.9        9        13.66      24.94
   Northwest                       15     1,144,813      1.8        93.9      20, 673       1.5       96        10.25      19.23
   South                            1       165,851      0.3        95.7        3,269       0.2       17         9.53      20.60
   West                             8       638,229      1.0        98.4       16,022       1.2       86        16.19      25.51
New York City
   Midtown                          1       562,567      0.9       100.0       16,687       1.2       28        16.50      29.66
Philadelphia
   Conshohocken                     1       254,355      0.4        99.8        6,229       0.5       43        16.41      24.55
   Center City                      2     1,506,836      2.3        89.8       27,809       2.1      114        10.05      20.54
   King of Prussia/Valley Forge     2       314,076      0.5        98.8        5,822       0.4       25        11.60      18.76
   Main Line                        3       142,493      0.2        96.4        2,617       0.2       16        13.09      19.05
   Plymouth Meeting/Blue Bell       5       293,837      0.5        99.5        5,346       0.4       24        11.78      18.28

                                                      PERCENTAGE                                              ANNUALIZED
                                                       OF TOTAL                                                   NET
                                                        OFFICE                           PERCENTAGE            EFFECTIVE  ANNUALIZED
                                                       PORTFOLIO                             OF                RENT PER    RENT PER
                                  NUMBER    RENTABLE   RENTABLE              ANNUALIZED   PORTFOLIO   NUMBER   OCCUPIED    OCCUPIED
OFFICE PROPERTIES                   OF       SQUARE     SQUARE   PERCENTAGE     RENT     ANNUALIZED     OF      SQUARE      SQUARE
(MARKET, SUBMARKET)             PROPERTIES    FEET       FEET     OCCUPIED   ($000S)(1)     RENT      LEASES    FOOT(2)     FOOT(1)
-------------------             ----------    ----       ----     --------   ----------     ----      ------    -------     -------
Norfolk
      Norfolk                       1       403,276         0.6       96.2       6,367        0.5         54      8.55       16.42
                                   --    ----------        ----       ----    --------       ----      -----    ------     -------
      NORTHEAST REGION
      TOTAL/WEIGHTED AVERAGE       83    17,707,551        27.1%      95.8%   $436,121       32.5%     1,395    $14.65     $ 25.72
CENTRAL REGION
Chicago
   Downtown -- Central Loop         4     3,231,284         4.9%      90.1%   $ 65,004        4.8%       283    $ 8.39     $ 22.33
   Downtown -- West Loop            4     3,405,054         5.2       91.5      82,678        6.2        366     11.63       26.54
   O'Hare                           5       928,272         1.4       94.2      18,364        1.4         74      9.04       21.01
   East-West Corridor               7     2,104,383         3.2       89.7      48,612        3.6        176     15.49       25.76
   Lake County                      5       546,263         0.8       84.6       9,656        0.7         40     11.21       20.90
Indianapolis
   Downtown                         2     1,057,877         1.6       93.3      18,650        1.4         83      9.77       18.89
Cleveland
   Downtown                         1     1,242,144         1.9       94.0      18,767        1.4         37      7.32       16.07
Columbus
   Downtown                         1       407,472         0.6       92.6       8,911        0.7         30     15.12       23.60
   Suburban                         2       379,752         0.6       98.1       6,835        0.5         63     11.02       18.34
     CENTRAL REGION
     TOTAL/WEIGHTED AVERAGE        31    13,302,501        20.3%      91.4%   $277,477       20.5%     1,152    $10.80     $ 22.83
PACIFIC REGION
Los Angeles
   Downtown                         2     1,896,243         2.9%      87.2%   $ 38,048        2.8%        69    $11.72     $ 23.00
   Pasadena                         2       439,367         0.7       90.9      10,849        0.8         32     15.93       27.18
   Westwood                         2     1,084,437         1.7       84.1      28,458        2.1         78     16.51       31.19
Orange County
   Central Orange                   2       657,512         1.0       97.6      11,467        0.9         76     10.40       17.88
   Irvine/Airport                   2       586,544         0.9       95.7      11,851        0.9         72     11.99       21.11
San Diego
   University Town Center           6       823,418         1.3       95.8      18,637        1.4        107     15.33       23.62
San Francisco
   Downtown                         5     2,914,093         4.5       94.0      70,164        5.2        209     13.86       25.63

                                                      PERCENTAGE                                              ANNUALIZED
                                                       OF TOTAL                                                   NET
                                                        OFFICE                           PERCENTAGE            EFFECTIVE  ANNUALIZED
                                                       PORTFOLIO                             OF                RENT PER    RENT PER
                                  NUMBER    RENTABLE   RENTABLE              ANNUALIZED   PORTFOLIO   NUMBER   OCCUPIED    OCCUPIED
OFFICE PROPERTIES                   OF       SQUARE     SQUARE   PERCENTAGE     RENT     ANNUALIZED     OF      SQUARE      SQUARE
(MARKET, SUBMARKET)             PROPERTIES    FEET       FEET     OCCUPIED   ($000S)(1)     RENT      LEASES    FOOT(2)     FOOT(1)
-------------------             ----------    ----       ----     --------   ----------     ----      ------    -------     -------

San Jose
   Mountain View                   12       726,508      1.1         100.0      13,509        1.0       12        15.52      18.59
   Santa Clara                      7       400,058      0.6          84.6       4,200        0.3       15         7.15      12.40
   Sunnyvale                        3       175,000      0.3         100.0       3,219        0.2        3        16.24      18.40
                                   --       -------      ---                    ------        ---       --
      PACIFIC REGION
     TOTAL/WEIGHTED AVERAGE        43     9,703,180     14.9%         92.1%   $210,402       15.7%     673       $13.50     $23.54
WEST REGION
Anchorage
   Midtown                          2       190,599      0.3%        100.0%   $  3,505        0.3%      39         9.73      18.39
Phoenix
   Central Corridor                 2       605,295      0.9          98.8       7,431        0.6       13        11.60      12.43
Minneapolis
   Downtown                         1       589,432      0.9          97.1      15,065        1.1       29         9.92      26.32
Denver
   Southeast                        3       671,659      1.0          92.5      11,231        0.8       53         9.46      18.09
St. Louis
   Mid County                       1       339,163      0.5         100.0       7,559        0.6       33        12.63      22.29
Albuquerque
   Downtown                         1       230,022      0.4          93.6       3,324        0.2       32         7.20      15.44
Oklahoma City
   Northwest                        3       261,324      0.4          87.0       2,059        0.2      104         3.94       9.06
Portland
   Downtown                         1       368,018      0.6          95.7       6,028        0.4       48         9.79      17.12
Dallas
   LBJ/Quorum Plaza                 3     1,133,436      1.7          95.5      18,746        1.4      120         9.12      17.32
   Central                          1       283,707      0.4          87.1       4,159        0.3       41         7.95      16.82
   North Central Expressway         1       379,556      0.6          91.0       4,895        0.4       70         6.21      14.17
   Preston Center                   4       721,351      1.1          91.5      13,062        1.0      142        11.89      19.79
Ft. Worth
   W/SW Fort Worth                  2       239,095      0.4          94.3       2,705        0.2       63         5.72      11.99
Seattle
   Bellevue                         2       755,570      1.2          95.9      15,041        1.1       99        12.54      20.76
   Central Business District        5     2,025,868      3.1          97.9      39,565        2.9      183        12.61      19.95
                                          =========      ===                    ======        ===      ===
      WEST REGION
     TOTAL/WEIGHTED AVERAGE        32     8,794,095     13.5%         95.3%   $154,376       11.5%   1,069       $10.41     $18.41

                                                      PERCENTAGE                                              ANNUALIZED
                                                       OF TOTAL                                                   NET
                                                        OFFICE                           PERCENTAGE            EFFECTIVE  ANNUALIZED
                                                       PORTFOLIO                             OF                RENT PER    RENT PER
                                  NUMBER    RENTABLE   RENTABLE              ANNUALIZED   PORTFOLIO   NUMBER   OCCUPIED    OCCUPIED
OFFICE PROPERTIES                   OF       SQUARE     SQUARE   PERCENTAGE     RENT     ANNUALIZED     OF      SQUARE      SQUARE
(MARKET, SUBMARKET)             PROPERTIES    FEET       FEET     OCCUPIED   ($000S)(1)     RENT      LEASES    FOOT(2)     FOOT(1)
-------------------             ----------    ----       ----     --------   ----------     ----      ------    -------     -------
SOUTHEAST REGION
Ft. Lauderdale
   Downtown                         1       225,500         0.3       99.0%   $  6,078        0.5     21       $ 17.50    $  27.22
Orlando
   Central Business District        1       640,385         1.0       94.4      15,120        1.1     46         14.06       25.00
Palm Beach County, FL
   West Palm Beach                  1       215,104         0.3       90.2       3,811        0.3     36          9.36       19.64
Sarasota
   Downtown                         1       247,891         0.4       90.5       4,145        0.3     35          9.93       18.48
Tampa
   Westshore/Airport                2       470,331         0.7       98.1       8,311        0.6     57         10.19       18.01
Atlanta
   Central Perimeter               39     4,268,457         6.5       96.8      74,280        5.5    385         10.74       17.97
   Midtown                          1       770,840         1.2       97.1      16,803        1.3     24         14.66       22.46
   Northwest                        2       641,263         1.0       95.1      12,551        0.9     42         13.12       20.57
Charlotte
   Uptown                           1       581,666         0.9      100.0       6,897        0.5      9          6.50       11.86
Raleigh/Durham
   South Durham                     1       181,221         0.3       93.4       3,142        0.2     36         10.66       18.56
Nashville
   Downtown                         1       421,513         0.6       97.9       5,637        0.4     21          6.43       13.66
                                   --     ---------        ----               --------       ----    ---
     SOUTHEAST REGION
     TOTAL/WEIGHTED AVERAGE        51     8,664,171        13.3%      96.5%   $156,776       11.7%   712       $ 11.11    $  18.75

                                                      PERCENTAGE                                              ANNUALIZED
                                                       OF TOTAL                                                   NET
                                                        OFFICE                           PERCENTAGE            EFFECTIVE  ANNUALIZED
                                                       PORTFOLIO                             OF                RENT PER    RENT PER
                                  NUMBER    RENTABLE   RENTABLE              ANNUALIZED   PORTFOLIO   NUMBER   OCCUPIED    OCCUPIED
OFFICE PROPERTIES                   OF       SQUARE     SQUARE   PERCENTAGE     RENT     ANNUALIZED     OF      SQUARE      SQUARE
(MARKET, SUBMARKET)             PROPERTIES    FEET       FEET     OCCUPIED   ($000S)(1)     RENT      LEASES    FOOT(2)     FOOT(1)
-------------------             ----------    ----       ----     --------   ----------     ----      ------    -------     -------
SOUTHWEST REGION
New Orleans
   Central Business District        2       1,164,871       1.8%      85.8%   $ 16,081      1.2%        59     $  8.38    $  16.08
   Metairie/E. Jefferson            3       1,192,828       1.8       94.8      17,359      1.3        188        9.07       15.36
Austin
   Central Business District        3       1,423,948       2.2       93.8      26,064      1.9        122        9.39       19.52
Houston
   Galleria/West Loop               1         959,466       1.5       93.6      14,803      1.1        125        8.63       16.49
   North/North Belt                 2         402,709       0.6       97.2       5,444      0.4         26        6.85       13.91
   North Loop/Northwest             3         797,971       1.2       88.8      10,702      0.8         53        7.41       15.10
   West                             1         574,216       0.9       97.6      10,287      0.8         24       11.13       18.36
San Antonio
   Airport                          1         194,398       0.3       88.7       2,511      0.2         18        6.59       14.57
   Northwest                        2         409,885       0.6       89.9       5,166      0.4         60        6.48       14.01
     SOUTHWEST REGION
     TOTAL/WEIGHTED AVERAGE        18       7,120,292      10.9%      92.2% $  108,416      8.1%       675     $  8.60    $  16.51
                                   --      ----------      ----             ----------      ---        ---
PORTFOLIO TOTAL/WEIGHTED
  AVERAGE                          258     65,291,790     100.0%      94.0% $1,343,568    100.0%     5,676     $ 11.99    $  21.90
                                   ===     ==========     =====             ==========    =====      =====

(1) Annualized Rent is the monthly contractual rent under existing leases as of December 31, 1997 multiplied by 12. This amount reflects total rent before any rent abatements and includes expense reimbursements, which may be estimates. Total rent abatements for leases in effect as of December 31, 1997, for the 12 months ending December 31, 1998, are approximately $9.5 million.

(2) Annualized Net Effective Rent is calculated for leases in effect as of December 31, 1997, as follows: Annualized Rent, calculated as described above, was reduced by the estimated operating expenses per square foot, based on 1997 actual operating expenses for Properties owned as of January 1, 1997, and based on the Company's estimate of annual operating expenses for Properties acquired subsequent to January 1, 1997.

     The following table sets forth certain information relating to each Office Property as of December 31, 1997.

                                                          PERCENTAGE                                           ANNUALIZED
                                                           OF TOTAL                                                NET
                                                            OFFICE                          PERCENTAGE          EFFECTIVE ANNUALIZED
                                                           PORTFOLIO                            OF              RENT PER   RENT PER
                            NUMBER               RENTABLE  RENTABLE             ANNUALIZED   PORTFOLIO  NUMBER  OCCUPIED   OCCUPIED
                              OF     YEAR/BUILT   SQUARE    SQUARE  PERCENTAGE     RENT     ANNUALIZED    OF     SQUARE     SQUARE
PROPERTY                  PROPERTIES  RENOVATED    FEET      FEET    OCCUPIED   ($000S)(1)     RENT     LEASES   FOOT(2)    FOOT(1)
--------                  ----------  ---------    ----      ----    --------   ----------     ----     ------   -------    -------
NORTHEAST REGION
Stamford, CT
   Shelton
     Shelton Point               1    1985/93     159,848      0.2%      96.2%    $ 2,297        0.2%     12     $   8.90   $  14.93
   Stamford
     One Stamford Plaza          1    1986/94     212,244      0.3      100.0       5,450        0.4      12        14.99      25.68
     Two Stamford Plaza          1    1986/94     253,020      0.4       97.4       6,787        0.5      20        16.44      27.53
     Three Stamford Plaza        1    1980/94     241,575      0.4       97.3       5,063        0.4      16        11.64      21.53
     Four Stamford Plaza         1    1979/94     260,581      0.4       95.9       5,031        0.4       9        11.01      20.14
     177 Broad Street            1       1989     187,573      0.3       95.5       4,343        0.3      16        14.00      24.24
     300 Atlantic Street         1    1987/96     272,458      0.4      100.0       7,287        0.5      26        15.49      26.75
     Canterbury Green (3)        1       1987     224,405      0.3      100.0       6,899        0.5      19        20.82      30.74
Washington, D.C
   Central Business District
     1111 19th Street            1    1979/93     252,014      0.4       98.8       7,248        0.5      30        17.99      29.11
     1620 L Street               1       1989     156,272      0.2       98.0       4,360        0.3      16        18.26      28.46
     One Lafayette Centre        1    1980/93     314,634      0.5       99.1       9,788        0.7      20        19.21      31.39
   East End
     1333 H Street               1       1982     247,014      0.4       90.8       6,491        0.5      19        16.71      28.92
   Alexandria/Old Town
     1600 Duke Street            1       1985      68,770      0.1      100.0       1,619        0.1      10        15.14      23.54
   Crystal City
     Polk and Taylor
       Buildings (4)(5)          2       1970     896,003      1.4      100.0      24,728        1.8       6        20.25      27.60
   Fairfax Center
     Centerpointe I & II         2    1988-90     407,723      0.6       99.8       7,124        0.5      15         9.74      17.50
     Fair Oaks Plaza             1       1986     177,917      0.3       92.7       2,623        0.2      33         8.97      15.91
   Herndon/Dulles
     Northridge I                1       1988     124,319      0.2      100.0       3,312        0.2       1        19.94      26.64

                                                          PERCENTAGE                                           ANNUALIZED
                                                           OF TOTAL                                                NET
                                                            OFFICE                          PERCENTAGE          EFFECTIVE ANNUALIZED
                                                           PORTFOLIO                            OF              RENT PER   RENT PER
                            NUMBER               RENTABLE  RENTABLE             ANNUALIZED   PORTFOLIO  NUMBER  OCCUPIED   OCCUPIED
                              OF     YEAR/BUILT   SQUARE    SQUARE  PERCENTAGE     RENT     ANNUALIZED    OF     SQUARE     SQUARE
PROPERTY                  PROPERTIES  RENOVATED    FEET      FEET    OCCUPIED   ($000S)(1)     RENT     LEASES   FOOT(2)    FOOT(1)
--------                  ----------  ---------    ----      ----    --------   ----------     ----     ------   -------    -------
   Reston
     Reston Town Center          3       1990     726,045      1.1      100.0      19,882        1.5      82        17.57      27.38
   Rosslyn/Ballston
     1300 North 17th Street      1       1980     379,199      0.6       99.7       9,600        0.7      25        16.83      25.38
     1616 N. Fort Myer Drive     1       1974     293,058      0.4      100.0       7,099        0.5      14        14.84      24.22
   Tyson's Corner
     E. J. Randolph              1       1983     165,116      0.3       98.9       3,570        0.3      15        13.92      21.86
     John Marshall I             1       1981     255,558      0.4      100.0       5,153        0.4       2        13.30      20.16
Boston
   Downtown - Financial District
     150 Federal Street          1       1988     529,730      0.8      100.0      18,158        1.4      22        21.48      34.28
     175 Federal Street          1       1977     207,366      0.3       92.2       4,693        0.3      31        12.96      24.54
     2 Oliver Street-147 Milk
       Street                    1       1988     270,302      0.4       92.8       4,637        0.3      48        11.94      18.48
     225 Franklin Street         1    1966/96     938,632      1.4       99.4      34,222        2.5      20        21.12      36.68
     28 State Street (6)         1    1968/97     570,040      0.9       57.8      11,067        0.8      12        23.68      33.60
     75-101 Federal Street (4)(7 2       1988     810,963      1.2       93.9      25,405        1.9      67        19.45      33.35
     One Post Office
        Square (4)(8)            1       1981     765,780      1.2       98.7      22,599        1.7      67        17.51      29.90
     Rowes Wharf (4)(8)          3       1987     344,698      0.5       96.5      11,445        0.9      42        15.36      34.40
     Russia Wharf                1    1978-82     312,563      0.5       99.9       5,033        0.4      46         7.67      16.12
     South Station (3)           1       1988     146,149      0.2      100.0       5,427        0.4      28        15.73      37.14
   Downtown - Government Center
     Center Plaza                1       1969     637,002      1.0       93.7      15,089        1.1      82        12.13      25.29
   East Cambridge
     One Canal Park              1       1987      97,912      0.1       98.6       2,317        0.2       4        11.47      24.01
     Riverview I & II            2    1985-86     263,892      0.4      100.0       7,257        0.5       4        15.60      27.50
     Ten Canal Park              1       1987     110,843      0.2      100.0       2,179        0.2       1        11.13      19.66
   Northwest
     Crosby Corporate Center     6       1996     337,292      0.5       97.8       4,683        0.3       6        10.38      14.19
     New England Executive Park  9    1970/85     807,521      1.2       92.2      15,990        1.2      90        11.16      21.47
   South
     Westwood Business Center    1       1985     165,851      0.3       95.7       3,269        0.2      17         9.96      20.60

                                                          PERCENTAGE                                           ANNUALIZED
                                                           OF TOTAL                                                NET
                                                            OFFICE                          PERCENTAGE          EFFECTIVE ANNUALIZED
                                                           PORTFOLIO                            OF              RENT PER   RENT PER
                            NUMBER               RENTABLE  RENTABLE             ANNUALIZED   PORTFOLIO  NUMBER  OCCUPIED   OCCUPIED
                              OF     YEAR/BUILT   SQUARE    SQUARE  PERCENTAGE     RENT     ANNUALIZED    OF     SQUARE     SQUARE
PROPERTY                  PROPERTIES  RENOVATED    FEET      FEET    OCCUPIED   ($000S)(1)     RENT     LEASES   FOOT(2)    FOOT(1)
--------                  ----------  ---------    ----      ----    --------   ----------     ----     ------   -------    -------

   West
     Wellesley Office Park       8    1963-84     638,229      1.0       98.4      16,022        1.2      86        16.45      25.51
New York City
   Midtown
     850 Third Avenue            1    1960/96     562,567      0.9      100.0      16,687        1.2      28        16.50      29.66
Philadelphia
   Conshohocken
     Four Falls Corporate
       Center (4)                1      1988      254,355      0.4       99.8       6,229        0.5      43        16.45      24.55
   Center City
     1601 Market Street          1      1970      681,289      1.0       95.0      13,454        1.0      68        11.98      20.79
     1700 Market Street          1      1969      825,547      1.3       85.6      14,355        1.1      46        10.45      20.31
   King of Prussia/Valley Forge
     Oak Hill Plaza (4)          1      1982      164,360      0.3      100.0       2,959        0.2       4        10.51      18.00
     Walnut Hill Plaza (4)       1      1985      149,716      0.2       97.5       2,863        0.2      21        13.13      19.61
   Main Line
     One Devon Square (4)        1      1984       73,267      0.1      100.0       1,494        0.1      10        14.93      20.40
     Two Devon Square (4)        1      1985       63,226      0.1       91.8         904        0.1       5        10.10      15.57
     Three Devon Square (4)      1                  6,000      0.0      100.0         218        0.0       1        30.90      36.37
   Plymouth Meeting/Blue Bell
     One Valley Square (4)       1      1982       70,289      0.1      100.0       1,125        0.1       7        10.08      16.00
     Two Valley Square (4)       1      1990       70,622      0.1      100.0       1,314        0.1       6        11.60      18.60
     Three Valley Square (4)     1      1984       84,605      0.1       98.3       1,577        0.1       6        12.62      18.96
     Four and Five Valley
       Square(4)                 2      1988       68,321      0.1      100.0       1,331        0.1       5        12.93      19.48
Norfolk
   Norfolk
     Dominion Tower (4)          1      1987      403,276      0.6       96.2       6,367        0.5      54         8.89      16.42
                                --             ----------     ----       ----     --------      ----      --
     NORTHEAST REGION
     TOTAL/WEIGHTED AVERAGE     83             17,707,551     27.1%      95.8%    $436,121      32.5%   1,395     $ 14.65   $  25.72

                                                          PERCENTAGE                                           ANNUALIZED
                                                           OF TOTAL                                                NET
                                                            OFFICE                          PERCENTAGE          EFFECTIVE ANNUALIZED
                                                           PORTFOLIO                            OF              RENT PER   RENT PER
                            NUMBER               RENTABLE  RENTABLE             ANNUALIZED   PORTFOLIO  NUMBER  OCCUPIED   OCCUPIED
                              OF     YEAR/BUILT   SQUARE    SQUARE  PERCENTAGE     RENT     ANNUALIZED    OF     SQUARE     SQUARE
PROPERTY                  PROPERTIES  RENOVATED    FEET      FEET    OCCUPIED   ($000S)(1)     RENT     LEASES   FOOT(2)    FOOT(1)
--------                  ----------  ---------    ----      ----    --------   ----------     ----     ------   -------    -------
CENTRAL REGION
Chicago
   Downtown-Central Loop
     161 N. Clark                1      1992    1,010,520      1.5%      80.1%    $19,240        1.4%     56     $10.68     $23.78
     200 West Adams              1    1985/96     677,222      1.0       89.6      12,560        0.9      59       9.19      20.70
     30 N. LaSalle Street (3)    1    1974/90     925,950      1.4       95.2      19,197        1.4      113      8.04      21.78
     One North Franklin          1      1991      617,592      0.9       99.3      14,007        1.0      55       9.49      22.83
Downtown-West Loop
     10 & 30 S Wacker            2    1983-87   2,003,288      3.1       95.8      60,880        4.5      125     16.41      31.74
     101 N. Wacker               1    1980/1990   575,294      0.9       89.4       9,896        0.7      37       6.54      19.24
     Civic Opera House           1    1929/1996   826,472      1.3       82.6      11,903        0.9      204      6.96      17.43
   O'Hare
     Presidents Plaza            4    1980-82     794,396      1.2       93.2      16,140        1.2      58       9.77      21.81
     1700 Higgins                1      1986      133,876      0.2      100.0       2,224        0.2      16       8.65      16.61
   East-West Corridor
     AT&T Plaza                  1      1984      224,847      0.3       98.0       4,922        0.4      25      14.79      22.34
     Oakbrook Terrace Tower      1      1988      772,928      1.2       87.9      17,561        1.3      56      17.10      25.85
     Westbrook Corporate Center  5    1985/96   1,106,608      1.7       89.3      26,130        1.9      95      17.94      26.45
   Lake County
     Tri-State International     5      1986      546,263      0.8       84.6       9,656        0.7      40      13.25      20.90
Indianapolis
   Downtown
     Bank One Center/Tower       2      1990    1,057,877      1.6       93.3      18,650        1.4      83      10.47      18.89
Cleveland
   Downtown
     BP Tower                    1      1985    1,242,144      1.9       94.0      18,767        1.4      37       7.79      16.07
Columbus
   Downtown
     One Columbus Building       1      1987      407,472      0.6       92.6       8,911        0.7      30      16.32      23.60
   Suburban
     Community Corporate Center  1      1987      250,169      0.4       99.1       4,900        0.4      43      12.55      19.77
     One Crosswoods Center       1      1984      129,583      0.2       96.4       1,935        0.1      20       8.61      15.50
                                --             ----------     ----       ----    --------       ----   -----
     CENTRAL REGION
     TOTAL/WEIGHTED AVERAGE     31             13,302,501     20.3%      91.4%   $277,477       20.5%  1,152     $10.80     $22.83

                                       39

                                                                                         PERCENTAGE
                                                                                          OF TOTAL
                                                                                           OFFICE
                                                                                          PORTFOLIO
                                           NUMBER                           RENTABLE      RENTABLE                     ANNUALIZED
                                             OF           YEAR/BUILT         SQUARE        SQUARE        PERCENTAGE       RENT
PROPERTY                                 PROPERTIES        RENOVATED          FEET          FEET          OCCUPIED     ($000S)(1)
--------                                 ----------       ----------       ---------     ----------      ----------    ----------

PACIFIC REGION
Los Angeles
   Downtown
     550 S. Hope                             1               1991            566,434        0.9%            86.8%        $12,064
     Two California Plaza (3)                1               1992          1,329,809        2.0             87.4          25,984
   Pasadena
     Pasadena Towers                         2              1990-91          439,367        0.7             90.9          10,849
   Westwood
     10880 Wilshire Boulevard (3)            1              1970/92          534,007        0.8             85.1%         12,772
     10960 Wilshire Boulevard                1              1971/92          550,430        0.8             83.3%         15,686
Orange County
   Central Orange
     500 Orange Tower (9)                    1               1988            290,765        0.4             94.5           5,138
     1100 Executive Tower                    1               1987            366,747        0.6            100.0           6,330
   Irvine/Airport
     1920 Main Plaza                         1               1988            305,662        0.5             97.1           6,060
     2010 Main Plaza                         1               1988            280,882        0.4             94.3           5,791
San Diego
   University Town Center
     The Plaza at La Jolla
       Village (4)                           5              1987-90          635,419        1.0             99.9          15,233
     Smith Barney Tower                      1               1987            187,999        0.3             82.2           3,404
San Francisco
   Downtown
     201 Mission Street                      1               1981            483,289        0.7             99.6           9,654
     580 California                          1               1984            313,012        0.5            100.0           8,242
     60 Spear Street Building                1              1967/87          133,782        0.2            100.0           3,265
     One Maritime Plaza                      1              1967/90          523,929        0.8             84.0          12,718
     One Market                              1              1976/95        1,460,081        2.2             93.8          36,285
San Jose
   Mountain View
     Shoreline Technology Park              12              1985/91          726,508        1.1            100.0          13,509


                                                                             ANNUALIZED
                                                                                 NET
                                              PERCENTAGE                      EFFECTIVE      ANNUALIZED
                                                  OF                          RENT PER        RENT PER
                                               PORTFOLIO         NUMBER       OCCUPIED        OCCUPIED
                                              ANNUALIZED           OF          SQUARE          SQUARE
PROPERTY                                         RENT            LEASES        FOOT(2)         FOOT(1)
--------                                      ----------         ------      ----------      ----------
PACIFIC REGION
Los Angeles
   Downtown
     550 S. Hope                                 0.9%               39          $13.97         $24.55
     Two California Plaza (3)                    1.9                30           13.21          22.34
   Pasadena
     Pasadena Towers                             0.8                32           17.54          27.18
   Westwood
     10880 Wilshire Boulevard (3)                1.0                44           16.86          28.12
     10960 Wilshire Boulevard                    1.2                34           22.36          34.23
Orange County
   Central Orange
     500 Orange Tower (9)                        0.4                50           11.79          18.70
     1100 Executive Tower                        0.5                26            9.81          17.26
   Irvine/Airport
     1920 Main Plaza                             0.5                40           11.52          20.43
     2010 Main Plaza                             0.4                32           13.66          21.87
San Diego
   University Town Center
     The Plaza at La Jolla
       Village (4)                               1.1                90           16.59          24.00
     Smith Barney Tower                          0.3                17           13.54          22.02
San Francisco
   Downtown
     201 Mission Street                          0.7                18            9.44          20.05
     580 California                              0.6                29           16.03          26.33
     60 Spear Street Building                    0.2                 9           13.07          24.41
     One Maritime Plaza                          0.9                39           18.29          28.91
     One Market                                  2.7               114           15.35          26.49
San Jose
   Mountain View
     Shoreline Technology Park                   1.0                12           15.52          18.59


                                                                                         PERCENTAGE
                                                                                          OF TOTAL
                                                                                           OFFICE
                                                                                          PORTFOLIO
                                           NUMBER                           RENTABLE      RENTABLE                     ANNUALIZED
                                             OF           YEAR/BUILT         SQUARE        SQUARE        PERCENTAGE       RENT
PROPERTY                                 PROPERTIES        RENOVATED          FEET          FEET          OCCUPIED     ($000S)(1)
--------                                 ----------       ----------       ---------     ----------      ----------    ----------

   Santa Clara
     Lake Marriott Business Park.             7              1981            400,058          0.6           84.6           4,200
   Sunnyvale
     Sunnyvale Business Center                3              1990            175,000          0.3          100.0           3,219
                                            ---                            ---------         ----                       --------
     PACIFIC REGION
     TOTAL/WEIGHTED AVERAGE                  43                            9,703,180         14.9%          92.1%       $210,402
WEST REGION
Anchorage
   Midtown
     Calais Office Center (3)                 2              1975            190,599          0.3%         100.0%       $  3,505
Phoenix
   Central Corridor
     49 East Thomas Road (10)                 1            1974/93            18,892          0.0           60.8              93
     One Phoenix Plaza (11)                   1              1989            586,403          0.9          100.0           7,338
Minneapolis
   Downtown
     LaSalle Plaza                            1              1991            589,432          0.9           97.1          15,065
Denver
   Southeast
     Denver Corporate
       Center II & III                        2           1981/93-97         358,357          0.5          100.0           6,331
     The Quadrant                             1              1985            313,302          0.5           83.8           4,900
St. Louis
   Mid County
     Interco Corporate Tower                  1              1986            339,163          0.5          100.0           7,559
Albuquerque
   Downtown
     500 Marquette Building                   1              1985            230,022          0.4           93.6           3,324
Oklahoma City
   Northwest
     Atrium Towers                            2             1980/95          155,865          0.2           94.2           1,321
     5100 Brookline (4)                       1              1974            105,459          0.2           76.4             738



                                                                             ANNUALIZED
                                                                                 NET
                                              PERCENTAGE                      EFFECTIVE      ANNUALIZED
                                                  OF                          RENT PER        RENT PER
                                               PORTFOLIO         NUMBER       OCCUPIED        OCCUPIED
                                              ANNUALIZED           OF          SQUARE          SQUARE
PROPERTY                                         RENT            LEASES        FOOT(2)         FOOT(1)
--------                                      ----------         ------      ----------      ----------
   Santa Clara
     Lake Marriott Business Park.                0.3               15            8.44           12.40
   Sunnyvale
     Sunnyvale Business Center                   0.2                3           16.24           18.40
                                                ----              ---
     PACIFIC REGION
     TOTAL/WEIGHTED AVERAGE                     15.7%             673          $13.50          $23.54
WEST REGION
Anchorage
   Midtown
     Calais Office Center (3)                    0.3%              39          $ 9.73          $18.39
Phoenix
   Central Corridor
     49 East Thomas Road (10)                    0.0               12            0.91            8.08
     One Phoenix Plaza (11)                      0.5                1           11.95           12.51
Minneapolis
   Downtown
     LaSalle Plaza                               1.1               29           10.21           26.32
Denver
   Southeast
     Denver Corporate
       Center II & III                           0.5               15           10.12           17.67
     The Quadrant                                0.4               38           10.40           18.66
St. Louis
   Mid County
     Interco Corporate Tower                     0.6               33           12.63           22.29
Albuquerque
   Downtown
     500 Marquette Building                      0.2               32            7.70           15.44
Oklahoma City
   Northwest
     Atrium Towers                               0.1               43            4.91            9.00
     5100 Brookline (4)                          0.1               61            3.82            9.15


                                                                                         PERCENTAGE
                                                                                          OF TOTAL
                                                                                           OFFICE
                                                                                          PORTFOLIO
                                           NUMBER                           RENTABLE      RENTABLE                     ANNUALIZED
                                             OF           YEAR/BUILT         SQUARE        SQUARE        PERCENTAGE       RENT
PROPERTY                                 PROPERTIES        RENOVATED          FEET          FEET          OCCUPIED     ($000S)(1)
--------                                 ----------       ----------       ---------     ----------      ----------    ----------

Portland
   Downtown
     1001 Fifth Avenue                        1              1980            368,018          0.6            95.7          6,028
Dallas
   LBJ/Quorum Plaza
     Four Forest (4)                          1              1985            394,324          0.6            96.1          5,906
     Lakeside Square                          1              1987            392,537          0.6            99.1          7,879
     North Central Plaza Three                1             1986/94          346,575          0.5            90.7          4,962
   Central
     8080 NCX                                 1             1984/95          283,707          0.4            87.1          4,159
   North Central Expressway
     9400 NCX                                 1             1981/95          379,556          0.6            91.0          4,895
   Preston Center
     Preston Commons                          3              1986            418,604          0.6            91.8          8,046
     Sterling Plaza                           1             1984/94          302,747          0.5            91.1          5,016
Ft. Worth
   W/SW Fort Worth
     Summitt Office Park                      2             1974/93          239,095          0.4            94.3          2,705
Seattle
   Bellevue
     One Bellevue Center (3)                  1              1983            344,715          0.5            91.7          6,407
     Rainer Plaza (3)                         1              1986            410,855          0.6            99.4          8,634
   Central Business District
     1111 Third Avenue (3)                    1              1980            528,282          0.8            96.7          8,991
     First Interstate                         1              1983            915,883          1.4            97.9         18,995
     Second and Seneca                        2            1991/1996         480,272          0.7            99.5          9,522
     Nordstrom Medical Tower                  1              1986            101,431          0.2            96.1          2,057
                                             --                            ---------        -----                       --------
     WEST REGION
     TOTAL/WEIGHTED AVERAGE                  32                            8,794,095        13.5%           95.3%       $154,376



                                                                             ANNUALIZED
                                                                                 NET
                                              PERCENTAGE                      EFFECTIVE      ANNUALIZED
                                                  OF                          RENT PER        RENT PER
                                               PORTFOLIO         NUMBER       OCCUPIED        OCCUPIED
                                              ANNUALIZED           OF          SQUARE          SQUARE
PROPERTY                                         RENT            LEASES        FOOT(2)         FOOT(1)
--------                                      ----------         ------      ----------      ----------
Portland
   Downtown
     1001 Fifth Avenue                            0.4               48          10.24           17.12
Dallas
   LBJ/Quorum Plaza
     Four Forest (4)                              0.4               57           8.67           15.59
     Lakeside Square                              0.6               24          11.66           20.26
     North Central Plaza Three                    0.4               39           8.03           15.79
   Central
     8080 NCX                                     0.3               41           9.12           16.82
   North Central Expressway
     9400 NCX                                     0.4               70           6.82           14.17
   Preston Center
     Preston Commons                              0.6               68          15.28           20.95
     Sterling Plaza                               0.4               74           9.82           18.18
Ft. Worth
   W/SW Fort Worth
     Summitt Office Park                          0.2               63           6.06           11.99
Seattle
   Bellevue
     One Bellevue Center (3)                      0.5               38          12.59           20.26
     Rainer Plaza (3)                             0.6               61          13.46           21.15
   Central Business District
     1111 Third Avenue                            0.7               57          11.05           17.60
     First Interstate                             1.4               74          14.09           21.19
     Second and Seneca                            0.7               31          12.51           19.92
     Nordstrom Medical Tower                      0.2               21          13.19           21.09
                                                -----            -----
     WEST REGION
     TOTAL/WEIGHTED AVERAGE                     11.5%            1,069         $10.41          $18.41


                                                                                         PERCENTAGE
                                                                                          OF TOTAL
                                                                                           OFFICE
                                                                                          PORTFOLIO
                                           NUMBER                           RENTABLE      RENTABLE                     ANNUALIZED
                                             OF           YEAR/BUILT         SQUARE        SQUARE        PERCENTAGE       RENT
PROPERTY                                 PROPERTIES        RENOVATED          FEET          FEET          OCCUPIED     ($000S)(1)
--------                                 ----------       ----------        --------     ----------      ----------    ----------

SOUTHEAST REGION
Ft. Lauderdale
   Downtown
     First Union Center                       1              1991            225,500        0.3%            99.0%        $ 6,078
Orlando
   Central Business District
     SunTrust Center                          1              1988            640,385        1.0             94.4          15,120
Palm Beach County, FL
   West Palm Beach
     One Clearlake Centre                     1              1987            215,104        0.3             90.2           3,811
Sarasota
   Downtown
     Sarasota City Center                     1              1989            247,891        0.4             90.5           4,145
Tampa
   Westshore/Airport
     Tampa Commons                            1              1985            254,808        0.4             99.2           4,779
     Westshore Center                         1              1984            215,523        0.3             96.8           3,532
Atlanta
   Central Perimeter
     125 Perimeter Center West                1              1972            223,059        0.3            100.0             997
     20-26 Perimeter Center East              4              1973             69,664        0.1             98.4           1,052
     219-223 Perimeter Center
       Parkway                                2             1978/97          255,657        0.4            100.0           4,790
     245 Perimeter Center Parkway             1              1981            229,131        0.4            100.0           4,116
     28-32 Perimeter Center East              3              1974            105,287        0.2             99.0           1,585
     301-303 Perimeter Center
       North                                  2             1982/98          317,116        0.5            100.0           6,388
     41-47 Perimeter Center East              2              1974            172,374        0.3             98.3           2,854
     50-66 Perimeter Center East              5             1971/98          738,803        1.1             99.1          12,968
     70-76 Perimeter Center East              4              1972             60,351        0.1             97.5             969
     8-16 Perimeter Center East               5              1970             65,435        0.1             93.9             932


                                                                             ANNUALIZED
                                                                                 NET
                                              PERCENTAGE                      EFFECTIVE      ANNUALIZED
                                                  OF                          RENT PER        RENT PER
                                               PORTFOLIO         NUMBER       OCCUPIED        OCCUPIED
                                              ANNUALIZED           OF          SQUARE          SQUARE
PROPERTY                                         RENT            LEASES        FOOT(2)         FOOT(1)
--------                                      ----------         ------      ----------      ----------

SOUTHEAST REGION
Ft. Lauderdale
   Downtown
     First Union Center                           0.5%              21         $17.67          $27.22
Orlando
   Central Business District
     SunTrust Center                              1.1               46          14.89           25.00
Palm Beach County, FL
   West Palm Beach
     One Clearlake Centre                         0.3               36          10.37           19.64
Sarasota
   Downtown
     Sarasota City Center                         0.3               35          10.97           18.48
Tampa
   Westshore/Airport
     Tampa Commons                                0.4               21          11.42           18.90
     Westshore Center                             0.3               36           9.13           16.93
Atlanta
   Central Perimeter
     125 Perimeter Center West                    0.1                1          (2.26)           4.47
     20-26 Perimeter Center East                  0.1               23           8.62           15.35
     219-223 Perimeter Center
       Parkway                                    0.4                7          12.00           18.73
     245 Perimeter Center Parkway                 0.3                1          11.23           17.96
     28-32 Perimeter Center East                  0.1               16           8.47           15.20
     301-303 Perimeter Center
       North                                      0.5                5          13.42           20.15
     41-47 Perimeter Center East                  0.2               34          10.12           16.85
     50-66 Perimeter Center East                  1.0               20          10.97           17.70
     70-76 Perimeter Center East                  0.1               15           9.73           16.46
     8-16 Perimeter Center East                   0.1               18           8.43           15.16


                                                                                         PERCENTAGE
                                                                                          OF TOTAL
                                                                                           OFFICE
                                                                                          PORTFOLIO
                                           NUMBER                           RENTABLE      RENTABLE                     ANNUALIZED
                                             OF           YEAR/BUILT         SQUARE        SQUARE        PERCENTAGE       RENT
PROPERTY                                 PROPERTIES        RENOVATED          FEET          FEET          OCCUPIED     ($000S)(1)
--------                                 ----------       ----------       ---------     ----------      ----------    ----------

     Central Park                            2               1986            612,733         0.9             97.5         12,042
     Lakeside Office Park                    5              1972/97          390,238         0.6             94.0          5,437
     Park Place Shopping Center              1               1979             61,830         0.1             98.9          1,264
     Perimeter--North/South
       Terraces                              2              1984/98          966,779         1.5             91.9         18,887
   Midtown
     Promenade II                            1               1990            770,840         1.2             97.1         16,803
   Northwest
     Paces West                              2               1988            641,263         1.0             95.1         12,551
Charlotte
   Uptown
     Wachovia Center                         1              1972/94          581,666         0.9            100.0          6,897
Raleigh/Durham
   South Durham
     University Tower                        1              1987/92          181,221         0.3             93.4          3,142
Nashville
   Downtown
     Nations Bank Plaza                      1              1977/95          421,513         0.6             97.9          5,637
                                            --                             ---------        ----                        --------
     SOUTHEAST REGION
     TOTAL/WEIGHTED AVERAGE                 51                             8,664,171        13.3%            96.5%      $156,776
SOUTHWEST REGION
New Orleans
   Central Business District
     LL&E Tower                              1               1987            545,157         0.8%            84.4%      $  7,199
     Texaco Center                           1               1984            619,714         0.9             87.1          8,882
   Metairie/E. Jefferson
     One Lakeway Center                      1              1981/96          289,112         0.4             90.8          3,972
     Two Lakeway Center                      1              1984/96          440,826         0.7             94.4          6,309
     Three Lakeway Center                    1              1987/96          462,890         0.7             97.6          7,079


                                                                              ANNUALIZED
                                                                                  NET
                                               PERCENTAGE                      EFFECTIVE      ANNUALIZED
                                                   OF                          RENT PER        RENT PER
                                                PORTFOLIO         NUMBER       OCCUPIED        OCCUPIED
                                               ANNUALIZED           OF          SQUARE          SQUARE
PROPERTY                                          RENT            LEASES        FOOT(2)         FOOT(1)
--------                                       ----------         ------       ---------      ----------

     Central Park                                  0.9              75            12.97          20.16
     Lakeside Office Park                          0.4              38             7.20          14.82
     Park Place Shopping Center                    0.1              18            13.95          20.68
     Perimeter--North/South
       Terraces                                    1.4             114            14.53          21.26
   Midtown
     Promenade II                                  1.3              24            15.11          22.46
   Northwest
     Paces West                                    0.9              42            13.79          20.57
Charlotte
   Uptown
     Wachovia Center                               0.5               9             6.50          11.86
Raleigh/Durham
   South Durham
     University Tower                              0.2              36            11.41          18.56
Nashville
   Downtown
     Nations Bank Plaza                            0.4              21             6.57          13.66
                                                  ----             ---
     SOUTHEAST REGION
     TOTAL/WEIGHTED AVERAGE                       11.7%            712           $11.11          18.75
SOUTHWEST REGION
New Orleans
   Central Business District
     LL&E Tower                                    0.5%             33           $ 9.14         $15.64
     Texaco Center                                 0.7              26            10.30          16.46
   Metairie/E. Jefferson
     One Lakeway Center                            0.3              49             8.75          15.13
     Two Lakeway Center                            0.5              85             9.67          15.16
     Three Lakeway Center                          0.5              54             9.96          15.68

                                                                                         PERCENTAGE
                                                                                          OF TOTAL
                                                                                           OFFICE
                                                                                          PORTFOLIO
                                           NUMBER                           RENTABLE      RENTABLE                     ANNUALIZED
                                             OF           YEAR/BUILT         SQUARE        SQUARE        PERCENTAGE       RENT
PROPERTY                                 PROPERTIES        RENOVATED          FEET          FEET          OCCUPIED     ($000S)(1)
--------                                 ----------       ----------      ----------     ----------      ----------    ----------

Austin
   Central Business District
     Franklin Plaza                            1              1987           517,849          0.8           91.5            9,698
     One American Center (3)                   1              1984           505,770          0.8           92.8            8,969
     San Jacinto Center                        1              1987           400,329          0.6           98.0            7,398
Houston
   Galleria/West Loop
     San Felipe Plaza (4)                      1              1984           959,466          1.5           93.6           14,803
   North/North Belt
     Intercontinental Center                   1             1983/91         194,801          0.3           99.4            2,710
     Northborough Tower (4)                    1             1983/90         207,908          0.3           95.1            2,734
   North Loop/Northwest
     Brookhollow Central                       3            1972-1981        797,971          1.2           88.8           10,702
   West
     Destec Tower                              1              1982           574,216          0.9           97.6           10,287
San Antonio
   Airport
     Union Square                              1              1986           194,398          0.3           88.7            2,511
   Northwest
     Colonade I                                1              1983           168,637          0.3           92.4            2,361
     Northwest Center                          1             1984/94         241,248          0.4           88.2            2,805
                                             ---                          ----------        -----                      ----------
     SOUTHWEST REGION
     TOTAL/WEIGHTED AVERAGE                   18                           7,120,292         10.9           92.2%      $  108,416
                                             ---                          ----------        -----                      ----------
PORTFOLIO TOTAL/WEIGHTED AVERAGE             258                          65,291,790        100.0%          94.0%      $1,343,568
                                             ===                          ==========        =====                      ==========

                                                                             ANNUALIZED
                                                                                 NET
                                              PERCENTAGE                      EFFECTIVE      ANNUALIZED
                                                  OF                          RENT PER        RENT PER
                                               PORTFOLIO         NUMBER       OCCUPIED        OCCUPIED
                                              ANNUALIZED           OF          SQUARE          SQUARE
PROPERTY                                         RENT            LEASES        FOOT(2)         FOOT(1)
--------                                      ----------         ------      ----------      ----------

Austin
   Central Business District
     Franklin Plaza                               0.7              39           11.45           20.47
     One American Center (3)                      0.7              36            9.51           19.11
     San Jacinto Center                           0.6              47            8.89           18.85
Houston
   Galleria/West Loop
     San Felipe Plaza (4)                         1.1             125            9.22           16.49
   North/North Belt
     Intercontinental Center                      0.2              12            6.81           13.99
     Northborough Tower (4)                       0.2              14            7.28           13.83
   North Loop/Northwest
     Brookhollow Central                          0.8              53            8.34           15.10
   West
     Destec Tower                                 0.8              24           11.41           18.36
San Antonio
   Airport
     Union Square                                 0.2              18            7.44           14.57
   Northwest
     Colonade I                                   0.2              26            7.80           15.15
     Northwest Center                             0.2              34            6.76           13.18
                                                -----           -----
     SOUTHWEST REGION
     TOTAL/WEIGHTED AVERAGE                       8.1%            675          $ 8.60          $16.51
                                                -----           -----
PORTFOLIO TOTAL/WEIGHTED AVERAGE                100.0%          5,676          $11.99          $21.90
                                                =====           =====

(1) Annualized Rent is the monthly contractual rent under existing leases as of December 31, 1997, multiplied by 12. This amount reflects total base rent before any rent abatements, but includes expense reimbursements, which may be estimates. Total rent abatements for leases in effect as of December 31, 1997, for the 12 months ending December 31, 1998, are approximately $9.5 million.

(2) Annualized Net Effective Rent is calculated for leases in effect as of December 31, 1997, as follows: Annualized Rent, calculated as described above, was reduced by the estimated operating expenses per square foot, based on 1997 actual operating expenses for Properties owned as of January 1, 1997, and based on the Company's estimate of annual operating expenses for Properties acquired subsequent to January 1, 1997.

(3)   This Office Property is held subject to a ground lease.

(4) This Office Property is held in a partnership with an unaffiliated third party and, in the case of San Felipe Plaza, an affiliated party.

(5) The Company owns a 10% interest in this Office Property. The Company's joint venture partner has advised the Company of its exercise of its buy-sell right under the joint venture documents. Accordingly, the Company may either sell its interest in the Office Property or acquire the joint venture partner's interest in the Office Property, in either case based on an assumed value for the Property of $175.5 million.

(6) This Office Property recently underwent major redevelopment and tenants commenced occupancy in May 1997.

(7) This Office Property is held in a private real estate investment trust in which the Company owns 51.6% of the outstanding shares.

(8) As of the date of this Form 10-K, the Company is involved in continuing discussions with its joint venture partner in One Post Office Square and Rowes Wharf with respect to the Company's control over property management of such Office Properties. Such joint venture partner did not consent to the transfer to the Company of Beacon's joint venture interest in these Properties which occurred as a result of the Beacon Merger. Although the Company believes that such consent was not required, unless the Company is able to reach an agreement with respect to day-to-day management of such Properties, it is possible that the joint venture partner could challenge the transfer of these Properties in the Beacon Merger, or seek to trigger the buy-sell remedy found in the joint venture documents.

(9) This Office Property is held subject to an interest in the improvements at the Property held by an unaffiliated third party. In addition, the Company has a mortgage interest in such improvements.

(10) This Office Property was purchased in conjunction with the purchase of One Phoenix Plaza for the sole purpose of providing additional parking for the tenants of One Phoenix Plaza.

(11) This Office Property is 100% leased to a single tenant on a triple net basis, whereby the tenant pays for certain operating expenses directly rather than reimbursing the Company. The amounts shown above for annualized rent include the amounts for reimbursement of expenses paid by the Company but do not make any adjustments for expenses paid directly by the tenant.

PARKING FACILITIES

         Information concerning the Parking Facilities as of December 31, 1997 is set forth below.

                                                                                          NUMBER
                                  APPROXIMATE                        MANAGEMENT              OF
                                   NUMBER OF                           COMPANY             PARKING
PROPERTY NAME                       SPACES           CITY           OR LESSEE(1)         FACILITIES
-------------                     -----------        ----           ------------         ----------

Boston Harbor Garage                 1,380        Boston          Standard Parking            1
1602-34 Chancellor Garage              416        Philadelphia    Central Parking             1
15th & Sansom St. Garage               313        Philadelphia    Central Parking             1
Juniper/Locust St. Garage              541        Philadelphia    Central Parking             1
1111 Sansom St. Garage                 250        Philadelphia    Central Parking             1
1616 Sansom St. Garage                 240        Philadelphia    Central Parking             1
Adams Wabash Garage                    670        Chicago         Standard Parking            1
Stanwix Parking Garage                 712        Pittsburgh      Standard Parking            1
Milwaukee Center(2)                    876        Milwaukee       Standard Parking            1
Capitol Commons Garage(2)(3)           950        Indianapolis    Central Parking             1
601 Tchoupitoulas Garage               759        New Orleans     Central Parking             1
North Loop Transportation
  Center(3)                          1,172        Chicago         Standard Parking            1
Theater District Garage(3)           1,006        Chicago         Standard Parking            1
Civic Parking(4)                     7,464        St. Louis       Central Parking             4
                                    ------                                                   --
Total                               16,749                                                   17
                                    ======                                                   ==


(1) With the exception of Capitol Commons Garage, all of the named Parking Facilities are operated by the designated third-party service companies (each, a "Service Company") under a lease agreement whereby the Company and the Service Company share the gross receipts from the parking operation or the Company receives a fixed payment from the Service Company, and the Company bears none of the operational expenses. In the case of the Capitol Commons Garage, the operating agreement provides for the Company's receipt of a percentage of net receipts and, therefore, results in an insignificant amount of nonqualifying gross income for REIT qualification purposes relative to the total gross income of the Company.

(2)   This Parking Facility is held subject to a ground lease.

(3) Each of these Parking Facilities is held in a partnership with an unaffiliated third party. The Company or a Subsidiary is the managing general partner of each such partnership.

(4) The Company has a 50% membership interest in a portfolio of four Parking Facilities serving the St. Louis, Missouri area.

TENANTS

         As of December 31, 1997, the Office Properties were leased to 5,676 tenants; no single tenant accounted for more than 1.6% of the Company's aggregate annualized rent or 1.3% of aggregate occupied square feet (except for the U.S. General Services Administration, acting on behalf of various agencies or departments of the U.S. government, which accounted for 3.6% of annualized rent and 3.1% of occupied square feet).

               LEASE EXPIRATION BY REGION AS OF DECEMBER 31, 1997


                                                      1998           1999          2000          2001          2002          2003
                                                   -----------   -----------   -----------   -----------   -----------   -----------

NORTHEAST REGION TOTALS  Square Feet(1)              1,468,199     1,403,658     1,797,439     2,535,563     2,849,213     1,104,907
                         % Square Feet(2)                 8.3%          7.9%         10.2%         14.3%         16.1%          6.2%
                         Annualized Rent(3)         35,968,046   $35,511,991   $46,612,300   $67,724,851   $75,666,379   $26,782,214
                         Number of Leases                  250           196           235           212           195            89
                         Rent Per Square Foot      $     24.50   $     25.30        $25.93        $26.71   $     26.56   $     24.24

CENTRAL REGION TOTALS    Square Feet(1)                956,638       938,971     1,366,749       893,497     1,092,626     1,246,839
                         % Square Feet(2)                 7.2%          7.1%         10.3%          6.7%          8.2%          9.4%
                         Annualized Rent(3)        $22,607,154   $24,445,635   $33,459,470   $19,840,138   $26,200,266   $35,621,560
                         Number of Leases                  196           172           174           150           141            75
                         Rent Per Square Foot      $     23.63   $     26.03   $     24.48   $     22.21   $     23.98   $     28.57

PACIFIC REGION TOTALS    Square Feet(1)                523,215     1,123,666     1,311,607     1,657,927       852,121       480,685
                         % Square Feet(2)                 5.4%         11.6%         13.5%         17.1%          8.8%          5.0%
                         Annualized Rent(3)        $13,343,037   $25,799,415   $27,844,671   $35,819,707   $22,067,131   $12,104,920
                         Number of Leases                  121           114           110           111            76            41
                         Rent Per Square Foot      $     25.50   $     22.96   $     21.23   $     21.61   $     25.90   $     25.18

WEST REGION TOTALS       Square Feet(1)                950,557       981,408     1,235,372     1,264,733       963,339     1,017,366
                         % Square Feet(2)                10.8%         11.2%         14.0%         14.4%         11.0%         11.6%
                         Annualized Rent(3)        $17,324,712   $16,900,464   $21,845,638   $24,462,927   $17,936,972   $21,095,964
                         Number of Leases                  312           202           187           151           108            51
                         Rent Per Square Foot      $     18.23   $     17.22   $     17.68   $     19.34   $     18.62   $     20.74

SOUTHEAST REGION TOTALS  Square Feet(1)                731,862     1,406,101     1,229,731     1,417,873       823,210       298,491
                         % Square Feet(2)                 8.4%         16.2%         14.2%         16.4%          9.5%          3.4%
                         Annualized Rent(3)        $12,803,930   $23,079,524   $25,386,337   $27,164,526   $15,317,589   $ 6,615,672
                         Number of Leases                  147           149           138           113           103            16
                         Rent Per Square Foot      $     17.50   $     16.41   $     20.64   $     19.16   $     18.61   $     22.16

SOUTHWEST REGION TOTALS  Square Feet(1)                824,455       615,933     1,394,002     1,007,272       914,422       425,305
                         % Square Feet(2)                11.6%          8.7%         19.6%         14.1%         12.8%          6.0%
                         Annualized Rent(3)        $12,983,956   $ 9,630,778   $24,574,823   $16,989,284   $15,971,348   $ 6,733,658
                         Number of Leases                  182           114           129            88            97            32
                         Rent Per Square Foot      $     15.75   $     15.64   $     17.63   $     16.87   $     17.47   $     15.83

                                                                                                           2008 AND
                                                     2004          2005          2006           2007        BEYOND        TOTALS
                                                  -----------   -----------   -----------   -----------   -----------   ------------

NORTHEAST REGION TOTALS  Square Feet(1)             1,158,431       955,209     1,001,195       940,102     1,745,470     16,959,386
                         % Square Feet(2)                6.5%          5.4%          5.7%          5.3%          9.9%          95.8%
                         Annualized Rent(3)       $27,925,360   $24,869,807   $21,563,734   $22,523,196   $50,972,720   $436,120,599
                         Number of Leases                  63            46            48            28            33          1,395
                         Rent Per Square Foot     $     24.11   $     26.04   $     21.54   $     23.96        $29.20   $      25.72

CENTRAL REGION TOTALS    Square Feet(1)               948,068     1,056,897       667,908       485,950     2,500,874     12,155,017
                         % Square Feet(2)                7.1%          7.9%          5.0%          3.7%         18.8%          91.4%
                         Annualized Rent(3)       $20,967,084   $22,027,009   $13,967,501   $ 9,654,575   $48,686,853   $277,477,246
                         Number of Leases                  81            51            44            32            36          1,152
                         Rent Per Square Foot     $     22.12   $     20.84   $     20.91   $     19.87        $19.47   $      22.83

PACIFIC REGION TOTALS    Square Feet(1)               344,178       719,364       411,700       794,246       717,531      8,936,240
                         % Square Feet(2)                3.5%          7.4%          4.2%          8.2%          7.4%          92.1%
                         Annualized Rent(3)       $ 8,787,839   $15,423,632   $13,581,995   $24,500,345   $11,129,561   $210,402,252
                         Number of Leases                  21            27            18            15            19            673
                         Rent Per Square Foot     $     25.53   $     21.44   $     32.99   $     30.85        $15.51   $      23.54

WEST REGION TOTALS       Square Feet(1)               981,178       281,007       309,239       216,330       182,766      8,383,295
                         % Square Feet(2)               11.2%          3.2%          3.5%          2.5%          2.1%          95.3%
                         Annualized Rent(3)       $14,345,575   $ 5,523,336   $ 6,441,399   $ 6,163,374   $ 2,335,969   $154,376,329
                         Number of Leases                  21            12             9             7             9          1,069
                         Rent Per Square Foot     $     14.62   $     19.66   $     20.83   $     28.49   $     12.78   $      18.41

SOUTHEAST REGION TOTALS  Square Feet(1)               347,833       418,831       595,444        23,488     1,070,353      8,363,217
                         % Square Feet(2)                4.0%          4.8%          6.9%          0.3%         12.4%          96.5%
                         Annualized Rent(3)       $ 5,170,466   $ 5,837,916   $14,169,239   $   543,826   $20,686,841   $156,775,866
                         Number of Leases                  17             9             8             3             9            712
                         Rent Per Square Foot     $     14.86   $     13.94   $     23.80   $     23.15   $     19.33   $      18.75

SOUTHWEST REGION TOTALS  Square Feet(1)               520,933        72,924       446,126       171,843       171,729      6,564,944
                         % Square Feet(2)                7.3%          1.0%          6.3%          2.4%          2.4%          92.2%
                         Annualized Rent(3)       $ 9,226,058   $ 1,324,953   $ 7,264,419   $ 3,017,761   $   699,402   $108,416,439
                         Number of Leases                  18             4             7             2             2            675
                         Rent Per Square Foot     $     17.71   $     18.17   $     16.28   $     17.56   $      4.07   $      16.51

               LEASE EXPIRATION BY REGION AS OF DECEMBER 31, 1997


                                                 1998           1999           2000           2001           2002           2003
                                             ------------   ------------   ------------   ------------   ------------   ------------

PORTFOLIO TOTALS    Square Feet(1)              5,454,926      6,469,737      8,334,900      8,776,865      7,494,931      4,573,593
                    % Square Feet(2)                 8.4%           9.9%          12.8%          13.4%          11.5%           7.0%
                    Annualized Rent(3)       $115,030,835   $135,367,809   $179,723,239   $192,001,433   $173,159,684   $108,953,988
                    Number of Leases                1,208            947            973            825            720            304
                    Rent Per Square Foot     $      21.09   $      20.92   $      21.56   $      21.88   $      23.10   $      23.82


                                                                                                        2008 AND
                                                   2004          2005          2006          2007         BEYOND          TOTALS
                                               -----------   -----------   -----------   -----------   ------------   --------------

PORTFOLIO TOTALS    Square Feet(1)               4,300,621     3,504,232     3,431,612     2,631,959      6,388,723       61,362,099
                    % Square Feet(2)                  6.6%          5.4%          5.3%          4.0%           9.8%            94.0%
                    Annualized Rent(3)         $86,422,383   $75,006,652   $76,988,287   $66,403,077   $134,511,346   $1,343,568,733
                    Number of Leases                   221           149           134            87            108            5,676
                    Rent Per Square Foot       $     20.10   $     21.40   $     22.44   $     25.23   $      21.05   $        21.90


(1)  Total net rentable square feet represented by expiring leases.
(2)  Percentage of total net rentable feet represented by expiring leases.
(3) Annualized Rent is the monthly contractual rent under existing leases as of December 31, 1997 multiplied by 12. This amount reflects total base rent before any rent abatements, but includes expense reimbursements. Total rent abatements for leases in effect as of December 31, 1997 for the 12 months ending December 31, 1998 are approximately $9.5 million.

LEASE EXPIRATIONS -- TOTAL PORTFOLIO

         The following table sets forth a summary schedule of the lease expirations for the Office Properties for leases in place as of December 31, 1997, assuming that none of the tenants exercise renewal options or termination rights, if any, at or prior to the scheduled expirations:

                                                                                              PERCENTAGE
                                                                                ANNUALIZED        OF
                                                 PERCENTAGE                         RENT OF     ANNUALIZED
                                     SQUARE       OF TOTAL         ANNUALIZED      EXPIRING       RENT OF
                     NUMBER OF     FOOTAGE OF     OCCUPIED           RENT OF        LEASES       EXPIRING
YEAR OF LEASE         LEASES        EXPIRING       SQUARE           EXPIRING      PER SQUARE      LEASES
EXPIRATION           EXPIRING        LEASES         FEET             LEASES          FOOT           (1)
-------------        ---------     ----------    ----------     --------------    ----------    ----------

1998(2)                1,208        5,454,926        9.0%       $  115,030,835      $21.09          8.6%
1999                     947        6,469,737       10.6           135,367,809       20.92         10.1
2000                     973        8,334,900       13.7           179,723,239       21.56         13.4
2001                     825        8,776,865       14.5           192,001,433       21.88         14.3
2002                     720        7,494,931       12.4           173,159,684       23.10         12.9
2003                     304        4,573,593        7.5           108,953,988       23.82          8.1
2004                     221        4,300,621        7.1            86,422,383       20.10          6.4
2005                     149        3,504,232        5.8            75,006,652       21.40          5.6
2006                     134        3,431,612        5.7            76,988,287       22.44          5.7
2007                      87        2,631,959        4.3            66,403,077       25.23          4.9
2008                      43        1,859,287        3.1            45,585,979       24.52          3.4
2009                      21          774,932        1.3            19,203,150       24.78          1.4
2010 and beyond           44        3,057,645        5.0            69,722,217       22.80          5.2
                       -----       ----------      -----        --------------                   ------
  Total/Weighted
    Average            5,676       60,665,240      100.0%(3)    $1,343,568,733      $21.90        100.0%
                       =====       ==========      =====        ==============                    ====

(1)  Based on currently payable rent.

(2) Represents lease expirations from January 1, 1998 to December 31, 1998 and month-to-month leases.

(3)  Reconciliation of total net rentable square footage is as follows:


                                                                      PERCENTAGE
                                                           SQUARE         OF
                                                          FOOTAGE        TOTAL
                                                        ----------    ----------

    Square footage occupied by tenants                  60,665,240       92.9%
    Square footage used for management offices
      and building use, and remeasurement adjustments      696,859        1.1
                                                        ----------      -----
    Total occupied square footage                       61,362,099       94.0%
                                                        ----------      -----
    Square footage vacant                                3,929,691        6.0
                                                        ----------      -----

    Total net rentable square footage                   65,291,790      100.0%
                                                        ==========      =====

LEASE DISTRIBUTIONS

         The following table sets forth information relating to the distribution of the Office Property leases, based on rentable square feet under lease, as of December 31, 1997:

                                                                                                                    PERCENTAGE
                                                                     PERCENTAGE                                         OF
                                                         TOTAL      OF AGGREGATE                      ANNUALIZED     AGGREGATE
                                          PERCENT      OCCUPIED       PORTFOLIO                        RENT PER      PORTFOLIO
SQUARE FEET                   NUMBER      OF ALL        SQUARE        OCCUPIED        ANNUALIZED        SQUARE      ANNUALIZED
UNDER LEASE                  OF LEASES    LEASES         FEET        SQUARE FEET         RENT            FOOT          RENT
-----------                  ---------    -------     ----------    ------------    --------------    ----------    ----------

2,500 or Less                   2,111       37.1%      2,651,327         4.5%          $53,306,953      $20.11           4.0%
2,501-5,000                     1,241       21.9       4,425,891         7.3            91,348,801       20.64           6.7
5,001-7,500                       645       11.4       3,941,275         6.5            81,850,253       20.77           6.1
7,501-10,000                      335        5.9       2,901,540         4.8            62,623,563       21.58           4.7
10,001-20,000                     687       12.1       9,709,038        16.0           207,045,803       21.33          15.4
20,001-40,000                     363        6.4       9,854,438        16.1           220,294,918       22.35          16.4
40,001-60,000                     125        2.2       6,024,324         9.9           136,425,729       22.65          10.2
60,001-100,000                     90        1.6       6,675,284        11.0           162,617,086       24.36          12.1
100,001 or Greater                 79        1.4      14,482,123        23.9           328,055,628       22.65          24.4
                                -----      -----      ----------       -----        --------------                     -----

  Total/Weighted  Average       5,676      100.0%     60,665,240       100.0%       $1,343,568,733      $21.90         100.0%
                                =====      ====       ==========       ====         ==============                     ====


OCCUPANCY

         The table below sets forth weighted average occupancy rates, based on square feet occupied, of the Office Properties owned by the Company at the indicated dates:

                                                                   PERCENTAGE OF
                                                     AGGREGATE       RENTABLE
                                                     RENTABLE         SQUARE
DATE                                                SQUARE FEET    FEET OCCUPIED
----                                                -----------    -------------

December 31, 1992..............................      9,095,684          73%
December 31, 1993..............................     13,550,553          80
December 31, 1994..............................     18,505,591          88
December 31, 1995..............................     23,097,222          86
December 31, 1996..............................     29,127,289          90
December 31, 1997..............................     65,291,790          94

ITEM 3. LEGAL PROCEEDINGS

        Neither the Company nor any of the Properties is presently subject to any material litigation nor, to the Company's knowledge, is any litigation threatened against the Company or any of the Properties, other than routine actions for negligence and other claims and administrative proceedings arising in the ordinary course of business, some of which are expected to be covered by liability insurance and all of which collectively are not expected to have a material adverse effect on the liquidity, results of operations, or business or financial condition of the Company.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        The Company held a special meeting on December 19, 1997 to consider and vote upon a proposal to approve the Beacon Merger, the Merger Agreement and the other transactions contemplated thereby. Only holders of Common Shares of record at the close of business on November 14, 1997 were entitled to vote at the special meeting. The affirmative vote of the holders of a majority of all of the Common Shares entitled to vote on the matter was required to approve the Beacon Merger and the Merger Agreement. As of the record date, there were 162,106,228 Common Shares outstanding and entitled to vote. The vote was as follows:
133,478,552 Common Shares in favor, 11,357 Common Shares against or withheld, and 38,538 abstentions. For a more detailed discussion of the Beacon Merger, see "Item 1. Business -- Acquisition Activity." See also the Company's Current Report on Form 8-K dated December 17, 1997.


                                     PART II


ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

        The Company's Common Shares began trading on the New York Stock Exchange ("NYSE") on July 8, 1997, under the symbol EOP. On March 25, 1998, the reported closing sale price per Common Share on the NYSE was $30.875 and there were approximately 837 holders of record of Common Shares. The information required by this item as to market prices of Common Shares and the distributions paid by the Company is hereby incorporated by reference to the material appearing on the inside back cover of the 1997 Annual Report to Shareholders, filed as Exhibit
13.1 hereto, under the caption "Common Share Market Prices and Distribution." In addition, the Company declared a $0.32 distribution per Common Share payable on April 10, 1998 to shareholders of record on March 31, 1998.

        ISSUANCES OF UNREGISTERED SECURITIES. Unless stated otherwise, the Company received cash consideration in connection with each of the following issuances of unregistered securities:

        In September 1997, the Company purchased two Office Properties and a Parking Facility from an unaffiliated third party for a purchase price of approximately $140 million. Of this amount, the Operating Partnership issued, in a private placement of securities in reliance on an exemption from the registration requirements of the Securities Act of 1933, as amended (the "Securities Act"), pursuant to Section 4(2) and Rule 506 of Regulation D promulgated thereunder, 1,692,546 Units at a price of $29 per Unit for a total of approximately $49.1 million.

        On September 3, 1997, the Company (through the Operating Partnership) issued $180 million of unsecured notes (the "$180 Million Notes") in a private placement to an institutional investor, in reliance on an exemption from the registration requirements of the Securities Act, pursuant to Section 4(2) and Rule 506 of Regulation D promulgated thereunder, and used the proceeds therefrom to repay amounts outstanding under the Company's $600 million unsecured revolving line of credit entered into in July 1997.

        In October 1997, the Company sold an aggregate of $274 million of restricted Common Shares in two separate private transactions to institutional investors in reliance on an exemption from the registration requirements of the Securities Act, pursuant to Section 4(2) and Rule 506 of Regulation D promulgated thereunder, and contributed the proceeds to the Operating Partnership in exchange for 9.7 million Units.

        Also in October 1997, the Company purchased four Office Properties from an unaffiliated third party for a purchase price of $289 million. Of this amount, the Operating Partnership issued, in a private placement of securities in reliance on an exemption from the registration requirements of the Securities Act, pursuant to Section 4(2) and Rule 506 of Regulation D promulgated thereunder, 2,900,000 Units at a price of $24.50 per Unit for a total of approximately $71.1 million.

        Also in October 1997, the Company purchased interests in nine Office Properties from an unaffiliated third party for a purchase price of approximately $127.5 million. Of this amount, the Operating Partnership issued, in a private placement of securities in reliance on an exemption from the registration requirements of the Securities Act, pursuant to Section 4(2) and Rule 506 of Regulation D promulgated thereunder, 499,977 Units at a price of $28.775 per Unit for a total of approximately $14.4 million.

        Also in October 1997, the Company purchased an Office Property from an unaffiliated third party for a purchase price of approximately $81.7 million. Of this amount, the Operating Partnership issued, in a private placement of securities in reliance on an exemption from the registration requirements of the Securities Act, pursuant to Section 4(2) and Rule 506 of Regulation D promulgated thereunder, 741,159 Units at a price of $32.975 per Unit for a total of approximately $24.4 million.

        In November 1997, the Company purchased two Office Properties from an unaffiliated third party for a purchase price of $17.2 million. Of this amount, the Operating Partnership issued, in a private placement of securities in reliance on an exemption from the registration requirements of the Securities Act, pursuant to Section 4(2) and Rule 506 of Regulation D promulgated thereunder, 124,348 Units at a price of $28.775 per Unit for a total of approximately $3.6 million.

        In December 1997, the Company purchased ten Office Properties in the Wright Runstad Acquisition for a purchase price of $640 million. Of this amount, the Operating Partnership issued, in a private placement of securities in reliance on an exemption from the registration requirements of the Securities Act, pursuant to Section 4(2) and Rule 506 of Regulation D promulgated thereunder, 2,615,700 Units at a price of $29.11 per Unit for a total of approximately $76.1 million and the Company issued, also in a private placement of securities in reliance on an exemption from the registration requirements of the Securities Act, pursuant to Section 4(2) and Rule 506 of Regulation D promulgated thereunder, 3,435,688 Common Shares at a price of $29.11 per Common Share for a total of approximately $100 million. The sellers also received five year warrants (valued at approximately $15 million) to purchase an additional 5,000,000 Common Shares at an exercise price of $39.375 per share. In addition, the Company, through a Noncontrolled Subsidiary, acquired a non-controlling interest in the management company of the seller for approximately $20 million. Of this amount, the Operating Partnership issued, in a private placement of securities in reliance on an exemption from the registration requirements of the Securities Act, pursuant to Section 4(2) and Rule 506 of Regulation D promulgated thereunder, 137,427 Units at a price of $29.11 per Unit for a total of approximately $4.0 million.

        On February 12, 1998, the Company, in two private placements to institutional investors in reliance on an exemption from the registration requirements of the Securities Act, pursuant to Section 4(2) and Rule 506 of Regulation D promulgated thereunder, sold $1.25 billion of unsecured notes in four series, ranging in maturities from 5 to 20 years, and $250 million of unsecured 6.376% Mandatory Par Put Remarketed Securities(SM) due 2012
(which are subject to mandatory tender on February 15, 2002).

        On February 13, 1998, the Company (through the Operating Partnership), in a private placement to institutional investors in reliance on an exemption from the registration requirements of the Securities Act, pursuant to Rule 144A promulgated thereunder, sold 6,000,000 5.25% Preferred Income Equity Redeemable Shares for gross aggregate consideration of $300,000,000. The proceeds of this offering were contributed to the Operating Partnership in exchange for 6,000,000 5.25% Series B Cumulative Redeemable Units of Limited Partnership Interest.

ITEM 6. SELECTED FINANCIAL DATA

        The information required by this item is hereby incorporated by reference to the material appearing in the 1997 Annual Report to Shareholders under the caption "Equity Office Property Trust Selected Financial Data."


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The information required by this item is hereby incorporated by reference to the material appearing in the 1997 Annual Report to Shareholders under the caption "Equity Office Property Trust Management's Discussion and Analysis of Financial Condition and Results of Operations."


ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        Not applicable.


ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        The financial statements of the Company and report of independent auditors required to be included in this item are set forth in Item 14 of this report and are hereby incorporated by reference to the Consolidated and Combined Financial Statements of Equity Office Properties Trust and Equity Office Predecessors appearing in the 1997 Annual Report to Shareholders.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.


                                    PART III


ITEM 10. TRUSTEES AND EXECUTIVE OFFICERS OF THE REGISTRANT

        The information required by this item is hereby incorporated by reference to the material appearing in the Company's proxy statement for the annual shareholders' meeting to be held in 1998 (the "Proxy Statement") under the captions "Management" and "Compliance with Section 16(a) of the Exchange Act."


ITEM 11. EXECUTIVE COMPENSATION

        The information required by this item is hereby incorporated by reference to the material appearing in the Proxy Statement under the captions "Management -- Compensation of the Board of Trustees; Payment in Common Shares," "Executive Compensation," "Compensation Committee Report on Executive Compensation" and "Performance Graph."

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        The information required by this item is hereby incorporated by reference to the material appearing in the Proxy Statement under the captions "Security Ownership of Management" and "Security Ownership of Principal Shareholders."


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        The information required by this item is hereby incorporated by reference to the material appearing in the Proxy Statement under the caption "Certain Relationships and Related Transactions."


ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS OF FORM 8-K

        (a)(1) and (2) Financial Statements and Schedules:

        FINANCIAL STATEMENTS

            Report of Independent Auditors

            Consolidated and Combined Balance Sheets of Equity Office Properties
               Trust and Equity Office Predecessors as of December 31, 1997 and 1996

            Consolidated Statement of Operations of Equity Office Properties
               Trust for the period from July 11, 1997 to December 31, 1997, and the Combined Statements of Operations of Equity Office Predecessors for the period from January 1, 1997 to July 10, 1997 and the years ended December 31, 1996 and 1995

            Consolidated Statement of Cash Flows of Equity Office Properties
               Trust for the period from July 11, 1997 to December 31, 1997, and the Combined Statements of Cash Flows of Equity Office Predecessors for the period from January 1, 1997 to July 10,
               1997 and the years ended December 31, 1996 and 1995

            Consolidated Statement of Shareholders' Equity of Equity Office
               Properties Trust for the period from July 11, 1997 to December 31, 1997 and the Combined Statements of Owners' Equity of Equity Office Predecessors for the period from January 1, 1997 to July 10, 1997 and the years ended December 31, 1996 and 1995

            Notes to Consolidated and Combined Financial Statements

        SCHEDULES

            Schedule III -- Real Estate and Accumulated Depreciation

            All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instruction or are inapplicable, and therefore have been omitted.

        (a)(3) Exhibits:

          EXHIBIT NO.   DESCRIPTION
          -----------   -----------

              3.1*      Amended and Restated Declaration of Trust of the
                          Company, as amended
              3.2       Articles Supplementary of the Company, dated
                          December 15, 1997 and filed with the Maryland State Department of Assessments and Taxation on December 17, 1997
              3.3       Articles Supplementary of the Company, dated
                          February 18, 1998 and filed with the Maryland State Department of Assessments and Taxation on February 19, 1998

              3.4       Bylaws of the Company (Incorporated herein by reference
                          to Exhibit 3.2 to the Registration Statement of the Company and the Operating Partnership on Form S-4 (Commission File No. 333-40401))
              4.1       Indenture, dated as of September 2, 1997, between the
                          Operating Partnership and State Street Bank and Trust Company
              4.2       First Supplemental Indenture, dated as of February 9,
                          1998, between the Operating Partnership and State Street Bank and Trust Company
              4.3       $200,000,000 6.375% Note due 2003. A $100,000,000 6.375%
                          Note due 2003, identical in all material respects other than principal amount to the Note filed as
                          Exhibit 4.3, has not been filed.
              4.4       $200,000,000 6.625% Note due 2005. Another $200,000,000
                          6.625% Note due 2005, identical in all material respects to the Note filed as Exhibit 4.4, has not been filed.
              4.5       $200,000,000 6.750% Note due 2008. A $100,000,000 6.750%
                          Note due 2008, identical in all material respects other than principal amount to the Note filed as
                          Exhibit 4.5, has not been filed.
              4.6       $200,000,000 7.250% Note due 2018. A $50,000,000 7.250%
                          Note due 2018, identical in all material respects other than principal amount to the Note filed as
                          Exhibit 4.6, has not been filed.
              4.7       $200,000,000 6.376% MandatOry Par Put Remarketed
                          Securities(SM) due 2012. A $50,000,000 6.376%
                          MandatOry Par Put Remarketed Securities(SM) due
                          2012, identical in all material respects to the note filed as Exhibit 4.7, has not been filed.
              4.8       $30,000,000 7.24% Senior Note due 2004
              4.9       $50,000,000 7.36% Senior Note due 2005
             4.10       $50,000,000 7.44% Senior Note due 2006
             4.11       $50,000,000 7.41% Senior Note due 2007
             4.12       Registration Rights Agreement, dated as of February 12,
                          1998, among the Operating Partnership, and (i) in the case of the 6.375% Notes due 2003, the 6.625% Notes due 2005 and the 7.250% Notes due 2018, Merrill Lynch, Pierce, Fenner & Smith Incorporated ("Merrill Lynch"), Lehman Brothers Inc. ("Lehman"), J.P. Morgan Securities Inc. ("J.P. Morgan"), Salomon Brothers Inc ("Salomon") and UBS Securities LLC, (ii) in the case of the 6.750% Notes due 2008, Merrill Lynch, Lehman, J.P. Morgan and BancAmerica Robertson Stephens and
                          (iii) in the case of the 6.376% MandatOry Par Put Remarketed Securities(SM) due February 15, 2012, Merrill Lynch
             4.13       Registration Rights Agreement, dated as of February 13,
                          1998, between the Company and Lehman
             10.1       Agreement of Limited Partnership of the Operating
                          Partnership, as amended
             10.2       Registration Rights Agreement, dated as of July 11,
                          1997, among the Company and the persons named therein
             10.3       Noncompetition Agreement between the Company and Samuel
                          Zell
             10.4       Contribution Agreement, dated as of April 30, 1997,
                          among the Operating Partnership and the persons named therein
             10.5       Merger Agreement, dated as of April 30, 1997, among
                          the Company and the persons named therein

             10.6       Each member of the Company's Board of Trustees and each
                          Executive Officer of the Company has entered into an Indemnification Agreement with the Company. These Indemnification Agreements are identical in all material respects. The schedule below sets forth the terms of each Indemnification Agreement not filed which differ from the copy of the example Indemnification Agreement (between the Company and Samuel Zell, dated as of October 9, 1996), which is filed as Exhibit 10.6 hereto:

                          NAME                      DATED AS OF
                          ----                      -----------

                          Timothy H. Callahan         10/9/96
                          Richard D. Kincaid          3/14/97
                          Sheli Z. Rosenberg          3/12/97
                          Thomas E. Dobrowski         7/11/97
                          James D. Harper, Jr.        7/11/97
                          Peter Linneman              7/11/97
                          Jerry M. Reinsdorf          7/11/97
                          William W. Goodyear         7/11/97
                          David K. McKown             7/11/97
                          H. Jon Runstad             12/18/97
                          Edwin N. Sidman            12/24/97
                          Michael A. Steele           10/9/96
                          Stanley M. Stevens          10/9/96
                          Jeffrey L. Johnson          3/14/97

             10.8       Agreement and Plan of Merger, dated September 15, 1997,
                          as amended, among the Company, the Operating
                          Partnership, Beacon and Beacon Partnership
                          (incorporated herein by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K dated September 15, 1997)

             13.1       1997 Annual Report to Shareholders
             21.1*      List of Subsidiaries of the Company
             23.1       Consent of Ernst & Young LLP
             24.1       Power of Attorney (included in signature page)
             27.1       Financial Data Schedule

  ------------------
  * Incorporated herein by reference to the same-numbered exhibit to the Company's Registration Statement on Form S-11 (Commission File
       No. 333-26629).

(b) Reports on Form 8-K:

       - Dated October 1, 1997 including Item 2 (Acquisition or Disposition of Assets), Item 5 (Other Events) and Item 7 (Financial Statements and Exhibits). Item 7 included the following financial statements and reports:

             - Pro forma condensed combined financial statements of the Company as of and for the six months ended June 30, 1997 and for the year ended December 31, 1996.

             - Combined Statements of Revenue and Certain Expenses of the
               Columbus America Properties for the year ended December 31, 1996 (audited) and the period from January 1, 1997 through July 31, 1997 (unaudited) and a Report of Independent Auditors dated September 3, 1997.

             - Combined Statements of Revenue and Certain Expenses of the
               Prudential Properties for the year ended December 31, 1996 (audited) and the period from January 1, 1997 through August 31, 1997 (unaudited) and a Report of Independent Auditors dated September 3, 1997.

             - Statements of Revenue and Certain Expenses of 550 South Hope
               Street for the year ended March 31, 1997 (audited) and the period from April 1, 1997 through July 31, 1997 (unaudited) and a Report of Independent Auditors dated September 24, 1997.

             - Combined Statements of Revenue and Certain Expenses of the Acorn
               Properties for the year ended December 31, 1996 (audited) and the period from January 1, 1997 through July 31, 1997 (unaudited) and a Report of Independent Auditors dated September 9, 1997.

             - Combined Statements of Revenue and Certain Expenses of 10 & 30
               South Wacker Drive for the year ended December 31, 1996 (audited) and the period from January 1, 1997 through July 31, 1997 (unaudited) and a Report of Independent Auditors dated September 5, 1997.

       - Dated December 17, 1997 including Item 2 (Acquisition or Disposition of Assets), Item 5 (Other Events) and Item 7 (Financial Statements and Exhibits). Item 7 included the following financial statements and reports:

             - Pro forma condensed combined financial statements of the Company as of and for the nine months ended September 30, 1997 and for the year ended December 31, 1996.

             - Statements of Revenue and Certain Expenses of One Lafayette
               Centre for the year ended December 31, 1996 (audited) and the period from January 1, 1997 through July 31, 1997 (unaudited) and a Report of Independent Auditors dated September 5, 1997.

             - Combined Statements of Revenue and Certain Expenses of the Acorn
               Properties for the year ended December 31, 1996 (audited) and the period from January 1, 1997 through July 31, 1997 (unaudited) and a Report of Independent Auditors dated September 9, 1997.

             - Combined Statements of Revenue and Certain Expenses of the PPM
               Properties for the year ended December 31, 1996 (audited) and the period from January 1, 1997 through August 31, 1997 (unaudited) and a Report of Independent Auditors dated January 22, 1997.

             - Combined Statements of Revenue and Certain Expenses of the Wright
               Runstad Properties for the year ended September 30, 1996 (audited) and the period from October 1, 1996 through August 31, 1997 (unaudited) and a Report of Independent Auditors dated September 26, 1997.

(c) Exhibits:
       See Item 14(a)(3) above.

(d) Financial Statement Schedules:
       None.

                                   SIGNATURES



        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Chicago, Illinois, as of the 31st day of March, 1998.

                                     Equity Office Properties Trust


                                     By: /s/ Timothy H. Callahan
                                         ---------------------------------------
                                         Timothy H. Callahan
                                           President and Chief Executive Officer


        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities indicated as of the 31st day of March, 1998.

        Each person whose signature appears below hereby constitutes and appoints Samuel Zell and Timothy H. Callahan, and each of them, his attorney-in-fact and agent, with full power of substitution and resubstitution for him in any and all capacities, to sign any or all amendments to this annual report on Form 10-K for the fiscal year ended December 31, 1997, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto such attorney-in-fact and agent full power and authority to do and perform each and every act and thing requisite and necessary in connection with such matters and hereby ratifying and confirming all that such attorney-in-fact and agent or his substitutes may do or cause to be done by virtue hereof.


         SIGNATURE                   TITLE
         ---------                   -----



  /s/ Timothy H. Callahan            President, Chief Executive Officer and
----------------------------           Trustee (principal executive officer)
Timothy H. Callahan



  /s/ Richard D. Kincaid             Chief Financial Officer
----------------------------           (principal financial officer and
Richard D. Kincaid                     principal accounting officer)



  /s/ Samuel Zell                    Chairman of the Board of Trustees
----------------------------
Samuel Zell



  /s/ Sheli Z. Rosenberg             Trustee
----------------------------
Sheli Z. Rosenberg

         SIGNATURE                   TITLE
         ---------                   -----


  /s/ Thomas E. Dobrowski            Trustee
----------------------------
Thomas E. Dobrowski


 /s/ James D. Harper, Jr.            Trustee
----------------------------
James D. Harper, Jr.


  /s/ Peter Linneman                 Trustee
----------------------------
Peter Linneman


  /s/ Jerry M. Reinsdorf             Trustee
----------------------------
Jerry M. Reinsdorf


  /s/ William M. Goodyear            Trustee
----------------------------
William M. Goodyear


  /s/ David K. McKown                Trustee
----------------------------
David K. McKown


                                     Trustee
----------------------------
H. Jon Runstad


  /s/ Edwin N. Sidman                Trustee
----------------------------
Edwin N. Sidman

                                  EXHIBIT INDEX


EXHIBIT NO.  DESCRIPTION                                                PAGE NO.
-----------  -----------                                                --------

3.1*         Amended and Restated Declaration of Trust of the
               Company, as amended
3.2          Articles Supplementary of the Company, dated
               December 15, 1997 and filed with the Maryland State Department of Assessments and Taxation on December 17, 1997
3.3          Articles Supplementary of the Company, dated
               February 18, 1998 and filed with the Maryland State Department of Assessments and Taxation on February 19, 1998
3.4          Bylaws of the Company (Incorporated herein by reference
               to Exhibit 3.2 to the Registration Statement of the Company and the Operating Partnership on Form S-4 (Commission File No. 333-40401))
4.1          Indenture, dated as of September 2, 1997, between the
               Operating Partnership and State Street Bank and Trust
               Company
4.2          First Supplemental Indenture, dated as of February 9,
               1998, between the Operating Partnership and State Street Bank and Trust Company
4.3          $200,000,000 6.375% Note due 2003. A $100,000,000
               6.375% Note due 2003, identical in all material respects other than principal amount to the Note filed as Exhibit 4.3, has not been filed.
4.4          $200,000,000 6.625% Note due 2005. Another $200,000,000
               6.625% Note due 2005, identical in all material respects to the Note filed as Exhibit 4.4, has not been filed.
4.5          $200,000,000 6.750% Note due 2008. A $100,000,000
               6.750% Note due 2008, identical in all material respects other than principal amount to the Note filed as Exhibit 4.5, has not been filed.
4.6          $200,000,000 7.250% Note due 2018. A $50,000,000 7.250%
               Note due 2018, identical in all material respects other than principal amount to the Note filed as
               Exhibit 4.6, has not been filed.
4.7          $200,000,000 6.376% MandatOry Par Put Remarketed
               Securities(SM) due 2012. A $50,000,000 6.376% MandatOry Par Put Remarketed Securities(SM) due 2012, identical in all material respects to the note filed as Exhibit 4.7, has not been filed.
4.8          $30,000,000 7.24% Senior Note due 2004
4.9          $50,000,000 7.36% Senior Note due 2005
4.10         $50,000,000 7.44% Senior Note due 2006
4.11         $50,000,000 7.41% Senior Note due 2007
4.12         Registration Rights Agreement, dated as of February 12,
               1998, among the Operating Partnership, and (i) in the case of the 6.375% Notes due 2003, the 6.625% Notes due 2005 and the 7.250% Notes due 2018, Merrill
               Lynch, Pierce, Fenner & Smith Incorporated ("Merrill Lynch"), Lehman Brothers Inc. ("Lehman"), J.P. Morgan Securities Inc. ("J.P. Morgan"), Salomon Brothers Inc ("Salomon") and UBS Securities LLC, (ii) in the case of the 6.750% Notes due 2008, Merrill Lynch, Lehman, J.P. Morgan and BancAmerica Robertson Stephens and
               (iii) in the case of the 6.376% MandatOry Par Put Remarketed Securities(SM) due February 15, 2012, Merrill Lynch
4.13         Registration Rights Agreement, dated as of February 13,
               1998, between the Company and Lehman
10.1         Agreement of Limited Partnership of the Operating
               Partnership, as amended
10.2         Registration Rights Agreement, dated as of July 11,
               1997, among the Company and the persons named therein
10.3         Noncompetition Agreement between the Company and
               Samuel Zell
10.4         Contribution Agreement, dated as of April 30, 1997,
               among the Operating Partnership and the persons named therein

10.5         Merger Agreement, dated as of April 30, 1997, among the
               Company and the persons named therein
10.6         Each member of the Company's Board of Trustees and each
               Executive Officer of the Company has entered into an Indemnification Agreement with the Company. These Indemnification Agreements are identical in all material respects. The schedule below sets forth the terms of each Indemnification Agreement not filed which differ from the copy of the example Indemnification Agreement (between the Company and Samuel Zell, dated as of October 9, 1996), which is filed as Exhibit 10.6 hereto:

                   NAME                          DATED AS OF
                   ----                          -----------

                   Timothy H. Callahan               10/9/96
                   Richard D. Kincaid                3/14/97
                   Sheli Z. Rosenberg                3/12/97
                   Thomas E. Dobrowski               7/11/97
                   James D. Harper, Jr.              7/11/97
                   Peter Linneman                    7/11/97
                   Jerry M. Reinsdorf                7/11/97
                   William W. Goodyear               7/11/97
                   David K. McKown                   7/11/97
                   H. Jon Runstad                   12/18/97
                   Edwin N. Sidman                  12/24/97
                   Michael A. Steele                 10/9/96
                   Stanley M. Stevens                10/9/96
                   Jeffrey L. Johnson                3/14/97

10.7         Agreement and Plan of Merger, dated September 15, 1997,
               as amended, among the Company, the Operating
               Partnership, Beacon and Beacon Partnership
               (Incorporated herein by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K dated
               September 15, 1997)
13.1         1997 Annual Report to Shareholders
21.1*        List of Subsidiaries of the Company
23.1         Consent of Ernst & Young LLP
24.1         Power of Attorney (included in signature page)
27.1         Financial Data Schedule

-----------------------
   * Incorporated herein by reference to the same-numbered exhibit to the Company's Registration Statement on Form S-11 (Commission File
       No. 333-26629).

Schedule III - Real Estate and Accumulated Depreciation as of December 31, 1997


                                                                                                                     Costs
                                                                                        Initial Cost to      Capitalized Subsequent
                                                                                           Company                To Acquisition
   ---------------------------------------------------------------------------------------------------------------------------------
                                                                  December 31, 1997                Buildings and       Buildings and
   Description                                Location              Encumbrances         Land       Improvements  Land  Improvements
   ---------------------------------------------------------------------------------------------------------------------------------

   Office Properties:
 1 60 Spear Street Building              (3)  San Francisco, CA     $         0      $ 2,125,200    $ 19,126,500   $0   $        0
 2 San Felipe Plaza                      (3)  Houston, TX            53,087,500       13,471,300     117,984,100    0    2,131,400
 3 Summit Office Park                    (3)  Ft. Worth, TX                   0        1,421,000      12,789,700    0      311,400
 4 5100 Brookline                        (3)  Oklahoma City, OK               0          570,700       4,236,500    0      120,100
 5 Tampa Commons                         (3)  Tampa, FL                       0        2,783,900      25,054,600    0       19,200
 6 Intercontinental Center               (3)  Houston, TX                     0        1,750,700      14,406,300    0       43,500
 7 First Union Center                    (3)  Ft. Lauderdale, FL              0        3,954,000      35,585,900    0       74,400
 8 Four Forest                           (3)  Dallas, TX                      0        4,767,900      42,911,400    0      590,100
 9 Dominion Tower                        (3)  Norfolk, VA                     0        4,643,700      41,091,200    0      238,800
10 Northborough Tower                    (3)  Houston, TX                     0        1,704,000      12,185,800    0      292,300
11 500 Marquette Building                (3)  Albuquerque, NM                 0        2,219,900      19,978,500    0      370,200
12 Atrium Towers                         (3)  Oklahoma City, OK               0          749,000       6,741,600    0      374,300
13 One Clearlake Centre                  (3)  W. Palm Beach, FL               0        4,585,700      18,771,300    0      562,000
14 Community Corporate  Center           (3)  Columbus, OH           16,719,900        3,018,900      27,169,800    0      200,900
15 Sarasota City Center                  (3)  Sarasota, FL                    0        2,239,600      20,156,700    0       72,500
16 Denver Corporate Center
    II and III                           (3)  Denver, CO                      0        6,059,400      36,534,300    0      603,300
17 University Tower                      (3)  Durham, NC                      0        2,085,100      18,766,200    0      146,800
18 Shelton Pointe                        (3)  Shelton, CT                     0        1,513,900      13,625,200    0      245,700
19 San Jacinto Center                    (3)  Austin, TX                      0        5,074,500      45,670,600    0      877,900
20 1111 19th Street                      (3)  Washington D.C.                 0        5,024,000      45,216,000    0      154,700
21 Bank One Center/Tower                 (3)  Indianapolis, IN                0       14,608,200     131,473,600    0    1,206,700
22 North Central Plaza Three             (3)  Dallas, TX                      0        3,632,100      32,689,300    0      273,700
23 The Quadrant                          (3)  Englewood, CO                   0        4,357,200      39,215,300    0      634,100
24 Canterbury Green                     (3)(4)Stamford, CT           19,034,200                0      41,987,100    0      370,500
25 Three Stamford Plaza                  (3)  Stamford, CT           16,562,800        3,956,600      35,609,700    0      163,100
26 Union Square                          (3)  San Antonio, TX                 0        2,368,500      14,236,000    0      289,100
27 One North Franklin                    (3)  Chicago, IL                     0        9,830,500      88,474,400    0      378,800
28 1620 L Street                         (3)  Washington, DC                  0        2,708,200      24,374,100    0      662,500
29 One & Two Stamford Plaza              (3)  Stamford, CT                    0        8,267,700      74,409,300    0      796,400
30 300 Atlantic Street                   (3)  Stamford, CT                    0        4,632,300      41,690,900    0      522,000
31 Sterling Plaza                        (3)  Dallas, TX                      0        3,810,600      34,295,500    0      367,800
32 1700 Higgins                          (3)  Des Plaines, IL         3,379,700 (5)    1,323,100      11,907,900    0       29,400
33 Franklin Plaza                        (3)  Austin, TX             34,087,800 (5)    6,502,400      58,521,300    0    1,269,800
34 Northwest Center                      (3)  San Antonio, TX         6,465,100 (5)    1,947,900      17,531,900    0      132,600
35 One Columbus Building                 (3)  Columbus, OH           29,386,100 (5)    4,956,300      44,606,300    0      316,200
36 One Crosswoods Center                 (3)  Columbus, OH            3,449,200 (5)    1,058,900       9,529,700    0      188,100
37 One Lakeway                           (3)  Metairie, LA            9,697,600 (5)    2,803,900      25,235,400    0      327,000
38 Three Lakeway                         (3)  Metairie, LA           17,018,700 (5)    4,695,000      43,517,200    0    1,097,300
39 Two Lakeway                           (3)  Metairie, LA           14,692,600 (5)    4,643,500      41,791,800    0      523,700
40 Westshore Center                      (3)  Tampa, FL               7,052,600 (5)    1,978,800      17,808,700    0      150,300
41 NationsBank Plaza                     (3)  Nashville, TN                   0        3,049,200      27,443,100    0      229,900
42 The Plaza at La Jolla Village         (3)  San Diego, CA          57,943,100       11,839,400      98,247,900    0      351,200
43 Interco Corporate Tower               (3)  Clayton, MO            22,038,100        4,688,400      42,195,200    0      338,100
44 9400 NCX                              (3)  Dallas, TX                      0        3,570,000      32,129,700    0    1,895,200
45 Four Stamford Plaza                   (3)  Stamford, CT           15,825,200        4,470,900      40,237,900    0       94,300
46 1920 Main Street Plaza                (3)  Irvine, CA                      0        5,480,700      47,525,800    0      690,100
47 Paces West                            (3)  Atlanta, GA                     0       12,833,700      75,024,500    0    1,425,000
48 One Market                            (3)  San Francisco, CA     151,265,200       34,814,400     313,329,700    0   18,864,800
49 2010 Main Street Plaza                (3)  Irvine, CA                      0        5,197,100      46,773,700    0      259,700





                                           Gross Amount Carried
                                               at Close of
                                             Period 12/31/97
         ---------------------------------------------------------------------------------------------------------------------------
                                                       Buildings and                  Accumulated    Date        Date   Depreciable
         Description                        Land       Improvements     Total (1)    Depreciation Constructed  Acquired  Lives (2)
         ---------------------------------------------------------------------------------------------------------------------------

         Office Properties:

       1 60 Spear Street Building        $ 2,125,200  $ 19,126,500   $ 21,251,700    $  (218,700)    1967       9/29/87     40
       2 San Felipe Plaza                 13,471,300   120,115,500    133,586,800     (1,487,800)    1984       9/29/87     40
       3 Summit Office Park                1,421,000    13,101,100     14,522,100       (163,300)    1974       3/01/89     40
       4 5100 Brookline                      570,700     4,356,600      4,927,300        (53,100)    1974       3/01/89     40
       5 Tampa Commons                     2,783,900    25,073,800     27,857,700       (286,400)    1985       4/25/89     40
       6 Intercontinental Center           1,750,700    14,449,800     16,200,500       (165,500)    1983       6/28/89     40
       7 First Union Center                3,954,000    35,660,300     39,614,300       (407,900)    1991       6/28/89     40
       8 Four Forest                       4,767,900    43,501,500     48,269,400       (523,900)    1985       6/29/89     40
       9 Dominion Tower                    4,643,700    41,330,000     45,973,700       (482,100)    1987       7/25/89     40
      10 Northborough Tower                1,704,000    12,478,100     14,182,100       (149,600)    1983       8/03/89     40
      11 500 Marquette Building            2,219,900    20,348,700     22,568,600       (255,000)    1985       8/15/89     40
      12 Atrium Towers                       749,000     7,115,900      7,864,900        (94,600)    1980      12/15/89     40
      13 One Clearlake Centre              4,585,700    19,333,300     23,919,000       (239,900)    1987      12/29/89     40
      14 Community Corporate  Center       3,018,900    27,370,700     30,389,600       (327,100)    1987       6/14/90     40
      15 Sarasota City Center              2,239,600    20,229,200     22,468,800       (236,800)    1989       9/28/90     40
      16 Denver Corporate Center
          II and III                       6,059,400    37,137,600     43,197,000       (427,200)  1981-82     12/20/90     40
      17 University Tower                  2,085,100    18,913,000     20,998,100       (226,100)    1987      10/16/91     40
      18 Shelton Pointe                    1,513,900    13,870,900     15,384,800       (160,300)    1985      11/26/91     40
      19 San Jacinto Center                5,074,500    46,548,500     51,623,000       (555,400)    1987      12/13/91     40
      20 1111 19th Street, N.W.            5,024,000    45,370,700     50,394,700       (527,900)    1979      12/18/91     40
      21 Bank One Center Tower            14,608,200   132,680,300    147,288,500     (1,543,200)    1990       3/24/92     40
      22 North Central Plaza Three         3,632,100    32,963,000     36,595,100       (472,100)    1986       4/21/92     40
      23 The Quadrant                      4,357,200    39,849,400     44,206,600       (464,200)    1985      12/01/92     40
      24 Canterbury Green                          0    42,357,600     42,357,600       (482,800)    1987      12/15/92     40
      25 Three Stamford Plaza              3,956,600    35,772,800     39,729,400       (419,800)    1980      12/15/92     40
      26 Union Square                      2,368,500    14,525,100     16,893,600       (179,100)    1986      12/23/92     40
      27 One North Franklin                9,830,500    88,853,200     98,683,700     (1,026,800)    1991      12/31/92     40
      28 1620 L Street                     2,708,200    25,036,600     27,744,800       (329,400)    1989       2/05/93     40
      29 One & Two Stamford Plaza          8,267,700    75,205,700     83,473,400       (899,100)    1986       3/30/93     40
      30 300 Atlantic Street               4,632,300    42,212,900     46,845,200       (501,200)    1987       3/30/93     40
      31 Sterling Plaza                    3,810,600    34,663,300     38,473,900       (409,100)    1984       6/25/93     40
      32 1700 Higgins                      1,323,100    11,937,300     13,260,400       (138,900)    1986      11/12/93     40
      33 Franklin Plaza                    6,502,400    59,791,100     66,293,500       (741,000)    1987      11/12/93     40
      34 Northwest Center                  1,947,900    17,664,500     19,612,400       (206,300)    1984      11/12/93     40
      35 One Columbus Building             4,956,300    44,922,500     49,878,800       (515,000)    1987      11/12/93     40
      36 One Crosswoods Center             1,058,900     9,717,800     10,776,700       (119,100)    1984      11/12/93     40
      37 One Lakeway                       2,803,900    25,562,400     28,366,300       (305,400)    1981      11/12/93     40
      38 Three Lakeway                     4,695,000    44,614,500     49,309,500       (557,500)    1987      11/12/93     40
      39 Two Lakeway                       4,643,500    42,315,500     46,959,000       (505,200)    1984      11/12/93     40
      40 Westshore Center                  1,978,800    17,959,000     19,937,800       (217,200)    1984      11/12/93     40
      41 NationsBank Plaza                 3,049,200    27,673,000     30,722,200       (317,800)    1977      12/01/93     40
      42 The Plaza at La Jolla Village    11,839,400    98,599,100    110,438,500     (1,134,200) 1987-1990     3/10/94     40
      43 Interco Corporate Tower           4,688,400    42,533,300     47,221,700       (486,200)    1986       5/27/94     40
      44 9400 NCX                          3,570,000    34,024,900     37,594,900       (454,700)    1981       6/24/94     40
      45 Four Stamford Plaza               4,470,900    40,332,200     44,803,100       (460,400)    1979       8/31/94     40
      46 1920 Main Plaza                   5,480,700    48,215,900     53,696,600       (654,600)    1988       9/29/94     40
      47 One and Two Paces West           12,833,700    76,449,500     89,283,200       (948,800)    1987      10/31/94     40
      48 One Market                       34,814,400   332,194,500    367,008,900     (4,391,600)    1976      11/22/94     40
      49 2010 Main Plaza                   5,197,100    47,033,400     52,230,500       (559,400)    1988      12/13/94     40



                                                                                                                      Costs
                                                                                      Initial Cost to         Capitalized Subsequent
                                                                                         Company                  To Acquisition
         ---------------------------------------------------------------------------------------------------------------------------
                                                              December 31, 1997                   Buildings and        Buildings and
         Description                        Location            Encumbrances         Land          Improvements Land    Improvements
         ---------------------------------------------------------------------------------------------------------------------------
      50 1100 Executive Tower          (3)  Orange, CA                     0         10,112,000      41,600,900   0         377,500
      51 28 State Street              (3)(6)Boston, MA                     0          9,512,600      85,613,100   0      27,919,400
      52 850 Third Avenue              (3)  New York, NY                   0          9,605,900      86,453,200   0       2,243,100
      53 161 North Clark               (3)  Chicago, IL          111,883,100         15,881,700     142,936,100   0      11,149,300
      54 Wachovia Center               (3)  Charlotte, NC         26,307,200          5,061,000      45,548,900   0         481,600
      55 Central Park                  (3)  Atlanta, GA           55,033,500          9,162,600      82,463,100   0         556,000
      56 One American Center           (3)  Austin, TX                     0                  0      70,811,500   0         552,200
      57 Pasadena Towers               (3)  Pasadena, CA          47,474,100          7,087,500      63,787,500   0       1,383,200
      58 580 California                (3)  San Francisco, CA     29,884,400          7,489,000      67,401,300   0       1,741,600
      59 1601 Market Street            (3)  Philadelphia, PA               0          5,780,800      52,027,500   0         760,500
      60 Promenade II                  (3)  Atlanta, GA           95,906,900         14,850,000     133,650,200   0       3,482,500
      61 Two California Plaza          (3)  Los Angeles, CA                0                  0     156,197,000   0      14,041,300
      62 BP Tower                      (3)  Cleveland, OH         84,587,300         16,450,700     148,056,200   0         312,300
      63 Sun Trust Center              (3)  Orlando, FL                    0         11,023,600      99,212,300   0       1,065,600
      64 Reston Town Center            (3)  Reston, VA            91,361,300         23,425,200     154,576,300   0         428,000
      65 49 East Thomas Road           (3)  Phoenix, AZ                    0             65,300         587,800   0               0
      66 Colonnade I                   (3)  San Antonio, TX                0          1,413,700      12,722,800   0         360,900
      67 One Phoenix Plaza             (3)  Phoenix, AZ                    0          6,191,900      55,726,900   0               0
      68 177 Broad Street             (3)(7)Stamford, CT                   0          3,941,200      35,470,900   0         375,200
      69 Preston Commons               (3)  Dallas, TX                     0          5,737,200      51,589,100   0         956,100
      70 Oakbrook Terrace Tower        (3)  Oakbrook Terrace, IL           0         11,950,100     107,550,900   0         392,200
      71 One Maritime Plaza            (3)  San Francisco, CA              0         11,532,700     103,793,800   0       1,682,200
      72 Smith Barney Tower            (3)  San Diego, CA                  0          2,657,700      23,919,400   0       1,179,100
      73 201 Mission Street            (3)  San Francisco, CA              0          8,870,800      79,836,600   0         258,000
      74 30 N. LaSalle Street          (3)  Chicago, IL                    0         12,489,000     112,400,700   0         569,600
      75 LL&E Tower                         New Orleans, LA       37,500,000  (8)     6,185,800      55,672,200   0         127,300
      76 Texaco Center                      New Orleans, LA       42,500,000  (8)     6,686,300      60,177,000   0         393,000
      77 Prudential Portfolio          (g)  Various                        0         28,456,300     256,106,600   0       5,343,900
      78 550 South Hope Street              Los Angeles, CA                0         10,017,500      90,157,600   0               0
      79 10 & 30 South Wacker               Chicago, IL                    0         48,502,500     436,522,400   0          54,100
      80 Four Falls Corporate Center        Conshohocken, PA               0          4,929,500      44,365,700   0         132,000
      81 Four and Five Valley Square        Plymouth Meeting, PA           0            864,500       7,781,200   0          15,000
      82 Oak Hill Plaza                     King of Prussia, PA            0          2,205,200      19,847,100   0           2,800
      83 One Devon Square                   Wayne, PA                      0          1,023,500       9,211,000   0           1,200
      84 Three Devon Square                 Wayne, PA                      0            411,400       3,702,800   0               0
      85 Two Devon Square                   Wayne, PA                      0            658,500       5,926,800   0         104,700
      86 Two Valley Square                  Plymouth Meeting, PA           0            878,000       7,901,400   0           1,200
      87 Walnut Hill Plaza                  King of Prussia, PA   14,713,700          2,046,300      18,416,800   0           2,600
      88 re                                 Washington, D.C.               0          8,257,000      74,312,800   0           1,400
      89                                    Plymouth Meeting, PA           0            717,600       6,457,600   0           1,200
      90                                    Plymouth Meeting, PA           0          1,012,400       9,111,600   0           1,400
      91 1600 Duke Street                   Alexandria, VA                 0          1,105,300       9,948,500   0               0
      92 Fair Oaks Plaza                    Fairfax, VA                    0          2,411,600      21,704,200   0               0
      93 Lakeside Square                    Dallas, TX                     0          8,261,000      47,349,300   0         587,900
      94 LaSalle Plaza                      Minneapolis, MN                0          9,679,000      87,111,400   0          32,300
      95 1001 Fifth Avenue                  Portland, OR          20,691,500  (10)    5,381,200      48,615,200   0             700
      96 1111 Third Avenue                  Seattle, WA           30,830,400  (10)    9,895,500      89,530,100   0         305,700
      97 Calais Office Center               Anchorage, AL          8,587,000  (10)            0      16,625,800   0         444,300
      98 First Interstate                   Seattle, WA           83,800,700  (10)   21,352,000     193,449,600   0          20,400
      99 Nordstrom Medical Tower            Seattle, WA           10,035,400  (10)    1,762,500      16,016,400   0             300
     100 One Bellevue Center                Bellevue, WA          23,691,800  (10)            0      56,199,700   0         392,900
     101 Rainer Plaza                       Bellevue, WA          29,795,800  (10)            0      79,896,000   0           3,200
     102 Second and Seneca                  Seattle, WA           40,865,800  (10)   10,917,900      98,885,800   0         111,800
     103 101 N. Wacker                      Chicago, IL                    0         10,067,600      90,608,800   0               0
     104 10880 Wilshire Boulevard           Los Angeles, CA                0                  0     149,841,200   0               0
     105 10960 Wilshire Boulevard           Los Angeles, CA                0         16,841,300     151,573,900   0               0
     106 1300 N. 17th Street                Rosslyn, VA                    0          9,810,600      88,295,900   0               0


                                         Gross Amount Carried
                                             at Close of
                                           Period 12/31/97
------------------------------------------------------------------------------------------------------------------------------------
                                                  Buildings and                    Accumulated      Date       Date    Depreciable
                                       Land       Improvements       Total (1)    Depreciation  Constructed  Acquired   Lives (2)
------------------------------------------------------------------------------------------------------------------------------------

 50 1100 Executive Tower            10,112,000       41,978,400     52,090,400       (503,200)      1987      12/15/94     40
 51 28 State Street                  9,512,600      113,532,500    123,045,100       (387,300)      1968       1/23/95     40
 52 850 Third Avenue                 9,605,900       88,696,300     98,302,200     (1,075,900)      1960       3/20/95     40
 53 161 North Clark                 15,881,700      154,085,400    169,967,100     (1,864,800)      1992       7/26/95    40
 54 Wachovia Center                  5,061,000       46,030,500     51,091,500       (524,900)      1972       9/01/95    40
 55 Central Park Office Park         9,162,600       83,019,100     92,181,700       (975,500)      1986      10/17/95    40
 56 One American Center                      0       71,363,700     71,363,700       (815,200)      1984      11/01/95    40
 57 Pasadena Towers                  7,087,500       65,170,700     72,258,200       (768,000)   1990-1991    12/14/95    40
 58 580 California                   7,489,000       69,142,900     76,631,900       (888,700)      1984      12/21/95    40
 59 1601 Market Street               5,780,800       52,788,000     58,568,800       (661,700)      1970       1/18/96    40
 60 Promenade II                    14,850,000      137,132,700    151,982,700     (1,632,200)      1990       6/14/96    40
 61 Two California Plaza                     0      170,238,300    170,238,300     (2,954,000)      1992       8/23/96    40
 62 BP Tower                        16,450,700      148,368,500    164,819,200     (1,702,200)      1985       9/04/96    40
 63 Sun Trust Center                11,023,600      100,277,900    111,301,500     (1,172,300)      1988       9/18/96    40
 64 Reston Town Center              23,425,200      155,004,300    178,429,500     (1,779,500)      1990      10/22/96    40
 65 49 East Thomas Road                 65,300          587,800        653,100         (6,600)      1974      12/04/96    40
 66 Colonnade I                      1,413,700       13,083,700     14,497,400       (170,200)      1983      12/04/96    40
 67 One Phoenix Plaza                6,191,900       55,726,900     61,918,800       (636,400)      1989      12/04/96    40
 68 177 Broad Street                 3,941,200       35,846,100     39,787,300       (413,900)      1989       1/29/97    40
 69 Preston Commons                  5,737,200       52,545,200     58,282,400       (631,400)      1986       3/21/97    40
 70 Oakbrook Terrace Tower          11,950,100      107,943,100    119,893,200     (1,237,600)      1988       4/16/97    40
 71 One Maritime Plaza              11,532,700      105,476,000    117,008,700     (1,209,000)      1967       4/21/97    40
 72 Smith Barney Tower               2,657,700       25,098,500     27,756,200       (379,000)      1987       4/28/97    40
 73 201 Mission Street               8,870,800       80,094,600     88,965,400       (915,000)      1981       4/30/97    40
 74 30 N. LaSalle Street            12,489,000      112,970,300    125,459,300     (1,293,600)      1974       6/13/97    40
 75 LL&E Tower                       6,185,800       55,799,500     61,985,300       (411,300)      1987        9/3/97    40
 76 Texaco Center                    6,686,300       60,570,000     67,256,300       (454,100)      1984        9/3/97    40
 77 Prudential Portfolio        (9) 28,456,300      261,450,500    289,906,800     (1,443,400)     Various     10/1/97    40
 78 550 South Hope Street           10,017,500       90,157,600    100,175,100       (469,400)      1991       10/6/97    40
 79 10 & 30 South Wacker Drive      48,502,500      436,576,500    485,079,000     (2,277,300)      1983       10/7/97    40
 80 Four Falls Corporate Center      4,929,500       44,497,700     49,427,200       (238,900)      1988       10/7/97    40
 81 Four and Five Valley Square        864,500        7,796,200      8,660,700        (40,500)      1988       10/7/97    40
 82 Oak Hill Plaza                   2,205,200       19,849,900     22,055,100       (103,300)      1982       10/7/97    40
 83 One Devon Square                 1,023,500        9,212,200     10,235,700        (47,900)      1984       10/7/97    40
 84 Three Devon Square                 411,400        3,702,800      4,114,200        (19,300)      1985       10/7/97    40
 85 Two Devon Square                   658,500        6,031,500      6,690,000        (34,500)      1985       10/7/97    40
 86 Two Valley Square                  878,000        7,902,600      8,780,600        (41,100)      1990       10/7/97    40
 87 Walnut Hill Plaza                2,046,300       18,419,400     20,465,700        (95,900)      1985       10/7/97    40
 88                                  8,257,000       74,314,200     82,571,200       (386,900)      1980      10/17/97    40
 89 One Valley Square                  717,600        6,458,800      7,176,400        (20,200)      1982      11/21/97    40
 90 Three Valley Square              1,012,400        9,113,000     10,125,400        (28,500)      1984      11/21/97    40
 91 1600 Duke Street                 1,105,300        9,948,500     11,053,800        (31,000)      1985      11/24/97    40
 92 Fair Oaks Plaza                  2,411,600       21,704,200     24,115,800        (67,700)      1986      11/24/97    40
 93 Lakeside Square                  8,261,000       47,937,200     56,198,200       (149,800)      1987      11/24/97    40
 94 LaSalle Office Plaza             9,679,000       87,143,700     96,822,700       (275,200)      1991      11/25/97    40
 95 1001 Fifth Avenue                5,381,200       48,615,900     53,997,100        (49,900)      1980      12/17/97    40
 96 1111 Third Avenue                9,895,500       89,835,800     99,731,300       (103,700)      1980      12/17/97    40
 97 Calais Office Center                     0       17,070,100     17,070,100        (18,900)      1975      12/17/97    40
 98 First Interstate Center         21,352,000      193,470,000    214,822,000       (198,600)      1983      12/17/97    40
 99 Nordstrom Medical Tower          1,762,500       16,016,700     17,779,200        (16,300)      1986      12/17/97    40
100 One Bellevue Center                      0       56,592,600     56,592,600        (60,900)      1983      12/17/97    40
101 Rainer Plaza                             0       79,899,200     79,899,200        (82,100)      1986      12/17/97    40
102 Second and Seneca               10,917,900       98,997,600    109,915,500       (101,600)      1991      12/17/97    40
103 101 N. Wacker                   10,067,600       90,608,800    100,676,400        (94,400)      1980      12/19/97    40
104 10880 Wilshire Boulevard                 0      149,841,200    149,841,200       (156,100)      1970      12/19/97    40
105 10960 Wilshire Boulevard        16,841,300      151,573,900    168,415,200       (157,900)      1971      12/19/97    40
106 1300 N. 17th Street              9,810,600       88,295,900     98,106,500        (92,000)      1980      12/19/97    40

         Schedule III - Real Estate and Accumulated Depreciation as of
                               December 31, 1997

                                                                                                                         Costs
                                                                                            Initial Cost to   Capitalized Subsequent
                                                                                               Company             To Acquisition
         --------------------------------------------------------------------------------------------------------------------------
                                                                December 31, 1997                 Buildings and        Buildings and
         Description                        Location               Encumbrances         Land      Improvements   Land   Improvements
         ---------------------------------------------------------------------------------------------------------------------------
     107 1333 H Street                      Washington D.C.                  0        6,715,400      60,438,200    0              0
     108 150 California               (11)  San Francisco, CA                0       12,566,800               0    0              0
     109 150 Federal Street                 Boston, MA              56,270,200       14,131,300     127,182,200    0              0
     110 1616 N. Fort Myer Drive            Rosslyn, VA                      0        6,960,700      62,646,400    0              0
     111 175 Federal Street                 Boston, MA              12,729,300        4,893,900      44,045,200    0              0
     112 175 Wyman Street             (11)  Walthan, MA                      0       24,000,000               0    0              0
     113 2 Oliver Street-147 Milk
         Street                             Boston, MA                       0        5,017,400      45,157,000    0              0
     114 200 West Adams                     Chicago, IL                      0       11,723,300     105,509,500    0              0
     115 225 Franklin Street                Boston, MA                       0       34,607,900     311,470,600    0              0
     116 AT&T Plaza                         Oak Brook, IL                    0        4,834,200      43,507,900    0              0
     117 Center Plaza                       Boston, MA              59,898,000       18,942,300     170,480,400    0              0
     118 Center Pointe III            (11)  Fairfax, VA                      0        9,600,000               0    0              0
     119 Centerpointe I and II              Fairfax, VA             30,146,000        8,837,800      79,540,200    0              0
     120 Civic Opera House                  Chicago, IL             31,785,400       12,771,400     114,941,900    0              0
     121 Crosby Corporate Center            Bedford, MA                      0        5,957,800      53,620,400    0              0
     122 Crosby Corporate Center II   (11)  Bedford, MA                      0        9,384,600               0    0     22,447,300
     123 EJ Randolph                        McLean, VA              16,057,000        3,936,500      35,429,100    0              0
     124 EJ Randolph II               (11)  McLean, Va                       0        3,324,000               0    0              0
     125 John Marshall I and II             McLean, VA              21,182,900        5,216,400      46,947,600    0              0
     126 John Marshall III            (11)  McLean, VA                       0        8,700,000               0    0              0
     127 Lake Marriot Business Park         Santa Clara, CA                  0        6,952,100      62,568,900    0              0
     128 Lakeside Office Park               Atlanta, GA                      0        4,792,500      43,132,300    0              0
     129 Media Center                 (11)  Burbank, CA                      0       20,000,000               0    0              0
     130 New England Executive Park         Burlington, MA                   0       13,106,000     117,953,900    0              0
     131 Northridge I                       Herndon, VA             14,558,000        3,224,900      29,024,400    0              0
     132 One Canal Park                     Cambridge, MA                    0        2,006,000      18,054,000    0              0
     133 Perimeter                          Atlanta, GA            217,871,000       68,306,100     429,131,900    0              0
     134 Presidents Plaza                   Chicago, IL                      0       13,435,500     120,919,200    0              0
     135 Riverside Center             (11)  Newton, MA                       0       30,000,000               0    0              0
     136 Riverview I and II                 Cambridge, MA                    0        5,937,600      53,438,100    0              0
     137 Russia Wharf                       Boston, MA                       0        5,918,200      53,263,400    0              0
     138 Shoreline Technology Park          Mountain View, CA                0       30,194,800     178,471,200    0              0
     139 South Station                      Boston, MA                       0                0      31,073,800    0              0
     140 Sunnyvale Business Center          Sunnyvale, CA                    0        4,890,000      44,010,000    0              0
     141 Ten Canal Park                     Cambridge, MA                    0        2,383,100      21,447,900    0              0
     142 Tri-State International            Lincolnshire, IL                 0       10,925,300      98,327,300    0              0
     143 Wellesley Office Park              Wellesley, MA           55,256,000       16,492,700     148,434,200    0              0
     144 Westbrook Corporate Center         Westchester, IL        111,497,800       24,896,800     224,071,100    0              0
     145 Westwood Business Center           Wellesley, MA                    0        2,719,600      24,476,300    0              0
                                                                --------------   --------------  --------------   ---- ------------
         Subtotal Office Properties                             $1,990,406,900   $1,162,720,800  $9,493,786,000   $0   $144,072,900
                                                                --------------   --------------  --------------   ---- ------------



         Parking Facilities:


     1   North Loop Transportation
          Center                        (3) Chicago, IL            $32,864,000(12)   $3,784,600     $34,061,500   $0       $450,000
     2   Theatre District Garage        (3) Chicago, IL                      0        3,372,300      30,350,700    0         56,800
     3   Capitol Commons Garage         (5) Indianapolis, IN         4,400,700                0      14,449,700    0          9,100
     4   Boston Harbor Garage           (3) Boston, MA              35,345,500        6,087,000      54,783,300    0        277,700
     5   Milwaukee Center               (3) Milwaukee, WI                    0                0       7,798,500    0        219,900
     6   1111 Sansom Street Garage      (3) Philadelphia, PA                 0        1,476,500               0    0          6,800
     7   15th & Sansom Streets Garage   (3) Philadelphia, PA                 0          726,400       6,537,600    0         11,300
     8   1602-34 Chancellor Garage      (3) Philadelphia, PA                 0          735,900       6,622,700    0          9,200
     9   1616 Sansom Street Garage      (3) Philadelphia, PA                 0          432,900       3,896,200    0              0
     10  Juniper/Locust Streets Garage  (3) Philadelphia, PA                 0          574,400       5,169,900    0         11,000
     11  Adams-Wabash Garage                Chicago, IL                      0        2,525,000      22,725,300    0         76,200
     12  601 Tchoupitoulas Garage           New Orleans, LO                  0(8)     1,180,000      10,619,800    0              0
     13  Stanwix Garage                     Pittsburgh, PA                   0        1,794,900      16,154,700    0              0




                                                                             Gross Amount Carried
                                                                                at Close of
                                                                              Period 12/31/97
                                         -------------------------------------------------------------------------------------------
                                                        Buildings and                  Accumulated     Date        Date  Depreciable
                                            Land         Improvements     Total (1)    Depreciation Constructed  Acquired  Lives (2)
                                         -------------------------------------------------------------------------------------------
     107 1333 H Street                     6,715,400       60,438,200      67,153,600       (63,000)    1982      12/19/97   40
     108 150 California                   12,566,800                0      12,566,800             0               12/19/97
     109 150 Federal Street               14,131,300      127,182,200     141,313,500      (132,500)    1988      12/19/97   40
     110 1616 N. Fort Myer Drive           6,960,700       62,646,400      69,607,100       (65,300)    1974      12/19/97   40
     111 175 Federal Street                4,893,900       44,045,200      48,939,100       (45,900)    1977      12/19/97   40
     112 175 Wyman Street                 24,000,000                0      24,000,000             0               12/19/97
     113 2 Oliver Street-147 Milk Street   5,017,400       45,157,000      50,174,400       (47,000)    1988      12/19/97   40
     114 200 West Adams                   11,723,300      105,509,500     117,232,800      (109,900)    1985      12/19/97   40
     115 225 Franklin Street              34,607,900      311,470,600     346,078,500      (324,500)    1966      12/19/97   40
     116 AT&T Plaza                        4,834,200       43,507,900      48,342,100       (45,300)    1984      12/19/97   40
     117 Center Plaza                     18,942,300      170,480,400     189,422,700      (177,600)    1969      12/19/97   40
     118 Center Pointe III                 9,600,000                0       9,600,000             0               12/19/97
     119 Centerpointe I and II             8,837,800       79,540,200      88,378,000       (82,900)  1998/1990   12/19/97   40
     120 Civic Opera House                12,771,400      114,941,900     127,713,300      (119,700)    1929      12/19/97   40
     121 Crosby Corporate Center           5,957,800       53,620,400      59,578,200       (55,900)    1996      12/19/97   40
     122 Crosby Corporate Center II        9,384,600       22,447,300      31,831,900             0               12/19/97
     123 EJ Randolph Building              3,936,500       35,429,100      39,365,600       (36,900)    1983      12/19/97   40
     124 EJ Randolph II                    3,324,000                0       3,324,000             0   12/19/97
     125 John Marshall I and II            5,216,400       46,947,600      52,164,000       (48,900)    1981      12/19/97   40
     126 John Marshall III                 8,700,000                0       8,700,000              0               12/19/97
     127 Lake Marriot Business Park        6,952,100       62,568,900      69,521,000       (65,200)    1981      12/19/97   40
     128 Lakeside Office Park              4,792,500       43,132,300      47,924,800       (44,900)    1972      12/19/97   40
     129 Media Center Development         20,000,000                0      20,000,000             0               12/19/97
     130 New England Executive Park       13,106,000      117,953,900     131,059,900      (122,900)    1970      12/19/97   40
     131 Northridge I                      3,224,900       29,024,400      32,249,300       (30,200)    1988      12/19/97   40
     132 One Canal Park                    2,006,000       18,054,000      20,060,000       (18,800)    1987      12/19/97   40
     133 Perimeter                        68,306,100      429,131,900     497,438,000      (822,800)  1972/1998   12/19/97   40
     134 Presidents Plaza                 13,435,500      120,919,200     134,354,700      (126,000)    1980      12/19/97   40
     135 Riverside Center                 30,000,000                0      30,000,000             0               12/19/97
     136 Riverview I and II                5,937,600       53,438,100      59,375,700       (55,700)    1985      12/19/97   40
     137 Russia Wharf                      5,918,200       53,263,400      59,181,600       (55,500)    1978      12/19/97   40
     138 Shoreline Technology Park        30,194,800      178,471,200     208,666,000      (185,900)    1985      12/19/97   40
     139 South Station                             0       31,073,800      31,073,800       (32,400)    1988      12/19/97   40
     140 Sunnyvale Business Center         4,890,000       44,010,000      48,900,000       (45,800)    1990      12/19/97   40
     141 Ten Canal Park                    2,383,100       21,447,900      23,831,000       (22,300)    1987      12/19/97   40
     142 Tri-State International          10,925,300       98,327,300     109,252,600      (102,400)    1986      12/19/97   40
     143 Wellesley Office Park            16,492,700      148,434,200     164,926,900      (154,600)    1963      12/19/97   40
     144 Westbrook Corporate Center       24,896,800      224,071,100     248,967,900      (233,400)    1985      12/19/97   40
     145 Westwood Business Center          2,719,600       24,476,300      27,195,900       (25,500)    1985      12/19/97   40
                                      --------------  --------------- ---------------  ------------
          Subtotal Office Properties  $1,162,720,800  $ 9,637,858,900 $10,800,579,700  $(62,295,000)
                                      --------------  --------------- ---------------  ------------

         Parking Facilities:


     1   North Loop Transportation
          Center                          $3,784,600      $34,511,500     $38,296,100     $(396,500)    1985        6/9/95   40
     2   Theatre District Self Park        3,372,300       30,407,500      33,779,800      (348,200)    1987        6/9/95   40
     3   Capitol Commons Garage                    0       14,458,800      14,458,800      (165,200)    1987       6/29/95   40
     4   Boston Harbor Garage              6,087,000       55,061,000      61,148,000      (635,000)    1972      12/10/96   40
     5   Milwaukee Center Parking Garage           0        8,018,400       8,018,400       (98,700)    1988      12/18/96   40
     6   1111 Sansom Street                1,476,500            6,800       1,483,300             0      N/A      12/27/96  N/A
     7   15th & Sansom Streets               726,400        6,548,900       7,275,300       (73,400)  1950/1954   12/27/96   40
     8   1616 Chancellor Street              735,900        6,631,900       7,367,800       (73,800)  1945/1955   12/27/96   40
     9   1616 Sansom Street                  432,900        3,896,200       4,329,100       (43,200)    1950      12/27/96   40
     10  Juniper/Locust Streets              574,400        5,180,900       5,755,300       (58,300)  1949/1952   12/27/96   40
     11  Adams-Wabash Parking Facility     2,525,000       22,801,500      25,326,500      (212,900)    1990       8/11/97   40
     12  601 Tchoupitoulas                 1,180,000       10,619,800      11,799,800       (77,200)    1982        9/3/97   40
     13  Stanwix Parking Facility          1,794,900       16,154,700      17,949,600       (50,400)    1969      11/25/97   40




                                                                           Initial Cost to           Costs Capitalized Subsequent
                                                                              Company                       To Acquisition
         ---------------------------------------------------------------------------------------------------------------------------
                                                   December 31, 1997                   Buildings and                Buildings and
         Description                   Location      Encumbrances          Land        Improvements      Land        Improvements
         ---------------------------------------------------------------------------------------------------------------------------
                                                   --------------    --------------  --------------  -------------   ------------
         Subtotal Parking Facilities                   72,610,200        22,689,900     213,169,900              0      1,128,000
                                                   --------------    --------------  --------------  -------------   ------------

         Management Company            (12)                     0                 0               0              0      3,446,600
                                                   --------------    --------------  --------------  -------------   ------------

         Investment in Real Estate                 $2,063,017,100    $1,185,410,700  $9,706,955,900   $          -   $148,647,500
                                                   ==============    ==============  ==============  =============   ============


                                           at Close of
                                           Period 12/31/97
------------------------------------------------------------------------------------------------------------------------------------
                                                Buildings and                     Accumulated      Date        Date      Depreciable
  Description                      Land         Improvements         Total (1)    Depreciation  Constructed    Acquired     Lives(2)
------------------------------------------------------------------------------------------------------------------------------------
                               --------------  --------------    ---------------  ------------
Subtotal Parking Facilities        22,689,900     214,297,900        236,987,800    (2,232,800)
                               --------------  --------------    ---------------  ------------

Management Company                          0       3,446,600          3,446,600      (167,300)
                               --------------  --------------    ---------------  ------------

Investment in Real Estate      $1,185,410,700  $9,855,603,100    $11,041,014,100  $(64,695,100)
                               ==============  ==============    ===============  ============



(1) The aggregate cost for Federal Income Tax purposes as of December 31, 1997 was approximately $7.5 billion.

(2) The life to compute depreciation on building is 40 years. The life to compute depreciation on building improvements is 4-40 years.

(3) The acquisition of the Properties, or the interest therein, by the Company from Equity Office Predecessors in connection with the Consolidation, was accounted for using the purchase method in accordance with Accounting Principles Board Opinion No. 11. Accordingly, the assets were recorded by the Company at their fair values.

(4) This Property contains 106 residential units.

(5) These loans are subject to cross default and collateralization provisions.

(6) This building underwent a major renovation to re-tenant the entire Property. The building is currently in a lease-up period and is expected to be fully occupied in 1998. During the renovation period, operating costs, real estate taxes, and interest incurred will be capitalized. As of December 31, 1997, approximately $23.5 million of operating costs and interest have been capitalized.

(7) This Propery contains 161 residential units.

(8) These loans are subject to cross default and collateralization provisions.

(9) The Prudential Portfolio consists of six Office Buildings located in Philadelphia, PA; Dallas, TX; and Houston, TX. These Office Buildings were constructed between 1969 and 1984.

(10)These loans are subject to cross default and collateralization provisions.

(11)These properties are in various development stages. During the development period all operating costs, including real estate taxes together with interest incurred during the developement stages will be capitalized.

(12)The encumbrance on the North Loop Transportation Center is also secured by a first lien on the Theatre District Garage.

(13)This asset consists of furniture, fixtures, and equipment owned by the Management Business.

(14) Summary of activity of investment in real estate and accumulated depreciation is as follows:

The changes in investment in real estate for the period from July 11, 1997 to December 31, 1997, the period from period from January 1, 1997 to July 10, 1997, and for the years ended December 31, 1996 and 1995 are as follows:


                                                     For the period        For the period
                                                    July 11, 1997 to      January 1, 1997     December 31,      December 31,
                                                    December 31, 1997     to July 10, 1997        1996              1995
                                                    -----------------     ----------------   ---------------   ----------------
          Balance, beginning of period                             0        3,549,707,600    $2,571,851,300    $ 1,931,002,400
          Acquisitions                                10,941,428,100          531,968,000       860,995,000        583,485,200
          Improvements                                    99,586,000           59,511,100       129,485,300         76,985,400
          Properties disposed of                                   0          (67,193,400)       (9,633,600)                 0
          Write down for value impairment                          0                    0                 0        (17,512,000)
          Write-off of fully depreciated
            assets which are no longer
            in service                                             0                    0        (2,990,400)        (2,109,700)
                                                     ---------------       --------------    --------------    ---------------
          Balance, end of period                     $11,041,014,100       $4,073,933,200    $3,549,707,600    $ 2,571,851,300
                                                     ===============       ==============    ==============    ===============




The changes in accumulated depreciation for the period from July 11, 1997 to December 31, 1997, the period from period from January 1, 1997 to July 10, 1997, and for the years ended December 31, 1996 and 1995 are as follows:



                                                       For the period       For the period
                                                      July 11, 1997 to      January 1, 1997    December 31,       December 31,
                                                      December 31, 1997    to July 10, 1997       1996               1995
                                                     -----------------     ----------------   ---------------   ----------------

          Balance, beginning of period               $            0        $(257,893,300)    $(178,448,600)    $(115,842,500)
          Depreciation                                  (64,695,100)         (57,379,300)      (82,905,300)      (64,715,800)
          Properties disposed of                                  0            8,517,200           470,200                 0
          Write-off of fully depreciated
            assets which are no longer
            in service                                            0                    0          2,990,400        2,109,700
                                                     --------------        -------------     -------------     -------------
          Balance, end of period                     $  (64,695,100)       $(306,755,400)    $(257,893,300)    $(178,448,600)
                                                     ==============        =============     =============     =============
