Form 10-K/A
period 1997-12-31
EQUITY OFFICE PROPERTIES TRUST
filed 1998-04-01
CIK 1038339

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K/A

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

                         EQUITY OFFICE PROPERTIES TRUST

                               TABLE OF CONTENTS

PART I.                                                                                            PAGE


               Item 1.   Business                                                                    1
               Item 2.   Properties                                                                 28
               Item 3.   Legal Proceedings                                                          51
               Item 4.   Submission of Matters to a Vote of Security Holders                        51

PART II.
               Item 5.   Market for the Registrant's Common Equity and Related Shareholder
                         Matters                                                                    51
               Item 6.   Selected Financial Data                                                    53
               Item 7.   Management's Discussion and Analysis of Financial Condition and
                         Results of Operations                                                      53
               Item 7A.  Quantitative and Qualitative Disclosure About Market Risk                  53
               Item 8.   Financial Statements and Supplementary Data                                53
               Item 9.   Changes in and Disagreements with Accountants on Accounting and
                         Financial Disclosure                                                       53

PART III.
               Item 10.  Trustees and Executive Officers of the Registrant                          53
               Item 11.  Executive Compensation                                                     53
               Item 12.  Security Ownership of Certain Beneficial Owners and Management             54
               Item 13.  Certain Relationships and Related Transactions                             54

PART IV.
               Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K           54

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


        RISING INTEREST RATES COULD ADVERSELY AFFECT CASH FLOW. We obtained the $600 Million Credit Facility in July 1997 and the $1.5 Billion Credit Facility in October 1997 and sold the $1.25 Billion Notes and MOPPRS in the February 1998 Notes Offering. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources -- Debt Financing." The $1.25 Billion Notes and MOPPRS have fixed interest rates, but advances under the Credit Facilities bear interest at a variable rate based upon one-month LIBOR. We had, as of December 31, 1997, interest rate hedging agreements for approximately $1.0 billion of our floating rate debt to limit our exposure to rising interest rates, but terminated these agreements when we paid down the credit facilities with the proceeds of the $1.25 Billion Notes Offering, the $250 Million MOPPRS Offering and the $300 Million PIERS Offering. Although hedging agreements enable us to convert floating rate liabilities to fixed rate liabilities, they expose us to the risk that the counterparties to such hedge agreements may not perform, which could increase our exposure to rising interest rates. Generally, however, the counterparties to hedging agreements which would enter into are major financial institutions. We may borrow additional money with variable interest rates in the future, and enter other transactions to limit our exposure to rising interest rates as appropriate and cost effective. Increases in interest rates, or the loss of the benefits of hedging agreements, would increase our interest expenses, which would adversely affect cash flow and our ability to service our debt and make distributions to securityholders.

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


         CERTAIN TRUSTEES AND OFFICERS HAVE CONFLICTS OF INTEREST AND COULD EXERCISE INFLUENCE IN A MANNER INCONSISTENT WITH SHAREHOLDERS' BEST INTEREST. As of March 1, 1998, Mr. Zell and Ms. Sheli Z. Rosenberg (one of the Company's trustees) own (as determined in accordance with the SEC's rules) approximately 3.3%, and all other trustees and executive officers of the Company as a group own approximately 2.4%, of the outstanding Common Shares (in each case including Common Shares issuable upon exchange of Units). In addition, Mr. Zell and his affiliates may receive distributions of up to approximately 9.4 million additional Units (representing approximately 3.4% of the outstanding Common Shares on a fully diluted basis) during the two-year period ending July 11, 1999. These Units were set aside at the time of the IPO and are issuable if we achieve certain performance objectives, based on the market price of the Common Shares. In addition, options to purchase an aggregate of 1,000,000 Common Shares exercisable at the IPO price of $21 per share were granted to Mr. Zell, Ms. Rosenberg and our five highest paid executive officers. Mr. Zell and Ms. Rosenberg have significant influence on the management and operation of the Company. Such influence might be exercised in a manner that is inconsistent with the interests of other securityholders.


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

OUR SUCCESS AS A REIT IS DEPENDENT ON COMPLIANCE WITH FEDERAL INCOME TAX REQUIREMENTS


        FAILURE OF THE TRUST TO QUALIFY AS A REIT WOULD HAVE SERIOUS ADVERSE CONSEQUENCES TO OUR SECURITYHOLDERS. We believe that, since the IPO in July 1997, the Trust has qualified for taxation as a REIT for federal income tax purposes. We plan to continue to meet the requirements for taxation as a REIT. Many of these requirements, however, are highly technical and complex. The determination that the Trust is a REIT requires an analysis of various factual matters and circumstances that may not be totally within our control. For example, to qualify as a REIT, at least 95% of our gross income must come from certain sources that are itemized in the REIT tax laws. The Trust is also required to distribute to shareholders at least 95% of its REIT taxable income (excluding capital gains). The fact that we hold our assets through the Operating Partnership and its subsidiaries further complicates the application of the REIT requirements. Even a technical or inadvertent mistake could jeopardize our REIT status. Furthermore, Congress and the IRS might make changes to the tax laws and regulations, and the courts might issue new rulings that make it more difficult, or impossible, for the Trust to remain qualified as a REIT. We do not believe, however, that any pending or proposed tax law changes would jeopardize our REIT status.



         If the Trust fails to qualify as a REIT, the Trust would be subject to federal income tax at regular corporate rates. Also, unless the IRS granted the Trust relief under certain statutory provisions, the Trust would remain disqualified as a REIT for four years following the year the Trust first failed to qualify. If the Trust failed to qualify as a REIT, the Trust would have to pay significant income taxes and would therefore have less money available for investments or for distributions to shareholders. This would likely have a significant adverse affect of the value of our securities. In addition, the Trust would no longer be required to make any distributions to shareholders. See "Federal Income Tax Considerations -- Requirements for Qualification as a REIT -- Failure of the Company to Qualify as a REIT."


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

ITEM 2.  PROPERTIES

GENERAL


        The Company's portfolio (based on revenue and square footage) is the largest portfolio of office properties of any publicly traded, full-service office company in the United States. As of December 31, 1997, the Company owned or had an interest in 258 Office Properties containing approximately 65.3 million rentable square feet of office space and owned or had an interest in 17 Parking Facilities containing approximately 16,749 parking spaces. The Office Properties are located in 78 submarkets in 39 markets in 24 states and the District of Columbia. The Office Properties, by rentable square feet, are located approximately 50% in central business districts and approximately 50% in suburban markets. As of December 31, 1997, the Office Properties were, on a weighted average basis, 94% occupied by a total of 5,676 tenants, with no single tenant accounting for more than 1.6% of annualized rent (except for the U.S. General Services Administration, which accounted for 3.6% of annualized rent). An additional 735,700 square feet (approximately 1.1% of the rentable square footage of the Office Properties) was leased, with occupancy to commence in whole or in part during 1998.


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

                     OFFICE PROPERTY MARKETS AND SUBMARKETS

                           OFFICE PROPERTY STATISTICS

                                                      PERCENTAGE                                              ANNUALIZED
                                                       OF TOTAL                                                   NET
                                                        OFFICE                           PERCENTAGE            EFFECTIVE  ANNUALIZED
                                                       PORTFOLIO                             OF                RENT PER    RENT PER
                                  NUMBER    RENTABLE   RENTABLE              ANNUALIZED   PORTFOLIO   NUMBER   OCCUPIED    OCCUPIED
OFFICE PROPERTIES                   OF       SQUARE     SQUARE   PERCENTAGE     RENT     ANNUALIZED     OF      SQUARE      SQUARE
(MARKET, SUBMARKET)             PROPERTIES    FEET       FEET     OCCUPIED   ($000S)(1)     RENT      LEASES    FOOT(2)     FOOT(1)
-------------------             ----------    ----       ----     --------   ----------     ----      ------    -------     -------
NORTHEAST REGION
Stamford, CT
   Shelton                          1       159,848      0.2%       96.2%    $  2,297       0.2%      12       $ 8.57     $14.93
   Stamford                         7     1,651,856      2.5        98.1       40,859       3.0      118        14.60      25.23
Washington, D.C.
   Central Business District        3       722,920      1.1        98.8       21,395       1.6       66        18.35      29.97
   East End                         1       247,014      0.4        90.8        6,491       0.5       19        15.18      28.92
   Alexandria/Old Town              1        68,770      0.1       100.0        1,619       0.1       10        15.14      23.54
   Crystal City                     2       896,003      1.4       100.0       24,728       1.8        6        20.25      27.60
   Fairfax Center                   3       585,640      0.9        97.7        9,747       0.7       48         9.30      17.04
   Herndon/Dulles                   1       124,319      0.2       100.0        3,312       0.2        1        19.94      26.64
   Reston                           3       726,045      1.1       100.0       19,882       1.5       82        17.57      27.38
   Rosslyn/Ballston                 2       672,257      1.0        99.9       16,699       1.2       39        15.94      24.88
   Tyson's Corner                   2       420,674      0.6        99.6        8,724       0.6       17        13.49      20.83
Boston
   Downtown-Financial District     13     4,896,223      7.5        92.8      142,685      10.6      383        16.79      31.41
   Downtown-Government Center       1       637,002      1.0        93.7       15,089       1.1       82        11.36      25.29
   East Cambridge                   4       472,647      0.7        99.7       11,753       0.9        9        13.66      24.94
   Northwest                       15     1,144,813      1.8        93.9      20, 673       1.5       96        10.25      19.23
   South                            1       165,851      0.3        95.7        3,269       0.2       17         9.53      20.60
   West                             8       638,229      1.0        98.4       16,022       1.2       86        16.19      25.51
New York City
   Midtown                          1       562,567      0.9       100.0       16,687       1.2       28        16.50      29.66
Philadelphia
   Conshohocken                     1       254,355      0.4        99.8        6,229       0.5       43        16.41      24.55
   Center City                      2     1,506,836      2.3        89.8       27,809       2.1      114        10.05      20.54
   King of Prussia/Valley Forge     2       314,076      0.5        98.8        5,822       0.4       25        11.60      18.76
   Main Line                        3       142,493      0.2        96.4        2,617       0.2       16        13.09      19.05
   Plymouth Meeting/Blue Bell       5       293,837      0.5        99.5        5,346       0.4       24        11.78      18.28

                                                      PERCENTAGE                                              ANNUALIZED
                                                       OF TOTAL                                                   NET
                                                        OFFICE                           PERCENTAGE            EFFECTIVE  ANNUALIZED
                                                       PORTFOLIO                             OF                RENT PER    RENT PER
                                  NUMBER    RENTABLE   RENTABLE              ANNUALIZED   PORTFOLIO   NUMBER   OCCUPIED    OCCUPIED
OFFICE PROPERTIES                   OF       SQUARE     SQUARE   PERCENTAGE     RENT     ANNUALIZED     OF      SQUARE      SQUARE
(MARKET, SUBMARKET)             PROPERTIES    FEET       FEET     OCCUPIED   ($000S)(1)     RENT      LEASES    FOOT(2)     FOOT(1)
-------------------             ----------    ----       ----     --------   ----------     ----      ------    -------     -------
Norfolk
      Norfolk                       1       403,276         0.6       96.2       6,367        0.5         54      8.55       16.42
                                   --    ----------        ----               --------       ----      -----
      NORTHEAST REGION
      TOTAL/WEIGHTED AVERAGE       83    17,707,551        27.1%      95.8%   $436,121       32.5%     1,395    $14.65     $ 25.72
CENTRAL REGION
Chicago
   Downtown -- Central Loop         4     3,231,284         4.9%      90.1%   $ 65,004        4.8%       283    $ 8.39     $ 22.33
   Downtown -- West Loop            4     3,405,054         5.2       91.5      82,678        6.2        366     11.63       26.54
   O'Hare                           5       928,272         1.4       94.2      18,364        1.4         74      9.04       21.01
   East-West Corridor               7     2,104,383         3.2       89.7      48,612        3.6        176     15.49       25.76
   Lake County                      5       546,263         0.8       84.6       9,656        0.7         40     11.21       20.90
Indianapolis
   Downtown                         2     1,057,877         1.6       93.3      18,650        1.4         83      9.77       18.89
Cleveland
   Downtown                         1     1,242,144         1.9       94.0      18,767        1.4         37      7.32       16.07
Columbus
   Downtown                         1       407,472         0.6       92.6       8,911        0.7         30     15.12       23.60
   Suburban                         2       379,752         0.6       98.1       6,835        0.5         63     11.02       18.34
     CENTRAL REGION                --    ----------        ----               --------       ----      -----
     TOTAL/WEIGHTED AVERAGE        31    13,302,501        20.3%      91.4%   $277,477       20.5%     1,152    $10.80     $ 22.83
PACIFIC REGION
Los Angeles
   Downtown                         2     1,896,243         2.9%      87.2%   $ 38,048        2.8%        69    $11.72     $ 23.00
   Pasadena                         2       439,367         0.7       90.9      10,849        0.8         32     15.93       27.18
   Westwood                         2     1,084,437         1.7       84.1      28,458        2.1         78     16.51       31.19
Orange County
   Central Orange                   2       657,512         1.0       97.6      11,467        0.9         76     10.40       17.88
   Irvine/Airport                   2       586,544         0.9       95.7      11,851        0.9         72     11.99       21.11
San Diego
   University Town Center           6       823,418         1.3       95.8      18,637        1.4        107     15.33       23.62
San Francisco
   Downtown                         5     2,914,093         4.5       94.0      70,164        5.2        209     13.86       25.63

                                                      PERCENTAGE                                              ANNUALIZED
                                                       OF TOTAL                                                   NET
                                                        OFFICE                           PERCENTAGE            EFFECTIVE  ANNUALIZED
                                                       PORTFOLIO                             OF                RENT PER    RENT PER
                                  NUMBER    RENTABLE   RENTABLE              ANNUALIZED   PORTFOLIO   NUMBER   OCCUPIED    OCCUPIED
OFFICE PROPERTIES                   OF       SQUARE     SQUARE   PERCENTAGE     RENT     ANNUALIZED     OF      SQUARE      SQUARE
(MARKET, SUBMARKET)             PROPERTIES    FEET       FEET     OCCUPIED   ($000S)(1)     RENT      LEASES    FOOT(2)     FOOT(1)
-------------------             ----------    ----       ----     --------   ----------     ----      ------    -------     -------

San Jose
   Mountain View                   12       726,508      1.1         100.0      13,509        1.0       12        15.52      18.59
   Santa Clara                      7       400,058      0.6          84.6       4,200        0.3       15         7.15      12.40
   Sunnyvale                        3       175,000      0.3         100.0       3,219        0.2        3        16.24      18.40
                                   --       -------      ---                    ------        ---       --
      PACIFIC REGION
     TOTAL/WEIGHTED AVERAGE        43     9,703,180     14.9%         92.1%   $210,402       15.7%     673       $13.50     $23.54
WEST REGION
Anchorage
   Midtown                          2       190,599      0.3%        100.0%   $  3,505        0.3%      39       $ 9.73     $18.39
Phoenix
   Central Corridor                 2       605,295      0.9          98.8       7,431        0.6       13        11.60      12.43
Minneapolis
   Downtown                         1       589,432      0.9          97.1      15,065        1.1       29         9.92      26.32
Denver
   Southeast                        3       671,659      1.0          92.5      11,231        0.8       53         9.46      18.09
St. Louis
   Mid County                       1       339,163      0.5         100.0       7,559        0.6       33        12.63      22.29
Albuquerque
   Downtown                         1       230,022      0.4          93.6       3,324        0.2       32         7.20      15.44
Oklahoma City
   Northwest                        3       261,324      0.4          87.0       2,059        0.2      104         3.94       9.06
Portland
   Downtown                         1       368,018      0.6          95.7       6,028        0.4       48         9.79      17.12
Dallas
   LBJ/Quorum Plaza                 3     1,133,436      1.7          95.5      18,746        1.4      120         9.12      17.32
   Central                          1       283,707      0.4          87.1       4,159        0.3       41         7.95      16.82
   North Central Expressway         1       379,556      0.6          91.0       4,895        0.4       70         6.21      14.17
   Preston Center                   4       721,351      1.1          91.5      13,062        1.0      142        11.89      19.79
Ft. Worth
   W/SW Fort Worth                  2       239,095      0.4          94.3       2,705        0.2       63         5.72      11.99
Seattle
   Bellevue                         2       755,570      1.2          95.9      15,041        1.1       99        12.54      20.76
   Central Business District        5     2,025,868      3.1          97.9      39,565        2.9      183        12.61      19.95
                                          ---------      ---                    ------        ---      ---
      WEST REGION
     TOTAL/WEIGHTED AVERAGE        32     8,794,095     13.5%         95.3%   $154,376       11.5%   1,069       $10.41     $18.41

                                                      PERCENTAGE                                              ANNUALIZED
                                                       OF TOTAL                                                   NET
                                                        OFFICE                           PERCENTAGE            EFFECTIVE  ANNUALIZED
                                                       PORTFOLIO                             OF                RENT PER    RENT PER
                                  NUMBER    RENTABLE   RENTABLE              ANNUALIZED   PORTFOLIO   NUMBER   OCCUPIED    OCCUPIED
OFFICE PROPERTIES                   OF       SQUARE     SQUARE   PERCENTAGE     RENT     ANNUALIZED     OF      SQUARE      SQUARE
(MARKET, SUBMARKET)             PROPERTIES    FEET       FEET     OCCUPIED   ($000S)(1)     RENT      LEASES    FOOT(2)     FOOT(1)
-------------------             ----------    ----       ----     --------   ----------     ----      ------    -------     -------
SOUTHEAST REGION
Ft. Lauderdale
   Downtown                         1       225,500         0.3%      99.0%   $  6,078        0.5%    21       $ 17.50    $  27.22
Orlando
   Central Business District        1       640,385         1.0       94.4      15,120        1.1     46         14.06       25.00
Palm Beach County, FL
   West Palm Beach                  1       215,104         0.3       90.2       3,811        0.3     36          9.36       19.64
Sarasota
   Downtown                         1       247,891         0.4       90.5       4,145        0.3     35          9.93       18.48
Tampa
   Westshore/Airport                2       470,331         0.7       98.1       8,311        0.6     57         10.19       18.01
Atlanta
   Central Perimeter               39     4,268,457         6.5       96.8      74,280        5.5    385         10.74       17.97
   Midtown                          1       770,840         1.2       97.1      16,803        1.3     24         14.66       22.46
   Northwest                        2       641,263         1.0       95.1      12,551        0.9     42         13.12       20.57
Charlotte
   Uptown                           1       581,666         0.9      100.0       6,897        0.5      9          6.50       11.86
Raleigh/Durham
   South Durham                     1       181,221         0.3       93.4       3,142        0.2     36         10.66       18.56
Nashville
   Downtown                         1       421,513         0.6       97.9       5,637        0.4     21          6.43       13.66
                                   --     ---------        ----               --------       ----    ---
     SOUTHEAST REGION
     TOTAL/WEIGHTED AVERAGE        51     8,664,171        13.3%      96.5%   $156,776       11.7%   712       $ 11.11    $  18.75

                                                      PERCENTAGE                                              ANNUALIZED
                                                       OF TOTAL                                                   NET
                                                        OFFICE                           PERCENTAGE            EFFECTIVE  ANNUALIZED
                                                       PORTFOLIO                             OF                RENT PER    RENT PER
                                  NUMBER    RENTABLE   RENTABLE              ANNUALIZED   PORTFOLIO   NUMBER   OCCUPIED    OCCUPIED
OFFICE PROPERTIES                   OF       SQUARE     SQUARE   PERCENTAGE     RENT     ANNUALIZED     OF      SQUARE      SQUARE
(MARKET, SUBMARKET)             PROPERTIES    FEET       FEET     OCCUPIED   ($000S)(1)     RENT      LEASES    FOOT(2)     FOOT(1)
-------------------             ----------    ----       ----     --------   ----------     ----      ------    -------     -------
SOUTHWEST REGION
New Orleans
   Central Business District        2       1,164,871       1.8%      85.8%   $ 16,081      1.2%        59     $  8.38    $  16.08
   Metairie/E. Jefferson            3       1,192,828       1.8       94.8      17,359      1.3        188        9.07       15.36
Austin
   Central Business District        3       1,423,948       2.2       93.8      26,064      1.9        122        9.39       19.52
Houston
   Galleria/West Loop               1         959,466       1.5       93.6      14,803      1.1        125        8.63       16.49
   North/North Belt                 2         402,709       0.6       97.2       5,444      0.4         26        6.85       13.91
   North Loop/Northwest             3         797,971       1.2       88.8      10,702      0.8         53        7.41       15.10
   West                             1         574,216       0.9       97.6      10,287      0.8         24       11.13       18.36
San Antonio
   Airport                          1         194,398       0.3       88.7       2,511      0.2         18        6.59       14.57
   Northwest                        2         409,885       0.6       89.9       5,166      0.4         60        6.48       14.01
     SOUTHWEST REGION
     TOTAL/WEIGHTED AVERAGE        18       7,120,292      10.9%      92.2% $  108,416      8.1%       675     $  8.60    $  16.51
                                   --      ----------      ----             ----------      ---        ---
PORTFOLIO TOTAL/WEIGHTED
  AVERAGE                          258     65,291,790     100.0%      94.0% $1,343,568    100.0%     5,676     $ 11.99    $  21.90
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

                                                          PERCENTAGE                                           ANNUALIZED
                                                           OF TOTAL                                                NET
                                                            OFFICE                          PERCENTAGE          EFFECTIVE ANNUALIZED
                                                           PORTFOLIO                            OF              RENT PER   RENT PER
                            NUMBER               RENTABLE  RENTABLE             ANNUALIZED   PORTFOLIO  NUMBER  OCCUPIED   OCCUPIED
                              OF     YEAR/BUILT   SQUARE    SQUARE  PERCENTAGE     RENT     ANNUALIZED    OF     SQUARE     SQUARE
PROPERTY                  PROPERTIES  RENOVATED    FEET      FEET    OCCUPIED   ($000S)(1)     RENT     LEASES   FOOT(2)    FOOT(1)
--------                  ----------  ---------    ----      ----    --------   ----------     ----     ------   -------    -------
NORTHEAST REGION
Stamford, CT
   Shelton
     Shelton Point               1    1985/93     159,848      0.2%      96.2%    $ 2,297        0.2%     12     $   8.90   $  14.93
   Stamford
     One Stamford Plaza          1    1986/94     212,244      0.3      100.0       5,450        0.4      12        14.99      25.68
     Two Stamford Plaza          1    1986/94     253,020      0.4       97.4       6,787        0.5      20        16.44      27.53
     Three Stamford Plaza        1    1980/94     241,575      0.4       97.3       5,063        0.4      16        11.64      21.53
     Four Stamford Plaza         1    1979/94     260,581      0.4       95.9       5,031        0.4       9        11.01      20.14
     177 Broad Street            1       1989     187,573      0.3       95.5       4,343        0.3      16        14.00      24.24
     300 Atlantic Street         1    1987/96     272,458      0.4      100.0       7,287        0.5      26        15.49      26.75
     Canterbury Green (3)        1       1987     224,405      0.3      100.0       6,899        0.5      19        20.82      30.74
Washington, D.C
   Central Business District
     1111 19th Street            1    1979/93     252,014      0.4       98.8       7,248        0.5      30        17.99      29.11
     1620 L Street               1       1989     156,272      0.2       98.0       4,360        0.3      16        18.26      28.46
     One Lafayette Centre        1    1980/93     314,634      0.5       99.1       9,788        0.7      20        19.21      31.39
   East End
     1333 H Street               1       1982     247,014      0.4       90.8       6,491        0.5      19        16.71      28.92
   Alexandria/Old Town
     1600 Duke Street            1       1985      68,770      0.1      100.0       1,619        0.1      10        15.14      23.54
   Crystal City
     Polk and Taylor
       Buildings (4)(5)          2       1970     896,003      1.4      100.0      24,728        1.8       6        20.25      27.60
   Fairfax Center
     Centerpointe I & II         2    1988-90     407,723      0.6       99.8       7,124        0.5      15         9.74      17.50
     Fair Oaks Plaza             1       1986     177,917      0.3       92.7       2,623        0.2      33         8.97      15.91
   Herndon/Dulles
     Northridge I                1       1988     124,319      0.2      100.0       3,312        0.2       1        19.94      26.64

                                                          PERCENTAGE                                           ANNUALIZED
                                                           OF TOTAL                                                NET
                                                            OFFICE                          PERCENTAGE          EFFECTIVE ANNUALIZED
                                                           PORTFOLIO                            OF              RENT PER   RENT PER
                            NUMBER               RENTABLE  RENTABLE             ANNUALIZED   PORTFOLIO  NUMBER  OCCUPIED   OCCUPIED
                              OF     YEAR/BUILT   SQUARE    SQUARE  PERCENTAGE     RENT     ANNUALIZED    OF     SQUARE     SQUARE
PROPERTY                  PROPERTIES  RENOVATED    FEET      FEET    OCCUPIED   ($000S)(1)     RENT     LEASES   FOOT(2)    FOOT(1)
--------                  ----------  ---------    ----      ----    --------   ----------     ----     ------   -------    -------
   Reston
     Reston Town Center          3       1990     726,045      1.1      100.0      19,882        1.5      82        17.57      27.38
   Rosslyn/Ballston
     1300 North 17th Street      1       1980     379,199      0.6       99.7       9,600        0.7      25        16.83      25.38
     1616 N. Fort Myer Drive     1       1974     293,058      0.4      100.0       7,099        0.5      14        14.84      24.22
   Tyson's Corner
     E. J. Randolph              1       1983     165,116      0.3       98.9       3,570        0.3      15        13.92      21.86
     John Marshall I             1       1981     255,558      0.4      100.0       5,153        0.4       2        13.30      20.16
Boston
   Downtown - Financial District
     150 Federal Street          1       1988     529,730      0.8      100.0      18,158        1.4      22        21.48      34.28
     175 Federal Street          1       1977     207,366      0.3       92.2       4,693        0.3      31        12.96      24.54
     2 Oliver Street-147 Milk
       Street                    1       1988     270,302      0.4       92.8       4,637        0.3      48        11.94      18.48
     225 Franklin Street         1    1966/96     938,632      1.4       99.4      34,222        2.5      20        21.12      36.68
     28 State Street (6)         1    1968/97     570,040      0.9       57.8      11,067        0.8      12        23.68      33.60
     75-101 Federal Street (4)(7 2       1988     810,963      1.2       93.9      25,405        1.9      67        19.45      33.35
     One Post Office
        Square (4)(8)            1       1981     765,780      1.2       98.7      22,599        1.7      67        17.51      29.90
     Rowes Wharf (4)(8)          3       1987     344,698      0.5       96.5      11,445        0.9      42        15.36      34.40
     Russia Wharf                1    1978-82     312,563      0.5       99.9       5,033        0.4      46         7.67      16.12
     South Station (3)           1       1988     146,149      0.2      100.0       5,427        0.4      28        15.73      37.14
   Downtown - Government Center
     Center Plaza                1       1969     637,002      1.0       93.7      15,089        1.1      82        12.13      25.29
   East Cambridge
     One Canal Park              1       1987      97,912      0.1       98.6       2,317        0.2       4        11.47      24.01
     Riverview I & II            2    1985-86     263,892      0.4      100.0       7,257        0.5       4        15.60      27.50
     Ten Canal Park              1       1987     110,843      0.2      100.0       2,179        0.2       1        11.13      19.66
   Northwest
     Crosby Corporate Center     6       1996     337,292      0.5       97.8       4,683        0.3       6        10.38      14.19
     New England Executive Park  9    1970/85     807,521      1.2       92.2      15,990        1.2      90        11.16      21.47
   South
     Westwood Business Center    1       1985     165,851      0.3       95.7       3,269        0.2      17         9.96      20.60

                                                          PERCENTAGE                                           ANNUALIZED
                                                           OF TOTAL                                                NET
                                                            OFFICE                          PERCENTAGE          EFFECTIVE ANNUALIZED
                                                           PORTFOLIO                            OF              RENT PER   RENT PER
                            NUMBER               RENTABLE  RENTABLE             ANNUALIZED   PORTFOLIO  NUMBER  OCCUPIED   OCCUPIED
                              OF     YEAR/BUILT   SQUARE    SQUARE  PERCENTAGE     RENT     ANNUALIZED    OF     SQUARE     SQUARE
PROPERTY                  PROPERTIES  RENOVATED    FEET      FEET    OCCUPIED   ($000S)(1)     RENT     LEASES   FOOT(2)    FOOT(1)
--------                  ----------  ---------    ----      ----    --------   ----------     ----     ------   -------    -------

   West
     Wellesley Office Park       8    1963-84     638,229      1.0       98.4      16,022        1.2      86        16.45      25.51
New York City
   Midtown
     850 Third Avenue            1    1960/96     562,567      0.9      100.0      16,687        1.2      28        16.50      29.66
Philadelphia
   Conshohocken
     Four Falls Corporate
       Center (4)                1      1988      254,355      0.4       99.8       6,229        0.5      43        16.45      24.55
   Center City
     1601 Market Street          1      1970      681,289      1.0       95.0      13,454        1.0      68        11.98      20.79
     1700 Market Street          1      1969      825,547      1.3       85.6      14,355        1.1      46        10.45      20.31
   King of Prussia/Valley Forge
     Oak Hill Plaza (4)          1      1982      164,360      0.3      100.0       2,959        0.2       4        10.51      18.00
     Walnut Hill Plaza (4)       1      1985      149,716      0.2       97.5       2,863        0.2      21        13.13      19.61
   Main Line
     One Devon Square (4)        1      1984       73,267      0.1      100.0       1,494        0.1      10        14.93      20.40
     Two Devon Square (4)        1      1985       63,226      0.1       91.8         904        0.1       5        10.10      15.57
     Three Devon Square (4)      1                  6,000      0.0      100.0         218        0.0       1        30.90      36.37
   Plymouth Meeting/Blue Bell
     One Valley Square (4)       1      1982       70,289      0.1      100.0       1,125        0.1       7        10.08      16.00
     Two Valley Square (4)       1      1990       70,622      0.1      100.0       1,314        0.1       6        11.60      18.60
     Three Valley Square (4)     1      1984       84,605      0.1       98.3       1,577        0.1       6        12.62      18.96
     Four and Five Valley
       Square(4)                 2      1988       68,321      0.1      100.0       1,331        0.1       5        12.93      19.48
Norfolk
   Norfolk
     Dominion Tower (4)          1      1987      403,276      0.6       96.2       6,367        0.5      54         8.89      16.42
                                --             ----------     ----                --------      ----      --
     NORTHEAST REGION
     TOTAL/WEIGHTED AVERAGE     83             17,707,551     27.1%      95.8%    $436,121      32.5%   1,395     $ 14.65   $  25.72

                                                          PERCENTAGE                                           ANNUALIZED
                                                           OF TOTAL                                                NET
                                                            OFFICE                          PERCENTAGE          EFFECTIVE ANNUALIZED
                                                           PORTFOLIO                            OF              RENT PER   RENT PER
                            NUMBER               RENTABLE  RENTABLE             ANNUALIZED   PORTFOLIO  NUMBER  OCCUPIED   OCCUPIED
                              OF     YEAR/BUILT   SQUARE    SQUARE  PERCENTAGE     RENT     ANNUALIZED    OF     SQUARE     SQUARE
PROPERTY                  PROPERTIES  RENOVATED    FEET      FEET    OCCUPIED   ($000S)(1)     RENT     LEASES   FOOT(2)    FOOT(1)
--------                  ----------  ---------    ----      ----    --------   ----------     ----     ------   -------    -------
CENTRAL REGION
Chicago
   Downtown-Central Loop
     161 N. Clark                1      1992    1,010,520      1.5%      80.1%    $19,240        1.4%     56     $10.68     $23.78
     200 West Adams              1    1985/96     677,222      1.0       89.6      12,560        0.9      59       9.19      20.70
     30 N. LaSalle Street (3)    1    1974/90     925,950      1.4       95.2      19,197        1.4      113      8.04      21.78
     One North Franklin          1      1991      617,592      0.9       99.3      14,007        1.0      55       9.49      22.83
Downtown-West Loop
     10 & 30 S Wacker            2    1983-87   2,003,288      3.1       95.8      60,880        4.5      125     16.41      31.74
     101 N. Wacker               1    1980/1990   575,294      0.9       89.4       9,896        0.7      37       6.54      19.24
     Civic Opera House           1    1929/1996   826,472      1.3       82.6      11,903        0.9      204      6.96      17.43
   O'Hare
     Presidents Plaza            4    1980-82     794,396      1.2       93.2      16,140        1.2      58       9.77      21.81
     1700 Higgins                1      1986      133,876      0.2      100.0       2,224        0.2      16       8.65      16.61
   East-West Corridor
     AT&T Plaza                  1      1984      224,847      0.3       98.0       4,922        0.4      25      14.79      22.34
     Oakbrook Terrace Tower      1      1988      772,928      1.2       87.9      17,561        1.3      56      17.10      25.85
     Westbrook Corporate Center  5    1985/96   1,106,608      1.7       89.3      26,130        1.9      95      17.94      26.45
   Lake County
     Tri-State International     5      1986      546,263      0.8       84.6       9,656        0.7      40      13.25      20.90
Indianapolis
   Downtown
     Bank One Center/Tower       2      1990    1,057,877      1.6       93.3      18,650        1.4      83      10.47      18.89
Cleveland
   Downtown
     BP Tower                    1      1985    1,242,144      1.9       94.0      18,767        1.4      37       7.79      16.07
Columbus
   Downtown
     One Columbus Building       1      1987      407,472      0.6       92.6       8,911        0.7      30      16.32      23.60
   Suburban
     Community Corporate Center  1      1987      250,169      0.4       99.1       4,900        0.4      43      12.55      19.77
     One Crosswoods Center       1      1984      129,583      0.2       96.4       1,935        0.1      20       8.61      15.50
                                --             ----------     ----               --------       ----   -----
     CENTRAL REGION
     TOTAL/WEIGHTED AVERAGE     31             13,302,501     20.3%      91.4%   $277,477       20.5%  1,152     $10.80     $22.83


                                                                                         PERCENTAGE
                                                                                          OF TOTAL
                                                                                           OFFICE
                                                                                          PORTFOLIO
                                           NUMBER                           RENTABLE      RENTABLE                     ANNUALIZED
                                             OF           YEAR/BUILT         SQUARE        SQUARE        PERCENTAGE       RENT
PROPERTY                                 PROPERTIES        RENOVATED          FEET          FEET          OCCUPIED     ($000S)(1)
--------                                 ----------       ----------       ---------     ----------      ----------    ----------

PACIFIC REGION
Los Angeles
   Downtown
     550 S. Hope                             1               1991            566,434        0.9%            86.8%        $12,064
     Two California Plaza (3)                1               1992          1,329,809        2.0             87.4          25,984
   Pasadena
     Pasadena Towers                         2              1990-91          439,367        0.7             90.9          10,849
   Westwood
     10880 Wilshire Boulevard (3)            1              1970/92          534,007        0.8             85.1          12,772
     10960 Wilshire Boulevard                1              1971/92          550,430        0.8             83.3          15,686
Orange County
   Central Orange
     500 Orange Tower (9)                    1               1988            290,765        0.4             94.5           5,138
     1100 Executive Tower                    1               1987            366,747        0.6            100.0           6,330
   Irvine/Airport
     1920 Main Plaza                         1               1988            305,662        0.5             97.1           6,060
     2010 Main Plaza                         1               1988            280,882        0.4             94.3           5,791
San Diego
   University Town Center
     The Plaza at La Jolla
       Village (4)                           5              1987-90          635,419        1.0             99.9          15,233
     Smith Barney Tower                      1               1987            187,999        0.3             82.2           3,404
San Francisco
   Downtown
     201 Mission Street                      1               1981            483,289        0.7             99.6           9,654
     580 California                          1               1984            313,012        0.5            100.0           8,242
     60 Spear Street Building                1              1967/87          133,782        0.2            100.0           3,265
     One Maritime Plaza                      1              1967/90          523,929        0.8             84.0          12,718
     One Market                              1              1976/95        1,460,081        2.2             93.8          36,285
San Jose
   Mountain View
     Shoreline Technology Park              12              1985/91          726,508        1.1            100.0          13,509


                                                                             ANNUALIZED
                                                                                 NET
                                              PERCENTAGE                      EFFECTIVE      ANNUALIZED
                                                  OF                          RENT PER        RENT PER
                                               PORTFOLIO         NUMBER       OCCUPIED        OCCUPIED
                                              ANNUALIZED           OF          SQUARE          SQUARE
PROPERTY                                         RENT            LEASES        FOOT(2)         FOOT(1)
--------                                      ----------         ------      ----------      ----------
PACIFIC REGION
Los Angeles
   Downtown
     550 S. Hope                                 0.9%               39          $13.97         $24.55
     Two California Plaza (3)                    1.9                30           13.21          22.34
   Pasadena
     Pasadena Towers                             0.8                32           17.54          27.18
   Westwood
     10880 Wilshire Boulevard (3)                1.0                44           16.86          28.12
     10960 Wilshire Boulevard                    1.2                34           22.36          34.23
Orange County
   Central Orange
     500 Orange Tower (9)                        0.4                50           11.79          18.70
     1100 Executive Tower                        0.5                26            9.81          17.26
   Irvine/Airport
     1920 Main Plaza                             0.5                40           11.52          20.43
     2010 Main Plaza                             0.4                32           13.66          21.87
San Diego
   University Town Center
     The Plaza at La Jolla
       Village (4)                               1.1                90           16.59          24.00
     Smith Barney Tower                          0.3                17           13.54          22.02
San Francisco
   Downtown
     201 Mission Street                          0.7                18            9.44          20.05
     580 California                              0.6                29           16.03          26.33
     60 Spear Street Building                    0.2                 9           13.07          24.41
     One Maritime Plaza                          0.9                39           18.29          28.91
     One Market                                  2.7               114           15.35          26.49
San Jose
   Mountain View
     Shoreline Technology Park                   1.0                12           15.52          18.59


                                                                                         PERCENTAGE
                                                                                          OF TOTAL
                                                                                           OFFICE
                                                                                          PORTFOLIO
                                           NUMBER                           RENTABLE      RENTABLE                     ANNUALIZED
                                             OF           YEAR/BUILT         SQUARE        SQUARE        PERCENTAGE       RENT
PROPERTY                                 PROPERTIES        RENOVATED          FEET          FEET          OCCUPIED     ($000S)(1)
--------                                 ----------       ----------       ---------     ----------      ----------    ----------

   Santa Clara
     Lake Marriott Business Park.             7              1981            400,058          0.6           84.6           4,200
   Sunnyvale
     Sunnyvale Business Center                3              1990            175,000          0.3          100.0           3,219
                                            ---                            ---------         ----                       --------
     PACIFIC REGION
     TOTAL/WEIGHTED AVERAGE                  43                            9,703,180         14.9%          92.1%       $210,402
WEST REGION
Anchorage
   Midtown
     Calais Office Center (3)                 2              1975            190,599          0.3%         100.0%       $  3,505
Phoenix
   Central Corridor
     49 East Thomas Road (10)                 1            1974/93            18,892          0.0           60.8              93
     One Phoenix Plaza (11)                   1              1989            586,403          0.9          100.0           7,338
Minneapolis
   Downtown
     LaSalle Plaza                            1              1991            589,432          0.9           97.1          15,065
Denver
   Southeast
     Denver Corporate
       Center II & III                        2           1981/93-97         358,357          0.5          100.0           6,331
     The Quadrant                             1              1985            313,302          0.5           83.8           4,900
St. Louis
   Mid County
     Interco Corporate Tower                  1              1986            339,163          0.5          100.0           7,559
Albuquerque
   Downtown
     500 Marquette Building                   1              1985            230,022          0.4           93.6           3,324
Oklahoma City
   Northwest
     Atrium Towers                            2             1980/95          155,865          0.2           94.2           1,321
     5100 Brookline (4)                       1              1974            105,459          0.2           76.4             738



                                                                             ANNUALIZED
                                                                                 NET
                                              PERCENTAGE                      EFFECTIVE      ANNUALIZED
                                                  OF                          RENT PER        RENT PER
                                               PORTFOLIO         NUMBER       OCCUPIED        OCCUPIED
                                              ANNUALIZED           OF          SQUARE          SQUARE
PROPERTY                                         RENT            LEASES        FOOT(2)         FOOT(1)
--------                                      ----------         ------      ----------      ----------
   Santa Clara
     Lake Marriott Business Park.                0.3               15            8.44           12.40
   Sunnyvale
     Sunnyvale Business Center                   0.2                3           16.24           18.40
                                                ----              ---
     PACIFIC REGION
     TOTAL/WEIGHTED AVERAGE                     15.7%             673          $13.50          $23.54
WEST REGION
Anchorage
   Midtown
     Calais Office Center (3)                    0.3%              39          $ 9.73          $18.39
Phoenix
   Central Corridor
     49 East Thomas Road (10)                    0.0               12            0.91            8.08
     One Phoenix Plaza (11)                      0.5                1           11.95           12.51
Minneapolis
   Downtown
     LaSalle Plaza                               1.1               29           10.21           26.32
Denver
   Southeast
     Denver Corporate
       Center II & III                           0.5               15           10.12           17.67
     The Quadrant                                0.4               38           10.40           18.66
St. Louis
   Mid County
     Interco Corporate Tower                     0.6               33           12.63           22.29
Albuquerque
   Downtown
     500 Marquette Building                      0.2               32            7.70           15.44
Oklahoma City
   Northwest
     Atrium Towers                               0.1               43            4.91            9.00
     5100 Brookline (4)                          0.1               61            3.82            9.15


                                                                                         PERCENTAGE
                                                                                          OF TOTAL
                                                                                           OFFICE
                                                                                          PORTFOLIO
                                           NUMBER                           RENTABLE      RENTABLE                     ANNUALIZED
                                             OF           YEAR/BUILT         SQUARE        SQUARE        PERCENTAGE       RENT
PROPERTY                                 PROPERTIES        RENOVATED          FEET          FEET          OCCUPIED     ($000S)(1)
--------                                 ----------       ----------       ---------     ----------      ----------    ----------

Portland
   Downtown
     1001 Fifth Avenue                        1              1980            368,018          0.6            95.7          6,028
Dallas
   LBJ/Quorum Plaza
     Four Forest (4)                          1              1985            394,324          0.6            96.1          5,906
     Lakeside Square                          1              1987            392,537          0.6            99.1          7,879
     North Central Plaza Three                1             1986/94          346,575          0.5            90.7          4,962
   Central
     8080 NCX                                 1             1984/95          283,707          0.4            87.1          4,159
   North Central Expressway
     9400 NCX                                 1             1981/95          379,556          0.6            91.0          4,895
   Preston Center
     Preston Commons                          3              1986            418,604          0.6            91.8          8,046
     Sterling Plaza                           1             1984/94          302,747          0.5            91.1          5,016
Ft. Worth
   W/SW Fort Worth
     Summitt Office Park                      2             1974/93          239,095          0.4            94.3          2,705
Seattle
   Bellevue
     One Bellevue Center (3)                  1              1983            344,715          0.5            91.7          6,407
     Rainer Plaza (3)                         1              1986            410,855          0.6            99.4          8,634
   Central Business District
     1111 Third Avenue                        1              1980            528,282          0.8            96.7          8,991
     First Interstate                         1              1983            915,883          1.4            97.9         18,995
     Second and Seneca                        2            1991/1996         480,272          0.7            99.5          9,522
     Nordstrom Medical Tower                  1              1986            101,431          0.2            96.1          2,057
                                             --                            ---------        -----                       --------
     WEST REGION
     TOTAL/WEIGHTED AVERAGE                  32                            8,794,095        13.5%           95.3%       $154,376




                                                                             ANNUALIZED
                                                                                 NET
                                              PERCENTAGE                      EFFECTIVE      ANNUALIZED
                                                  OF                          RENT PER        RENT PER
                                               PORTFOLIO         NUMBER       OCCUPIED        OCCUPIED
                                              ANNUALIZED           OF          SQUARE          SQUARE
PROPERTY                                         RENT            LEASES        FOOT(2)         FOOT(1)
--------                                      ----------         ------      ----------      ----------
Portland
   Downtown
     1001 Fifth Avenue                            0.4               48          10.24           17.12
Dallas
   LBJ/Quorum Plaza
     Four Forest (4)                              0.4               57           8.67           15.59
     Lakeside Square                              0.6               24          11.66           20.26
     North Central Plaza Three                    0.4               39           8.03           15.79
   Central
     8080 NCX                                     0.3               41           9.12           16.82
   North Central Expressway
     9400 NCX                                     0.4               70           6.82           14.17
   Preston Center
     Preston Commons                              0.6               68          15.28           20.95
     Sterling Plaza                               0.4               74           9.82           18.18
Ft. Worth
   W/SW Fort Worth
     Summitt Office Park                          0.2               63           6.06           11.99
Seattle
   Bellevue
     One Bellevue Center (3)                      0.5               38          12.59           20.26
     Rainer Plaza (3)                             0.6               61          13.46           21.15
   Central Business District
     1111 Third Avenue                            0.7               57          11.05           17.60
     First Interstate                             1.4               74          14.09           21.19
     Second and Seneca                            0.7               31          12.51           19.92
     Nordstrom Medical Tower                      0.2               21          13.19           21.09
                                                -----            -----
     WEST REGION
     TOTAL/WEIGHTED AVERAGE                     11.5%            1,069         $10.41          $18.41


                                                                                         PERCENTAGE
                                                                                          OF TOTAL
                                                                                           OFFICE
                                                                                          PORTFOLIO
                                           NUMBER                           RENTABLE      RENTABLE                     ANNUALIZED
                                             OF           YEAR/BUILT         SQUARE        SQUARE        PERCENTAGE       RENT
PROPERTY                                 PROPERTIES        RENOVATED          FEET          FEET          OCCUPIED     ($000S)(1)
--------                                 ----------       ----------        --------     ----------      ----------    ----------

SOUTHEAST REGION
Ft. Lauderdale
   Downtown
     First Union Center                       1              1991            225,500        0.3%            99.0%        $ 6,078
Orlando
   Central Business District
     SunTrust Center                          1              1988            640,385        1.0             94.4          15,120
Palm Beach County, FL
   West Palm Beach
     One Clearlake Centre                     1              1987            215,104        0.3             90.2           3,811
Sarasota
   Downtown
     Sarasota City Center                     1              1989            247,891        0.4             90.5           4,145
Tampa
   Westshore/Airport
     Tampa Commons                            1              1985            254,808        0.4             99.2           4,779
     Westshore Center                         1              1984            215,523        0.3             96.8           3,532
Atlanta
   Central Perimeter
     125 Perimeter Center West                1              1972            223,059        0.3            100.0             997
     20-26 Perimeter Center East              4              1973             69,664        0.1             98.4           1,052
     219-223 Perimeter Center
       Parkway                                2             1978/97          255,657        0.4            100.0           4,790
     245 Perimeter Center Parkway             1              1981            229,131        0.4            100.0           4,116
     28-32 Perimeter Center East              3              1974            105,287        0.2             99.0           1,585
     301-303 Perimeter Center
       North                                  2             1982/98          317,116        0.5            100.0           6,388
     41-47 Perimeter Center East              2              1974            172,374        0.3             98.3           2,854
     50-66 Perimeter Center East              5             1971/98          738,803        1.1             99.1          12,968
     70-76 Perimeter Center East              4              1972             60,351        0.1             97.5             969
     8-16 Perimeter Center East               5              1970             65,435        0.1             93.9             932


                                                                             ANNUALIZED
                                                                                 NET
                                              PERCENTAGE                      EFFECTIVE      ANNUALIZED
                                                  OF                          RENT PER        RENT PER
                                               PORTFOLIO         NUMBER       OCCUPIED        OCCUPIED
                                              ANNUALIZED           OF          SQUARE          SQUARE
PROPERTY                                         RENT            LEASES        FOOT(2)         FOOT(1)
--------                                      ----------         ------      ----------      ----------

SOUTHEAST REGION
Ft. Lauderdale
   Downtown
     First Union Center                           0.5%              21         $17.67          $27.22
Orlando
   Central Business District
     SunTrust Center                              1.1               46          14.89           25.00
Palm Beach County, FL
   West Palm Beach
     One Clearlake Centre                         0.3               36          10.37           19.64
Sarasota
   Downtown
     Sarasota City Center                         0.3               35          10.97           18.48
Tampa
   Westshore/Airport
     Tampa Commons                                0.4               21          11.42           18.90
     Westshore Center                             0.3               36           9.13           16.93
Atlanta
   Central Perimeter
     125 Perimeter Center West                    0.1                1          (2.26)           4.47
     20-26 Perimeter Center East                  0.1               23           8.62           15.35
     219-223 Perimeter Center
       Parkway                                    0.4                7          12.00           18.73
     245 Perimeter Center Parkway                 0.3                1          11.23           17.96
     28-32 Perimeter Center East                  0.1               16           8.47           15.20
     301-303 Perimeter Center
       North                                      0.5                5          13.42           20.15
     41-47 Perimeter Center East                  0.2               34          10.12           16.85
     50-66 Perimeter Center East                  1.0               20          10.97           17.70
     70-76 Perimeter Center East                  0.1               15           9.73           16.46
     8-16 Perimeter Center East                   0.1               18           8.43           15.16


                                                                                         PERCENTAGE
                                                                                          OF TOTAL
                                                                                           OFFICE
                                                                                          PORTFOLIO
                                           NUMBER                           RENTABLE      RENTABLE                     ANNUALIZED
                                             OF           YEAR/BUILT         SQUARE        SQUARE        PERCENTAGE       RENT
PROPERTY                                 PROPERTIES        RENOVATED          FEET          FEET          OCCUPIED     ($000S)(1)
--------                                 ----------       ----------       ---------     ----------      ----------    ----------

     Central Park                            2               1986            612,733         0.9             97.5         12,042
     Lakeside Office Park                    5              1972/97          390,238         0.6             94.0          5,437
     Park Place Shopping Center              1               1979             61,830         0.1             98.9          1,264
     Perimeter--North/South
       Terraces                              2              1984/98          966,779         1.5             91.9         18,887
   Midtown
     Promenade II                            1               1990            770,840         1.2             97.1         16,803
   Northwest
     Paces West                              2               1988            641,263         1.0             95.1         12,551
Charlotte
   Uptown
     Wachovia Center                         1              1972/94          581,666         0.9            100.0          6,897
Raleigh/Durham
   South Durham
     University Tower                        1              1987/92          181,221         0.3             93.4          3,142
Nashville
   Downtown
     Nations Bank Plaza                      1              1977/95          421,513         0.6             97.9          5,637
                                            --                             ---------        ----                        --------
     SOUTHEAST REGION
     TOTAL/WEIGHTED AVERAGE                 51                             8,664,171        13.3%            96.5%      $156,776
SOUTHWEST REGION
New Orleans
   Central Business District
     LL&E Tower                              1               1987            545,157         0.8%            84.4%      $  7,199
     Texaco Center                           1               1984            619,714         0.9             87.1          8,882
   Metairie/E. Jefferson
     One Lakeway Center                      1              1981/96          289,112         0.4             90.8          3,972
     Two Lakeway Center                      1              1984/96          440,826         0.7             94.4          6,309
     Three Lakeway Center                    1              1987/96          462,890         0.7             97.6          7,079


                                                                              ANNUALIZED
                                                                                  NET
                                               PERCENTAGE                      EFFECTIVE      ANNUALIZED
                                                   OF                          RENT PER        RENT PER
                                                PORTFOLIO         NUMBER       OCCUPIED        OCCUPIED
                                               ANNUALIZED           OF          SQUARE          SQUARE
PROPERTY                                          RENT            LEASES        FOOT(2)         FOOT(1)
--------                                       ----------         ------       ---------      ----------

     Central Park                                  0.9              75            12.97          20.16
     Lakeside Office Park                          0.4              38             7.20          14.82
     Park Place Shopping Center                    0.1              18            13.95          20.68
     Perimeter--North/South
       Terraces                                    1.4             114            14.53          21.26
   Midtown
     Promenade II                                  1.3              24            15.11          22.46
   Northwest
     Paces West                                    0.9              42            13.79          20.57
Charlotte
   Uptown
     Wachovia Center                               0.5               9             6.50          11.86
Raleigh/Durham
   South Durham
     University Tower                              0.2              36            11.41          18.56
Nashville
   Downtown
     Nations Bank Plaza                            0.4              21             6.57          13.66
                                                  ----             ---
     SOUTHEAST REGION
     TOTAL/WEIGHTED AVERAGE                       11.7%            712           $11.11         $18.75
SOUTHWEST REGION
New Orleans
   Central Business District
     LL&E Tower                                    0.5%             33           $ 9.14         $15.64
     Texaco Center                                 0.7              26            10.30          16.46
   Metairie/E. Jefferson
     One Lakeway Center                            0.3              49             8.75          15.13
     Two Lakeway Center                            0.5              85             9.67          15.16
     Three Lakeway Center                          0.5              54             9.96          15.68

                                                                                         PERCENTAGE
                                                                                          OF TOTAL
                                                                                           OFFICE
                                                                                          PORTFOLIO
                                           NUMBER                           RENTABLE      RENTABLE                     ANNUALIZED
                                             OF           YEAR/BUILT         SQUARE        SQUARE        PERCENTAGE       RENT
PROPERTY                                 PROPERTIES        RENOVATED          FEET          FEET          OCCUPIED     ($000S)(1)
--------                                 ----------       ----------      ----------     ----------      ----------    ----------

Austin
   Central Business District
     Franklin Plaza                            1              1987           517,849          0.8           91.5            9,698
     One American Center (3)                   1              1984           505,770          0.8           92.8            8,969
     San Jacinto Center                        1              1987           400,329          0.6           98.0            7,398
Houston
   Galleria/West Loop
     San Felipe Plaza (4)                      1              1984           959,466          1.5           93.6           14,803
   North/North Belt
     Intercontinental Center                   1             1983/91         194,801          0.3           99.4            2,710
     Northborough Tower (4)                    1             1983/90         207,908          0.3           95.1            2,734
   North Loop/Northwest
     Brookhollow Central                       3            1972-1981        797,971          1.2           88.8           10,702
   West
     Destec Tower                              1              1982           574,216          0.9           97.6           10,287
San Antonio
   Airport
     Union Square                              1              1986           194,398          0.3           88.7            2,511
   Northwest
     Colonade I                                1              1983           168,637          0.3           92.4            2,361
     Northwest Center                          1             1984/94         241,248          0.4           88.2            2,805
                                             ---                          ----------        -----                      ----------
     SOUTHWEST REGION
     TOTAL/WEIGHTED AVERAGE                   18                           7,120,292         10.9%          92.2%      $  108,416
                                             ---                          ----------        -----                      ----------
PORTFOLIO TOTAL/WEIGHTED AVERAGE             258                          65,291,790        100.0%          94.0%      $1,343,568
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


(8) As of the date of this Form 10-K, the Company is involved in continuing discussions with its joint venture partner in One Post Office Square and Rowes Wharf with respect to the Company's control over property management of such Properties. Such joint venture partner did not consent to the transfer to the Company of Beacon's joint venture interest in these Properties which occurred as a result of the Beacon Merger. Although the Company believes that such consent was not required, unless the Company is able to reach an agreement with respect to day-to-day management of such Properties, it is possible that the joint venture partner could challenge the transfer of such Properties in the Beacon Merger, or seek to trigger the buy-sell remedy found in the joint venture documents.


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

               LEASE EXPIRATION BY REGION AS OF DECEMBER 31, 1997



                                                      1998           1999          2000          2001          2002          2003
                                                   -----------   -----------   -----------   -----------   -----------   -----------

NORTHEAST REGION TOTALS  Square Feet(1)              1,468,199     1,403,658     1,797,439     2,535,563     2,849,213     1,104,907
                         % Square Feet(2)                 8.3%          7.9%         10.2%         14.3%         16.1%          6.2%
                         Annualized Rent(3)        $35,968,046   $35,511,991   $46,612,300   $67,724,851   $75,666,379   $26,782,214
                         Number of Leases                  250           196           235           212           195            89
                         Rent Per Square Foot      $     24.50   $     25.30        $25.93        $26.71   $     26.56   $     24.24

CENTRAL REGION TOTALS    Square Feet(1)                956,638       938,971     1,366,749       893,497     1,092,626     1,246,839
                         % Square Feet(2)                 7.2%          7.1%         10.3%          6.7%          8.2%          9.4%
                         Annualized Rent(3)        $22,607,154   $24,445,635   $33,459,470   $19,840,138   $26,200,266   $35,621,560
                         Number of Leases                  196           172           174           150           141            75
                         Rent Per Square Foot      $     23.63   $     26.03   $     24.48   $     22.21   $     23.98   $     28.57

PACIFIC REGION TOTALS    Square Feet(1)                523,215     1,123,666     1,311,607     1,657,927       852,121       480,685
                         % Square Feet(2)                 5.4%         11.6%         13.5%         17.1%          8.8%          5.0%
                         Annualized Rent(3)        $13,343,037   $25,799,415   $27,844,671   $35,819,707   $22,067,131   $12,104,920
                         Number of Leases                  121           114           110           111            76            41
                         Rent Per Square Foot      $     25.50   $     22.96   $     21.23   $     21.61   $     25.90   $     25.18

WEST REGION TOTALS       Square Feet(1)                950,557       981,408     1,235,372     1,264,733       963,339     1,017,366
                         % Square Feet(2)                10.8%         11.2%         14.0%         14.4%         11.0%         11.6%
                         Annualized Rent(3)        $17,324,712   $16,900,464   $21,845,638   $24,462,927   $17,936,972   $21,095,964
                         Number of Leases                  312           202           187           151           108            51
                         Rent Per Square Foot      $     18.23   $     17.22   $     17.68   $     19.34   $     18.62   $     20.74

SOUTHEAST REGION TOTALS  Square Feet(1)                731,862     1,406,101     1,229,731     1,417,873       823,210       298,491
                         % Square Feet(2)                 8.4%         16.2%         14.2%         16.4%          9.5%          3.4%
                         Annualized Rent(3)        $12,803,930   $23,079,524   $25,386,337   $27,164,526   $15,317,589   $ 6,615,672
                         Number of Leases                  147           149           138           113           103            16
                         Rent Per Square Foot      $     17.50   $     16.41   $     20.64   $     19.16   $     18.61   $     22.16

SOUTHWEST REGION TOTALS  Square Feet(1)                824,455       615,933     1,394,002     1,007,272       914,422       425,305
                         % Square Feet(2)                11.6%          8.7%         19.6%         14.1%         12.8%          6.0%
                         Annualized Rent(3)        $12,983,956   $ 9,630,778   $24,574,823   $16,989,284   $15,971,348   $ 6,733,658
                         Number of Leases                  182           114           129            88            97            32
                         Rent Per Square Foot      $     15.75   $     15.64   $     17.63   $     16.87   $     17.47   $     15.83

                                                                                                           2008 AND
                                                     2004          2005          2006           2007        BEYOND        TOTALS
                                                  -----------   -----------   -----------   -----------   -----------   ------------

NORTHEAST REGION TOTALS  Square Feet(1)             1,158,431       955,209     1,001,195       940,102     1,745,470     16,959,386
                         % Square Feet(2)                6.5%          5.4%          5.7%          5.3%          9.9%          95.8%
                         Annualized Rent(3)       $27,925,360   $24,869,807   $21,563,734   $22,523,196   $50,972,720   $436,120,599
                         Number of Leases                  63            46            48            28            33          1,395
                         Rent Per Square Foot     $     24.11   $     26.04   $     21.54   $     23.96        $29.20   $      25.72

CENTRAL REGION TOTALS    Square Feet(1)               948,068     1,056,897       667,908       485,950     2,500,874     12,155,017
                         % Square Feet(2)                7.1%          7.9%          5.0%          3.7%         18.8%          91.4%
                         Annualized Rent(3)       $20,967,084   $22,027,009   $13,967,501   $ 9,654,575   $48,686,853   $277,477,246
                         Number of Leases                  81            51            44            32            36          1,152
                         Rent Per Square Foot     $     22.12   $     20.84   $     20.91   $     19.87        $19.47   $      22.83

PACIFIC REGION TOTALS    Square Feet(1)               344,178       719,364       411,700       794,246       717,531      8,936,240
                         % Square Feet(2)                3.5%          7.4%          4.2%          8.2%          7.4%          92.1%
                         Annualized Rent(3)       $ 8,787,839   $15,423,632   $13,581,995   $24,500,345   $11,129,561   $210,402,252
                         Number of Leases                  21            27            18            15            19            673
                         Rent Per Square Foot     $     25.53   $     21.44   $     32.99   $     30.85        $15.51   $      23.54

WEST REGION TOTALS       Square Feet(1)               981,178       281,007       309,239       216,330       182,766      8,383,295
                         % Square Feet(2)               11.2%          3.2%          3.5%          2.5%          2.1%          95.3%
                         Annualized Rent(3)       $14,345,575   $ 5,523,336   $ 6,441,399   $ 6,163,374   $ 2,335,969   $154,376,329
                         Number of Leases                  21            12             9             7             9          1,069
                         Rent Per Square Foot     $     14.62   $     19.66   $     20.83   $     28.49   $     12.78   $      18.41

SOUTHEAST REGION TOTALS  Square Feet(1)               347,833       418,831       595,444        23,488     1,070,353      8,363,217
                         % Square Feet(2)                4.0%          4.8%          6.9%          0.3%         12.4%          96.5%
                         Annualized Rent(3)       $ 5,170,466   $ 5,837,916   $14,169,239   $   543,826   $20,686,841   $156,775,866
                         Number of Leases                  17             9             8             3             9            712
                         Rent Per Square Foot     $     14.86   $     13.94   $     23.80   $     23.15   $     19.33   $      18.75

SOUTHWEST REGION TOTALS  Square Feet(1)               520,933        72,924       446,126       171,843       171,729      6,564,944
                         % Square Feet(2)                7.3%          1.0%          6.3%          2.4%          2.4%          92.2%
                         Annualized Rent(3)       $ 9,226,058   $ 1,324,953   $ 7,264,419   $ 3,017,761   $   699,402   $108,416,439
                         Number of Leases                  18             4             7             2             2            675
                         Rent Per Square Foot     $     17.71   $     18.17   $     16.28   $     17.56   $      4.07   $      16.51

               LEASE EXPIRATION BY REGION AS OF DECEMBER 31, 1997


                                                 1998           1999           2000           2001           2002           2003
                                             ------------   ------------   ------------   ------------   ------------   ------------

PORTFOLIO TOTALS    Square Feet(1)              5,454,926      6,469,737      8,334,900      8,776,865      7,494,931      4,573,593
                    % Square Feet(2)                 8.4%           9.9%          12.8%          13.4%          11.5%           7.0%
                    Annualized Rent(3)       $115,030,835   $135,367,809   $179,723,239   $192,001,433   $173,159,684   $108,953,988
                    Number of Leases                1,208            947            973            825            720            304
                    Rent Per Square Foot     $      21.09   $      20.92   $      21.56   $      21.88   $      23.10   $      23.82


                                                                                                        2008 AND
                                                   2004          2005          2006          2007         BEYOND          TOTALS
                                               -----------   -----------   -----------   -----------   ------------   --------------

PORTFOLIO TOTALS    Square Feet(1)               4,300,621     3,504,232     3,431,612     2,631,959      6,388,723       61,362,099
                    % Square Feet(2)                  6.6%          5.4%          5.3%          4.0%           9.8%            94.0%
                    Annualized Rent(3)         $86,422,383   $75,006,652   $76,988,287   $66,403,077   $134,511,346   $1,343,568,733
                    Number of Leases                   221           149           134            87            108            5,676
                    Rent Per Square Foot       $     20.10   $     21.40   $     22.44   $     25.23   $      21.05   $        21.90


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

        SCHEDULES

            Schedule III -- Real Estate and Accumulated Depreciation

            All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.


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

Schedule III - Real Estate and Accumulated Depreciation as of
December 31, 1997 (14)




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
   Description                                Location              Encumbrances         Land       Improvements  Land  Improvements
   ---------------------------------------------------------------------------------------------------------------------------------

   Office Properties:
 1 60 Spear Street Building              (3)  San Francisco, CA     $         0      $ 2,125,200    $ 19,126,500   $0   $        0
 2 San Felipe Plaza                      (3)  Houston, TX            53,087,500       13,471,300     117,984,100    0    2,131,400
 3 Summit Office Park                    (3)  Ft. Worth, TX                   0        1,421,000      12,789,700    0      311,400
 4 5100 Brookline                        (3)  Oklahoma City, OK               0          570,700       4,236,500    0      120,100
 5 Tampa Commons                         (3)  Tampa, FL                       0        2,783,900      25,054,600    0       19,200
 6 Intercontinental Center               (3)  Houston, TX                     0        1,750,700      14,406,300    0       43,500
 7 First Union Center                    (3)  Ft. Lauderdale, FL              0        3,954,000      35,585,900    0       74,400
 8 Four Forest                           (3)  Dallas, TX                      0        4,767,900      42,911,400    0      590,100
 9 Dominion Tower                        (3)  Norfolk, VA                     0        4,643,700      41,091,200    0      238,800
10 Northborough Tower                    (3)  Houston, TX                     0        1,704,000      12,185,800    0      292,300
11 500 Marquette Building                (3)  Albuquerque, NM                 0        2,219,900      19,978,500    0      370,200
12 Atrium Towers                         (3)  Oklahoma City, OK               0          749,000       6,741,600    0      374,300
13 One Clearlake Centre                  (3)  W. Palm Beach, FL               0        4,585,700      18,771,300    0      562,000
14 Community Corporate  Center           (3)  Columbus, OH           16,719,900        3,018,900      27,169,800    0      200,900
15 Sarasota City Center                  (3)  Sarasota, FL                    0        2,239,600      20,156,700    0       72,500
16 Denver Corporate Center
    II and III                           (3)  Denver, CO                      0        6,059,400      36,534,300    0      603,300
17 University Tower                      (3)  Durham, NC                      0        2,085,100      18,766,200    0      146,800
18 Shelton Pointe                        (3)  Shelton, CT                     0        1,513,900      13,625,200    0      245,700
19 San Jacinto Center                    (3)  Austin, TX                      0        5,074,500      45,670,600    0      877,900
20 1111 19th Street                      (3)  Washington D.C.                 0        5,024,000      45,216,000    0      154,700
21 Bank One Center/Tower                 (3)  Indianapolis, IN                0       14,608,200     131,473,600    0    1,206,700
22 North Central Plaza Three             (3)  Dallas, TX                      0        3,632,100      32,689,300    0      273,700
23 The Quadrant                          (3)  Englewood, CO                   0        4,357,200      39,215,300    0      634,100
24 Canterbury Green                     (3)(4)Stamford, CT           19,034,200                0      41,987,100    0      370,500
25 Three Stamford Plaza                  (3)  Stamford, CT           16,562,800        3,956,600      35,609,700    0      163,100
26 Union Square                          (3)  San Antonio, TX                 0        2,368,500      14,236,000    0      289,100
27 One North Franklin                    (3)  Chicago, IL                     0        9,830,500      88,474,400    0      378,800
28 1620 L Street                         (3)  Washington, DC                  0        2,708,200      24,374,100    0      662,500
29 One & Two Stamford Plaza              (3)  Stamford, CT                    0        8,267,700      74,409,300    0      796,400
30 300 Atlantic Street                   (3)  Stamford, CT                    0        4,632,300      41,690,900    0      522,000
31 Sterling Plaza                        (3)  Dallas, TX                      0        3,810,600      34,295,500    0      367,800
32 1700 Higgins                          (3)  Des Plaines, IL         3,379,700 (5)    1,323,100      11,907,900    0       29,400
33 Franklin Plaza                        (3)  Austin, TX             34,087,800 (5)    6,502,400      58,521,300    0    1,269,800
34 Northwest Center                      (3)  San Antonio, TX         6,465,100 (5)    1,947,900      17,531,900    0      132,600
35 One Columbus Building                 (3)  Columbus, OH           29,386,100 (5)    4,956,300      44,606,300    0      316,200
36 One Crosswoods Center                 (3)  Columbus, OH            3,449,200 (5)    1,058,900       9,529,700    0      188,100
37 One Lakeway                           (3)  Metairie, LA            9,697,600 (5)    2,803,900      25,235,400    0      327,000
38 Three Lakeway                         (3)  Metairie, LA           17,018,700 (5)    4,695,000      43,517,200    0    1,097,300
39 Two Lakeway                           (3)  Metairie, LA           14,692,600 (5)    4,643,500      41,791,800    0      523,700
40 Westshore Center                      (3)  Tampa, FL               7,052,600 (5)    1,978,800      17,808,700    0      150,300
41 NationsBank Plaza                     (3)  Nashville, TN                   0        3,049,200      27,443,100    0      229,900
42 The Plaza at La Jolla Village         (3)  San Diego, CA          57,943,100       11,839,400      98,247,900    0      351,200
43 Interco Corporate Tower               (3)  Clayton, MO            22,038,100        4,688,400      42,195,200    0      338,100
44 9400 NCX                              (3)  Dallas, TX                      0        3,570,000      32,129,700    0    1,895,200
45 Four Stamford Plaza                   (3)  Stamford, CT           15,825,200        4,470,900      40,237,900    0       94,300
46 1920 Main Plaza                       (3)  Irvine, CA                      0        5,480,700      47,525,800    0      690,100
47 Paces West                            (3)  Atlanta, GA                     0       12,833,700      75,024,500    0    1,425,000
48 One Market                            (3)  San Francisco, CA     151,265,200       34,814,400     313,329,700    0   18,864,800
49 2010 Main Plaza                       (3)  Irvine, CA                      0        5,197,100      46,773,700    0      259,700







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
         Description                        Land       Improvements     Total (1)    Depreciation Constructed  Acquired  Lives (2)
         ---------------------------------------------------------------------------------------------------------------------------

         Office Properties:

       1 60 Spear Street Building        $ 2,125,200  $ 19,126,500   $ 21,251,700    $  (218,700)    1967       9/29/87     40
       2 San Felipe Plaza                 13,471,300   120,115,500    133,586,800     (1,487,800)    1984       9/29/87     40
       3 Summit Office Park                1,421,000    13,101,100     14,522,100       (163,300)    1974       3/01/89     40
       4 5100 Brookline                      570,700     4,356,600      4,927,300        (53,100)    1974       3/01/89     40
       5 Tampa Commons                     2,783,900    25,073,800     27,857,700       (286,400)    1985       4/25/89     40
       6 Intercontinental Center           1,750,700    14,449,800     16,200,500       (165,500)    1983       6/28/89     40
       7 First Union Center                3,954,000    35,660,300     39,614,300       (407,900)    1991       6/28/89     40
       8 Four Forest                       4,767,900    43,501,500     48,269,400       (523,900)    1985       6/29/89     40
       9 Dominion Tower                    4,643,700    41,330,000     45,973,700       (482,100)    1987       7/25/89     40
      10 Northborough Tower                1,704,000    12,478,100     14,182,100       (149,600)    1983       8/03/89     40
      11 500 Marquette Building            2,219,900    20,348,700     22,568,600       (255,000)    1985       8/15/89     40
      12 Atrium Towers                       749,000     7,115,900      7,864,900        (94,600)    1980      12/15/89     40
      13 One Clearlake Centre              4,585,700    19,333,300     23,919,000       (239,900)    1987      12/29/89     40
      14 Community Corporate  Center       3,018,900    27,370,700     30,389,600       (327,100)    1987       6/14/90     40
      15 Sarasota City Center              2,239,600    20,229,200     22,468,800       (236,800)    1989       9/28/90     40
      16 Denver Corporate Center
          II and III                       6,059,400    37,137,600     43,197,000       (427,200)  1981-82     12/20/90     40
      17 University Tower                  2,085,100    18,913,000     20,998,100       (226,100)    1987      10/16/91     40
      18 Shelton Pointe                    1,513,900    13,870,900     15,384,800       (160,300)    1985      11/26/91     40
      19 San Jacinto Center                5,074,500    46,548,500     51,623,000       (555,400)    1987      12/13/91     40
      20 1111 19th Street                  5,024,000    45,370,700     50,394,700       (527,900)    1979      12/18/91     40
      21 Bank One Center/Tower            14,608,200   132,680,300    147,288,500     (1,543,200)    1990       3/24/92     40
      22 North Central Plaza Three         3,632,100    32,963,000     36,595,100       (472,100)    1986       4/21/92     40
      23 The Quadrant                      4,357,200    39,849,400     44,206,600       (464,200)    1985      12/01/92     40
      24 Canterbury Green                          0    42,357,600     42,357,600       (482,800)    1987      12/15/92     40
      25 Three Stamford Plaza              3,956,600    35,772,800     39,729,400       (419,800)    1980      12/15/92     40
      26 Union Square                      2,368,500    14,525,100     16,893,600       (179,100)    1986      12/23/92     40
      27 One North Franklin                9,830,500    88,853,200     98,683,700     (1,026,800)    1991      12/31/92     40
      28 1620 L Street                     2,708,200    25,036,600     27,744,800       (329,400)    1989       2/05/93     40
      29 One & Two Stamford Plaza          8,267,700    75,205,700     83,473,400       (899,100)    1986       3/30/93     40
      30 300 Atlantic Street               4,632,300    42,212,900     46,845,200       (501,200)    1987       3/30/93     40
      31 Sterling Plaza                    3,810,600    34,663,300     38,473,900       (409,100)    1984       6/25/93     40
      32 1700 Higgins                      1,323,100    11,937,300     13,260,400       (138,900)    1986      11/12/93     40
      33 Franklin Plaza                    6,502,400    59,791,100     66,293,500       (741,000)    1987      11/12/93     40
      34 Northwest Center                  1,947,900    17,664,500     19,612,400       (206,300)    1984      11/12/93     40
      35 One Columbus Building             4,956,300    44,922,500     49,878,800       (515,000)    1987      11/12/93     40
      36 One Crosswoods Center             1,058,900     9,717,800     10,776,700       (119,100)    1984      11/12/93     40
      37 One Lakeway                       2,803,900    25,562,400     28,366,300       (305,400)    1981      11/12/93     40
      38 Three Lakeway                     4,695,000    44,614,500     49,309,500       (557,500)    1987      11/12/93     40
      39 Two Lakeway                       4,643,500    42,315,500     46,959,000       (505,200)    1984      11/12/93     40
      40 Westshore Center                  1,978,800    17,959,000     19,937,800       (217,200)    1984      11/12/93     40
      41 NationsBank Plaza                 3,049,200    27,673,000     30,722,200       (317,800)    1977      12/01/93     40
      42 The Plaza at La Jolla Village    11,839,400    98,599,100    110,438,500     (1,134,200) 1987-1990     3/10/94     40
      43 Interco Corporate Tower           4,688,400    42,533,300     47,221,700       (486,200)    1986       5/27/94     40
      44 9400 NCX                          3,570,000    34,024,900     37,594,900       (454,700)    1981       6/24/94     40
      45 Four Stamford Plaza               4,470,900    40,332,200     44,803,100       (460,400)    1979       8/31/94     40
      46 1920 Main Plaza                   5,480,700    48,215,900     53,696,600       (654,600)    1988       9/29/94     40
      47 Paces West                       12,833,700    76,449,500     89,283,200       (948,800)    1987      10/31/94     40
      48 One Market                       34,814,400   332,194,500    367,008,900     (4,391,600)    1976      11/22/94     40
      49 2010 Main Plaza                   5,197,100    47,033,400     52,230,500       (559,400)    1988      12/13/94     40



                                                                                                                      Costs
                                                                                      Initial Cost to         Capitalized Subsequent
                                                                                         Company                  To Acquisition
         ---------------------------------------------------------------------------------------------------------------------------
                                                              December 31, 1997                   Buildings and        Buildings and
         Description                        Location            Encumbrances         Land          Improvements Land    Improvements
         ---------------------------------------------------------------------------------------------------------------------------
      50 1100 Executive Tower          (3)  Orange, CA                     0         10,112,000      41,600,900   0         377,500
      51 28 State Street              (3)(6)Boston, MA                     0          9,512,600      85,613,100   0      27,919,400
      52 850 Third Avenue              (3)  New York, NY                   0          9,605,900      86,453,200   0       2,243,100
      53 161 North Clark               (3)  Chicago, IL          111,883,100         15,881,700     142,936,100   0      11,149,300
      54 Wachovia Center               (3)  Charlotte, NC         26,307,200          5,061,000      45,548,900   0         481,600
      55 Central Park                  (3)  Atlanta, GA           55,033,500          9,162,600      82,463,100   0         556,000
      56 One American Center           (3)  Austin, TX                     0                  0      70,811,500   0         552,200
      57 Pasadena Towers               (3)  Pasadena, CA          47,474,100          7,087,500      63,787,500   0       1,383,200
      58 580 California                (3)  San Francisco, CA     29,884,400          7,489,000      67,401,300   0       1,741,600
      59 1601 Market Street            (3)  Philadelphia, PA               0          5,780,800      52,027,500   0         760,500
      60 Promenade II                  (3)  Atlanta, GA           95,906,900         14,850,000     133,650,200   0       3,482,500
      61 Two California Plaza          (3)  Los Angeles, CA                0                  0     156,197,000   0      14,041,300
      62 BP Tower                      (3)  Cleveland, OH         84,587,300         16,450,700     148,056,200   0         312,300
      63 Sun Trust Center              (3)  Orlando, FL                    0         11,023,600      99,212,300   0       1,065,600
      64 Reston Town Center            (3)  Reston, VA            91,361,300         23,425,200     154,576,300   0         428,000
      65 49 East Thomas Road           (3)  Phoenix, AZ                    0             65,300         587,800   0               0
      66 Colonnade I                   (3)  San Antonio, TX                0          1,413,700      12,722,800   0         360,900
      67 One Phoenix Plaza             (3)  Phoenix, AZ                    0          6,191,900      55,726,900   0               0
      68 177 Broad Street             (3)(7)Stamford, CT                   0          3,941,200      35,470,900   0         375,200
      69 Preston Commons               (3)  Dallas, TX                     0          5,737,200      51,589,100   0         956,100
      70 Oakbrook Terrace Tower        (3)  Oakbrook Terrace, IL           0         11,950,100     107,550,900   0         392,200
      71 One Maritime Plaza            (3)  San Francisco, CA              0         11,532,700     103,793,800   0       1,682,200
      72 Smith Barney Tower            (3)  San Diego, CA                  0          2,657,700      23,919,400   0       1,179,100
      73 201 Mission Street            (3)  San Francisco, CA              0          8,870,800      79,836,600   0         258,000
      74 30 N. LaSalle Street          (3)  Chicago, IL                    0         12,489,000     112,400,700   0         569,600
      75 LL&E Tower                         New Orleans, LA       37,500,000  (8)     6,185,800      55,672,200   0         127,300
      76 Texaco Center                      New Orleans, LA       42,500,000  (8)     6,686,300      60,177,000   0         393,000
      77 Prudential Portfolio          (9)  Various                        0         28,456,300     256,106,600   0       5,343,900
      78 550 South Hope Street              Los Angeles, CA                0         10,017,500      90,157,600   0               0
      79 10 & 30 South Wacker               Chicago, IL                    0         48,502,500     436,522,400   0          54,100
      80 Four Falls Corporate Center        Conshohocken, PA               0          4,929,500      44,365,700   0         132,000
      81 Four and Five Valley Square        Blue Bell, PA                  0            864,500       7,781,200   0          15,000
      82 Oak Hill Plaza                     King of Prussia, PA            0          2,205,200      19,847,100   0           2,800
      83 One Devon Square                   Wayne, PA                      0          1,023,500       9,211,000   0           1,200
      84 Three Devon Square                 Wayne, PA                      0            411,400       3,702,800   0               0
      85 Two Devon Square                   Wayne, PA                      0            658,500       5,926,800   0         104,700
      86 Two Valley Square                  Blue Bell, PA                  0            878,000       7,901,400   0           1,200
      87 Walnut Hill Plaza                  King of Prussia, PA   14,713,700          2,046,300      18,416,800   0           2,600
      88 One Lafayette Centre               Washington, D.C.               0          8,257,000      74,312,800   0           1,400
      89 One Valley Square                  Blue Bell, PA                  0            717,600       6,457,600   0           1,200
      90 Three Valley Square                Blue Bell, PA                  0          1,012,400       9,111,600   0           1,400
      91 1600 Duke Street                   Alexandria, VA                 0          1,105,300       9,948,500   0               0
      92 Fair Oaks Plaza                    Fairfax, VA                    0          2,411,600      21,704,200   0               0
      93 Lakeside Square                    Dallas, TX                     0          8,261,000      47,349,300   0         587,900
      94 LaSalle Plaza                      Minneapolis, MN                0          9,679,000      87,111,400   0          32,300
      95 1001 Fifth Avenue                  Portland, OR          20,691,500  (10)    5,381,200      48,615,200   0             700
      96 1111 Third Avenue                  Seattle, WA           30,830,400  (10)    9,895,500      89,530,100   0         305,700
      97 Calais Office Center               Anchorage, AK          8,587,000  (10)            0      16,625,800   0         444,300
      98 First Interstate                   Seattle, WA           83,800,700  (10)   21,352,000     193,449,600   0          20,400
      99 Nordstrom Medical Tower            Seattle, WA           10,035,400  (10)    1,762,500      16,016,400   0             300
     100 One Bellevue Center                Bellevue, WA          23,691,800  (10)            0      56,199,700   0         392,900
     101 Rainer Plaza                       Bellevue, WA          29,795,800  (10)            0      79,896,000   0           3,200
     102 Second and Seneca                  Seattle, WA           40,865,800  (10)   10,917,900      98,885,800   0         111,800
     103 101 N. Wacker                      Chicago, IL                    0         10,067,600      90,608,800   0               0
     104 10880 Wilshire Boulevard           Los Angeles, CA                0                  0     149,841,200   0               0
     105 10960 Wilshire Boulevard           Los Angeles, CA                0         16,841,300     151,573,900   0               0
     106 1300 N. 17th Street                Rosslyn, VA                    0          9,810,600      88,295,900   0               0




                                         Gross Amount Carried
                                             at Close of
                                           Period 12/31/97
------------------------------------------------------------------------------------------------------------------------------------
                                                  Buildings and                    Accumulated      Date       Date    Depreciable
                                       Land       Improvements       Total (1)    Depreciation  Constructed  Acquired   Lives (2)
------------------------------------------------------------------------------------------------------------------------------------

 50 1100 Executive Tower            10,112,000       41,978,400     52,090,400       (503,200)      1987      12/15/94     40
 51 28 State Street                  9,512,600      113,532,500    123,045,100       (387,300)      1968       1/23/95     40
 52 850 Third Avenue                 9,605,900       88,696,300     98,302,200     (1,075,900)      1960       3/20/95     40
 53 161 North Clark                 15,881,700      154,085,400    169,967,100     (1,864,800)      1992       7/26/95    40
 54 Wachovia Center                  5,061,000       46,030,500     51,091,500       (524,900)      1972       9/01/95    40
 55 Central Park                     9,162,600       83,019,100     92,181,700       (975,500)      1986      10/17/95    40
 56 One American Center                      0       71,363,700     71,363,700       (815,200)      1984      11/01/95    40
 57 Pasadena Towers                  7,087,500       65,170,700     72,258,200       (768,000)   1990-1991    12/14/95    40
 58 580 California                   7,489,000       69,142,900     76,631,900       (888,700)      1984      12/21/95    40
 59 1601 Market Street               5,780,800       52,788,000     58,568,800       (661,700)      1970       1/18/96    40
 60 Promenade II                    14,850,000      137,132,700    151,982,700     (1,632,200)      1990       6/14/96    40
 61 Two California Plaza                     0      170,238,300    170,238,300     (2,954,000)      1992       8/23/96    40
 62 BP Tower                        16,450,700      148,368,500    164,819,200     (1,702,200)      1985       9/04/96    40
 63 Sun Trust Center                11,023,600      100,277,900    111,301,500     (1,172,300)      1988       9/18/96    40
 64 Reston Town Center              23,425,200      155,004,300    178,429,500     (1,779,500)      1990      10/22/96    40
 65 49 East Thomas Road                 65,300          587,800        653,100         (6,600)      1974      12/11/96    40
 66 Colonnade I                      1,413,700       13,083,700     14,497,400       (170,200)      1983      12/04/96    40
 67 One Phoenix Plaza                6,191,900       55,726,900     61,918,800       (636,400)      1989      12/04/96    40
 68 177 Broad Street                 3,941,200       35,846,100     39,787,300       (413,900)      1989       1/29/97    40
 69 Preston Commons                  5,737,200       52,545,200     58,282,400       (631,400)      1986       3/21/97    40
 70 Oakbrook Terrace Tower          11,950,100      107,943,100    119,893,200     (1,237,600)      1988       4/16/97    40
 71 One Maritime Plaza              11,532,700      105,476,000    117,008,700     (1,209,000)      1967       4/21/97    40
 72 Smith Barney Tower               2,657,700       25,098,500     27,756,200       (379,000)      1987       4/28/97    40
 73 201 Mission Street               8,870,800       80,094,600     88,965,400       (915,000)      1981       4/30/97    40
 74 30 N. LaSalle Street            12,489,000      112,970,300    125,459,300     (1,293,600)      1974       6/13/97    40
 75 LL&E Tower                       6,185,800       55,799,500     61,985,300       (411,300)      1987        9/3/97    40
 76 Texaco Center                    6,686,300       60,570,000     67,256,300       (454,100)      1984        9/3/97    40
 77 Prudential Portfolio            28,456,300      261,450,500    289,906,800     (1,443,400)     Various     10/1/97    40
 78 550 South Hope Street           10,017,500       90,157,600    100,175,100       (469,400)      1991       10/6/97    40
 79 10 & 30 South Wacker            48,502,500      436,576,500    485,079,000     (2,277,300)      1983       10/7/97    40
 80 Four Falls Corporate Center      4,929,500       44,497,700     49,427,200       (238,900)      1988       10/7/97    40
 81 Four and Five Valley Square        864,500        7,796,200      8,660,700        (40,500)      1988       10/7/97    40
 82 Oak Hill Plaza                   2,205,200       19,849,900     22,055,100       (103,300)      1982       10/7/97    40
 83 One Devon Square                 1,023,500        9,212,200     10,235,700        (47,900)      1984       10/7/97    40
 84 Three Devon Square                 411,400        3,702,800      4,114,200        (19,300)      1985       10/7/97    40
 85 Two Devon Square                   658,500        6,031,500      6,690,000        (34,500)      1985       10/7/97    40
 86 Two Valley Square                  878,000        7,902,600      8,780,600        (41,100)      1990       10/7/97    40
 87 Walnut Hill Plaza                2,046,300       18,419,400     20,465,700        (95,900)      1985       10/7/97    40
 88 One Lafayette Centre             8,257,000       74,314,200     82,571,200       (386,900)      1980      10/17/97    40
 89 One Valley Square                  717,600        6,458,800      7,176,400        (20,200)      1982      11/21/97    40
 90 Three Valley Square              1,012,400        9,113,000     10,125,400        (28,500)      1984      11/21/97    40
 91 1600 Duke Street                 1,105,300        9,948,500     11,053,800        (31,000)      1985      11/24/97    40
 92 Fair Oaks Plaza                  2,411,600       21,704,200     24,115,800        (67,700)      1986      11/24/97    40
 93 Lakeside Square                  8,261,000       47,937,200     56,198,200       (149,800)      1987      11/24/97    40
 94 LaSalle Plaza                    9,679,000       87,143,700     96,822,700       (275,200)      1991      11/25/97    40
 95 1001 Fifth Avenue                5,381,200       48,615,900     53,997,100        (49,900)      1980      12/17/97    40
 96 1111 Third Avenue                9,895,500       89,835,800     99,731,300       (103,700)      1980      12/17/97    40
 97 Calais Office Center                     0       17,070,100     17,070,100        (18,900)      1975      12/17/97    40
 98 First Interstate                21,352,000      193,470,000    214,822,000       (198,600)      1983      12/17/97    40
 99 Nordstrom Medical Tower          1,762,500       16,016,700     17,779,200        (16,300)      1986      12/17/97    40
100 One Bellevue Center                      0       56,592,600     56,592,600        (60,900)      1983      12/17/97    40
101 Rainer Plaza                             0       79,899,200     79,899,200        (82,100)      1986      12/17/97    40
102 Second and Seneca               10,917,900       98,997,600    109,915,500       (101,600)      1991      12/17/97    40
103 101 N. Wacker                   10,067,600       90,608,800    100,676,400        (94,400)      1980      12/19/97    40
104 10880 Wilshire Boulevard                 0      149,841,200    149,841,200       (156,100)      1970      12/19/97    40
105 10960 Wilshire Boulevard        16,841,300      151,573,900    168,415,200       (157,900)      1971      12/19/97    40
106 1300 N. 17th Street              9,810,600       88,295,900     98,106,500        (92,000)      1980      12/19/97    40


         Schedule III - Real Estate and Accumulated Depreciation as of
                               December 31, 1997 (14)



                                                                                                                         Costs
                                                                                            Initial Cost to   Capitalized Subsequent
                                                                                               Company             To Acquisition
         --------------------------------------------------------------------------------------------------------------------------
                                                                December 31, 1997                 Buildings and        Buildings and
         Description                        Location               Encumbrances         Land      Improvements   Land   Improvements
         ---------------------------------------------------------------------------------------------------------------------------
     107 1333 H Street                      Washington D.C.                  0        6,715,400      60,438,200    0              0
     108 150 California               (11)  San Francisco, CA                0       12,566,800               0    0              0
     109 150 Federal Street                 Boston, MA              56,270,200       14,131,300     127,182,200    0              0
     110 1616 N. Fort Myer Drive            Rosslyn, VA                      0        6,960,700      62,646,400    0              0
     111 175 Federal Street                 Boston, MA              12,729,300        4,893,900      44,045,200    0              0
     112 175 Wyman Street             (11)  Walthan, MA                      0       24,000,000               0    0              0
     113 2 Oliver Street-147 Milk
         Street                             Boston, MA                       0        5,017,400      45,157,000    0              0
     114 200 West Adams                     Chicago, IL                      0       11,723,300     105,509,500    0              0
     115 225 Franklin Street                Boston, MA                       0       34,607,900     311,470,600    0              0
     116 AT&T Plaza                         Oak Brook, IL                    0        4,834,200      43,507,900    0              0
     117 Center Plaza                       Boston, MA              59,898,000       18,942,300     170,480,400    0              0
     118 Center Pointe III            (11)  Fairfax, VA                      0        9,600,000               0    0              0
     119 Centerpointe I and II              Fairfax, VA             30,146,000        8,837,800      79,540,200    0              0
     120 Civic Opera House                  Chicago, IL             31,785,400       12,771,400     114,941,900    0              0
     121 Crosby Corporate Center            Bedford, MA                      0        5,957,800      53,620,400    0              0
     122 Crosby Corporate Center II   (11)  Bedford, MA                      0        9,384,600               0    0     22,447,300
     123 EJ Randolph                        McLean, VA              16,057,000        3,936,500      35,429,100    0              0
     124 EJ Randolph II               (11)  McLean, Va                       0        3,324,000               0    0              0
     125 John Marshall I and II             McLean, VA              21,182,900        5,216,400      46,947,600    0              0
     126 John Marshall III            (11)  McLean, VA                       0        8,700,000               0    0              0
     127 Lake Marriot Business Park         Santa Clara, CA                  0        6,952,100      62,568,900    0              0
     128 Lakeside Office Park               Atlanta, GA                      0        4,792,500      43,132,300    0              0
     129 Media Center                 (11)  Burbank, CA                      0       20,000,000               0    0              0
     130 New England Executive Park         Burlington, MA                   0       13,106,000     117,953,900    0              0
     131 Northridge I                       Herndon, VA             14,558,000        3,224,900      29,024,400    0              0
     132 One Canal Park                     Cambridge, MA                    0        2,006,000      18,054,000    0              0
     133 Perimeter Center                   Atlanta, GA            217,871,000       68,306,100     429,131,900    0              0
     134 Presidents Plaza                   Chicago, IL                      0       13,435,500     120,919,200    0              0
     135 Riverside Center             (11)  Newton, MA                       0       30,000,000               0    0              0
     136 Riverview I and II                 Cambridge, MA                    0        5,937,600      53,438,100    0              0
     137 Russia Wharf                       Boston, MA                       0        5,918,200      53,263,400    0              0
     138 Shoreline Technology Park          Mountain View, CA                0       30,194,800     178,471,200    0              0
     139 South Station                      Boston, MA                       0                0      31,073,800    0              0
     140 Sunnyvale Business Center          Sunnyvale, CA                    0        4,890,000      44,010,000    0              0
     141 Ten Canal Park                     Cambridge, MA                    0        2,383,100      21,447,900    0              0
     142 Tri-State International            Lincolnshire, IL                 0       10,925,300      98,327,300    0              0
     143 Wellesley Office Park              Wellesley, MA           55,256,000       16,492,700     148,434,200    0              0
     144 Westbrook Corporate Center         Westchester, IL        111,497,800       24,896,800     224,071,100    0              0
     145 Westwood Business Center           Wellesley, MA                    0        2,719,600      24,476,300    0              0
                                                                --------------   --------------  --------------   ---- ------------
         Subtotal Office Properties                             $1,990,406,900   $1,162,720,800  $9,493,786,000   $0   $144,072,900
                                                                --------------   --------------  --------------   ---- ------------


         Parking Facilities:

     1   North Loop Transportation
          Center                        (3) Chicago, IL            $32,864,000(12)   $3,784,600     $34,061,500   $0       $450,000
     2   Theatre District Garage        (3) Chicago, IL                      0        3,372,300      30,350,700    0         56,800
     3   Capitol Commons Garage      (3)(5) Indianapolis, IN         4,400,700                0      14,449,700    0          9,100
     4   Boston Harbor Garage           (3) Boston, MA              35,345,500        6,087,000      54,783,300    0        277,700
     5   Milwaukee Center               (3) Milwaukee, WI                    0                0       7,798,500    0        219,900
     6   1111 Sansom Street Garage      (3) Philadelphia, PA                 0        1,476,500               0    0          6,800
     7   15th & Sansom Streets Garage   (3) Philadelphia, PA                 0          726,400       6,537,600    0         11,300
     8   1602-34 Chancellor Garage      (3) Philadelphia, PA                 0          735,900       6,622,700    0          9,200
     9   1616 Sansom Street Garage      (3) Philadelphia, PA                 0          432,900       3,896,200    0              0
     10  Juniper/Locust Streets Garage  (3) Philadelphia, PA                 0          574,400       5,169,900    0         11,000
     11  Adams-Wabash Garage                Chicago, IL                      0        2,525,000      22,725,300    0         76,200
     12  601 Tchoupitoulas Garage           New Orleans, LA                  0(8)     1,180,000      10,619,800    0              0
     13  Stanwix Garage                     Pittsburgh, PA                   0        1,794,900      16,154,700    0              0




                                              Gross Amount Carried
                                                  at Close of
                                                Period 12/31/97
                                         -------------------------------------------------------------------------------------------
                                                        Buildings and                  Accumulated     Date        Date  Depreciable
                                            Land         Improvements     Total (1)    Depreciation Constructed  Acquired  Lives (2)
                                         -------------------------------------------------------------------------------------------
     107 1333 H Street                     6,715,400       60,438,200      67,153,600       (63,000)    1982      12/19/97   40
     108 150 California                   12,566,800                0      12,566,800             0               12/19/97
     109 150 Federal Street               14,131,300      127,182,200     141,313,500      (132,500)    1988      12/19/97   40
     110 1616 N. Fort Myer Drive           6,960,700       62,646,400      69,607,100       (65,300)    1974      12/19/97   40
     111 175 Federal Street                4,893,900       44,045,200      48,939,100       (45,900)    1977      12/19/97   40
     112 175 Wyman Street                 24,000,000                0      24,000,000             0               12/19/97
     113 2 Oliver Street-147 Milk Street   5,017,400       45,157,000      50,174,400       (47,000)    1988      12/19/97   40
     114 200 West Adams                   11,723,300      105,509,500     117,232,800      (109,900)    1985      12/19/97   40
     115 225 Franklin Street              34,607,900      311,470,600     346,078,500      (324,500)    1966      12/19/97   40
     116 AT&T Plaza                        4,834,200       43,507,900      48,342,100       (45,300)    1984      12/19/97   40
     117 Center Plaza                     18,942,300      170,480,400     189,422,700      (177,600)    1969      12/19/97   40
     118 Center Pointe III                 9,600,000                0       9,600,000             0               12/19/97
     119 Centerpointe I and II             8,837,800       79,540,200      88,378,000       (82,900)  1988/1990   12/19/97   40
     120 Civic Opera House                12,771,400      114,941,900     127,713,300      (119,700)    1929      12/19/97   40
     121 Crosby Corporate Center           5,957,800       53,620,400      59,578,200       (55,900)    1996      12/19/97   40
     122 Crosby Corporate Center II        9,384,600       22,447,300      31,831,900             0               12/19/97
     123 EJ Randolph                       3,936,500       35,429,100      39,365,600       (36,900)    1983      12/19/97   40
     124 EJ Randolph II                    3,324,000                0       3,324,000             0               12/19/97
     125 John Marshall I and II            5,216,400       46,947,600      52,164,000       (48,900)    1981      12/19/97   40
     126 John Marshall III                 8,700,000                0       8,700,000              0              12/19/97
     127 Lake Marriot Business Park        6,952,100       62,568,900      69,521,000       (65,200)    1981      12/19/97   40
     128 Lakeside Office Park              4,792,500       43,132,300      47,924,800       (44,900)    1972      12/19/97   40
     129 Media Center                     20,000,000                0      20,000,000             0               12/19/97
     130 New England Executive Park       13,106,000      117,953,900     131,059,900      (122,900)    1970      12/19/97   40
     131 Northridge I                      3,224,900       29,024,400      32,249,300       (30,200)    1988      12/19/97   40
     132 One Canal Park                    2,006,000       18,054,000      20,060,000       (18,800)    1987      12/19/97   40
     133 Perimeter Center                 68,306,100      429,131,900     497,438,000      (822,800)  1972/1998   12/19/97   40
     134 Presidents Plaza                 13,435,500      120,919,200     134,354,700      (126,000)    1980      12/19/97   40
     135 Riverside Center                 30,000,000                0      30,000,000             0               12/19/97
     136 Riverview I and II                5,937,600       53,438,100      59,375,700       (55,700)    1985      12/19/97   40
     137 Russia Wharf                      5,918,200       53,263,400      59,181,600       (55,500)    1978      12/19/97   40
     138 Shoreline Technology Park        30,194,800      178,471,200     208,666,000      (185,900)    1985      12/19/97   40
     139 South Station                             0       31,073,800      31,073,800       (32,400)    1988      12/19/97   40
     140 Sunnyvale Business Center         4,890,000       44,010,000      48,900,000       (45,800)    1990      12/19/97   40
     141 Ten Canal Park                    2,383,100       21,447,900      23,831,000       (22,300)    1987      12/19/97   40
     142 Tri-State International          10,925,300       98,327,300     109,252,600      (102,400)    1986      12/19/97   40
     143 Wellesley Office Park            16,492,700      148,434,200     164,926,900      (154,600)    1963      12/19/97   40
     144 Westbrook Corporate Center       24,896,800      224,071,100     248,967,900      (233,400)    1985      12/19/97   40
     145 Westwood Business Center          2,719,600       24,476,300      27,195,900       (25,500)    1985      12/19/97   40
                                      --------------  --------------- ---------------  ------------
          Subtotal Office Properties  $1,162,720,800  $ 9,637,858,900 $10,800,579,700  $(62,295,000)
                                      --------------  --------------- ---------------  ------------

         Parking Facilities:


     1   North Loop Transportation
          Center                          $3,784,600      $34,511,500     $38,296,100     $(396,500)    1985        6/9/95   40
     2   Theatre District Garage           3,372,300       30,407,500      33,779,800      (348,200)    1987        6/9/95   40
     3   Capitol Commons Garage                    0       14,458,800      14,458,800      (165,200)    1987       6/29/95   40
     4   Boston Harbor Garage              6,087,000       55,061,000      61,148,000      (635,000)    1972      12/10/96   40
     5   Milwaukee Center                          0        8,018,400       8,018,400       (98,700)    1988      12/18/96   40
     6   1111 Sansom Street Garage         1,476,500            6,800       1,483,300             0      N/A      12/27/96  N/A
     7   15th & Sansom Streets Garage        726,400        6,548,900       7,275,300       (73,400)  1950/1954   12/27/96   40
     8   1602-34 Chancellor Garage           735,900        6,631,900       7,367,800       (73,800)  1945/1955   12/27/96   40
     9   1616 Sansom Street Garage           432,900        3,896,200       4,329,100       (43,200)    1950      12/27/96   40
     10  Juniper/Locust Streets Garage       574,400        5,180,900       5,755,300       (58,300)  1949/1952   12/27/96   40
     11  Adams-Wabash Garage               2,525,000       22,801,500      25,326,500      (212,900)    1990       8/11/97   40
     12  601 Tchoupitoulas Garage          1,180,000       10,619,800      11,799,800       (77,200)    1982        9/3/97   40
     13  Stanwix Garage                    1,794,900       16,154,700      17,949,600       (50,400)    1969      11/25/97   40





                                                                           Initial Cost to           Costs Capitalized Subsequent
                                                                              Company                       To Acquisition
         ---------------------------------------------------------------------------------------------------------------------------
                                                   December 31, 1997                   Buildings and                Buildings and
         Description                   Location      Encumbrances          Land        Improvements      Land        Improvements
         ---------------------------------------------------------------------------------------------------------------------------
                                                   --------------    --------------  --------------  -------------   ------------
         Subtotal Parking Facilities                   72,610,200        22,689,900     213,169,900              0      1,128,000
                                                   --------------    --------------  --------------  -------------   ------------

         Management Business          (13)                      0                 0               0              0      3,446,600
                                                   --------------    --------------  --------------  -------------   ------------

         Investment in Real Estate                 $2,063,017,100    $1,185,410,700  $9,706,955,900   $          -   $148,647,500
                                                   ==============    ==============  ==============  =============   ============



                                       Gross Amount Carried
                                           at Close of
                                         Period 12/31/97
------------------------------------------------------------------------------------------------------------------------------------
                                                Buildings and                     Accumulated      Date        Date      Depreciable
  Description                      Land         Improvements         Total (1)    Depreciation  Constructed    Acquired     Lives(2)
------------------------------------------------------------------------------------------------------------------------------------
                               --------------  --------------    ---------------  ------------
Subtotal Parking Facilities        22,689,900     214,297,900        236,987,800    (2,232,800)
                               --------------  --------------    ---------------  ------------

Management Business                         0       3,446,600          3,446,600      (167,300)
                               --------------  --------------    ---------------  ------------

Investment in Real Estate      $1,185,410,700  $9,855,603,400    $11,041,014,100  $(64,695,100)
                               ==============  ==============    ===============  ============



(1) The aggregate cost for Federal Income Tax purposes as of December 31, 1997 was approximately $7.5 billion.

(2) The life to compute depreciation on building is 40 years. The life to compute depreciation on building improvements is 4-40 years.

(3) The date acquired represents the date these Properties were acquired by Equity Office Predecessors. The acquisition of the Properties, or the interest therein, by the Company from Equity Office Predecessors in connection with the Consolidation on July 11, 1997, was accounted for using the purchase method in accordance with Accounting Principles Board Opinion No. 16. Accordingly, the assets were recorded by the Company at their fair values.

(4) This Property contains 106 residential units.

(5) These loans are subject to cross default and collateralization provisions.

(6) This building underwent a major renovation to re-tenant the entire Property. The building is currently in a lease-up period and is expected to be fully occupied in 1998. During the renovation period, operating costs, real estate taxes, and interest incurred will be capitalized. As of December 31, 1997, approximately $21.4 million of operating costs and interest have been capitalized.

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

(14) Summary of activity of investment in real estate and accumulated depreciation is as follows:


The changes in investment in real estate for the period from July 11, 1997 to December 31, 1997, the period from January 1, 1997 to July 10, 1997, and for the years ended December 31, 1996 and 1995 are as follows:




                                                     For the period        For the period
                                                    July 11, 1997 to      January 1, 1997     December 31,      December 31,
                                                    December 31, 1997     to July 10, 1997        1996              1995
                                                    -----------------     ----------------   ---------------   ----------------
          Balance, beginning of period               $             0       $3,549,707,600    $2,571,851,300    $ 1,931,002,400
          Acquisitions                                10,941,428,100          531,968,000       860,995,000        583,485,200
          Improvements                                    99,586,000           59,511,000       129,485,300         76,985,400
          Properties disposed of                                   0          (67,193,400)       (9,633,600)                 0
          Write down for value impairment                          0                    0                 0        (17,512,000)
          Write-off of fully depreciated
            assets which are no longer
            in service                                             0                    0        (2,990,400)        (2,109,700)
                                                     ---------------       --------------    --------------    ---------------
          Balance, end of period                     $11,041,014,100       $4,073,993,200    $3,549,707,600    $ 2,571,851,300
                                                     ===============       ==============    ==============    ===============





The changes in accumulated depreciation for the period from July 11, 1997 to December 31, 1997, the period from January 1, 1997 to July 10, 1997, and for the years ended December 31, 1996 and 1995 are as follows:




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
