Form 10-Q
period 1998-03-31
EQUITY OFFICE PROPERTIES TRUST
filed 1998-05-13
CIK 1038339

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended MARCH 31, 1998

                                       OR

         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                        Commission File Number:  1-13115

                         EQUITY OFFICE PROPERTIES TRUST
             (Exact name of registrant as specified in its charter)
                MARYLAND                                   36-4151656
  (State or other jurisdiction of                        (I.R.S. Employer
  incorporation or Organization)                         Identification No.)


  TWO NORTH RIVERSIDE PLAZA
  SUITE 2200, CHICAGO ILLINOIS                               60606
  (Address of principal executive offices)                 (Zip Code)

                                  (312)466-3300
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes   X    No
                                                ---      ---

                      APPLICABLE ONLY TO CORPORATE ISSUERS

On May 6, 1998, 252,107,658 of the Registrant's Common Shares of Beneficial Interest were outstanding.

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                         EQUITY OFFICE PROPERTIES TRUST
                          CONSOLIDATED BALANCE SHEETS




                                                                            MARCH 31,
                                                                              1998            DECEMBER 31,
(Dollars in thousands, except per share data)                              (UNAUDITED)            1997
--------------------------------------------------------------------      --------------      ------------
ASSETS:
  Investment in real estate..........................................      $  11,329,911       $ 11,041,014
  Accumulated depreciation...........................................           (129,235)           (64,695)
                                                                           -------------       ------------
                                                                              11,200,676         10,976,319

  Cash and cash equivalents..........................................             11,681            228,853
  Tenant and other receivables (net of allowance for doubtful
   accounts of $476 and $675, respectively)..........................             33,309             32,531
  Deferred rent receivable...........................................             37,169             20,050
  Escrow deposits and restricted cash................................             29,923             25,772
  Investment in unconsolidated joint ventures........................            359,804            387,332
  Deferred financing costs (net of accumulated amortization of
   $3,726 and $1,855, respectively)..................................             48,676              5,090
  Deferred leasing costs (net of accumulated amortization of
   $2,580 and $1,473, respectively) .................................             34,947             26,994
  Prepaid expenses and other assets..................................             47,809             48,731
                                                                           -------------       ------------
       Total Assets..................................................      $  11,803,994       $ 11,751,672
                                                                           =============       ============

LIABILITIES AND SHAREHOLDERS' EQUITY:
  Mortgage debt (including a net premium of $1,431 and $1,157,
   respectively).....................................................         $2,060,105         $2,063,017
  Unsecured notes  (including a net premium of $4,425 and $0,
   respectively).....................................................          1,684,425            180,000
  Lines of credit ...................................................            243,000          2,041,300
  Accounts payable and accrued expenses..............................            190,890            260,401
  Due to affiliates..................................................                174                733
  Dividend/distribution payable......................................             92,057              1,191
  Other liabilities..................................................             93,073             45,055
                                                                           -------------       ------------
       Total Liabilities.............................................          4,363,724          4,591,697
                                                                           -------------       ------------

  Commitments and contingencies (Note 10)............................
  Minority interests:
     Operating Partnership...........................................            718,720            725,206
     Partially owned properties......................................             29,200             29,612
                                                                           -------------       ------------
       Total Minority Interests......................................            747,920            754,818
                                                                           -------------       ------------

Shareholders' Equity:
  Preferred Shares, 100,000,000 authorized:
   8.98% Series A Cumulative Redeemable Preferred Shares,
    liquidation preference $25.00 per share; 8,000,000 issued
    and outstanding..................................................            200,000            200,000
   5.25% Series B Convertible Cumulative Redeemable Preferred
    Shares, liquidation preference $50.00 per share; 6,000,000,
    issued and outstanding...........................................            300,000                  -
  Common Shares, $0.01 par value; 750,000,000 shares authorized,
   250,450,845 and 250,030,403 issued, 249,948,105 and 249,527,663
   outstanding.......................................................              2,499              2,495
  Additional paid in capital.........................................          6,220,213          6,219,511
  Dividends in excess of accumulated earnings........................            (30,362)           (16,849)
                                                                           -------------       ------------
       Total Shareholders' Equity....................................          6,692,350          6,405,157
                                                                           -------------       ------------

       Total Liabilities and Shareholders' Equity....................      $  11,803,994       $ 11,751,672
                                                                           =============       ============

                            See accompanying notes.

     EQUITY OFFICE PROPERTIES TRUST CONSOLIDATED STATEMENT OF OPERATIONS
       AND EQUITY OFFICE PREDECESSORS COMBINED STATEMENT OF OPERATIONS
                                 (UNAUDITED)




                                                                             EQUITY OFFICE            EQUITY OFFICE
                                                                            PROPERTIES TRUST          PREDECESSORS
                                                                             FOR THE THREE            FOR THE THREE
                                                                              MONTHS ENDED             MONTHS ENDED
(Dollars in thousands, except per share data)                                MARCH 31, 1998           MARCH 31, 1997
----------------------------------------------------------------             --------------           --------------
Revenues:
  Rental........................................................                 $289,213                $116,418
  Tenant reimbursements.........................................                   52,989                  19,187
  Parking.......................................................                   21,214                   9,530
  Other.........................................................                    6,177                   3,336
  Fees from noncombined affiliates..............................                    1,157                   1,200
  Interest......................................................                    3,070                   4,896
                                                                             ------------             -----------
       Total revenues...........................................                  373,820                 154,567
                                                                             ------------             -----------

Expenses:
  Interest:
   Expense incurred.............................................                   69,884                  36,355
   Amortization of deferred financing costs.....................                    2,145                     709
  Depreciation..................................................                   64,540                  25,005
  Amortization..................................................                    1,107                   2,367
  Real estate taxes.............................................                   50,034                  16,611
  Insurance.....................................................                    2,243                   1,457
  Repairs and maintenance.......................................                   41,977                  19,440
  Property operating............................................                   43,611                  20,640
  General and administrative....................................                   13,948                   7,073
                                                                             ------------             -----------
       Total expenses...........................................                  289,489                 129,657
                                                                             ------------             -----------

Income before allocation to minority interests,
 income from investment in unconsolidated joint ventures,
 gain on sale of real estate  and extraordinary items...........                   84,331                  24,910
Minority interests:
 Operating Partnership..........................................                   (7,726)                      -
 Partially owned properties.....................................                     (538)                   (529)
Income from investment in unconsolidated joint ventures.........                    3,634                     922
Gain on sale of real estate.....................................                        -                   5,741
                                                                             ------------             -----------
Income before extraordinary items...............................                   79,701                  31,044
Extraordinary items.............................................                   (6,959)                   (275)
                                                                             ------------             -----------
Net income......................................................                   72,742                  30,769
Preferred dividends.............................................                   (6,271)                      -
                                                                             ------------             -----------

Net income available for Common Shares..........................                  $66,471                 $30,769
                                                                             ============             ===========

Net income available per weighted average Common Share
 outstanding - Basic............................................                     $.27
                                                                             ============
Weighted average Common Shares outstanding - Basic..............              249,766,440
                                                                             ============
Net income available per weighted average Common Share
 outstanding - Diluted..........................................                     $.27
                                                                             ============
Weighted average Common Shares outstanding - Diluted............              280,327,761
                                                                             ============

                            See accompanying notes.

        EQUITY OFFICE PROPERTIES TRUST CONSOLIDATED STATEMENT OF CASH FLOWS AND EQUITY OFFICE PREDECESSORS COMBINED STATEMENT OF CASH FLOWS
                                 (UNAUDITED)




                                                                                  EQUITY OFFICE       EQUITY OFFICE
                                                                                 PROPERTIES TRUST     PREDECESSORS
                                                                                  FOR THE THREE       FOR THE THREE
                                                                                   MONTHS ENDED        MONTHS ENDED
(Dollars in thousands)                                                            MARCH 31, 1998      MARCH 31, 1997
----------------------------------------------------------------                  --------------      --------------
OPERATING ACTIVITIES:
  Net income before preferred dividends                                                $72,742             $30,769
  Adjustment to reconcile net income to net cash provided by operating activities:
    Depreciation and amortization.......................................                67,792              28,081
    Amortization of premiums/discounts on unsecured notes and
      terminated interest rate protection agreements....................                   440                   -
    Compensation related to restricted shares issued to employees.......                   474                   -
    (Income) from unconsolidated joint ventures.........................                (3,634)               (922)
    (Gain) on sale of real estate.......................................                     -              (5,741)
    Extraordinary items.................................................                 6,959                 275
    Provision for doubtful accounts.....................................                  (111)                 12
    Allocation to minority interests....................................                 8,264                 529
    Changes in assets and liabilities:
      (Increase) decrease in rents receivable...........................                  (666)                603
      (Increase) in deferred rent receivables...........................               (17,119)             (4,105)
      (Increase) decrease in prepaid expenses and other assets..........                (2,624)              3,812
      (Decrease) in accounts payable and accrued expenses...............               (69,511)            (15,216)
      (Decrease) increase in due to affiliates..........................                  (559)              1,551
      Increase in other liabilities.....................................                48,318               1,439
                                                                                   -----------        ------------
         Net cash provided by operating activities......................               110,765              41,087
                                                                                   -----------        ------------


INVESTING ACTIVITIES:
  Property acquisitions.................................................              (260,850)            (91,884)
  Payments for capital and tenant improvements..........................               (28,048)            (26,378)
  Proceeds from sale of real estate.....................................                     -              13,298
  Distributions from unconsolidated joint ventures......................                31,162               1,103
  Payments of lease acquisition costs...................................                (9,060)             (4,583)
  (Increase) in escrow deposits and restricted cash.....................                (4,151)             (1,062)
                                                                                   -----------        ------------
  Net cash (used for) investing activities..............................              (270,947)           (109,506)
                                                                                   -----------        ------------


FINANCING ACTIVITIES:
  Proceeds from exercise of options.....................................                 4,868                   -
  Dividends/distributions to shareholders and unit holders..............                  (392)                  -
  Payment of preferred dividends........................................                (4,478)                  -
  Net proceeds from sale of Preferred Shares............................               290,250                   -
  Payment of offering costs.............................................                  (117)                  -
  Capital contributions.................................................                     -             101,569
  Capital distributions.................................................                     -             (96,170)
  (Distributions to) minority interest in partially owned properties...                   (950)             (2,263)
  Proceeds from mortgage debt...........................................                     -             132,446
  Proceeds from unsecured notes.........................................             1,504,452                   -
  Proceeds from lines of credit.........................................               333,000                   -
  Principal payments on mortgage debt...................................                (3,186)            (28,364)
  Principal payments on lines of credit.................................            (2,131,300)            (72,500)
  Payments of loan costs................................................               (10,860)               (390)
  Termination of interest rate protection agreements....................               (38,277)                  -
  Prepayment penalties on early extinguishments of debt.................                     -                (208)
                                                                                   -----------        ------------
         Net cash (used for) provided by financing activities...........               (56,990)             34,120
                                                                                   -----------        ------------
 Net (decrease) in cash and cash equivalents............... ............              (217,172)            (34,299)
 Cash and cash equivalents at the beginning of the period.. ............               228,853             410,420
                                                                                   -----------        ------------
 Cash and cash equivalents at the end of the period........ ............               $11,681            $376,121
                                                                                   ===========        ============

SUPPLEMENTAL INFORMATION:
Interest paid during the period, including capitalized
 interest of $3,452 and $1,662, respectively............................               $64,777             $37,273
                                                                                   ===========        ============

                            See accompanying notes.

         EQUITY OFFICE PROPERTIES TRUST AND EQUITY OFFICE PREDECESSORS
            NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
                                  (UNAUDITED)

DEFINITION OF TERMS. Capitalized terms used but not defined herein are as defined in the Company's Annual Report on Form 10-K, as amended by Form 10-K/A, for the year ended December 31, 1997 (the "Form 10-K").

     The consolidated financial statements of the Company and the combined financial statements of Equity Office Predecessors have been prepared pursuant to the Securities and Exchange Commission ("SEC") rules and regulations. The following notes highlight significant changes to the notes to the December 31, 1997 audited consolidated and combined financial statements of Equity Office Properties Trust and Equity Office Predecessors and should be read in conjunction with the financial statements and notes thereto included in the Form 10-K and present interim disclosures as required by the SEC.

NOTE 1 - BUSINESS

     As used herein, "Company" means Equity Office Properties Trust, a Maryland real estate investment trust, together with its subsidiaries including EOP Operating Limited Partnership, a Delaware limited partnership (the "Operating Partnership"), and the predecessors thereof ("Equity Office Predecessors").
The Company was formed on October 9, 1996 to continue and expand the national office property business organized by Mr. Samuel Zell, Chairman of the Board of Trustees of the Company, and to complete the consolidation of the Equity Office Predecessors (the "Consolidation"). The Company completed its initial public offering (the "IPO") on July 11, 1997. The Company is a fully integrated, self-administered and self-managed real estate company engaged in acquiring, owning, managing, leasing and renovating office properties and parking facilities. The Company intends to elect to be taxed as a real estate investment trust ("REIT") for federal income tax purposes and generally will not be subject to federal income tax if it distributes 95% of its taxable income and complies with a number of organizational and operational requirements. As of March 31, 1998, the Company owned or had an interest in 260 office properties (the "Office Properties") containing approximately 66.6 million rentable square feet of office space and owned 17 stand-alone parking facilities containing approximately 16,749 parking spaces (the "Parking Facilities" and, together with the Office Properties, the "Properties"). The Office Properties are located in 78 submarkets in 39 markets in 24 states and the District of Columbia. The Office Properties, by rentable square feet, are located approximately 51% in central business districts ("CBDs") and 49% in suburban markets.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Basis of Presentation. The Company owns all of its assets and conducts substantially all of its business through the Operating Partnership. The Company is the managing general partner of the Operating Partnership. Due to the Company's ability as general partner to control either through ownership or by contract the Operating Partnership and various other subsidiaries, each such entity has been consolidated with the Company for financial reporting purposes. The Consolidation and the Beacon Merger were accounted for as purchases in accordance with Accounting Principles Board Opinion No. 16. Accordingly, the fair value of the consideration given by the Company was used as the valuation basis for the transactions. The assets acquired and liabilities assumed by the Company were recorded at their fair value as of the closing dates of the Consolidation and the Beacon Merger, respectively, and the excess of the purchase price over the related historical basis of the net assets acquired was allocated primarily to investment in real estate.

     The combined financial statements of Equity Office Predecessors prior to the Consolidation included interests in the Properties of the ZML Opportunity Partnerships together with their limited and general partners and the Management Business.

     Use of Estimates. The preparation of the consolidated financial statements of the Company and the combined financial statements of Equity Office Predecessors in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

     Unaudited Interim Statements. The consolidated financial statements of the Company as of and for the three months ended March 31, 1998, and the combined financial statements of Equity Office Predecessors for the three months ended March 31, 1997 and related footnote disclosures are unaudited. In the opinion of management, such financial statements reflect all adjustments necessary for a fair presentation of the results of the interim periods. All such adjustments are of a normal, recurring nature.

     Reclassifications. Certain reclassifications have been made to the previously reported 1997 statements in order to provide comparability with the 1998 statements reported herein. These reclassifications have not changed the 1997 results or owners' equity.

NOTE 3 - INVESTMENT IN REAL ESTATE

     During the three months ended March 31, 1998, the Company acquired the Properties listed below. Each Property was purchased from an unaffiliated party and was funded from the Company's Credit Facilities or working capital.

                                                                          Total
    Date                                               Rentable      Acquisition Cost
  Acquired      Property              Location        Square Feet     (in thousands)
---------------------------------------------------   ------------   ------------------
   1/29/98      BP Garage             Cleveland, OH         -----            $   10,224
   3/18/98      100 Summer Street     Boston, MA        1,037,801               222,695
   3/31/98      The Tower at New
                England Executive
                Park                  Burlington, MA      195,228                27,931
                                                      ------------   ------------------
                                                        1,233,029            $  260,850
                                                      ============   ==================

NOTE 4 - INVESTMENT IN UNCONSOLIDATED JOINT VENTURES

     The following is a summary of the Company's ownership in the unconsolidated joint ventures:


                                                                 Company's Ownership
               Entity                  Property                  as of March 31, 1998
-------------------------------------  ------------------------  ---------------------
EOP - Orange, L.L.C. and EOP -
 Ramlessview Investors, L.L.C. (A)     500 Orange                        100%
Civic Parking, L.L.C. (B)              St. Louis Parking Garage           50%
Wright Runstad Asset Limited
Partnership (C)                        N/A                              28.5%
Crystal Holdings, L.P. (D)             Polk & Taylor                      10%
One Post Office Square Associates (E)  One Post Office                    50%
BeaMetFed, Inc. (F)                    75-101 Federal Street              52%
Rowes Wharf Associates (G)             Rowes Wharf                        50%

(A) The Company owns a mortgage receivable secured by the property and land underlying and adjacent to the property.
(B)  The Company owns a 50% membership interest.
(C) The Company owns a 28.5% non-controlling interest in a property management and development company (see Note 10).
(D) The Company owns a 1% general partner interest and a 9% limited partner interest. The Company has agreed to acquire the remaining 90% limited partnership interest during 1998 (see Note 11).
(E)  The Company is a 50% general partner in the joint venture.

(F) The Company is a shareholder in the corporation (a private REIT) which owns the property.
(G) The Company owns a 50% equity interest in the property and, subject to a subparticipation which the Company expects to redeem for approximately $500,000, 50% of a first mortgage.

These investments are accounted for utilizing the equity method of accounting. Under this method of accounting, the net equity investment of the Company is reflected on the consolidated balance sheets, and the consolidated and combined statements of operations include the Company's share of net income or loss from the unconsolidated joint ventures. As a result of purchase method accounting for the Beacon Merger and the Consolidation, any difference between the carrying amount of these investments on the balance sheet of the Company and the underlying equity in net assets is amortized as an adjustment to income from unconsolidated joint ventures over 40 years.

     Combined summarized financial information of the unconsolidated joint ventures is as follows:


(Dollars in thousands)                                             March  31, 1998          December 31, 1997
-----------------------------------------------------------------  ---------------          -----------------
BALANCE SHEETS
  Real estate, net                                                     $ 521,994                  $ 523,670
  Other assets                                                            76,627                     73,450
                                                                    ------------             --------------
    Total Assets                                                       $ 598,621                  $ 597,120
                                                                    ============             ==============
  Mortgage notes and loans payable                                     $ 405,241                  $ 344,427
  Other liabilities                                                       14,325                     15,271
  Partners' and shareholders' equity                                     179,055                    237,422
                                                                    ------------             --------------
    Total Liabilities and Partners' and Shareholders' Equity           $ 598,621                  $ 597,120
                                                                    ============             ==============
Company's share of equity                                              $ 129,438                  $ 155,522
Excess of cost of investments over the net book value
  of underlying net assets, net of accumulated
  depreciation of $1,444 and $99, respectively                           230,366                    231,810
                                                                    ------------             --------------
Carrying value of investments in unconsolidated joint
  ventures                                                             $ 359,804                  $ 387,332
                                                                    ============             ==============

                                                                   For the three             For the three
                                                                    months ended              months ended
(Dollars in thousands)                                             March  31, 1998           March 31, 1997
-----------------------------------------------------------------  ---------------          -----------------
STATEMENTS OF OPERATIONS
  Revenues                                                             $  28,448                  $   1,247
  Operating expenses                                                       9,150                        115
  Interest expense                                                         3,775                          -
  Depreciation and amortization                                            5,677                        210
                                                                    ------------             --------------
    Net income                                                         $   9,846                  $     922
                                                                    ============             ==============
  Company's share of net income                                        $   3,634                  $     922
                                                                    ============             ==============
  Company's share of depreciation and amortization
    (real estate related)                                              $   3,941                  $     210
                                                                    ============             ==============

NOTE 5 -  MORTGAGE DEBT

     In February 1998, Civic Parking L.L.C. obtained financing of $60.0 million collateralized by its four parking facilities. The Company has a 50% ownership interest in Civic Parking, L.L.C. and, accordingly, received $30.0 million of the financing proceeds. This loan has a 6.85% fixed interest rate and a six year term.

NOTE 6 -  UNSECURED NOTES

     In February 1998, the Company completed the private placement (the "$1.25 Billion Notes Offering") of $1.25 billion of unsecured notes (the "$1.25 Billion Notes"). The $1.25 Billion Notes consist of four tranches with maturities of five to 20 years which were priced at an interest rate spread over the corresponding Treasury rate. The $1.25 Billion Notes were issued at a discount of approximately $2.0 million, which will be amortized over the terms of the respective tranches as an adjustment to interest expense.

     Additionally, in February 1998, the Company privately placed $250 million of 6.376% MandatOry Par Put Remarketed Securities (the "$250 Million MOPPRS Offering") due February 15, 2012, ("MOPPRS") which are subject to mandatory tender on February 15, 2002. The MOPPRS are unsecured obligations of the Company. The MOPPRS were issued at a premium of approximately $6.5 million, which will be amortized over the terms of the MOPPRS as an adjustment to interest expense.

     The proceeds to the Company from the $1.25 Billion Notes Offering and the $250 Million MOPPRS Offering, net of offering costs, were approximately $1.5 billion. The Company terminated $700 million of hedge agreements in connection with the issuance of the $1.25 Billion Notes and the MOPPRS at a cost of approximately $31.3 million which is being amortized as an adjustment to interest expense. As of March 31, 1998, the weighted average interest rate of the $1.25 Billion Notes and the MOPPRS, including the amortization of the offering and transaction costs and the costs incurred in connection with the termination of the hedge agreements, is approximately 6.95%. The net proceeds of these offerings were used to paydown the Credit Facilities.

     A summary of the terms of the $1.25 Billion Notes Offering and $250 Million MOPPRS Offering at March 31, 1998 are as follows:

                              AMOUNT      STATED  EFFECTIVE
        TRANCHE           (IN THOUSANDS)   RATE   RATE (A)
----------------------    --------------  ------  --------
4 Year MOPPRS due 2002          $250,000   6.38%    6.31%
5 Year Notes due 2003            300,000   6.38%    6.75%
7 Year Notes due 2005            400,000   6.63%    7.04%
10 Year Notes due 2008           300,000   6.75%    7.03%
20 Year Notes due 2018           250,000   7.25%    7.56%
                          --------------  ------  --------
  Subtotal                     1,500,000   6.66%    6.95%
                                          ======  ========
  Net premium (net of
    accumulated
    amortization of $27)           4,425
                          --------------
  Total                       $1,504,425
                          ==============

(A) Includes the cost of the terminated interest rate protection agreements and offering and transaction costs.

     On March 5, 1998 the Company filed a registration statement, which was amended on May 1, 1998, relating to a registered offer to exchange the $180 Million Notes, the $1.25 Billion Notes and the $250 Million MOPPRS for registered securities of the Company with terms identical in all material respects to the terms of the existing notes.

NOTE 7 -  SHAREHOLDERS' EQUITY

     In February 1998, the Company completed the private placement (the "Series B Preferred Shares Offering") of 6,000,000 of its 5.25% Series B Convertible Cumulative Redeemable Preferred Shares, $50 liquidation preference per share (the "Series B Preferred Shares"). This offering generated net proceeds of approximately $290.3 million after offering costs of $9.7 million. The net proceeds were used to pay down the Credit Facilities. The Series B Preferred Shares are convertible at any time by the holder into Common Shares at a conversion price of $35.70 per Common Share, equivalent to a conversion ratio of
1.40056 Common Shares for each Series B Preferred Share. The Series B Preferred Shares are non-callable for five years with a mandatory call on February 15, 2008. Each Series B Preferred Share will receive an annual distribution of $2.625 which will be paid quarterly.

     In March 1998, the Company's Board of Trustees authorized a first quarter distribution of $0.56125 per share for the 8.98% Series A Cumulative Redeemable Preferred Shares. The distribution was paid on March 15, 1998 to shareholders of record as of March 9, 1998.

     In March 1998, the Company's Board of Trustees authorized a first quarter distribution in the amount of $0.32 per Common Share/Unit. The distribution was paid on April 10, 1998, to the common shareholders/unit holders of record at the close of business on March 31, 1998.

     On April 15, 1998 the Company's Board of Trustees authorized a second quarter distribution for the Series B Preferred Shares of $0.619792 per share, representing a pro rata distribution (since issuance of the shares on February 19, 1998) based on a full quarterly distribution of $.65625 per share and an annual distribution of $2.625 per share, payable on May 15, 1998 to shareholders of record as of May 1, 1998.

     The following table presents the changes in the issued and outstanding Common Shares and Units for the three months ended March 31, 1998:


                                                          Common Shares           Units
--------------------------------------------------------  -------------     -----------
Balance at January 1, 1998                                 249,527,663       29,159,688
Common Shares issued through exercise of options               262,866                -
Conversion of Units into Common Shares                         157,576         (157,576)
                                                          ------------      -----------
Balance at March 31, 1998                                  249,948,105       29,002,112
                                                          ============      ===========

     The Company's ownership interest in the Operating Partnership as of March 31, 1998 was approximately 89.6%.

     In February 1998, the Company issued approximately 2,122,100 Options at an exercise price of $29.50 per Common Share under the Employee Plan.

NOTE 8 -  EARNINGS PER SHARE

     The following table sets forth the computation of basic and diluted earnings per Common Share:


                                                                                 FOR THE THREE MONTHS
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)                                    ENDED MARCH 31, 1998
------------------------------------------------------------------------------   ---------------------
NUMERATOR:
 Net income available to Common Shares before extraordinary items                             $73,430
 Extraordinary items                                                                           (6,959)
                                                                                 --------------------
 Numerator for basic earnings per share-income available to Common Shares                      66,471
 Minority interest in Operating Partnership                                                     7,726
                                                                                 --------------------
 Numerator for diluted earnings per share - income available to Common Shares                 $74,197
                                                                                 ====================
DENOMINATOR:
 Denominator for basic earnings per share - weighted average Common Shares                249,766,440
                                                                                 --------------------
  Effect of dilutive securities:
   Conversion of Units to Common Shares                                                    29,031,371
   Share options                                                                            1,529,950
                                                                                 --------------------
 Dilutive potential Common Shares                                                          30,561,321
                                                                                 --------------------
 Denominator for diluted earnings per share - adjusted weighted-average shares
   and assumed conversions                                                                280,327,761
                                                                                 ====================

                                      9

 Basic Earnings Available to Common Shares per Weighted Average Common
   Share:
  Net income before extraordinary items                                                          $.29
  Extraordinary items                                                                            (.02)
                                                                                 --------------------
  Net income per Common Share                                                                    $.27
                                                                                 ====================
Diluted Earnings Available to Common Shares Per Weighted Average Common
   Share:
  Net income before extraordinary items                                                          $.29
  Extraordinary items                                                                            (.02)
                                                                                 --------------------
  Net income per Common Share                                                                    $.27
                                                                                 ====================

     Options to purchase 726,500 Common Shares at a weighted-average exercise price of $32.93 per Common Share, warrants to purchase 5,000,000 Common Shares at an exercise price of $39.375 per Common Share and 6,000,000 Series B Preferred Shares at a conversion price of $35.70 per Common Share which were outstanding during the three months ended March 31, 1998, were not included in the computation of diluted earnings per share because they would have an antidilutive effect.

NOTE 9 -  EXTRAORDINARY ITEM

     The Company incurred an extraordinary loss of approximately $7.0 million in the three months ended March 31, 1998 due to fees charged related to the termination of $300 million of interest rate protection agreements in connection with the issuance of the Series B Preferred Shares.

NOTE 10 -  COMMITMENTS AND CONTINGENCIES

     Concentration of Credit Risk. The Company maintains its cash and cash equivalents at financial institutions. The combined account balances at each institution periodically exceeds FDIC insurance coverage, and, as a result, there is a concentration of credit risk related to amounts on deposit in excess of FDIC insurance coverage. Management of the Company believes that the risk is not significant. In addition, the Company has entered into certain interest rate protection agreements and believes it has limited exposure to the extent of non-performance by the swap counterparties since each counterparty is a major U.S. financial institution, and management does not anticipate their non-performance.

     Environmental. The Company, as an owner of real estate, is subject to various environmental laws of federal and local governments. Compliance by the Company with existing laws has not had a material adverse effect on Company's financial condition and results of operations, and management does not believe it will have such an impact in the future. However, the Company cannot predict the impact of new or changed laws or regulations on its current properties or on properties that it may acquire in future.

     Litigation. The Company has become a party to various legal actions resulting from the operational activities transferred to the Operating Partnership in connection with the Consolidation and the Beacon Merger. These actions are incidental to the transferred business and management does not believe that these actions will have a material adverse effect on the Company.

     The Company is involved in continuing discussions with its joint venture partner in One Post Office Square and Rowes Wharf, which were acquired in connection with the Beacon Merger, with respect to the Company's control over property management of such Properties. Such joint venture partner did not consent to the transfer to the Company of Beacon's joint venture interest in these Properties. Although the Company believes that such consent was not required, unless the Company is able to reach an agreement with respect to day-to-day management of such Properties, it is possible that the joint venture partner could challenge the transfer of such Properties in the Beacon Merger, or seek to trigger the buy-sell remedy found in the joint venture documents.

     Neither the Company nor any of the Properties is presently subject to any material litigation nor, to the Company's knowledge, is any litigation threatened against the Company or any of the Properties, other than actions which the Company does not believe to be material or routine actions for negligence and other claims and administrative proceedings arising in the ordinary course of business, some of which are expected to be covered by liability insurance and all of which collectively are not expected to have a material adverse effect on the liquidity, business, results of operations or financial condition of the Company.

     Geographical. The Company carries earthquake insurance on all of the Properties, including those located in California, subject to coverage limitations which the Company believes are commercially reasonable. In light of the California earthquake risk, California building codes since the early 1970's have established construction standards for all new buildings. The current and strictest construction standards were adopted in 1987. Of the 43 Properties located in California, 12 have been built since January 1, 1988 and the Company believes that all of the Properties were constructed in full compliance with the applicable standards existing at the time of construction. No assurance can be given that material losses in excess of insurance proceeds will not occur in the future.

     Commitments. In February 1998, the Company entered into a contract to purchase the Rand Tower Garage in Minneapolis, Minnesota, upon completion of the parking structure. The purchase price for Rand Tower Garage, which is comprised of 589 parking spaces in Minneapolis' Central Business District, will be approximately $19 million. Although the project is scheduled for completion in January 1999, this transaction is contingent upon certain terms and conditions as set forth in the purchase agreement. There can be no assurance that this transaction will be consummated as described above.

     In March 1998, the Company's Board of Trustees approved the purchase of Prominence in Buckhead, an office building development in Atlanta, Georgia. The property, which will consist of a 430,000 square foot office building and 1,350 parking spaces, will be acquired upon its anticipated completion in mid 1999. The purchase will also include an 11.88 acre site that may be used to develop Phase II to the property. The purchase price for the described assets will be approximately $70 million. This transaction is contingent upon certain terms and conditions as set forth in the purchase agreement. There can be no assurance that this transaction will be consummated as described above.

     In accordance with the agreement governing the Company's investment in the Wright Runstad Asset Limited Partnership (see Note 4), the Company committed to provide up to $20.0 million in additional financing or credit support for future development. As of March 31, 1998, no amounts have been funded pursuant to this agreement.

NOTE 11 - SUBSEQUENT EVENTS

     The following significant transactions relating to the Company occurred during the period from April 1, 1998 to May 6, 1998:

1) On April 2, 1998, the Company acquired vacant land known as Westbrook Corporate Center Vacant Land, located in Westchester, Illinois. The property is adjacent to Westbrook Corporate Center. The purchase price was approximately $3.9 million in cash.

2) On April 21, 1998, the Company purchased Denver Post Tower consisting of approximately 580,000 total square feet located in Denver, Colorado, from an unaffiliated party. The purchase price of approximately $53.1 million consisted of approximately $53.0 million in cash and $100,000 in Units.

3) On April 29, 1998, the Company acquired 301 Howard Street and 215 Fremont Street located in San Francisco, CA, from an unaffiliated party for approximately $90 million. 301 Howard Street consists of 23 stories and approximately 306,000 square feet. The 215 Fremont Street building consists of approximately 265,000 square feet. 215 Fremont Street is currently vacant and will undergo a significant renovation and extensive seismic retrofitting prior to re-tenanting.

4) In April, 1998 the Company entered into an agreement to acquire the Colonnade office complex in Dallas, Texas from an unaffiliated party, for a purchase price of approximately $150 million. The acquisition will include three buildings totaling 982,110 square feet. Phase I (289,743 square feet) and Phase II (317,367 square feet) will be acquired for approximately $90 million. Phase III (375,000 square feet), which is under construction, is scheduled for completion in August 1998. The purchase price on the Phase III development will be determined at the date of close, based on a pre-determined formula factored for leased and unleased space, and is estimated at approximately $60 million. The closing on all three phases is scheduled for September 1998. This transaction is contingent upon certain terms and conditions as set forth in the purchase agreement. There can be no assurance that this transaction will be consummated as described above.

5) In April, 1998 the Company acquired four properties and entered into agreements to acquire an additional nine properties totaling approximately
     2.7 million square feet from an unaffiliated party for an aggregate purchase price of approximately $394.0 million, consisting of nine office properties located in metropolitan Denver, CO, and four in Albuquerque, NM. This purchase also includes two future development sites in Denver. The acquisition includes the following properties:


                                       Approximate
Property                 Location      Square Feet  Acquisition Date
--------              ---------------  -----------  ----------------
Tabor Center (a)        Denver, CO         674,278   April 30, 1998
410 17th Street         Denver, CO         388,953   April 30, 1998
Trinity Place           Denver, CO         189,163   April 30, 1998
Dominion Plaza          Denver, CO         571,468      Pending
Metropoint              Denver, CO         263,719      Pending
The Solarium            Denver, CO         162,851      Pending
The Terrace Building    Denver, CO         115,364      Pending
4949 South Syracuse     Denver, CO          62,633      Pending
One Park Square (b)   Albuquerque, NM      262,020      Pending
                                         ---------

                           Total         2,690,449
                                         =========

      (a)  This property consists of two buildings.
      (b)  This property consists of four buildings.

      This transaction is contingent upon certain terms and conditions as set forth in the purchase agreement. There can be no assurance that this transaction will be consummated as described above.

6) In April 1998, the Company completed a private placement of 1,628,009 restricted common shares at $28.5625 per share for net proceeds of approximately $44.1 million.

7) The Company has agreed to acquire the remaining 90% interest in the Polk & Taylor property for approximately $158.0 million in cash from the Company's joint venture partner. This transaction is contingent upon certain terms and conditions as set forth in the purchase agreement. There can be no assurance that this transaction will be consummated as described above.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     The following discussion and analysis of the consolidated financial condition and consolidated and combined results of operations should be read in conjunction with the Consolidated Financial Statements of the Company and the Combined Financial Statements of Equity Office Predecessors, and Notes thereto contained herein. All references to the historical activities of the Company prior to July 11, 1997, the date of the Company's initial public offering (the "IPO") contained in this "Management's Discussion and Analysis of Financial Condition and Results of Operations" refer to the activities of the Equity Office Predecessors. Terms employed herein as defined terms, but without definition, shall have the meaning set forth in the Company's Annual Report on Form 10-K, as amended by Form 10-K/A, for the year ended December 31, 1997. Statements contained in this "Management's Discussion and Analysis of Financial Condition and Results of Operations" which are not historical facts may be forward-looking statements within the meaning of Section 21E of the Exchange Act. The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward looking statements contained in Section 21E of the Exchange Act and are included for purposes of complying therewith. Such statements are subject to certain risks and uncertainties which could cause actual results to differ materially from those projected. Readers are cautioned not to place undue reliance on these forward-looking statements which speak only as of March 31, 1998.

RESULTS OF OPERATIONS

GENERAL

     The following discussion is based primarily on the Consolidated Financial Statements of the Company and the Combined Financial Statements of Equity Office Predecessors, as applicable, as of March 31, 1998 and December 31, 1997 and for the three month periods ended March 31, 1998 and 1997.

     The Company receives income primarily from rental revenue from Office Properties (including reimbursements from tenants for certain operating costs) and from parking revenue from Office Properties and stand-alone Parking Facilities.

     As of March 31, 1998, the Company owned or had an interest in 260 Office Properties totaling approximately 66.6 million square feet, and 17 stand-alone Parking Facilities with approximately 16,749 spaces (the "Total Portfolio").
Of the Total Portfolio, 82 of these Office Properties totaling approximately
28.7 million square feet and ten Parking Facilities were acquired prior to January 1, 1997; 176 Office Properties totaling approximately 36.6 million square feet and seven Parking Facilities were acquired in 1997; and two Office Properties totaling approximately 1.2 million square feet were acquired during the three months ended March 31, 1998. As a result of this rapid growth in the size of the Total Portfolio, the financial data presented shows large increases in revenues and expenses from period to period. For the foregoing reasons, the Company does not believe its period to period financial data are comparable. Therefore, the analysis below shows changes resulting from Properties that were held during the entire period for the periods being compared (the "Core Portfolio") and the changes in the Total Portfolio. The Core Portfolio for the comparison between the three months ended March 31, 1998 and 1997 consists of 81 Office Properties totaling approximately 28.2 million square feet and ten Parking Facilities acquired prior to January 1, 1997. The Core Portfolio for these comparisons excludes Barton Oaks Plaza II, a 118,529 square foot office property which was sold in January 1997, 8383 Wilshire, a 417,463 square foot office property, which was sold in May 1997, and 28 State Street, a 570,040 square foot Office Property, which was undergoing major redevelopment for the periods discussed.

COMPARISON OF THREE MONTHS ENDED MARCH 31, 1998 TO THE THREE MONTHS ENDED MARCH 31, 1997.

The table below represents selected operating information for the Total Portfolio and for the Core Portfolio which consists of the 81 Office Properties and ten Parking Facilities acquired prior to January 1, 1997.


                                                  TOTAL PORTFOLIO                              CORE PORTFOLIO
                                    ---------------------------------------  --------------------------------------
                                                        INCREASE/       %                         INCREASE/     %
                                       1998      1997  (DECREASE)    CHANGE    1998      1997    (DECREASE)  CHANGE
                                    --------  -------- ----------  --------  --------- --------  ---------- -------
                                                                 (DOLLARS IN THOUSANDS)
Property revenues                   $369,593   $148,471  $221,122    148.9%    $159,538  $144,938   $14,600   10.1%
Interest income                        3,070      4,896    (1,826)    (37.3)        288       490      (202)  (41.2)
Fees from noncombined affiliates       1,157      1,200       (43)     (3.6)          -         -         -       -
                                    --------   -------- ----------  --------  ---------  --------  --------- -------
   Total revenues                    373,820    154,567   219,253     141.8     159,826   145,428    14,398     9.9
                                    --------   -------- ----------  --------  ---------  --------  --------- -------
Interest expense                      69,884     36,355    33,529      92.2      20,872    35,573   (14,701)  (41.3)
Depreciation and amortization         67,792     28,081    39,711     141.4      27,703    26,928       775     2.9
Property operating expenses          137,865     58,148    79,717     137.1      58,354    56,752     1,602     2.8
General and administrative            13,948      7,073     6,875      97.2         N/A       N/A       N/A     N/A
                                    --------   -------- ----------  --------  ---------  --------  --------- -------
   Total expenses                    289,489    129,657   159,832     123.3     106,929   119,253   (12,324)  (10.3)
                                    --------   -------- ----------  --------  ---------  --------  --------- -------

Income before allocation to
 minority interests, income from
 investment in unconsolidated
 joint ventures, gain on sale of
 real estate and extraordinary
 items                                84,331     24,910    59,421     238.5      52,897    26,175    26,722   102.1
Minority interests                    (8,264)      (529)   (7,735)   1462.2        (506)     (363)     (143)   39.4
Income from unconsolidated
 joint ventures                        3,634        922     2,712     294.1         702       922      (220)  (23.9)
Gain on sale of real estate and
 extraordinary items                  (6,959)     5,466   (12,425)   (227.3)          -         -         -       -
                                    --------  --------- ----------  --------  ---------  --------  -------- -------
Net income                           $72,742    $30,769   $41,973    136.4%     $53,093   $26,734   $26,359   98.6%
                                    ========  ========= ==========  ========  =========  ========  ======== =======

Property revenues less property
 operating expenses before
 depreciation, amortization and
 general and administrative
 expenses                           $231,728    $90,323  $141,405    156.6%    $101,184   $88,186   $12,998   14.7%
                                    ========  ========= ==========  ========  =========  ========  ======== =======

Property Revenues: The increase in rental revenues, tenant reimbursements, parking income and other income ("Property Revenues") in the Core Portfolio resulted from a combination of occupancy and rental rate increases. The weighted average occupancy of the Core Portfolio increased from approximately 92.1% at January 1, 1997 to 94.7% as of March 31, 1998. This increase represents approximately 755,700 square feet of additional occupancy in the Core Portfolio between January 1, 1997 and March 31, 1998. Property Revenues for the Total Portfolio include lease termination fees of approximately $2.9 million and $2.3 million for the three months ended March 31, 1998 and 1997, respectively, and Property Revenues for the Core Portfolio include lease termination fees of $0.9 million and $2.3 million for the three months ended March 31, 1998 and 1997, respectively (which are included in the other revenue category on the consolidated and combined statements of operations). These fees are related to specific tenants who have paid a fee to terminate their lease obligations before the end of the contractual term of the lease.
Although the Company has historically experienced similar levels of such termination fees, there is no way of predicting the timing or amounts of future lease termination fees. The straight-line rent adjustment which is included in rental revenues for the Total Portfolio for the three months ended March 31, 1998 and 1997 was approximately $17.1 million and $3.9 million, respectively. The straight-line rent adjustment which is included in rental revenues for the Core Portfolio for the three months ended March 31, 1998 and 1997 was approximately $7.8 million and $3.9 million, respectively.

Interest Income: Interest income for the Total Portfolio decreased by approximately $1.8 million to $3.1 million for the three months ended March
31, 1998, compared to $4.9 million for the three months ended March 31, 1997. Prior to the Consolidation, each of the entities involved in the Consolidation needed to maintain separate cash reserves which in the aggregate were higher than the cash reserves the Company maintains going forward. Due to the availability of borrowings under the Credit Facilities, the Company currently maintains lower cash reserves which are targeted to be between $25 to $50 million (although the cash balance may at times be more or less in anticipation of pending acquisitions or other transactions). Although the lower cash balance will result in lower interest income in future periods, this loss in income is expected to be offset by savings on interest expense on the Credit Facilities.

Interest Expense: Interest expense increased by approximately $33.5 million for the Total Portfolio to $69.9 million for the three months ended March 31, 1998 compared to $36.4 million for the three months ended March 31, 1997. This increase resulted from having more debt outstanding in the first quarter of 1998 than during the comparable period of 1997. The increase in total debt and the related increase in interest expense was directly related to Property acquisitions. While the Company's total debt and total interest expense have increased due to acquisition activity, the total debt as a percentage of total assets decreased from approximately 50% of total assets at March 31, 1997 to 33.8% of total assets at March 31, 1998, and the Company's interest coverage ratio increased from 2.5 times in 1997 to 3.2 times in 1998. In addition, the weighted average interest rate on the Company's debt decreased from approximately 7.6% at March 31, 1997 to approximately 7.2% at March 31, 1998. The decrease in interest expense in the Core Portfolio of approximately $14.7 million is primarily due to the paydown of outstanding indebtedness with the IPO proceeds and the replacement of secured debt with unsecured debt.

Depreciation and Amortization: Depreciation and amortization increased for the Total Portfolio as a result of properties acquired and capital and tenant improvements made at properties in the Core Portfolio during 1997 and 1998 and the recording of substantially all the Company's assets and liabilities at their fair market value in connection with the Consolidation and the IPO.

Property Operating Expenses: The increase in real estate taxes and insurance, repairs and maintenance, and property operating expenses ("Property Operating Expenses") in the Core Portfolio relates primarily to increases in real estate taxes due to higher property valuations.

General and Administrative Expenses: General and administrative expenses increased by approximately $6.9 million to $13.9 million for the three months ended March 31, 1998, compared to $7.1 million for the three months ended March 31, 1997. General and administrative expenses as a percentage of total revenues was approximately 3.7% and 4.6% for the three months ended March 31, 1998 and 1997, respectively. The primary reasons for the increase in general and administrative expenses are the significant increase in the size of the Company's portfolio and increased expenses associated with becoming a public company. While general and administrative expenses will continue to increase as the size of the Company's portfolio increases, it is anticipated that the Company will realize increased economies of scale with future growth.

PARKING OPERATIONS

The Total Portfolio and Core Portfolio selected operating information for the three months ended March 31, 1998 and 1997, presented above includes results of operations from the Parking Facilities. Summarized information for the Parking Facilities is presented below.

Comparison of the Three Months Ended March 31, 1998 to the Three Months Ended March 31, 1997.




                                           TOTAL PARKING PORTFOLIO              CORE PARKING PORTFOLIO
                                   ----------------------------------------  --------------------------------------
                                                       INCREASE/       %                         INCREASE/     %
                                     1998       1997   (DECREASE)    CHANGE    1998      1997    (DECREASE)  CHANGE
                                   --------   -------- ----------  --------  --------- --------  ---------- -------
                                                               (DOLLARS IN THOUSANDS)
Property Revenues                    $6,971     $4,650    $2,321      49.9%    $5,215    $4,650       $565      12.2%
Interest income                          33         65       (32)    (49.2)        33        65        (32)    (49.2)
                                   --------   -------- ----------  --------  --------  --------  ----------  -------
   Total revenues                     7,004      4,715     2,289      48.5      5,248     4,715        533      11.3
                                   --------   -------- ----------  --------  --------  --------  ----------  -------

Interest expense                      1,368      1,259       109       8.7      1,368     1,259        109       8.7
Depreciation and amortization         1,402        815       587      72.0      1,092       815        277      34.0
Property Operating Expenses           1,997      1,182       815      69.0      1,521     1,182        339      28.7
                                   --------   -------- ----------  --------  --------  --------  ----------  -------
   Total expenses                     4,767      3,256     1,511      46.4      3,981     3,256        725      22.3
                                   --------   -------- ----------  --------  --------  --------  ----------  -------

Income before allocation to
  minority interests and income
  from investment in
  unconsolidated joint ventures       2,237      1,459       778      53.3      1,267     1,459       (192)    (13.2)
Minority interests                      (69)       (60)       (9)     15.0        (69)      (60)        (9)     15.0
Income from unconsolidated
 joint ventures                         681         --       681        --         --        --         --        --
                                   --------   -------- ----------  --------   --------  --------  ----------  -------
Net income                           $2,849     $1,399    $1,450     103.6%    $1,198    $1,399      $(201)    (14.4)%
                                   ========   ======== ==========  ========   ========  ========  =========   ========
Property revenues less property
 operating expenses before
 depreciation, amortization and
 general and administrative
 expenses                            $4,974     $3,468    $1,506      43.4%    $3,694    $3,468       $226       6.5%
                                   ========   ======== ==========  ========   ========  ========  =========   ========


LIQUIDITY AND CAPITAL RESOURCES

LIQUIDITY

     Net cash provided from operations represents the primary source of liquidity to fund distributions, debt service, recurring capital costs and non-revenue enhancing tenant improvements. Prior to the IPO, the Company made annual distributions equal to approximately 100% of taxable income. Cash generated in excess of taxable income (resulting primarily from non-cash items such as depreciation and amortization) was retained for working capital and to fund capital improvements and non-revenue enhancing tenant improvements. The Company currently intends to continue to make, but has not contractually bound itself to make, regular quarterly distributions to holders of Series A Preferred Shares, Series B Preferred Shares, Common Shares and Units. The Company established annualized distribution rates as follows: 8.98% per annum ($2.245 per share) for each Series A Preferred Share, 5.25% per annum ($2.625 per share) for each Series B Preferred Share, and $1.28 per annum per Common Share and Unit.

     The Company intends to continue to fund recurring capital costs and non-revenue enhancing tenant improvements from cash from operations and draws under its Credit Facilities. The Company also expects that its Credit Facilities will provide for temporary working capital, unanticipated cash needs, and funding of acquisitions.

     The anticipated size of the Company's distributions will not allow the Company, using only cash from operations, to retire all of its debt as it comes due and, therefore, the Company will be required to repay maturing debt with funds from debt and/or equity financing.

DEBT FINANCING

     The table below summarizes the mortgage debt, unsecured notes and Credit Facility indebtedness outstanding at March 31, 1998 and December 31, 1997, including a net premium on mortgage debt and unsecured notes (net of accumulated amortization of approximately $2.4 million and $2.1 million) of approximately $5.9 million and $1.2 million, respectively, recorded in connection with the Company's Consolidation, debt assumed in connection with certain of the Company's acquisitions, the $1.25 Billion Notes Offering and the $250 million MOPPRS Offering.


(Dollars in thousands)                               MARCH 31, 1998   DECEMBER 31, 1997
-------------------------------------------------    --------------   -----------------
DEBT SUMMARY:
Balance
   Fixed rate....................................      $3,721,009         $2,219,496
   Variable rate.................................         266,521          2,064,821
                                                     --------------   ----------------
      Total......................................      $3,987,530         $4,284,317
                                                     ==============   ================
Percent of total debt:
   Fixed rate....................................           93.3%              51.8%
   Variable rate.................................            6.7%              48.2%
                                                     --------------   ----------------
      Total......................................          100.0%             100.0%
                                                     ==============   ================
Weighted average interest
  rate at end of period:
   Fixed rate....................................            7.3%               7.5%
   Variable rate.................................            6.5%               6.9%
                                                     --------------   ----------------
      Weighted average...........................            7.2%               7.2%
                                                     ==============   ================

     The variable rate debt shown above bore interest at a 30-day LIBOR-based floating interest rate. The 30-day LIBOR at March 31, 1998 was approximately 5.7%; therefore, the weighted average spread of the Company's interest rate over LIBOR at March 31, 1998 was approximately 0.8%.

MORTGAGE FINANCING

     As of March 31, 1998, the Company's total mortgage debt (excluding the Company's share of unconsolidated debt of approximately $121.9 million) consisted of approximately $2.0 billion of fixed rate debt with a weighted average interest rate of approximately 7.5% and $23.5 million of variable rate debt bearing interest at the 30-day LIBOR plus 1%. The Company's mortgage debt at March 31, 1998 will mature as follows:


DOLLARS IN THOUSANDS
--------------------
1998..................................  $   80,431
1999..................................      52,908
2000..................................     151,236
2001..................................     432,997
2002..................................      69,583
Thereafter............................   1,271,519
                                        ----------
   Subtotal..........................    2,058,674
Net premium (net of accumulated
 amortization of $2.4 million).......        1,431
                                        ----------
   Total.............................   $2,060,105
                                        ==========

     The instruments encumbering the Properties restrict transfer of the properties, prohibit liens and require payment of taxes on the Properties, maintenance of the Property in good condition, maintenance of insurance on the Property, prohibition on liens and obtaining lender consent to leases with material tenants.

CREDIT FACILITIES

     Lines of Credit. The $600 Million Credit Facility matures on July 15, 2000 and bears interest at LIBOR plus 60 basis points and has a facility fee equal to .20% per annum. The spread over LIBOR is subject to change based on the Company's investment grade rating. In addition, a competitive bid option, whereby the lenders participating in the facility bid on the interest rate to be charged, is available for up to $250 million of the facility. During the three months ended March 31, 1998, the Company repaid $648.9 million of the $600 Million Credit Facility with available cash and the proceeds of the $1.25 Billion Notes Offering, the $250 Million MOPPRS Offering and the $300 Million Series B Preferred Shares Offering. As of March 31, 1998 the balance of the
$600 Million Credit Facility was approximately $243.0 million. Subsequent to March 31, 1998, an additional $257.0 million has been drawn on the $600 Million Credit Facility for property acquisitions.

     Term Loan Facility. The $1.5 Billion Credit Facility is available for the acquisition of properties and general corporate purposes and carries an interest rate equal to LIBOR plus 80 basis points. The spread over LIBOR is subject to change based on the Company's investment grade rating. The $1.5 Billion Credit Facility matures on July 1, 1998, and may be extended to October 1, 1998. An unused commitment fee is payable quarterly in arrears based upon the unused amount of the $1.5 Billion Credit Facility as follows: .15% per annum if the unused amount is between 0% to 33%; .20% per annum if the unused amount is more than 33% but less than 66%; .25% per annum if the unused amount is greater than 66%. Under the terms of the $1.5 Billion Credit Facility any amounts repaid cannot be re-drawn. In February 1998, the entire $1.044 billion outstanding was repaid with proceeds received from the issuance of the $300 Million Series B Preferred Shares Offering, $1.25 Billion Notes Offering and $250 Million MOPPRS Offering. As of March 31, 1998, no amounts were outstanding and the amount available to draw under the $1.5 Billion Credit Facility was approximately $305.6 million. Subsequent to March 31, 1998, an additional $57 million was drawn on the $1.5 Billion Credit Facility.

     Beacon Lines. The Company assumed $533 million in unsecured debt in connection with the Beacon Merger relating to the outstanding balance of the Beacon lines of credit at the time of the closing of the Beacon Merger. The Company repaid $95 million of the Beacon lines prior to December 31, 1997 and repaid the remaining balance of the lines in February 1998 with the proceeds of the $1.25 Billion Notes Offering, $250 Million MOPPRS Offering and the $300 Million Series B Preferred Shares Offering. The lines were terminated upon repayment in February 1998.

UNSECURED NOTES

     $180 Million Notes Offering. In September 1997, the Company completed the $180 Million Notes Offering. The terms of the $180 Million Notes Offering consist of four tranches with maturities from seven to ten years.

     $1.25 Billion Notes Offering. In February 1998, the Company completed the $1.25 Billion Notes Offering. The $1.25 Billion Notes consist of four tranches with maturities of five to 20 years.
     .
     $250 MandatOry Par Put Remarketed Securities Offering. In February 1998, the Company completed the $250 Million MOPPRS Offering. The MOPPRS are subject to mandatory tender on February 15, 2002.

     The table below summarizes the Company's unsecured notes as of March 31, 1998:

                              AMOUNT      STATED  EFFECTIVE
        TRANCHE           (IN THOUSANDS)   RATE   RATE (A)
-----------------------   --------------  -----    -------
4 Year MOPPRS due 2002          $250,000  6.38%     6.31%
5 Year Notes due 2003            300,000  6.38%     6.75%
7 Year Notes due 2004             30,000  7.24%     7.24%
7 Year Notes due 2005            400,000  6.63%     7.04%
8 Year Notes due 2005             50,000  7.36%     7.67%
9 Year Notes due 2006             50,000  7.44%     7.73%
10 Year Notes due 2007            50,000  7.42%     7.69%
10 Year Notes due 2008           300,000  6.75%     7.03%
20 Year Notes due 2018           250,000  7.25%     7.56%
                          --------------  -----    -------
   Subtotal                    1,680,000  6.74%     7.02%
                                          =====    =======
   Net premium (net of
     accumulated
     amortization of $27)          4,425
                              ----------
   Total                      $1,684,425
                              ==========

(A) Includes the cost of the terminated interest rate protection agreements and offering and transaction costs.

     On March 5, 1998, the Company filed a registration statement, which was subsequently amended on May 1, 1998, relating to a registered offer to exchange the unsecured notes issued in the $180 Million Notes Offering, the $1.25 Billion Notes Offering and the $250 Million MOPPRS Offering for registered securities of the Company with terms identical in all material respects to the terms of the existing notes.

     Interest Rate Protection Agreements. In order to limit the market risk associated with variable rate debt, the Company entered into several interest rate protection agreements in 1997 of which approximately $1.0 billion were outstanding at December 31, 1997. In February 1998, the Company terminated $700 million of interest rate protection agreements at a cost of approximately $31.3 million in connection with the $1.25 Billion Notes Offering and the $250 Million MOPPRS Offering. The cost of the interest rate protection agreements will be amortized to interest expense over the respective terms of each tranche. In addition, the Company terminated the remaining $300 million of interest rate protection agreements in connection with the Series B Preferred Shares at a cost of approximately $7.0 million which is reflected as an extraordinary loss in the statement of operations for the three months ended March 31, 1998.

     Restrictions and Covenants. Agreements or instruments relating to the $600 Million Credit Facility, $180 Million Notes Offering, the $1.5 Billion Credit Facility, the $1.25 Billion Notes Offering and the $250 Million MOPPRS Offering contain certain restrictions and requirements regarding total debt to assets ratios, secured debt to total assets ratios, debt service coverage ratios, minimum ratio of unencumbered assets to unsecured debt and other limitations.

EQUITY SECURITIES

Below is a summary of the equity securities issued in connection with various transactions occurring since December 31, 1997:

* In February 1998, the Company completed the Series B Preferred Shares Offering. The Series B Preferred Shares are convertible at any time at the option of the holder to Common Shares at a conversion price of $35.70 per Common Share (equivalent to a conversion ratio of 1.40056 Common Shares for each Series B Preferred Share). The Series B Preferred Shares are non-callable for five years with a mandatory call in year 2008. Proceeds from the Series B Preferred Share Offering were used to pay down amounts outstanding under the Credit Facilities.
* During the three months ended March 31, 1998 there were 262,866 share options exercised and 157,576 Units converted to Common Shares.
* In April 1998, the Company completed a private placement of 1,628,009 restricted common shares at $28.5625 per share for net proceeds of approximately $44.1 million which were used to paydown the Credit Facilities.


CASH FLOWS

THREE MONTHS ENDED MARCH 31, 1998  COMPARED TO MARCH 31, 1997

     Cash and cash equivalents decreased by approximately $217.2 million, to approximately $11.7 million at March 31, 1998, compared to $228.9 million at December 31, 1997. This decrease was the result of approximately $270.9 million invested in new acquisitions, capital and tenant improvements, and payment of leasing commissions, increase in escrow deposits and restricted cash, offset by distributions from investments in unconsolidated joint ventures, $57.0 million used by financing activities, reduced by approximately $110.8 million of cash generated by operations. Net cash provided by operating activities increased by approximately $69.7 million to approximately $110.8 million from $41.1 million primarily due to the additional cash flow generated by the increase in the number of properties owned. Net cash used for investing activities increased by approximately $161.4 million from $109.5 million to $270.9 million mainly due to an increase in the amount of real estate assets purchased during the three months ended March 31, 1998 compared to the three months ended March 31, 1997 reduced by an increase in distributions received from investments in unconsolidated subsidiaries. Net cash used for financing activities increased by approximately $91.1 million from $34.1 million provided by financing activities in the three months ended March 31, 1997 to $57.0 million used for financing activities in the three months ended March 31, 1998 due primarily to a net increase in principal payments on the lines of credit offset by proceeds from unsecured notes and the Series B Preferred Shares Offering.

CAPITAL IMPROVEMENTS

     The Company has a history of acquiring and repositioning undercapitalized and poorly managed properties, many of which have required significant capital improvements due to deferred maintenance and/or required substantial renovation to enable them to compete effectively. A number of the properties also have had significant amounts of shell space requiring build out at the time of acquisition. The Company takes these capital improvements and revenue enhancing tenant improvements into consideration at the time of acquisition in determining the amount of equity and debt financing required to purchase the property and fund the improvements. Therefore, capital improvements made during the first five years after acquisition of these properties are treated separately from typical recurring capital expenditures, non-revenue enhancing tenant improvements and leasing commissions required once these properties have reached stabilized occupancy, and deferred maintenance and renovations planned at the time of acquisition have been completed. Capital improvements (including tenant improvements and leasing commissions for shell space) for the three months ended March 31, 1998 were approximately $10.6 million or $.16 per square foot.

     The Company considers capital expenditures to be recurring expenditures relating to the on-going maintenance of the Office Properties. The table below summarizes capital expenditures for the three months ended March 31, 1998. The capital expenditures set forth below are not necessarily indicative of future capital expenditures.



                                      FOR THE THREE
                                      MONTHS ENDED
                                     MARCH 31, 1998
                                     ---------------
Number of Office Properties                    260
Rentable Square Feet (in millions)            66.6
Capital Expenditures per square foot          $.02

TENANT IMPROVEMENTS AND LEASING COMMISSION COSTS

     The Company distinguishes its tenant improvements and leasing commissions between those that are revenue enhancing (i.e., required for space which is vacant at the time of acquisition or that has been vacant for nine months or more) and non-revenue enhancing (i.e., required to maintain the revenue being generated from currently leased space). The table below summarizes the revenue enhancing and non-revenue enhancing tenant improvements and leasing commissions for the three months ended March 31, 1998. The tenant improvement and leasing commission costs set forth below are presented on an aggregate basis and do not reflect significant regional variations and, in any event, are not necessarily indicative of future tenant improvement and leasing commission costs:



                                                       FOR THE THREE
                                                       MONTHS ENDED
                                                      MARCH 31, 1998
                                                     ---------------
Number of Office Properties                                   260
Rentable square feet (in millions)                           66.6
Revenue enhancing tenant improvements and leasing
  commissions:
  Amounts (in thousands)                                   $5,704
  Per square foot improved                                  12.59  (1)
  Per total square foot                                       .34  (2)
Non-revenue enhancing tenant improvements and leasing
 commissions:
Renewal space
  Amounts (in thousands)                                   $4,955
  Per square foot improved                                   5.60  (1)
  Per total square foot                                       .29  (2)
Retenanted space
Amounts (in thousands)                                     $5,050
Per square foot improved                                    16.94  (1)
Per total square foot                                         .30  (2)
                                                     ---------------
Total non-revenue enhancing (in thousands)                $10,005
Per square foot improved                                     8.45  (1)
Per total square foot                                         .59  (2)

(1) The per square foot calculations as of March 31, 1998 are calculated taking the total dollars anticipated to be expended on tenant improvements for tenants taking occupancy during the three months ended March 31, 1998, divided by the total square footage being improved or total building square footage. The actual amounts expended as of March 31, 1998 for revenue enhancing, non-revenue enhancing renewal and released space were $7.7 million, $2.3 million and $8.1 million, respectively.

(2) The amounts shown have been annualized to reflect a full year of comparable operation. The actual costs per total square foot as of March 31, 1998 for revenue enhancing and non-revenue enhancing renewal and released space were $.08, $.07 and $.07, respectively.

DEVELOPMENT

     In connection with the Beacon Merger and other acquisitions, the Company acquired certain properties that are currently in various stages of development or pre-development. One of these properties (Crosby Corporate Center II, consisting of 256,000 square feet) was already in the construction phase at the time of the Beacon Merger and the Company expects that the development will be completed in 1998. The Company also announced its intention to develop John Marshall III into a 180,000 square foot office building which has been 100% pre-leased to a single tenant. In addition, the Company has taken steps necessary to continue the development process on the remainder of the development properties acquired as part of the Beacon Merger, while it evaluates its alternatives with respect to the ultimate completion of these projects.

     The Company has also entered into a contract to purchase the Rand Tower Garage in Minneapolis, Minnesota upon completion, which is anticipated to be in January 1999. The purchase price for this 589 space parking facility will be approximately $19 million. In addition, the Company has entered into an agreement to purchase Prominence in Buckhead, an office building under development in the Buckhead sub-market of Atlanta, Georgia. The property, which will consist of a 430,000 square foot office building and 1,350 parking spaces, and will be acquired upon its completion (scheduled for mid-1999). The purchase will also include an 11.88 acre site that may be used to develop Phase II of Prominence. There are no immediate plans to develop the 11.88 acre site, which is zoned for a 420,000 square foot office tower. The purchase price for the described assets will be approximately $70.0 million. These transactions are contingent upon certain terms and conditions as set forth in their respective purchase agreements. There can be no assurance that these transactions will be consummated as described above.

In addition to the properties described above, the Company also owns various land parcels suitable for development, however, no significant development activity is taking place on these sites at this time.

YEAR 2000

     The Year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's computer programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices or engage in similar normal business activities.

     The Company does not believe that the impact of the recognition of the year 2000 by its information and operating technology systems will have a material adverse effect on the Company's financial condition and results of operations. The majority of any necessary system changes will be upgraded in the normal course of business. The Company has initiated formal communications with all of its significant suppliers to determine the extent to which the Company's interface systems are vulnerable to those third parties' failure to remediate their own year 2000 issues. There can be no guarantee that the systems of other companies on which the Company's systems rely will be timely converted and would not have an adverse effect on the Company's systems.

INFLATION

     Substantially all of the office leases require the tenant to pay, as additional rent, a portion of any increases in real estate taxes (except, in the case of certain California leases, which limit the ability of the landlord to pass through to the tenants the effect of increased real estate taxes attributable to a sale of real property interests) and operating expenses over a base amount. In addition, many of the office leases provide for fixed increases in base rent or indexed escalations (based on the Consumer Price Index or other measures). The Company believes that inflationary increases in expenses will be offset, in part, by the expense reimbursements and contractual rent increases described above.

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

     The following table reflects the calculation of the Company's and Equity Office Predecessors' Funds from Operations for the three month periods ended March 31, 1998 and 1997 on a historical basis:



                                                       THREE MONTHS ENDED MARCH 31,
(Dollars in thousands)                                    1998                 1997
---------------------------------------------------------------------------------------
Income before allocation to minority interests,
   income from investment in unconsolidated joint
   ventures, gain on sale of real estate and
   extraordinary items:                                  $84,331              $24,910
Add back (deduct):
   (Income) allocated to minority interests
     for partially owned properties                         (538)                (529)
   Income from investment in unconsolidated
     joint ventures                                        3,634                  922
   Depreciation and amortization (real estate
     related)                                             69,406               27,452
   Net amortization of net premium on mortgage debt          274                    -
   Preferred dividends                                    (6,271)                   -
                                                      ------------          ----------
Funds from Operations before effect of adjusting
   straight-line rental revenue and expense included
   in Funds from Operations to a cash basis (1)          150,836               52,755
                                                      ------------          ----------
   Deferred rental revenue                               (17,119)              (3,899)
   Deferred rental expense                                   555                  549
                                                      ------------          ----------
Funds from Operations excluding straight-line
   rental revenue and expense adjustments               $134,272              $49,405
                                                      ============          ==========
Operating Partnership Funds from Operations             $150,836              $52,755
Company's share of Operating Partnership                   89.6%                  n/a
                                                      ------------          ----------
Company's share of Funds from Operations                $135,130              $52,755
                                                      ============          ==========
Cash Flow Provided By (Used For):
   Operating Activities                                 $110,765              $41,087
   Investing Activities                               $ (270,947)          $ (109,506)
   Financing Activities                                $ (56,990)             $34,120
Ratio of earnings to combined fixed charges and
   preferred share distributions                            1.94                 1.90


1) The White Paper on Funds from Operations approved by the Board of Governors of National Association of Real Estate Investment Trusts ("NAREIT") in March 1995 defines Funds from Operations as net income
     (loss) (computed in accordance with GAAP), excluding gains (or losses) from debt restructuring and sales of properties, plus real estate related depreciation and amortization and after adjustments for unconsolidated partnerships and joint ventures. The Company believes that Funds from Operations is helpful to investors as a measure of the performance of an equity REIT because, along with cash flow from operating activities, financing activities and investing activities, it provides investors with an indication of the ability of the Company to incur and service debt, to make capital expenditures and to fund other cash needs. The Company computes Funds from Operations in accordance with standards established by NAREIT which may not be comparable to Funds from Operations reported by other REITs that do not define the term in accordance with the current NAREIT definition or that interpret the current NAREIT definition differently than the Company. Funds from Operations does not represent cash generated from operating activities in accordance with GAAP nor does it represent cash available to pay distributions and should not be considered as an alternative to net income (determined in accordance with GAAP) as an indication of the Company's financial performance or to cash flow from operating activities (determined in accordance with GAAP) as a measure of the Company's liquidity, nor is it indicative of funds available to fund the Company's cash needs, including its ability to make cash distributions.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits:
        (27) Financial Data Schedule

(b)  Reports on Form 8-K:
       (none)

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                  EQUITY OFFICE PROPERTIES TRUST


Date:  May 13, 1998           By: /s/   Stanley M. Stevens
       -------------------        -------------------------------------------------
                                  Stanley M. Stevens
                                  Executive Vice President, Chief Legal Counsel and
                                  Secretary

Date:  May 13, 1998           By:  /s/  Richard D. Kincaid
       -------------------        -------------------------------------------------
                                  Richard D. Kincaid
                                  Executive Vice President, Chief Financial Officer