Form 10-K/A
period 1997-12-31
EQUITY OFFICE PROPERTIES TRUST
filed 1998-07-06
CIK 1038339

                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                 FORM 10-K/A
                               Amendment No. 2

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND
    EXCHANGE ACT OF 1934
                 For the fiscal year ended DECEMBER 31, 1997

                                      or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934
            For the transition period from _________ to __________

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

                                (312) 466-3300
             (Registrant's telephone number, including area code)

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:


           Title of each class              Name of each exchange on which registered
           -------------------              -----------------------------------------
  Common Shares of Beneficial Interest,              New York Stock Exchange
$.01 par value per share ("Common Shares")

   8.98% Series A Cumulative Redeemable              New York Stock Exchange
 Preferred Shares of Beneficial Interest,
         $.01 par value per share

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

     On July 6, 1998, Equity Office Properties Trust (the "Company") hereby amends its Annual Report on Form 10-K for the year ended December 31, 1997 to include a Restated Financial Data Schedule for the nine months ended September 30, 1997 as a result of the Company's adoption of Statement of Financial Accounting Standards No. 128 "Earnings Per Share".

                                   PART IV


ITEM 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORT ON FORM 8-K


     (a)(3) Exhibits:
   -----------------------------------------------------------------------------

   -----------------------------------------------------------------------------
   Exhibit No.  Description
   -----------------------------------------------------------------------------
      27.2 Restated Financial Data Schedule for the nine months ended September 30, 1997
   -----------------------------------------------------------------------------

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Chicago, Illinois, as of the 6th day of July, 1998.

                                        Equity Office Properties Trust


                                 By:    /s/  Timothy H. Callahan
                                     ------------------------------------------
                                             Timothy H. Callahan
                                        President and Chief Executive Officer