Form 10-Q
period 1998-06-30
EQUITY OFFICE PROPERTIES TRUST
filed 1998-08-11
CIK 1038339

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1998

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

                      APPLICABLE ONLY TO CORPORATE ISSUERS

On August 6, 1998, 252, 746,977 of the Registrant's Common Shares of Beneficial Interest were outstanding.

                         PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
                         EQUITY OFFICE PROPERTIES TRUST
                          CONSOLIDATED BALANCE SHEETS

                                                                                    June 30,
                                                                                      1998                 December 31,
                                                                                  (Unaudited)                  1997
-------------------------------------------------------------------------        --------------          ---------------
                                                                                        (Dollars in thousands,
                                                                                         except per share data)
Assets:
  Investment in real estate..............................................          $12,139,312             $10,736,424
  Developments in process................................................              208,711                 259,718
  Land available for development.........................................               67,849                  44,872
  Accumulated depreciation...............................................            (198,125)                (64,695)
                                                                                ---------------         ---------------
                                                                                    12,217,747              10,976,319

  Cash and cash equivalents..............................................               52,751                 228,853
  Tenant and other receivables (net of allowance for doubtful accounts of
    $522 and $675, respectively).........................................               31,306                  32,531
  Deferred rent receivable...............................................               52,952                  20,050
  Escrow deposits and restricted cash....................................               31,713                  25,772
  Investment in unconsolidated joint ventures............................              350,022                 387,332
  Deferred financing costs (net of accumulated amortization of $1,027 and
    $1,855, respectively)................................................               55,411                   5,090
  Deferred leasing costs (net of accumulated amortization of $4,220 and
    $1,473, respectively)................................................               47,922                  26,994
  Prepaid expenses and other assets......................................               35,310                  48,731
                                                                                ----------------         ---------------
        Total Assets                                                               $12,875,134             $11,751,672
                                                                                ================         ===============

Liabilities and Shareholders' Equity:
  Mortgage debt (including a net premium of $1,688 and $1,157,
    respectively)........................................................          $ 2,112,024             $ 2,063,017
  Unsecured notes (including a net premium of $4,481 and $0 ,
    respectively)........................................................            2,459,481                 180,000
  Lines of credit........................................................              367,944               2,041,300
  Accounts payable and accrued expenses..................................              252,332                 260,401
  Due to affiliates......................................................                  925                     733
  Dividend/distribution payable..........................................               92,951                   1,191
  Other liabilities......................................................               94,885                  45,055
                                                                                ----------------         ---------------
        Total Liabilities................................................            5,380,542               4,591,697
                                                                                ----------------         ---------------
  Commitments and contingencies (Note 11)................................
  Minority Interests:
    Operating Partnership................................................              718,806                 725,206
    Partially owned properties...........................................               29,695                  29,612
                                                                                ----------------         ---------------
        Total Minority Interests.........................................              748,501                 754,818
                                                                                ----------------         ---------------
  Shareholders' Equity:
     Preferred Shares, 100,000,000 authorized:
      8.98% Series A Cumulative Redeemable Preferred Shares, liquidation
        preference $25.00 per share, 8,000,000 issued and outstanding....              200,000                 200,000
      5.25% Series B Convertible, Cumulative Redeemable Preferred shares, liquidation preference $50.00 per share, 6,000,000 issued and
        outstanding....................................................                300,000                      --
    Common Shares, $0.01 par value; 750,000,000 shares authorized,
        252,580,792 and 250,030,403 issued, 252,078,052 and 249,527,663
        outstanding....................................................                  2,521                   2,495
    Additional paid in capital...........................................            6,274,237               6,219,511
    Dividends in excess of accumulated earnings..........................             (30,667)                (16,849)
                                                                                ----------------         ---------------
        Total Shareholders' Equity.......................................            6,746,091               6,405,157
                                                                                ----------------         ---------------

        Total Liabilities and Shareholders' Equity.......................          $12,875,134             $11,751,672
                                                                                ================         ===============

                            See accompanying notes.

            EQUITY OFFICE PROPERTIES TRUST CONSOLIDATED STATEMENT OF
        OPERATIONS AND EQUITY OFFICE PREDECESSORS COMBINED STATEMENT OF
                                   OPERATIONS
                                  (Unaudited)

                                                                                         Equity Office            Equity Office
                                                                                        Properties Trust          Predecessors
                                                                                         for the Three            for the Three
                                                                                         Months Ended             Months Ended
                                                                                         June 30, 1998            June 30, 1997
      -------------------------------------------------------------------------------  ------------------     ----------------------
                                                                                       (Dollars in thousands, except per share data)

      Revenues:
         Rental......................................................................         $308,688               $125,318
         Tenant reimbursements.......................................................           55,754                 21,069
         Parking.....................................................................           23,393                 10,420
         Other.......................................................................            7,463                  2,934
         Fees from noncombined affiliates............................................            1,507                  1,240
         Interest....................................................................            3,139                  4,238
                                                                                          ------------              ---------
            Total revenues...........................................................          399,944                165,219
                                                                                          ------------              ---------

      Expenses:
         Interest:
            Expense incurred.........................................................           76,070                 39,946
            Amortization of deferred financing costs.................................            1,931                  1,245
         Depreciation................................................................           68,890                 27,656
         Amortization................................................................            1,640                  3,427
         Real estate taxes...........................................................           47,538                 15,063
         Insurance...................................................................            1,628                  1,358
         Repairs and maintenance.....................................................           44,700                 23,688
         Property operating..........................................................           43,242                 20,696
         Ground rent.................................................................            1,934                  1,156
         General and administrative..................................................           14,492                  7,653
                                                                                          ------------              ---------
             Total expenses..........................................................          302,065                141,888
                                                                                          ------------              ---------

      Income before allocation to minority interests, income from investment in unconsolidated joint ventures, gain on sale of real estate and
         extraordinary items.........................................................           97,879                 23,331
      Minority interests:
         Operating Partnership.......................................................          (9,300)                      -
         Partially owned properties..................................................            (498)                  (350)
      Income from investment in unconsolidated joint ventures........................            1,392                  1,103
      Gain on sale of real estate....................................................                -                  6,769
                                                                                         -------------              ---------
      Income before extraordinary items..............................................           89,473                 30,853
      Extraordinary items............................................................            (547)                      -
                                                                                         -------------              ---------
      Net income.....................................................................           88,926                 30,853
      Preferred dividends............................................................          (8,432)                      -
                                                                                         -------------              ---------

      Net income available for Common Shares.........................................          $80,494                $30,853
                                                                                         =============              =========

      Net income available per weighted average Common Share outstanding -  Basic....             $.32
                                                                                         =============
      Weighted average Common Shares outstanding - Basic.............................      251,179,221
                                                                                         =============

      Net income available per weighted average Common Share outstanding -  Diluted..             $.32
                                                                                         =============
      Weighted average Common Shares outstanding - Diluted...........................      281,200,962
                                                                                         =============














                            See accompanying notes.

            EQUITY OFFICE PROPERTIES TRUST CONSOLIDATED STATEMENT OF OPERATIONS AND EQUITY OFFICE PREDECESSORS COMBINED STATEMENT OF OPERATIONS
                                  (Unaudited)

                                                                                           Equity Office          Equity Office
                                                                                         Properties Trust          Predecessors
                                                                                            for the Six            for the Six
                                                                                           Months Ended            Months Ended
                                                                                          June 30, 1998            June 30, 1997
--------------------------------------------------------------------------------       --------------------    ---------------------
                                                                                       (Dollars in thousands, except per share data)
Revenues:
 Rental.........................................................................               $597,901                 $241,736
 Tenant reimbursements..........................................................                108,743                   40,256
 Parking........................................................................                 44,607                   19,950
 Other..........................................................................                 13,640                    6,270
 Fees from noncombined affiliates...............................................                  2,664                    2,440
 Interest.......................... ............................................                  6,209                    9,134
                                                                                            -----------              -----------
  Total revenues................................................................                773,764                  319,786
                                                                                            -----------              -----------
Expenses:
 Interest:
  Expense incurred..............................................................                145,954                   76,301
  Amortization of deferred
   financing costs..............................................................                  4,076                    1,954
 Depreciation...................................................................                133,430                   52,661
 Amortization...................................................................                  2,747                    5,794
 Real estate taxes..............................................................                 97,572                   31,674
 Insurance......................................................................                  3,871                    2,815
 Repairs and maintenance........................................................                 86,677                   43,128
 Property operating.............................................................                 85,215                   40,186
 Ground rent....................................................................                  3,572                    2,306
 General and administrative.....................................................                 28,440                   14,726
                                                                                            -----------              -----------
  Total expenses................................................................                591,554                  271,545
                                                                                            -----------              -----------
Income before allocation to minority interests, income from investment in unconsolidated joint ventures, gain on sale of real estate and extraordinary
  items.........................................................................                182,210                   48,241
Minority interests:
 Operating Partnership..........................................................               (17,026)                        -
 Partially owned properties.....................................................                (1,036)                    (879)
Income from investment in unconsolidated joint ventures.........................                  5,026                    2,025
Gain on sale of real estate.....................................................                      -                   12,510
                                                                                            -----------              -----------
Income before extraordinary items...............................................                169,174                   61,897
Extraordinary items.............................................................                (7,506)                    (275)
                                                                                            -----------              -----------
Net income......................................................................                161,668                   61,622
Preferred dividends.............................................................               (14,703)                        -
                                                                                            -----------              -----------
Net income available for Common
 Shares.........................................................................               $146,965                  $61,622
                                                                                            ===========              ===========
Net income available per weighted average Common Share outstanding - Basic .....                   $.59
                                                                                            ===========
Weighted average Common Shares outstanding - Basic..............................            250,476,727
                                                                                            ===========
Net income available per weighted average Common Share outstanding - Diluted                       $.58
                                                                                            ===========
Weighted average Common Shares outstanding - Diluted............................            280,613,985
                                                                                            ===========


                            See accompanying notes.

      EQUITY OFFICE PROPERTIES TRUST CONSOLIDATED STATEMENT OF CASH FLOWS
        AND EQUITY OFFICE PREDECESSORS COMBINED STATEMENT OF CASH FLOWS
                                  (Unaudited)

                                                                                                 Equity Office        Equity Office
                                                                                                Properties Trust       Predecessors
                                                                                                  for the six          for the six
                                                                                                  months ended         months ended
                                                                                                  June 30,1998        June 30, 1997
------------------------------------------------------------------------------------------     -----------------     ---------------
                                                                                                      (Dollars in thousands)
Operating Activities:
  Net income before preferred dividends...................................................             $161,668            $61,622
  Adjustments to reconcile net income to net cash provided by operating activities:
    Depreciation and amortization.........................................................              140,253             60,409
    Amortization of premiums/discounts on unsecured notes and terminated interest
      rate protection agreements..........................................................                1,271                  -
    Compensation related to restricted shares issued to employees.........................                1,506                  -
    (Income) from unconsolidated joint ventures...........................................              (5,026)            (2,025)
    (Gain) on sale of real estate.........................................................                    -           (12,510)
    Extraordinary items...................................................................                7,506                275
    Provision for doubtful accounts.......................................................                   10              1,168
    Allocation to minority interests......................................................               18,062                879
    Changes in assets and liabilities:
      Decrease in rents receivable........................................................                1,215              2,206
      (Increase) in deferred rent receivables.............................................             (32,902)            (7,596)
      Decrease (increase) in prepaid expenses and other assets............................                9,876              (820)
      (Decrease) in accounts payable and accrued expenses.................................              (8,069)           (15,782)
      Increase in due to affiliates.......................................................                  192                757
      Increase in other liabilities.......................................................               50,129              2,090
                                                                                                    -----------         ----------
        Net cash provided by operating activities.........................................              345,691             90,673
                                                                                                    -----------         ----------
Investing Activities:
  Property acquisitions...................................................................          (1,198,961)          (531,968)
  Payments for capital and tenant improvements............................................             (73,782)           (61,352)
  Proceeds from sale of real estate.......................................................                    -             72,078
  Distributions from (investment in) unconsolidated joint ventures........................               26,374           (44,138)
  Payments of lease acquisition costs.....................................................             (23,675)            (9,106)
  (Increase) decrease in escrow deposits and restricted cash..............................              (5,941)              1,853
                                                                                                    -----------         ----------
      Net cash (used for) investing activities............................................          (1,275,985)          (572,633)
                                                                                                    -----------         ----------
Financing Activities:
  Proceeds from Common Shares, net of offering costs .....................................               44,009
  Proceeds from exercise of options.......................................................               14,534                  -
  Redemption of Units.....................................................................                 (33)
  Dividends/distributions to shareholders and unit holders................................             (89,790)                  -
  Payment of preferred dividends..........................................................             (12,697)                  -
  Proceeds from sale of preferred shares, net of offering costs...........................              289,589                  -
  Payment of offering costs...............................................................                (117)                  -
  Capital contributions...................................................................                    -            287,949
  Capital distributions...................................................................                    -          (220,455)
  (Distributions to) minority interest in partially owned properties......................                (953)            (3,407)
  Proceeds from mortgage debt.............................................................                7,214            154,090
  Proceeds from unsecured notes...........................................................            2,279,572                  -
  Proceeds from lines of credit...........................................................            1,530,000            218,000
  Principal payments on mortgage debt.....................................................              (6,847)           (47,450)
  Principal payments on lines of credit...................................................          (3,241,300)           (72,500)
  Payments of loan costs..................................................................             (20,712)            (1,427)
  Termination of interest rate protection agreements......................................             (38,277)                  -
  Prepayment penalties on early extinguishments of debt...................................                    -              (275)
                                                                                                    -----------         ----------
     Net cash provided by financing activities............................................              754,192            314,525
                                                                                                    -----------         ----------
  Net (decrease) in cash and cash equivalents.............................................            (176,102)          (167,435)
  Cash and cash equivalents at the beginning of the period................................              228,853            410,420
                                                                                                    -----------         ----------
  Cash and cash equivalents at the end of the period......................................              $52,751           $242,985
                                                                                                    ===========         ==========
Supplemental Information:
  Interest paid during the period, including capitalized
  interest of $6,465 and $3,476, respectively.............................................             $111,949            $77,589
                                                                                                    ===========         ==========
Non-Cash Investing and Financing Activities:
  Units issued through property acquisition...............................................                 $100                  -
                                                                                                    ===========         ==========
  Mortgage loans assumed/promissory notes issued through property acquisition.............              $86,053                  -
                                                                                                    ===========         ==========

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

NOTE 1 - BUSINESS

     As used herein, "Company" means Equity Office Properties Trust, a
Maryland real estate investment trust, together with its subsidiaries including EOP Operating Limited Partnership, a Delaware limited partnership (the "Operating Partnership"), and the predecessors thereof ("Equity Office Predecessors"). The Company was formed on October 9, 1996 to continue and expand the national office property business organized by Mr. Samuel Zell, Chairman of the Board of Trustees of the Company, and to complete the consolidation of the Equity Office Predecessors (the "Consolidation"). The Company completed its initial public offering (the "IPO") on July 11, 1997. The Company is a fully integrated, self-administered and self-managed real estate company engaged in acquiring, owning, managing, leasing and renovating office properties and parking facilities. The Company intends to elect to be taxed as a real estate investment trust ("REIT") for federal income tax purposes and generally will not be subject to federal income tax if it distributes 95% of its taxable income and complies with a number of organizational and operational requirements. As of June 30, 1998, the Company owned or had an interest in 271 office properties (the "Office Properties") containing approximately 71.3 million rentable square feet of office space and owned 17 stand-alone parking facilities (the "Parking Facilities" and, together with the Office Properties, the "Properties") containing approximately 16,749 parking spaces. The Office Properties are located in 79 submarkets in 39 markets in 24 states and the District of Columbia. The Office Properties, by rentable square feet, are located approximately 53% in central business districts ("CBDs") and 47% in suburban markets.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Basis of Presentation. The Company owns all of its assets and conducts substantially all of its business through the Operating Partnership. The Company is the managing general partner of the Operating Partnership. Due to the Company's ability as general partner to control the Operating Partnership and various other subsidiaries, each such entity has been consolidated with the Company for financial reporting purposes. The Consolidation and the Beacon Merger were accounted for as purchases in accordance with Accounting Principles Board Opinion No. 16. Accordingly, the fair value of the consideration given by the Company was used as the valuation basis for the transactions. The assets acquired and liabilities assumed by the Company were recorded at their fair value as of the closing dates of the Consolidation and the Beacon Merger, respectively, and the excess of the purchase price over the related historical basis of the net assets acquired was allocated primarily to investment in real estate.

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

     Unaudited Interim Statements. The consolidated financial statements of the Company as of and for the three and six months ended June 30, 1998, and the combined financial statements of Equity Office Predecessors for the three and six months ended June 30, 1997 and related footnote disclosures are unaudited.

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

NOTE 3 - INVESTMENT IN REAL ESTATE

     During the six months ended June 30, 1998, the Company acquired the Properties listed below. Each Property was purchased from an unaffiliated party and was funded from the Company's Credit Facilities, working capital, assumption of mortgage debt, issuance of promissory notes and/or issuance of Units.

                                                                                                                       Total
                                                                                                                    Acquisition
  Date                                                                                              Rentable           Cost
Acquired    Property                                               Location                       Square Feet      (in thousands)
-----------------------------------------------------------------------------------------       ---------------  ---------------
1/29/98     BP Tower Garage                                        Cleveland, OH                            --         $10,224
3/18/98     100 Summer Street                                      Boston, MA                        1,037,801         222,695
3/31/98     The Tower at New England Executive Park                Burlington, MA                      195,228          27,931
4/2/98      Westbrook Corporation Center Vacant Land               Westchester, IL                          --           3,973
4/21/98     Denver Post Tower                                      Denver, CO                          579,999          52,836
4/29/98     301 Howard Street and 215 Fremont Street(a)            San Francisco, CA                   570,891          89,928
4/30/98     410 17th Street                                        Denver, CO                          388,953          44,637
4/30/98     One Tabor Center                                       Denver, CO                          674,278         144,260
4/30/98     Trinity Place                                          Denver, CO                          189,163          18,991
5/14/98     Dominion Plaza                                         Denver, CO                          571,468          59,764
5/19/98     Millenium Plaza                                        Englewood, CO                       330,033          46,061
5/22/98     James K. Polk Building & the Zachary Taylor            Arlington, VA                       902,371         153,452
               Building(b)
6/1/98      Walker Building                                        Washington, D.C.                     75,456           8,624
6/26/98     Columbia Seafirst Center                               Seattle, WA                       1,537,932         401,738
                                                                                                 ---------------  ---------------
                                                                                                     7,053,573      $1,285,114
                                                                                                 ===============  ===============

(a) The 215 Fremont Street Property is currently vacant and will undergo a significant renovation and extensive seismic retrofitting prior to re-tenanting.
(b) Total acquisition cost represents the cost to acquire the remaining 90% limited partnership interest in the properties (see Note 4).

NOTE 4 - INVESTMENT IN UNCONSOLIDATED JOINT VENTURES

     The following is a summary of the Company's ownership in the unconsolidated joint ventures:

                                                                                                  Company's Ownership
           Entity                                      Property                                   as of June 30, 1998
-------------------------------------------------      ----------------------------------      --------------------------
EOP - Orange, L.L.C. and EOP - Ramlessview             500 Orange Tower                                    100%
  Investors, L.L.C. (A)
Civic Parking, L.L.C. (B)                              St. Louis Parking Garages                            50%
Wright Runstad Asset Limited Partnership (C)           N/A                                                28.5%
One Post Office Square Associates (D)                  One Post Office                                      50%
BeaMetFed, Inc. (E)                                    75-101 Federal Street                                52%
Rowes Wharf Associates (F)                             Rowes Wharf                                          50%
Lehndorff Four Oaks Place Associates (G)               Four Oaks Place                                    2.55%

(A) The Company owns a mortgage receivable secured by the Property and land underlying and adjacent to the Property.
(B) The Company owns a 50% membership interest.
(C) The Company owns a 28.5% non-controlling interest in a property management and development company (see Note 11).
(D) The Company is a 50% general partner in the joint venture.
(E) The Company is a shareholder in the corporation (a private REIT) which owns the Property.

(F) The Company owns a 50% equity interest in the Property and, subject to a subparticipation which the Company expects to redeem for approximately $500,000, 50% of a first mortgage.
(G) The Company owns a 3% general partner interest in this general partnership which owns an 85% general partnership interest in the Property.

These investments are accounted for utilizing the equity method of accounting except for the Company's investment in Lehndorff Four Oaks Place Associates, which is accounted for utilizing the cost method of accounting. Under the equity method of accounting, the net equity investment of the Company is reflected on the consolidated balance sheets, and the consolidated and combined statements of operations include the Company's share of net income or loss from the unconsolidated joint ventures. As a result of purchase method accounting for the Beacon Merger and the Consolidation, any difference between the carrying amount of these investments on the balance sheet of the Company and the underlying equity in net assets is amortized as an adjustment to income from unconsolidated joint ventures over 40 years.

On May 22, 1998, the Company acquired the remaining 90% limited partnership interest in Crystal Holdings, L.P., the entity which held the interest in the James K. Polk Building and Zachary Taylor Building for approximately $153.5 million in cash. Prior to the acquisition, the Company owned a 1% limited partner interest and a 9% general partner interest in Crystal Holdings, L.P. and accounted for the investment under the equity method. Effective with the acquisition, the Company owns 100% of this building and it is accounted for as a fully consolidated Property.

     Combined summarized financial information of the unconsolidated joint ventures is as follows:

                                                                   June 30, 1998       December 31, 1997
--------------------------------------------------------------   -----------------    -------------------
                                                                         (Dollars in thousands)
Balance Sheets:
 Real estate, net                                                     $432,376               $523,670
 Other assets                                                           84,911                 73,450
                                                                    ----------             ----------
  Total Assets                                                        $517,287               $597,120
                                                                    ==========             ==========


 Mortgage debt                                                        $240,429               $344,427
 Other liabilities                                                       8,686                 15,271
 Partners' and shareholders' equity                                    268,172                237,422
                                                                    ----------             ----------
  Total Liabilities and Partners' and Shareholders' Equity            $517,287               $597,120
                                                                    ==========             ==========


 Company's share of equity                                            $127,598               $155,522
 Excess of cost of investments over the net book value
   of underlying net assets, net of accumulated
   depreciation of $2,872 and $99, respectively                        222,424                231,810
                                                                    ----------             ----------
 Carrying value of investments in unconsolidated joint
   ventures                                                           $350,022               $387,332
                                                                    ==========             ==========

Company's share of unconsolidated mortgage debt                       $121,665                $92,400
                                                                    ==========             ==========


                                                         For the three             For the six
                                                         months ended              months ended
                                                   ------------------------  ------------------------
                                                     June 30,     June 30,     June 30,     June 30,
                                                       1998         1997         1998         1997
                                                   -----------  -----------  -----------  -----------
                                                    (Dollars in thousands)    (Dollars in thousands)
Statement of Operations:
 Revenues                                             $27,574      $3,397       $56,022      $4,644
 Operating expenses                                     9,774         667        18,924         782
 Interest expense                                       4,403          23         8,178          23
 Depreciation and amortization                          4,156         818         9,833       1,028
                                                   -----------  -----------  -----------  -----------
   Net income                                          $9,241      $1,889       $19,087      $2,811
                                                   ===========  ===========  ===========  ===========

 Company's share of net income                         $1,392      $1,103        $5,026      $2,025
                                                   ===========  ===========  ===========  ===========
 Company's share of interest expense                   $2,219         $23        $4,126         $23
                                                   ===========  ===========  ===========  ===========

 Company's share of depreciation and amortization
   (real estate related)                               $3,275        $604        $7,216        $814
                                                   ===========  ===========  ===========  ===========

NOTE 5 - MORTGAGE DEBT

     On April 30, 1998, the Company assumed approximately $48.1 million in mortgage debt in connection with the acquisition of One Tabor Center. This mortgage has a 9.06% fixed interest rate and will be repaid by December 31, 1998.

NOTE 6 - UNSECURED NOTES

     In June 1998, the Operating Partnership completed the private placement (the "$775 Million Notes Offering") of $775 million of unsecured notes (the "$775 Million Notes") and 300,000 warrants to purchase an additional $300 million in unsecured notes at a later date. The notes issue included the following tranches: $250 million of 6.50% notes due 2004, $300 million of 6.763% notes due 2007 and $225 million of 7.25% notes due 2028. The $775 Million Notes and warrants were issued at a net premium of $119,250, which will be amortized over the terms of the respective tranches as an adjustment to interest expense.

     The 300,000 warrants were issued concurrently with the issue of $300 million, nine-year notes. Each warrant entitles the holder thereof to purchase $1,000 principal amount of a new note at par on December 15, 1999 (or in certain circumstances on January 18, 2000) at a stated rate of 6.763%, which will mature on June 15, 2008 and will have other terms substantially similar to the $300 million, nine-year notes referenced above. In exchange for issuing the warrants, the Operating Partnership received a $2.4 million premium (80 basis points) at closing which will be amortized as a reduction of interest expense over the life of the $300 million notes. This premium is included in $119,250 net premium above.

     Total proceeds to the Company, net of selling commissions, were approximately $768.6 million which were used to paydown borrowings under the Company's existing Credit Facility.


     A summary of the terms of the $775 Million Notes Offering at June 30, 1998 are as follows:


                                                Amount         Stated     Effective
            Tranche                          (in thousands)     Rate       Rate (A)
-------------------------------------       ----------------  ---------  -----------
6 Year Notes due 2004                            $250,000       6.50%        6.68%
9 Year Notes due 2007                             300,000       6.76%        6.76%
30 Year Notes due 2028                            225,000       7.25%        7.31%
                                            ----------------  ---------  -----------
 Subtotal                                         775,000       6.82%        6.89%
                                                              =========  ===========
 Net premium (net of accumulated
    amortization of $4)                               115
                                            ----------------
 Total                                           $775,115
                                            ================

(A) Includes offering and transaction costs, the premium on the warrants and the discount on the unsecured notes.

     The Company filed a registration statement, which was declared effective on July 18, 1998, relating to an offer to exchange the $180 Million Notes, the $1.25 Billion Notes and the $250 Million MOPPRS for registered securities of the Company with terms identical in all material respects to the terms of the existing notes. This exchange offer expired on July 30, 1998.

NOTE 7 - LINES OF CREDIT

     On May 29, 1998, the Company amended and restated the $600 Million
Credit Facility to increase it to a $1.0 billion unsecured revolving credit facility (the "$1.0 Billion Credit Facility"). The $1.0 Billion Credit Facility matures on May 29, 2001. The Company incurred fees of approximately $2.5 million at the closing of the $1.0 Billion Credit Facility which will be amortized over the term along with approximately $1.0 million of unamortized deferred financing costs on the $600 Million Credit Facility which will also be amortized over the term. The interest rate is based on the Company's investment grade credit rating on its unsecured debt and is currently LIBOR plus 60 basis points, and the facility fee is equal to .20% per annum. In addition, a competitive bid option, whereby the lenders participating in the facility bid on the interest rate to be charged, is available for up to $350 million of the facility.

     In addition, on May 29, 1998, the Company terminated the $1.5 Billion Credit Facility. Approximately $.5 million of unamortized deferred financing costs were recognized as an extraordinary loss during the three months ended June 30, 1998.

     In connection with the acquisition of Dominion Plaza on May 14, 1998, the Company issued approximately $37.9 million in purchase money debt secured by a letter of credit. The promissory note is due six months after the acquisition of the Property and is payable in cash or Common Shares. The promissory note bears interest at 4.50% per annum.

NOTE 8 - SHAREHOLDERS' EQUITY

     In April 1998, the Company's Board of Trustees authorized a second quarter distribution for the Series B Preferred Shares of $0.619792 per share, representing a pro rata distribution (since issuance of the shares on February 19, 1998) based on a full quarterly distribution of $.65625 per share and an annual distribution of $2.625 per share, payable on May 15, 1998 to shareholders of record as of May 1, 1998.

     In April 1998, the Company completed a private placement of 1,628,009 Common Shares at $28.5625 per share for net proceeds of approximately
$44.1 million (the "UIT Offering"). The Company used the net proceeds to fund property acquisitions.

     In May 1998, the Company's Board of Trustees authorized a second quarter distribution of $0.56125 per share for the 8.98% Series A Cumulative Redeemable Preferred Shares. The distribution was paid on June 15, 1998 to shareholders of record as of June 1, 1998.

     In June 1998, the Company's Board of Trustees authorized a second quarter distribution in the amount of $0.32 per Common Share/Unit. The distribution was paid on July 10, 1998, to the common shareholders/unit holders of record at the close of business on June 30, 1998.

     The following table presents the changes in the issued and outstanding Common Shares and Units for the six months ended June 30, 1998:

                                                  Common Shares       Units
------------------------------------------------  -------------    ------------
Balance at January 1, 1998......................    249,527,663      29,159,688
Sale of Common Shares...........................      1,628,009               -
Common Shares issued through exercise of options        764,804               -
Conversion of Units into Common Shares..........        157,576       (157,576)
Redemption of Units.............................              -         (1,167)
Units issued in exchange for property acquisition             -           3,368
                                                   ------------    ------------

Balance at June 30, 1998                            252,078,052      29,004,313
                                                   ============    ============

     The Company's ownership interest in the Operating Partnership as of June 30, 1998 was approximately 89.7%.

NOTE 9 - EARNINGS PER SHARE

     The following table sets forth the computation of basic and diluted earnings per Common Share:


                                                                                  For the three months            For the six months
(Dollars in thousands, except per share data)                                     ended June 30, 1998            ended June 30, 1998
-----------------------------------------------------------------------------     --------------------           -------------------

Numerator:
 Net income available to Common Shares before extraordinary items                              $81,041                      $154,471
 Extraordinary items                                                                             (547)                       (7,506)
                                                                                  --------------------           -------------------
 Numerator for basic earnings per share-income available to Common Shares                       80,494                       146,965
 Minority interest in Operating Partnership                                                      9,300                        17,026
                                                                                  --------------------          --------------------
 Numerator for diluted earnings per share - income available to Common Shares                  $89,794                      $163,991
                                                                                  ====================          ====================
Denominator:
 Denominator for basic earnings per share - weighted average Common Shares                 251,179,221                   250,476,727
                                                                                  --------------------          --------------------
 Effect of dilutive securities:
 Conversion of Units to Common Shares                                                       29,004,201                    29,017,711
 Share options                                                                               1,017,540                     1,119,547
                                                                                  --------------------          --------------------
Dilutive potential Common Shares                                                            30,021,741                    30,137,258
                                                                                  --------------------          --------------------
Denominator for diluted earnings per share - adjusted weighted average
 shares and assumed conversions                                                            281,200,962                   280,613,985
                                                                                  ====================          ====================
Basic Earnings Available to Common Shares per Weighted Average Common
  Share:
 Net income before extraordinary items                                                            $.32                          $.62
 Extraordinary items                                                                                 -                         (.03)
                                                                                  --------------------          --------------------
 Net income per Common Share                                                                      $.32                          $.59
                                                                                  ====================          ====================
Diluted Earnings Available to Common Shares Per Weighted Average Common
  Share:
 Net income before extraordinary items                                                            $.32                          $.61
 Extraordinary items                                                                                 -                         (.03)
                                                                                  --------------------          --------------------
 Net income per Common Share                                                                      $.32                          $.58
                                                                                  ====================          ====================


     Options to purchase 2,988,350 Common Shares at a weighted average exercise price of $30.29 per Common Share, warrants to purchase 5,000,000 Common Shares at an exercise price of $39.375 per Common Share and 6,000,000 Series B Preferred Shares at a conversion price of $35.70 per Common Share which were outstanding during the three months ended June 30, 1998, were not included in the computation of diluted earnings per share for the three months ended June 30, 1998 because they would have an antidilutive effect. In addition, options to purchase 2,866,850 Common Shares at a weighted average exercise price of $30.38 per Common Share, warrants to purchase 5,000,000 Common Shares at an exercise price of $39.375 per Common Share and 6,000,000 Series B Preferred Shares at a conversion price of $35.70 per Common Share which were outstanding during the six months ended June 30, 1998, were not included in the computation of diluted earnings per share for the six months ended June 30, 1998, because they would have an antidilutive effect.

NOTE 10 - PRO FORMA STATEMENT OF OPERATIONS

     The accompanying unaudited Pro Forma Condensed Combined Statement of Operations for the six months ended June 30, 1998 reflects the following transactions as if they had occurred on January 1, 1998: (a) the acquisition of 13 Office Properties, and one parking facility, acquired during the six months ended June 30, 1998; (b) the purchase of the remaining partnership interests in one of the Company's unconsolidated joint ventures; (c) the February 1998 $1.5 Billion Notes Offering; (d) the Series B Preferred Offering; (e) the increase in the $600 Million

Credit Facility to $1.0 billion; (f) the UIT Offering in April
1998 and (g) the June 1998 $775 Million Notes Offering.

     The accompanying unaudited Pro Forma Condensed Combined Statement of Operations for the six months ended June 30, 1997 reflects the following transactions as if they had occurred on January 1, 1997: (a) the acquisition of 66 Office Properties, including 20 Office Properties acquired by Beacon prior to the Beacon Merger, and seven Parking Facilities, including an interest in four Parking Facilities, acquired during the year ended December 31, 1997; (b) the disposition of three office properties; (c) the $180 Million Notes Offering which occurred on September 3, 1997; (d) the transactions that occurred in connection with the Consolidation of Equity Office Predecessors and the IPO which closed on July 11, 1997, and the decrease in interest expense resulting from the use of the net proceeds for the repayment of mortgage debt; (e) the net change in interest expense from draws on the $1.5 Billion Credit Facility used to refinance existing mortgage debt; (f) the Beacon Merger; (g) the acquisition of 13 Office Properties and one parking facility acquired between January 1, 1998 and June 30, 1998: (h) the purchase of the remaining partnership interest in one of the Company's unconsolidated joint ventures; (i) the February 1998 $1.5 Billion Notes Offering (j) the Series B Preferred Offering; (k) the increase in the $600 Million Credit Facility to $1.0 billion; (l) the UIT Offering; and (m) the June 1998 $775 Million Notes Offering.

     The accompanying unaudited pro forma condensed combined financial statements have been prepared by management of the Company and do not purport to be indicative of the results which would actually have been obtained had the transactions described above been completed on the dates indicated or which may be obtained in the future.

                                                        For the six months ended June 30,
                                               -----------------------------------------------------
                                                   (Dollars in thousands except per share data)
                                                                 1998                       1997
                                               --------------------------  -------------------------
Total Revenues...............................                $825,420                   $793,588
                                               --------------------------  -------------------------
Income before extraordinary items............                $163,463                   $134,608
                                               --------------------------  -------------------------
Net income available for Common Shares.......                $139,066                   $102,561
                                               --------------------------  -------------------------
Net income per Common Share - Basic..........                    $.55                       $.41
                                               --------------------------  -------------------------
Common Shares Outstanding - Basic............             252,078,000                251,156,000
                                               --------------------------  -------------------------
Net income per Common Share - Diluted........                    $.55                       $.41
                                               --------------------------  -------------------------
Common Shares Outstanding - Diluted..........             282,427,000                282,275,000
                                               --------------------------  -------------------------

NOTE 11 - COMMITMENTS AND CONTINGENCIES

     Concentration of Credit Risk. The Company maintains its cash and cash equivalents at financial institutions. The combined account balances at each institution periodically exceeds FDIC insurance coverage, and, as a result, there is a concentration of credit risk related to amounts on deposit in excess of FDIC insurance coverage. Management of the Company believes that the risk is not significant. The Company from time to time enters into interest rate protection agreements to effectively convert floating rate debt to a fixed rate basis, as well as to hedge anticipated financing transactions. The Company believes it has limited exposure to the extent of non-performance by the swap counterparties since each counterparty is a major U.S. financial institution, and management does not anticipate their non-performance. Currently, the Company has one interest rate protection agreement which effectively fixed the interest rate on a $93.6 million loan at 6.94% through the maturity of the loan on June 30, 2000.

     Environmental. The Company, as an owner of real estate, is subject to various environmental laws of federal and local governments. Compliance by the Company with existing laws has not had a material adverse effect on the Company's financial condition and results of operations, and management does not believe it will have such an impact in the future. However, the Company cannot predict the impact of new or changed laws or regulations on its current Properties or on properties that it may acquire in the future.

     Litigation. The Company has become a party to various legal actions resulting from the operational activities transferred to the Operating Partnership in connection with the Consolidation and the Beacon Merger. These actions are incidental to the transferred business and management does not believe that these actions will have a material adverse effect on the Company.

     The Company is involved in continuing discussions with its joint venture partner in One Post Office Square and Rowes Wharf, which were acquired in connection with the Beacon Merger, with respect to the Company's control over property management of such Properties. The joint venture partner did not consent to the transfer to the Company of Beacon's joint venture interest in these Properties. Although the Company believes that such consent was not required, unless the Company is able to reach an agreement with respect to day-to-day management of such Properties, it is possible that the joint venture partner could challenge the transfer of such properties in the Beacon Merger, or seek to trigger the buy-sell remedy found in the joint venture documents.

     Neither the Company nor any of the Properties is presently subject to any material litigation nor, to the Company's knowledge, is any litigation threatened against the Company or any of the Properties, other than actions which the Company does not believe to be material, or routine actions for negligence and other claims and administrative proceedings arising in the ordinary course of business, some of which are expected to be covered by liability insurance and all of which collectively are not expected to have a material adverse effect on the liquidity, business, results of operations or financial condition of the Company.

     Geographical. The Company carries earthquake insurance on all of the Properties, including those located in California, subject to coverage limitations which the Company believes are commercially reasonable. In light of the California earthquake risk, California building codes since the early 1970's have established construction standards for all new buildings. The current and strictest construction standards were adopted in 1987. Of the 44 Properties located in California, 13 have been built since January 1, 1988 and the Company believes that all of the Properties were constructed in full compliance with the applicable standards existing at the time of construction. No assurance can be given that material losses in excess of insurance proceeds will not occur in the future.

     Commitments. In February 1998, the Company entered into a contract to purchase the Rand Tower Garage in Minneapolis, Minnesota upon completion of the parking structure. The purchase price for Rand Tower Garage, which will be comprised of 589 parking spaces in Minneapolis' central business district, will be approximately $19.0 million. Although the project is scheduled for completion in January 1999, this transaction is contingent upon certain terms and conditions as set forth in the purchase agreement. There can be no assurance that this transaction will be consummated as described above.

     In March 1998, the Company's Board of Trustees approved the purchase of Prominence in Buckhead, an office building development in Atlanta, Georgia. The property, which will consist of a 430,000 square foot office building and 1,350 parking spaces, will be acquired upon its anticipated completion in mid-1999. The purchase will also include an 11.88 acre site that may be used to develop Phase II to the property. The purchase price for the described assets will be approximately $70.0 million. This transaction is contingent upon certain terms and conditions as set forth in the purchase agreement. There can be no assurance that this transaction will be consummated as described above.

     In accordance with the agreement governing the Company's investment in the Wright Runstad Asset Limited Partnership (see Note 4), the Company committed to provide up to $20.0 million in additional financing or credit support for future development. As of June 30, 1998, no amounts have been funded pursuant to this agreement.

     The Company expects to acquire Colonnade I, II and III located in Dallas, Texas from an unaffiliated party for approximately $150.0 million. The acquisition will include three office buildings totaling 982,110 square feet. Colonnade I contains approximately 289,743 square feet of office space and was approximately 98% occupied as of June 30, 1998. Colonnade II contains approximately 317,367 square feet of office space and was approximately 99% occupied as of June 30, 1998. Colonnade I and II will be acquired for approximately $90.0 million. Colonnade III, which is under construction and is expected to be completed in September 1998, will contain approximately 375,000 square feet and is 37% pre-leased. The purchase price on Colonnade III will be determined at the date of close, based on a pre-determined formula factored for leased and unleased space, and is estimated at approximately $60.0 million. This transaction is contingent upon certain terms and conditions as set forth in the purchase agreement. There can be no assurance that this transaction will be consummated as described above.

NOTE 12 - SUBSEQUENT EVENTS

     The following significant transactions relating to the Company occurred during the period from July 1, 1998 to August 6, 1998:

     (1) On July 1, the Company repaid the mortgage note on the 175 Federal Street Property in the amount of approximately $12.5 million.

     (2) The Company purchased the following Office Properties from unaffiliated parties. Each property acquisition was funded from the Company's credit facilities, working capital, assumption of mortgage debt, the issuance of promissory notes or issuance of Units.

                                                    Date            Square                       Purchase Price
 Property                     Location            Acquired           Feet       Occupancy (a)    (in thousands)
-------------------    ---------------------   ---------------   ------------  ---------------  ----------------
Northland Plaza        Bloomington, MN           July 2, 1998       296,965         97.8%           $47,051
4949 South Syracuse    Denver, CO                July 15, 1998       62,633         96.4%             8,255
One Park Square        Albuquerque, NM           July 15, 1998      262,020         79.5%            36,311
The Solarium           Greenwood Village, CO     July 15, 1998      165,752         96.8%            19,467
Metropoint I           Denver, CO                July 15, 1998      263,719         98.7%            45,697
Terrace Building       Greenwood Village, CO     July 15, 1998      115,408         85.2%            15,430
Second & Spring        Seattle, WA               July 29, 1998      134,871         72.6%            20,130
                                                                 ------------                   ----------------
                                                                   1,301,368                       $192,341
                                                                 ============                   ================

     (a) As of June 30, 1998.

     (3) On July 14, 1998, the Company filed a registration statement with the Securities and Exchange Commission with respect to the resale of 25,956,661 Common Shares.

     (4) On July 15, 1998, the Board of Trustees of the Company declared a third quarter dividend for the Series B Preferred Shares of $.65625 per share, based on a full quarterly distribution and an annualized distribution of $2.625 per share. The distribution will be paid on August 17, 1998 to shareholders of record as of August 3, 1998.

     (5) On July 15, 1998, the Company purchased the $290 million first mortgage note on Park Avenue Tower in New York for approximately $245.0 million. The property consists of approximately 550,894 square feet.

     (6) On July 22, 1998, the Operating Partnership completed the registration with the Securities and Exchange Commission of $2.0 billion of unsecured debt securities and warrants exercisable for debt securities in amounts, at initial prices and on terms to be determined at the time of offering. The securities may be exchanged separately or together, in separate series in amounts, at prices and on terms described in one or more supplements to the prospectus.

     (7) On July 22, 1998, the Company completed the registration with the Securities and Exchange Commission of $1.5 billion of Common Shares, preferred shares and warrants at prices and on terms to be determined at the time of offering. The Company may exchange the securities separately or together, in separate series in amounts, at prices and on terms described in one or more supplements to the prospectus.

     (8) On July 22, 1998, the Company completed the registration with the Securities and Exchange Commission of the resale by a selling shareholder of the 1,628,009 Common Shares issued in a private placement in April 1998.

     (9) On July 29, 1998, the Company completed the purchase of 50,000 shares of Capital Trust 8.25% Step Up Convertible Trust Preferred Securities, $1,000 liquidation preference per share, for $50 million, in a private placement. Mr. Zell, Chairman of the Board of Trustees of the Company, is also chairman of the board at Capital Trust. The preferred shares are convertible at any time by the holders into common shares at a conversion price of $11.70, reflecting a 30% conversion premium over Capital Trust's common share price at the close of business on Friday, July 24, 1998. The preferred shares are non-callable for five years, and have a 20 year maturity. The annual dividend will be paid on September 30 and each calendar quarter thereafter; commencing in year seven, the dividend will step up by 75 basis points per annum. In connection with the investment, Capital Trust has granted the right to the investors to participate in certain strategic lending opportunities.

    (10) In July 1998, the Company entered into a joint venture agreement with an unaffiliated party to develop Metropoint II, a $22.8 million, 150,000 square foot office building, which is currently under construction in Denver, CO. The Company acquired a 70% interest in the building while the unaffiliated party retained a 30% interest and will continue as a developer of the project. The six-story development is scheduled for completion in December 1998.

     (11) In July, 1998, the Company entered into a joint venture agreement with the Wright Runstad Company, an affiliated party, to develop Sunset North Corporate Campus, a three building, 462,000 square-foot office complex in Bellevue, Washington. Development of the campus is estimated to cost approximately $98.0 million. The first of the three buildings is scheduled for completion in June 1999. The Company will own 80% of the project during its development and will have the option to acquire the remaining 20% interest once stabilized occupancy has been achieved.

     (12) In July 1998, the Company's entered into an agreement to purchase World Trade Center East, a 187,000 square foot office building in Seattle, Washington. The building, scheduled for completion in March 1999, is 100% preleased to a single tenant. After the tenant takes full occupancy in early 2000, the Company will purchase the building for approximately $38.5 million

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

     The following discussion and analysis of the consolidated financial condition and consolidated and combined results of operations should be read in conjunction with the Consolidated Financial Statements of the Company and the Combined Financial Statements of Equity Office Predecessors, and Notes thereto contained herein. All references to the historical activities of the Company prior to July 11, 1997, the date of the Company's initial public offering (the "IPO") contained in this "Management's Discussion and Analysis of Financial Condition and Results of Operations" refer to the activities of the Equity Office Predecessors. Terms employed herein as defined terms, but without definition, shall have the meaning set forth in the Company's Annual Report on Form 10-K, as amended by Form 10-K/A, for the year ended December 31, 1997. Statements contained in this "Management's Discussion and Analysis of Financial Condition and Results of Operations" which are not historical facts may be forward-looking statements within the meaning of Section 21E of the Exchange Act. The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward looking statements contained in Section 21E of the Exchange Act and are included for purposes of complying therewith. Such statements are subject to certain risks and uncertainties which could cause actual results to differ materially from those projected. Readers are cautioned not to place undue reliance on these forward-looking statements which speak only as of June 30, 1998.

     During the period from January 1, 1998 to June 30, 1998, the Company acquired an additional 13 Office Properties containing approximately 6.0 million square feet and one parking facility. The aggregate purchase price for these acquisitions was approximately $1.1 billion. Excluded in these figures is the James K. Polk Building and the Zachary Taylor Building containing approximately 902,371 square feet which the Company owned a 10% interest in and acquired the remaining 90% interest for approximately $153.5 million on May 22, 1998. Also excluded in these figures is the 215 Fremont Street property acquired on April 29, 1998, which contains approximately 265,000 square feet and will undergo a major redevelopment prior to re-tenanting. In addition, the Company was active in the capital markets. Below is a schedule of significant capital events that have taken place (see Liquidity and Capital Resources below for the details of these transactions):

- In February 1998, the Company completed the $1.25 Billion Notes Offering and the $250 Million MOPPRS Offering.
- In February 1998, the Company completed the $300 Million Series B Preferred Shares Offering.
- In April 1998, the Company completed a private placement of 1,628,009 Common Shares at $28.5625 per share for net proceeds of approximately $44.1 million.
- In June 1998, the Company completed the $775 Million Notes Offering and 300,000 warrants for a potential additional $300 million in unsecured notes.

Results of Operations

General

     The following discussion is based primarily on the Consolidated Financial Statements of the Company and the Combined Financial Statements of Equity Office Predecessors, as applicable, as of June 30, 1998 and December 31, 1997 and for the three and six month periods ended June 30, 1998 and 1997, respectively.

     The Company receives income primarily from rental revenue from Office Properties (including reimbursements from tenants for certain operating costs) and from parking revenue from Office Properties and stand-alone Parking Facilities.

     As of June 30, 1998, the Company owned or had an interest in 271 Office Properties totaling approximately 71.3 million square feet, and 17 stand-alone Parking Facilities with approximately 16,749 spaces (the "Total Portfolio"). Of the Total Portfolio, 82 of these Office Properties totaling approximately 28.7 million square feet and ten Parking Facilities were acquired prior to January 1, 1997; 176 Office Properties totaling approximately 36.6 million square feet and seven Parking Facilities were acquired in 1997; and 13 Office Properties totaling approximately 6.0 million square feet were acquired during the six months ended June 30, 1998. As a result of this rapid growth in the size of the Total Portfolio, the financial data presented shows large increases in revenues and expenses from period to period. For the foregoing reasons, the Company does not believe its period to period financial data are comparable. Therefore, the analysis below shows changes resulting from Properties that were held during the entire period for the periods being compared (the "Core Portfolio") and the changes in the Total Portfolio. The Core Portfolio for the comparison between the six months ended June 30, 1998 and 1997 consists of 81 Office Properties totaling approximately 28.2 million square feet and ten Parking Facilities acquired prior to January 1, 1997. The Core Portfolio for the comparison between the three months ended June 30, 1998 and 1997 consists of 85 Office Properties totaling approximately 28.8 million square feet and ten Parking Facilities acquired prior to April 1, 1997. The Core Portfolio for these comparisons excludes Barton Oaks Plaza II, a 118,529 square foot office property which was sold in January 1997, 8383 Wilshire, a 417,463 square foot office property, which was sold in May 1997, and 28 State Street, a 570,040 square foot Office Property, which was undergoing major redevelopment for the periods discussed.

Comparison of three months ended June 30, 1998 to the three months ended June 30, 1997.

The table below represents selected operating information for the Total Portfolio and for the Core Portfolio which consists of the 85 Office Properties and ten Parking Facilities acquired prior to April 1, 1997.

                                                 Total Portfolio                                Core Portfolio
                                ---------------------------------------------  -----------------------------------------------
                                                         Increase/      %                               Increase/        %
                                   1998        1997     (Decrease)    Change       1998        1997     (Decrease)     Change
                                ----------  ----------  -----------  --------   ---------   ---------  ------------  ---------
                                                                    (Dollars in thousands)
Property revenues                $395,298    $ 159,741   $ 235,557    147.5%     $165,973    $148,767     $17,206        11.6%
Fees from noncombined affiliates    1,507        1,240         267      21.5            -           -           -            -
Interest income                     3,139        4,238     (1,099)    (25.9)          188         480       (292)       (60.8)
                                ---------   ----------  ----------  --------    ---------   ---------  ----------  -----------
    Total revenues                399,944      165,219     234,725     142.1      166,161     149,247      16,914         11.3
                                ---------   ----------  ----------  --------    ---------   ---------  ----------  -----------
Interest expense                   76,070       39,946      36,124      90.4       20,918      36,697    (15,779)       (43.0)
Depreciation and amortization      72,461       32,328      40,133     124.1       29,138      30,110       (972)        (3.2)
Property operating expenses       137,108       60,805      76,303     125.5       57,888      54,921       2,967          5.4
Ground rent                         1,934        1,156         778      67.3        1,148       1,148           -            -
General and administrative         14,492        7,653       6,839      89.4          208          60         148        246.7
                                ---------   ----------  ----------  --------    ---------    --------   ---------   ----------
    Total expenses                302,065      141,888     160,177     112.9      109,300     122,936    (13,636)       (11.1)
                                ---------   ----------  ----------  --------    ---------    --------   ---------   ----------
Income before allocation to
 minority interests, income
 from investment in
 unconsolidated joint
 ventures, gain on sale
 of real estate and
 extraordinary items               97,879       23,331      74,548     319.5       56,861      26,311      30,550        116.1
Minority interests               ( 9,798)        (350)     (9,448)   2,699.4        (473)       (339)       (134)         39.5
Income from unconsolidated
 joint ventures                     1,392        1,103         289      26.2          663         315         348        110.5
Gain on sale of real estate
 and extraordinary items           ( 547)        6,769     (7,316)   (108.1)            -           -           -            -
                                ---------   ----------  ----------  --------    ---------    --------   ---------   ----------
Net income                       $ 88,926     $ 30,853    $ 58,073    188.2%     $ 57,051    $ 26,287    $ 30,764       117.0%
                                =========   ==========  ==========  ========    =========    ========   =========   ==========
Property revenues less property
 operating expenses before
 depreciation and amortization,
 general and administrative,
 ground rent and interest
 expense                         $258,190     $ 98,936    $159,254    161.0%     $108,085    $ 93,846    $ 14,239        15.2%
                                =========   ==========  ==========  ========     ========    ========   =========   ==========

Property Revenues: The increase in rental revenues, tenant reimbursements, parking income and other income ("Property Revenues") in the Core Portfolio resulted from a combination of occupancy and rental rate increases. The weighted average occupancy of the Core Portfolio increased from approximately 92.6% at April 1, 1997 to 95.7% as of June 30, 1998. This increase represents approximately 927,400 square feet of additional occupancy in the Core Portfolio between April 1, 1997 and June 30, 1998. Property Revenues for the Total Portfolio include lease termination fees of approximately $5.2 million and $0.4 million for the three months ended June 30, 1998 and 1997, respectively, and Property Revenues for the Core Portfolio include lease termination fees of $0.9 million and $0.4 million for the three months ended June 30, 1998 and 1997, respectively (which are included in the other revenue category on the consolidated and combined statements of operations). These fees are related to specific tenants who have paid a fee to terminate their lease obligations before the end of the contractual term of the lease. Although the Company has historically experienced similar levels of such termination fees, there is no way of predicting the timing or amounts of future lease termination fees. The straight-line rent adjustment which is included in rental revenues for the Total Portfolio for the three months ended June 30, 1998 and 1997 was approximately $15.6 million and $ 3.8 million, respectively. The straight-line rent adjustment which is included in rental revenues for the Core Portfolio for the three months ended June 30, 1998 and 1997 was approximately $6.1 million and $3.8 million, respectively.

Interest Income: Interest income for the Total Portfolio decreased by approximately $1.1 million to $3.1 million for the three months ended June 30, 1998, compared to $4.2 million for the three months ended June 30, 1997. Prior to the Consolidation, each of the entities involved in the Consolidation needed to maintain separate cash reserves which in the aggregate were higher than the cash reserves the Company maintains going forward. Due to the availability of borrowings under the Credit Facilities, the Company currently maintains lower cash reserves which are targeted to be between $25 to $50 million (although the cash balance may at times be more or less in anticipation of pending acquisitions or other transactions). Although the lower cash balance will result in lower interest income in future periods, this loss in income is expected to be offset by savings on interest expense on the Credit Facilities.

Interest Expense: Interest expense increased approximately $36.1 million for the Total Portfolio to $76.1 million for the three months ended June 30, 1998 compared to $39.9 million for the three months ended June 30, 1997. This increase resulted from having higher debt outstanding in the second quarter of 1998 than during the comparable period of 1997. The increase in total debt and the related increase in interest expense was directly related to Property acquisitions. While the Company's total debt and total interest expense have increased due to acquisition activity, the total debt as a percentage of total assets decreased from approximately 51.8% of total assets at June 30, 1997 to 38.4% of total assets at June 30, 1998, and the Company's interest coverage ratio increased from 2.43 times in 1997 to 3.24 times in 1998. In addition, the weighted average interest rate on the Company's debt decreased from approximately 7.6% at June 30, 1997 to approximately 7.1% at June 30, 1998. The decrease in interest expense in the Core Portfolio of approximately $15.8 million is primarily due to the paydown of outstanding indebtedness with the IPO proceeds and the replacement of secured debt with unsecured debt.

Depreciation and Amortization: Depreciation and amortization increased for the Total Portfolio as a result of Properties acquired and capital and tenant improvements made at Properties in the Core Portfolio during 1997 and 1998 and the recording of substantially all the Company's assets and liabilities at their fair market value in connection with the Consolidation and the IPO.

Property Operating Expenses: Real estate taxes and insurance, repairs and maintenance, and property operating expenses ("Property Operating Expenses") increased approximately $3.0 million as compared to the prior period as a result of the following: Real estate taxes increased approximately $6.1 million from the prior period of which approximately $5.7 million related to a reduction in real estate tax expense recognized during the three months ended June 30, 1997, as a result of tax appeals. Real estate taxes increased an additional $.4 million during the three months ended June 30, 1998 as a result of higher property valuations and tax rates. Repairs and maintenance decreased approximately $2.1 million from the prior period of which approximately $1.0 million related to a nonrecurring expenditure at a single building incurred during the three months ended June 30, 1997. Insurance expense decreased approximately $.5 million from the prior period as a result of lower premiums incurred during the current period as a result of the Company's ability to achieve economies of scale on its insurance coverage.

General and Administrative Expenses: General and administrative expenses increased by approximately $6.8 million to $14.5 million for the three months ended June 30, 1998, compared to $7.7 million for the three months ended June 30, 1997. General and administrative expenses as a percentage of total revenues was approximately 3.6% and 4.6% for the three months ended June 30, 1998 and 1997, respectively. The primary reasons for the increase in general and administrative expenses are the significant increase in the size of the Company's portfolio and increased expenses associated with becoming a public company. While general and administrative expenses will continue to increase as the size of the Company's portfolio increases, it is anticipated that the Company will realize increased economies of scale with future growth.

Comparison of six months ended June 30, 1998 to the six months ended June 30, 1997.

The table below represents selected operating information for the Total Portfolio and for the Core Portfolio which consists of the 81 Office Properties and ten Parking Facilities acquired prior to January 1, 1997.


                                                  Total Portfolio                                   Core Portfolio
                                  -----------------------------------------------------  -------------------------------------------
                                                              Increase/      %                               Increase/       %
                                      1998         1997      (Decrease)    Change      1998        1997     (Decrease)     Change
--------------------------------  ----------   ----------   -----------  ---------  ----------  ---------  ------------   ---------
                                                                         (Dollars in thousands)
Property revenues                   $764,891   $ 308,212      $456,679     148.2%    $320,888    $290,139    $30,749        10.6%
Fees from noncombined affiliates       2,664       2,440           224        9.2           -           -          -            -
Interest income                        6,209       9,134       (2,925)     (32.0)         476         970      (494)       (50.9)
                                  -----------  ----------   -----------  ---------  ----------  ---------  ------------   ---------
       Total revenues                773,764     319,786       453,978      142.0     321,364     291,109     30,255         10.4

Interest expense                     145,954      76,301        69,653       91.3      41,790      72,270   (30,480)       (42.2)
Depreciation and amortization        140,253      60,409        79,844      132.2      56,267      55,682        585          1.1
Property operating expenses          273,335     117,803       155,532      132.0     113,400     108,459      4,941          4.6
Ground rent                            3,572       2,306         1,266       54.9       2,292       2,298        (6)         (.3)
General and administrative            28,440      14,726        13,714       93.1         211          80        131        163.8
                                  -----------  ----------   -----------  ---------  ----------  ---------  ------------   ---------
      Total expenses                 591,554     271,545       320,009      117.8     213,960     238,789   (24,829)       (10.4)
                                  -----------  ----------   -----------  ---------  ----------  ---------  ------------   ---------

Income before allocation to
 minority interests, income from
 investment in unconsolidated
 joint ventures, gain on sale of
 real estate and extraordinary
 items                               182,210      48,241       133,969      277.7     107,404      52,320     55,084        105.3
Minority interests                  (18,062)       (879)      (17,183)    1,954.8       (979)       (703)      (276)         39.3
Income from unconsolidated
 joint ventures                        5,026       2,025         3,001      148.2       1,364       1,239        125         10.1
Gain on sale of real estate and
 extraordinary items                 (7,506)      12,235      (19,741)    (161.3)           -           -          -            -
                                  -----------  ----------   -----------  ---------  ----------  ---------  ------------   ---------
Net income                          $161,668    $ 61,622      $100,046     162.4%    $107,789    $ 52,856    $54,933       103.9%
                                  ==========   ==========   ===========  =========  ==========  =========  ============   =========
Property revenues less property
 operating expenses before
 depreciation and amortization,
 general and administrative,
 ground rent and interest
 expense                            $491,556    $190,409      $301,147     158.2%    $207,488    $181,680    $25,808        14.2%
                                  ==========   ==========   ===========  =========  ==========  =========  ============   =========

Property Revenues: The increase in rental revenues, tenant reimbursements, parking income and other income ("Property Revenues") in the Core Portfolio resulted from a combination of occupancy and rental rate increases. The weighted average occupancy of the Core Portfolio increased from approximately 92.1% at January 1, 1997 to 95.7% as of June 30, 1998. This increase represents approximately 1,044,300 square feet of additional occupancy in the Core Portfolio between January 1, 1997 and June 30, 1998. Property Revenues for the Total Portfolio include lease termination fees of approximately $8.1 million and $2.7 million for the six months ended June 30, 1998 and 1997, respectively, and Property Revenues for the Core Portfolio include lease termination fees of $1.8 million and $2.7 million for the six months ended June 30, 1998 and 1997, respectively (which are included in the other revenue category on the consolidated and combined statements of operations). These fees are related to specific tenants who have paid a fee to terminate their lease obligations before the end of the contractual term of the lease. Although the Company has historically experienced similar levels of such termination fees, there is no way of predicting the timing or amounts of future lease termination fees. The straight-line rent adjustment which is included in rental revenues for the Total Portfolio for the six months ended June 30, 1998 and 1997 was approximately $32.7 million and $7.7 million, respectively. The straight-line rent adjustment which is included in rental revenues for the Core Portfolio for the six months ended June 30, 1998 and 1997 was approximately $13.8 million and $7.8 million, respectively.

Interest Income: Interest income for the Total Portfolio decreased by approximately $2.9 million to $6.2 million for the six months ended June 30, 1998, compared to $9.1 million for the six months ended June 30, 1997. Prior to the Consolidation, each of the entities involved in the Consolidation needed to maintain separate cash reserves which in the aggregate were higher than the cash reserves the Company maintains going forward. Due to the availability of borrowings under the Credit Facilities, the Company currently maintains lower cash reserves which are targeted to be between $25 to $50 million (although the cash balance may at times be more or less in anticipation of pending acquisitions or other transactions). Although the lower cash balance will result in lower interest income in future periods, this loss in income is expected to be offset by savings on interest expense on the Credit Facilities.

Interest Expense: Interest expense increased by approximately $69.7 million for the Total Portfolio to $146.0 million for the six months ended June 30, 1998 compared to $76.3 million for the six months ended June 30, 1997. This increase resulted from having higher debt outstanding in the six months ended June 30, 1998 than during the comparable period of 1997. The increase in total debt and the related increase in interest expense was directly related to Property acquisitions. While the Company's total debt and total interest expense have increased due to acquisition activity, the total debt as a percentage of total assets decreased from approximately 51.8% of total assets at June 30, 1997 to 38.4% of total assets at June 30, 1998, and the Company's interest coverage ratio increased from 2.46 times in 1997 to 3.23 times in 1998. In addition, the weighted average interest rate on the Company's debt decreased from approximately 7.6% at June 30, 1997 to approximately 7.1% at June 30, 1998. The decrease in interest expense in the Core Portfolio of approximately $30.5 million is primarily due to the paydown of outstanding indebtedness with the IPO proceeds and the replacement of secured debt with unsecured debt.

Depreciation and Amortization: Depreciation and amortization increased for the Total Portfolio as a result of Properties acquired and capital and tenant improvements made at Properties in the Core Portfolio during 1997 and 1998 and the recording of substantially all the Company's assets and liabilities at their fair market value in connection with the Consolidation and the IPO.

Property Operating Expenses: Real estate taxes and insurance, repairs and maintenance, and property operating expenses ("Property Operating Expenses") increased approximately $4.9 million as compared to the prior period as a result of the following: Real estate taxes increased approximately $7.6 million from the prior period of which approximately $5.9 million related to a reduction in real estate tax expense recognized during the six months ended June 30, 1997, as a result of tax appeals. Real estate taxes increased an additional $1.7 million during the six months ended June 30, 1998 as a result of higher property valuations and tax rates. Repairs and maintenance decreased approximately $1.2 million from the prior period of which approximately $1.0 million related to a nonrecurring expenditure at a single building incurred during the six months ended June 30, 1997. Insurance expense decreased approximately $.7 million from the prior period as a result of lower premiums incurred during the current period as a result of the Company's ability to achieve economies of scale on its insurance coverage.

General and Administrative Expenses: General and administrative expenses increased by approximately $13.7 million to $28.4 million for the six months ended June 30, 1998, compared to $14.7 million for the six months ended June 30, 1997. General and administrative expenses as a percentage of total revenues was approximately 3.7% and 4.6% for the six months ended June 30, 1998 and 1997, respectively. The primary reasons for the increase in general and administrative expenses are the significant increase in the size of the Company's portfolio and increased expenses associated with becoming a public company. While general and administrative expenses will continue to increase as the size of the Company will realize increased economies of scale with future growth.

Parking Operations

The Total Portfolio and Core Portfolio selected operating information for the three and six months ended June 30, 1998 and 1997 presented above includes results of operations from the Parking Facilities. Summarized information for the Parking Facilities is presented below.

Comparison of the Three Months Ended June 30, 1998 to the Three Months Ended June 30, 1997.


                                           Total Parking Portfolio                           Core Parking Portfolio
                                  ----------------------------------------     -------------------------------------------
                                                      Increase/      %                               Increase/       %
                                    1998     1997    (Decrease)    Change        1998       1997    (Decrease)     Change
                                  -------  -------   ----------  ---------     --------  --------   ----------  ----------
                                                                 (Dollars in thousands)
Property revenues                  $7,498   $5,322       $2,176      40.9%       $5,850    $5,321         $529        9.9%
Interest income                         4       49         (45)     (91.8)            4        49         (45)      (91.8)
                                 --------  -------   ----------  ---------     --------  --------   ----------  ----------
    Total revenues                  7,502    5,371        2,131       39.7        5,854     5,370          484         9.0
                                 --------  -------   ----------  ---------     --------  --------   ----------  ----------
Interest expense                    1,622      813          809       99.5        1,371       812          559        68.8
Depreciation and amortization       1,402      819          583       71.2        1,092       816          276        33.8
Property operating expenses         2,193    1,204          989       82.1        1,691     1,204          487        40.4
                                 --------  -------    ---------   --------     --------  --------   ----------  ----------
    Total expenses                  5,217    2,836        2,381       84.0        4,154     2,832        1,322        46.7
                                 --------  -------    ---------   --------     --------  --------   ----------  ----------
Income before allocation to
   minority interests and
   income from investment
   in unconsolidated joint
   ventures                         2,285    2,535        (250)      (9.9)        1,700     2,538        (838)      (33.0)
Minority interests                   (75)     (62)         (13)       21.0         (75)      (62)         (13)        21.0
Income from unconsolidated
   joint ventures                     430      786        (356)     (45.3)            -         -           -            -
                                 --------  -------   ----------   --------     --------  --------   ----------  ----------
Net income                         $2,640   $3,259       $(619)    (19.0)%       $1,625    $2,476       $(851)     (34.4)%
                                 ========  =======   ==========   ========     ========  ========   ==========  ==========
Property revenues less property
   operating expenses before
   depreciation and amortization
   and interest expense            $5,305   $4,118       $1,187      28.8%       $4,159   $ 4,117          $42        1.0%
                                 ========  =======   ==========   ========     ======== =========   ==========  ==========

Comparison of the Six Months Ended June 30, 1998 to the Six Months Ended June 30, 1997.

                                             Total Parking Portfolio                           Core Parking Portfolio
                                   ------------------------------------------     ----------------------------------------------
                                                         Increase/      %                                  Increase/      %
                                     1998      1997     (Decrease)    Change        1998        1997      (Decrease)    Change
                                   --------  --------   ----------   --------     --------    --------    ----------  ----------
                                                                     (Dollars in thousands)
Property revenues                   $14,443    $9,972       $4,471      44.8%      $11,039      $9,972        $1,067       10.7%
Interest income                          37       114         (77)     (67.5)           37         114          (77)      (67.5)
                                   --------  --------   ----------   --------     --------    --------    ----------   ---------
     Total revenues                  14,480    10,086        4,394       43.6       11,076      10,086           990         9.8
                                   --------  --------   ----------   --------     --------    --------    ----------   ---------

Interest expense                      3,234     2,071        1,163       56.2        2,740       2,071           669        32.3
Depreciation and amortization         2,805     1,635        1,170       71.6        2,184       1,631           553        33.9
Property operating expenses           4,080     2,387        1,693       70.9        3,133       2,388           745        31.2
                                   --------  --------   ----------   --------     --------    --------    ----------    --------
     Total expenses                  10,119     6,093        4,026       66.1        8,057       6,090         1,967        32.3
                                   --------  --------   ----------   --------     --------    --------    ----------    --------

Income before allocation to
  minority interests and
  income from investment in
  unconsolidated joint ventures       4,361     3,993          368        9.2        3,019       3,996         (977)      (24.4)
Minority interests                    (144)     (122)         (22)       18.0        (144)       (122)          (22)        18.0
Income from unconsolidated
  joint ventures                      1,111       786          325       41.3            -           -             -           -
                                   --------  --------   ----------   --------     --------    --------    ----------    --------
Net income                           $5,328    $4,657         $671      14.4%       $2,875      $3,874        $(999)     (25.8)%
                                   ========  ========   ==========   ========     ========    ========    ==========    ========
Property revenues less property
  operating expenses before
  depreciation and amortization
  and interest expense              $10,363    $7,585       $2,778      36.6%       $7,906      $7,584          $322        4.2%
                                   ========  ========   ==========   ========     ========    ========    ==========    ========

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

      The Company intends to continue to fund recurring capital costs and non-revenue enhancing tenant improvements from cash from operations and draws under the $1.0 Billion Credit Facility. The Company also expects that the $1.0 Billion Credit Facility will provide for temporary working capital, unanticipated cash needs, and funding of acquisitions.

      The anticipated size of the Company's distributions will not allow the Company, using only cash from operations, to retire all of its debt as it comes due and, therefore, the Company will be required to repay maturing debt with funds from debt and/or equity financing.

Debt Financing

      The table below summarizes the mortgage debt, unsecured notes and Credit Facility indebtedness outstanding at June 30, 1998 and December 31, 1997, including a net premium on mortgage debt and unsecured notes (net of accumulated amortization of approximately $ 2.6 million and $2.1 million) of approximately $6.2 million and $ 1.2 million, respectively, recorded in connection with the Company's Consolidation, debt assumed in connection with certain of the Company's acquisitions, and unsecured notes.

(Dollars in thousands)                        June 30, 1998          December 31, 1997
----------------------------------------     ---------------        -------------------

Debt Summary:
Balance
  Fixed rate............................         $4,578,713                 $2,219,496
  Variable rate.........................            360,736                  2,064,821
                                             ---------------        -------------------
    Total...............................         $4,939,449                 $4,284,317
                                             ===============        ===================
Percent of total debt:
  Fixed rate............................              92.7%                      51.8%
  Variable rate.........................               7.3%                      48.2%
                                             ---------------        -------------------
    Total...............................             100.0%                     100.0%
                                             ===============        ===================
Weighted average interest
 rate at end of period:
  Fixed rate............................               7.2%                       7.5%
  Variable rate.........................               6.5%                       6.9%
                                             ---------------        -------------------
  Weighted average......................               7.1%                       7.2%
                                             ===============        ===================

      The variable rate debt shown above bore interest at a 30-day LIBOR-based floating interest rate. The 30-day LIBOR at June 30, 1998 was approximately 5.7%; therefore, the weighted average spread of the Company's interest rate over LIBOR at June 30, 1998 was approximately .8%.

Mortgage Financing

     As of June 30, 1998, the Company's total mortgage debt (excluding the Company's share of unconsolidated debt of approximately $121.7 million) consisted of approximately $2.1 billion of fixed rate debt with a weighted average interest rate of approximately 7.6% and $30.7 million of variable rate debt bearing interest at the 30-day LIBOR plus 1%. The Company's mortgage debt at June 30, 1998 will mature as follows:

             Dollars in thousands
             1998..................................     $124,878
             1999..................................       52,908
             2000..................................      158,451
             2001..................................      432,997
             2002..................................       69,583
             Thereafter............................    1,271,519
                                                      ----------
                Subtotal...........................    2,110,336
             Net premium (net of accumulated
               amortization of $2.6 million).......        1,688
                                                      ----------
                Total..............................   $2,112,024
                                                      ==========

     The instruments encumbering the Properties restrict transfer of the Properties, prohibit liens and require payment of taxes on the Properties, maintenance of the Property in good condition, maintenance of insurance on the Property and obtaining lender consent to leases with material tenants.

Credit Facilities

     Lines of Credit. On May 29, 1998, the Company amended and restated the $600 Million Credit Facility to a $1.0 billion unsecured revolving credit facility (the "$1.0 Billion Credit Facility"). The $1.0 Billion Credit Facility matures on May 29, 2001. The Company incurred fees of approximately $2.5 million at the closing of the $1.0 Billion Credit Facility which will be amortized over the term along with approximately $1.0 million of unamortized deferred financing costs on the $600 Million Credit Facility which will also be amortized over the term. The interest rate is based on the Company's investment grade credit rating on its unsecured debt and is currently LIBOR plus 60 basis points and the facility fee is equal to .20% per annum. In addition, a competitive bid option, whereby the lenders participating in the facility bid on the interest rate to be charged, is available for up to $350 million of the facility. Subsequent to June 30, 1998, an additional $816.5 million has been drawn on the $1.0 Billion Credit Facility for property acquisitions.

     Term Loan Facility. On May 29, 1998, the Company terminated the $1.5 Billion Credit Facility. Approximately $.5 million of unamortized deferred financing costs were recognized as an extraordinary loss during the three months ended June 30, 1998.

Unsecured Notes

     $180 Million Notes Offering. In September 1997, the Company completed the $180 Million Notes Offering. The terms of the $180 Million Notes Offering consist of four tranches with maturities from seven to ten years.

     $1.25 Billion Notes Offering. In February 1998, the Company completed the $1.25 Billion Notes Offering. The $1.25 Billion Notes consist of four tranches with maturities of five to twenty years.

     $250 MandatOry Par Put Remarketed Securities Offering. In February 1998, the Company completed the $250 Million MOPPRS Offering. The MOPPRS are subject to mandatory tender on February 15, 2002.

     $775 Million Unsecured Notes and 300,000 Warrants Offering. In June
1998, the Company completed the $775 Million Notes Offering. The $775
Million Notes consist of three tranches with maturities of six to thirty years.

The table below summarizes the Company's unsecured notes as of June 30, 1998:


                                                             Amount                  Stated                Effective
                           Tranche                       (in thousands)               Rate                 Rate (A)
            --------------------------------------    ---------------------    -------------------    --------------------
              4 Year MOPPRS due 2002                              $250,000           6.38%                   6.30%
              5 Year Notes due 2003                                300,000           6.38%                   6.73%
              6 Year Notes due 2004                                250,000           6.50%                   6.68%
              7 Year Notes due 2004                                 30,000           7.24%                   7.26%
              7 Year Notes due 2005                                400,000           6.63%                   7.02%
              8 Year Notes due 2005                                 50,000           7.36%                   7.69%
              9 Year Notes due 2006                                 50,000           7.44%                   7.74%
              9 Year Notes due 2007                                300,000           6.76%                   6.76%
              10 Year Notes due 2007                                50,000           7.41%                   7.70%
              10 Year Notes due 2008                               300,000           6.75%                   7.01%
              20 Year Notes due 2018                               250,000           7.25%                   7.54%
              30 Year Notes due 2028                               225,000           7.25%                   7.31%
                                                      ---------------------    -------------------    --------------------
                 Subtotal                                        2,455,000           6.76%                   6.97%
                                                                               ===================    ====================
                 Net premium (net of accumulated
                    amortization of $.1 million)                     4,481
                                                      ---------------------
                 Total                                          $2,459,481
                                                      =====================

(A) Includes the cost of the terminated interest rate protection agreements, offering and transaction costs, the premium on the warrants and the discount on unsecured notes.

     The Company filed a registration statement, which was declared effective on July 18, 1998, relating to an offer to exchange the $180 Million Notes, the $1.25 Billion Notes and the $250 Million MOPPRS for registered securities of the Company with terms identical in all material respects to the terms of the existing notes. This exchange offer expired on July 30, 1998.

     Restrictions and Covenants. Agreements or instruments relating to the unsecured notes and lines of credit contain certain restrictions and requirements regarding total debt to assets ratios, secured debt to total assets ratios, debt service coverage ratios, minimum ratio of unencumbered assets to unsecured debt and other limitations.

Equity Securities

Below is a summary of the equity securities issued in connection with various transactions occurring since March 31, 1998:

- During the three months ended June 30, 1998 there were 501,938 Common Share options exercised, 3,368 Units issued in connection with a property acquisition and 1,167 Units redeemed.

- In April 1998, the Company completed a private placement of 1,628,009 Common Shares at $28.5625 per share for net proceeds of approximately $44.1 million.

Cash Flows

Six Months Ended June 30, 1998 compared to June 30, 1997

     Cash and cash equivalents decreased by approximately $176.1 million, to approximately $52.8 million at June 30, 1998, compared to $228.9 million at December 31, 1997. This decrease was the result of approximately $1,276.0 million invested in new acquisitions, capital and tenant improvements, payment of leasing commissions, and an increase in escrow deposits and restricted cash offset by distributions from investments in unconsolidated joint ventures reduced by $754.2 million provided by financing activities and approximately $345.7 million of cash generated by operations. Net cash provided by operating activities increased by approximately $255.0 million to approximately $345.7 million from $90.7 million primarily due to the additional cash flow generated by the increase in the number of Properties owned. Net cash used for investing activities increased by approximately $703.4 million from $572.6 million to $1,276.0 million mainly due to an increase in the amount of real estate assets purchased during the six months ended June 30, 1998 compared to the six months ended June 30, 1997 reduced by an increase in distributions received from investments in unconsolidated subsidiaries. Net cash provided by financing activities increased by approximately $439.7 million from $314.5 million provided by financing activities in the six months ended June 30, 1997 to $754.2 million provided by financing activities in the six months ended June 30, 1998 due primarily to the proceeds from the unsecured notes offerings and issuances of Common Shares and preferred shares reduced primarily by a net paydown in the Company's Credit Facilities and distributions to common shareholders, unitholders and preferred shareholders.

Capital Improvements

      The Company has a history of acquiring and repositioning undercapitalized and poorly managed properties, many of which have required significant capital improvements due to deferred maintenance and/or required substantial renovation to enable them to compete effectively. A number of the Properties also have had significant amounts of shell space requiring build out at the time of acquisition. The Company takes these capital improvements and revenue enhancing tenant improvements into consideration at the time of acquisition in determining the amount of equity and debt financing required to purchase the property and fund the improvements. Therefore, capital improvements made during the first five years after acquisition of these Properties are treated separately from typical recurring capital expenditures, non-revenue enhancing tenant improvements and leasing commissions required once these Properties have reached stabilized occupancy, and deferred maintenance and renovations planned at the time of acquisition have been completed. Capital improvements (including tenant improvements and leasing commissions for shell space) for the six months ended June 30, 1998 were approximately $30.3 million or $.42 per square foot.

      The Company considers capital expenditures to be recurring expenditures relating to the on-going maintenance of the Office Properties. The table below summarizes capital expenditures for the six months ended June 30, 1998. The capital expenditures set forth below are not necessarily indicative of future capital expenditures.

                                                                    For the six months ended
                                                                          June 30, 1998
                                                                   ---------------------------
Number of Office Properties......................................              271
Rentable Square Feet (in millions)...............................             71.3
Capital Expenditures per square foot.............................             $.05

Tenant Improvements and Leasing Commission Costs

      The Company distinguishes its tenant improvements and leasing commissions between those that are revenue enhancing (i.e., required for space which is vacant at the time of acquisition or that has been vacant for nine months or more) and non-revenue enhancing (i.e., required to maintain the revenue being generated from currently leased space). The table below summarizes the revenue enhancing and non-revenue enhancing tenant improvements and leasing commissions for the six months ended June 30, 1998. The tenant improvement and leasing commission costs set forth below are presented on an aggregate basis and do not reflect significant regional variations and, in any event, are not necessarily indicative of future tenant improvement and leasing commission costs:

                                                                     For the six months ended June 30,
                                                                                    1998
                                                                    -----------------------------------
Number of Office Properties.......................................                  271
Rentable square feet (in millions)................................                 71.3
Revenue enhancing tenant improvements and leasing
  commissions:
  Amounts (in thousands)..........................................              $16,252
  Per square foot improved........................................                15.70  (1)
  Per total square foot...........................................                  .46  (2)
Non-revenue enhancing tenant improvements and leasing commissions:
Renewal space
  Amounts (in thousands)..........................................              $15,178
  Per square foot improved........................................                 8.82  (1)
  Per total square foot...........................................                  .43  (2)
Retenanted space
  Amounts (in thousands)..........................................              $14,977
  Per square foot improved........................................                17.46  (1)
  Per total square foot...........................................                  .42  (2)
                                                                    --------------------
Total non-revenue enhancing (in thousands)........................              $30,155
Per square foot improved..........................................                11.69  (1)
Per total square foot.............................................                  .85  (2)

(1) The per square foot calculations as of June 30, 1998 are calculated taking the total dollars anticipated to be expended on tenant improvements for tenants taking occupancy during the six months ended June 30, 1998, divided by the total square footage being improved or total building square footage. The actual amounts expended as of June 30, 1998 for revenue enhancing, non-revenue enhancing renewal and released space were $14.1 million, $10.9 million and $25.1 million, respectively.
(2) The amounts shown have been annualized to reflect a full year of comparable operation. The actual costs per total square foot as of June 30, 1998 for revenue enhancing and non-revenue enhancing renewal and released space were $.23, $.21 and $.21, respectively.

Development

     In connection with the Beacon Merger and other acquisitions, the Company acquired certain Properties that are currently in various stages of development or pre-development. The Company funds these developments with proceeds from working capital and the Credit Facilities. Specifically indentifiable direct and indirect acquisition, development and construction costs are capitalized including, where applicable, salaries and related costs, real estate taxes, interest and certain pre-construction costs essential to the deveopment of a property. As of June 30, 1998, the Company has incurred approximately $208.7 million of costs in connection with the properties being developed.

     The Company has entered into agreements to purchase the following properties upon their completion:
(1) The Rand Tower Garage located in Minneapolis, Minnesota will be purchased upon completion which is anticipated to be in January 1999. The purchase price for this 589 space parking facility will be approximately $19.0 million.
(2) The Prominence in Buckhead, an office building under development in the Buckhead sub-market of Atlanta, Georgia, which will consist of a 430,000 square foot office building and 1,350 parking spaces, will be acquired upon its completion which is anticipated to be in mid-1999. The purchase price will also include an 11.88 acre site that may be used to develop Phase II of Prominence. There are no immediate plans to develop the 11.88 acre site, which is zoned for a 420,000 square foot office tower. The purchase price for the described assets will be approximately $70.0 million.
(3) The Colonnade III, an office building under development in Dallas, Texas, which will consist of a 375,000 square foot office building, will be acquired upon its scheduled completion in September 1998. The purchase price will be determined at the date of close, based on a pre-determined formula factored for leased and unleased space, and is estimated at approximately $60.0 million.
(4) In July 1998, the Company's Board of Trustees approved the purchase of the World Trade Center East Project in Seattle, Washington upon its scheduled completion in mid-2000. The property, which will consist of 187,000 square feet, will cost approximately $38.5 million.
The above transactions are contingent upon certain terms and conditions as set forth in their respective purchase agreements. There can be no assurance that these transactions will be consummated as described above.

     In addition to the properties described above, the Company also owns various lands parcels available for development, however, no significant development activity is taking place on these sites at this time.

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

     The following table reflects the calculation of the Company's and Equity Office Predecessors' Funds from Operations for the three month periods ended June 30, 1998 and 1997 on a historical basis:


                                                        Three Months Ended June 30,
(Dollars in thousands)                                      1998         1997
-----------------------------------------------------------------------------------
Income before allocation to minority interests,
  income from investment in unconsolidated
  joint ventures, gain on sale of real estate
  and extraordinary items:                                 $97,879          $23,331
Add back (deduct):
  (Income) allocated to minority interests for               (498)            (350)
   partially owned properties
  Income from investment in unconsolidated
   joint ventures                                            1,392            1,103
  Depreciation and amortization (real
   estate related)                                          73,592           31,542
  Net amortization of net premium on
   mortgage debt                                               257                -
  Preferred dividends                                      (8,432)                -
                                                          --------         --------
Funds from Operations before effect of adjusting
  straight-line rental revenue and expense
  included in Funds from Operations to a cash
  basis (1)                                                164,190           55,626
                                                          --------         --------
  Deferred rental revenue                                 (15,601)          (3,791)
  Deferred rental expense                                      751              549
                                                          --------         --------
Funds from Operations excluding straight-line
  rental revenue and expense adjustments                  $149,340          $52,384
                                                          ========         ========
Operating Partnership Funds from Operations               $164,190
Company's share of Operating Partnership                     89.6%
                                                          --------
Company's share of Funds from Operations                  $147,193
                                                          ========
Cash Flow Provided By (Used For):
  Operating Activities                                $    234,926       $   49,586
  Investing Activities                                $(1,005,038)       $(463,127)
  Financing Activities                                $    811,182       $  280,405

Ratio of earnings to combined fixed charges
  and preferred share distributions                           1.96             1.52


          The following table reflects the calculation of the Company's and Equity Office Predecessors' Funds from Operations for the six month periods ended June 30, 1998 and 1997 on a historical basis:

                                                                                              Six Months Ended June 30,
                    (Dollars in thousands)                                                    1998                1997
                    -----------------------------------------------------------------------------------------------------
                     Income before allocation to minority interests,
                       income from investment in unconsolidated
                       joint ventures, gain on sale of real estate and
                       extraordinary items:                                                 $182,210              $48,241
                     Add back (deduct):
                       (Income) allocated to minority interests for
                         partially owned properties                                          (1,036)                (879)
                       Income from investment in unconsolidated
                         joint ventures                                                        5,026                2,025
                       Depreciation and amortization (real estate related)                   142,998               58,994
                       Net amortization of net premium on mortgage debt                          531                    -
                       Preferred dividends                                                  (14,703)                    -
                                                                                        ------------           ----------
                     Funds from Operations before effect of adjusting
                       straight-line rental revenue and expense included
                       in Funds from Operations to a cash basis (1)                          315,026              108,381
                                                                                        ------------           ----------
                       Deferred rental revenue                                              (32,720)              (7,690)
                       Deferred rental expense                                                 1,306                1,098

                     Funds from Operations excluding straight-line                      ------------           ----------
                       rental revenue and expense adjustments                               $283,612             $101,789
                                                                                        ============           ==========

                     Operating Partnership Funds from Operations                            $315,026
                     Company's share of Operating Partnership                                  89.6%
                                                                                        ------------
                     Company's share of Funds from Operations                               $282,319
                                                                                        ============

                     Cash Flow Provided By (Used For):
                       Operating Activities                                             $    345,691           $   90,673
                       Investing Activities                                             $(1,275,985)           $(572,633)
                       Financing Activities                                             $    754,192           $  314,525

                     Ratio of earnings to combined fixed charges
                       and preferred share distributions                                        1.95                 1.56


(1) The White Paper on Funds from Operations approved by the Board of Governors of the National Association of Real Estate Investment Trusts ("NAREIT") in March 1995 defines Funds from Operations as net income (loss) (computed in accordance with GAAP), excluding gains (or losses) from debt restructuring and sales of properties, plus real estate related depreciation and amortization and after adjustments for unconsolidated partnerships and joint ventures. The Company believes that Funds from Operations is helpful to investors as a measure of the performance of an equity REIT because, along with cash flow from operating activities, financing activities and investing activities, it provides investors with an indication of the ability of the Company to incur and service debt, to make capital expenditures and to fund other cash needs. The Company computes Funds from Operations in accordance with standards established by NAREIT which may not be comparable to Funds from Operations reported by other REITs that do not define the term in accordance with the current NAREIT definition or that interpret the current NAREIT definition differently than the Company. Funds from Operations does not represent cash generated from operating activities in accordance with GAAP nor does it represent cash available to pay distributions and should not be considered as an alternative to net income (determined in accordance with GAAP) as an indication of the Company's financial performance or to cash flow from operating activities (determined in accordance with GAAP) as a measure of the Company's liquidity, nor is it indicative of funds available to fund the Company's cash needs, including its ability to make cash distributions.

          Item 6.  Exhibits and Reports on Form 8-K

          (a)  Exhibits:
                    (27) Financial Data Schedule

          (b)  Reports on Form 8-K:

               (1)  A report on Form 8-K, dated June 26, 1998 containing Item 2,
                    Item 5 and Item 7.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                               EQUITY OFFICE PROPERTIES TRUST

Date:  August 11, 1998                 By: /s/ Stanley M. Stevens
                                               ---------------------------------
                                               Stanley M. Stevens
                                               Executive Vice President,
                                               Chief Legal Counsel and Secretary

Date:  August 11, 1998                 By: /s/ Richard D. Kincaid
                                               ---------------------------------
                                               Richard D. Kincaid
                                               Executive Vice President,
                                               Chief Financial Officer