Form 10-Q
period 1998-09-30
EQUITY OFFICE PROPERTIES TRUST
filed 1998-11-06
CIK 1038339

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended SEPTEMBER 30, 1998 or


         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                        Commission File Number:  1-13115

                         EQUITY OFFICE PROPERTIES TRUST
             (Exact name of registrant as specified in its charter)

               Maryland                               36-4151656
   (State or other jurisdiction of        (I.R.S. Employer Identification No.)
    incorporation or organization)

      Two North Riverside Plaza
    Suite 2200, Chicago, Illinois                        60606
(Address of principal executive offices)               (Zip Code)

                                 (312) 466-3300
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes   X    No
                                        -----     -----

                      APPLICABLE ONLY TO CORPORATE ISSUERS

On November 4, 1998, 259,940,445 of the Registrant's Common Shares of Beneficial Interest were outstanding.

                        PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                        EQUITY OFFICE PROPERTIES TRUST
                         CONSOLIDATED BALANCE SHEETS


                                                                    September 30,
                                                                        1998       December 31,
                                                                     (Unaudited)      1997
                                                                    -----------    -----------
                                                                       (Dollars in thousands,
                                                                       except per share data)
Assets:
  Investment in real estate.....................................    $12,710,343    $10,746,424
  Developments in process.......................................        276,312        259,718
  Land available for development................................         63,154         34,872
  Accumulated depreciation......................................       (272,680)       (64,695)
                                                                    -----------    -----------
                                                                     12,777,129     10,976,319
  Cash and cash equivalents.....................................        140,356        228,853
  Tenant and other receivables (net of
     allowance for doubtful accounts of $504
     and $675, respectively)....................................         42,818         32,531
  Deferred rent receivable......................................         70,338         20,050
  Escrow deposits and restricted cash...........................         36,775         25,772
  Investment in unconsolidated joint ventures...................        370,552        387,332
  Deferred financing costs (net of accumulated
     amortization of $1,815 and $1,855, respectively)...........         54,884          5,090
  Deferred leasing costs (net of accumulated
     amortization of $6,420 and $1,473, respectively) ..........         51,257         26,994
   Prepaid expenses and other assets............................         87,725         48,731
                                                                    -----------    -----------
        Total Assets............................................    $13,631,834    $11,751,672
                                                                    ===========    ===========

Liabilities and Shareholders' Equity:
  Mortgage debt (including a net premium
     of $1,974 and $1,157, respectively)........................    $ 2,097,405    $ 2,063,017
  Unsecured notes  (including a net
     premium of $4,398 and $0, respectively)....................      2,459,398        180,000
  Lines of credit ..............................................      1,115,312      2,041,300
  Accounts payable and accrued expenses.........................        269,982        260,401
  Due to affiliates.............................................            952            733
  Dividend/distribution payable.................................        107,154          1,191
  Other liabilities.............................................         94,991         45,055
                                                                    -----------    -----------
        Total Liabilities.......................................      6,145,194      4,591,697
                                                                    -----------    -----------
  Commitments and contingencies (Note 13).......................
  Minority Interests:
    Operating Partnership.......................................        713,739        725,206
    Partially owned properties..................................         30,122         29,612
                                                                    -----------    -----------
        Total Minority Interests................................        743,861        754,818
                                                                    -----------    -----------
  Shareholders' Equity:
     Preferred Shares, 100,000,000 authorized:
         8.98% Series A Cumulative Redeemable Preferred
          Shares, liquidation preference $25.00 per
          share, 8,000,000 issued and outstanding...............        200,000        200,000
         5.25% Series B Convertible, Cumulative
          Redeemable Preferred Shares, liquidation
          preference $50.00 per share, 6,000,000 issued
          and outstanding.......................................        300,000             --
     Common Shares, $0.01 par value; 750,000,000
          shares authorized, 252,868,950 and 250,030,403
          issued, 252,366,210 and 249,527,663
          outstanding...........................................          2,524          2,495
     Additional paid in capital.................................      6,283,398      6,219,511
     Dividends in excess of accumulated
          earnings..............................................        (43,143)       (16,849)
                                                                    -----------    -----------
        Total Shareholders' Equity..............................      6,742,779      6,405,157
                                                                    -----------    -----------
        Total Liabilities and Shareholders' Equity..............    $13,631,834    $11,751,672
                                                                    ===========    ===========

                            See accompanying notes.

      EQUITY OFFICE PROPERTIES TRUST CONSOLIDATED STATEMENTS OF OPERATIONS
        AND EQUITY OFFICE PREDECESSORS COMBINED STATEMENT OF OPERATIONS
                                  (Unaudited)



                                                     Equity Office Properties Trust             Equity Office
                                                --------------------------------------------   Predecessors for
                                                   For the Three          For the period       the period from
                                                    Months Ended        from July 11, 1997     July 1, 1997 to
                                                 September 30, 1998   to September 30, 1997     July 10, 1997
                                                --------------------  ----------------------   ----------------
                                                        (Dollars in thousands, except per share data)
Revenues:
 Rental.......................................           $339,169                 $124,962            $14,410
 Tenant reimbursements........................             61,729                   23,614              2,985
 Parking......................................             24,659                   12,653              1,141
 Other........................................              4,246                    1,061                269
 Fees from noncombined affiliates.............              5,102                    1,331                 70
 Interest / dividends.........................              2,028                      947                443
                                                --------------------  ----------------------   ----------------
   Total revenues.............................            436,933                  164,568             19,318
                                                --------------------  ----------------------   ----------------
Expenses:
 Interest:
  Expense incurred............................             91,240                   25,793              4,180
  Amortization of deferred financing costs....              1,073                    1,374                410
 Depreciation.................................             74,557                   22,787              4,718
 Amortization.................................              2,200                        -                497
 Real estate taxes............................             51,197                   18,317              2,326
 Insurance....................................              1,832                    1,255                245
 Repairs and maintenance......................             48,033                   19,651              2,412
 Property operating...........................             52,115                   22,539              2,123
 Ground rent..................................              1,813                    1,123                 70
 General and administrative...................             16,697                    5,855              2,475
                                                --------------------  ----------------------   ----------------
   Total expenses.............................            340,757                  118,694             19,456
                                                --------------------  ----------------------   ----------------
Income before allocation to minority interests,
 income from investment in unconsolidated joint
 ventures and extraordinary items.............             96,176                   45,874               (138)
Minority Interests:
 Operating Partnership........................             (9,310)                  (2,587)                 -
 Partially owned properties...................               (572)                    (279)               (33)
Income from investment in unconsolidated joint
 ventures.....................................              3,129                    1,426                (43)
                                                --------------------  ----------------------   ----------------
Income before extraordinary items.............             89,423                   44,434               (214)
Extraordinary items...........................                  -                  (12,930)                 -
                                                --------------------  ----------------------   ----------------
Net income....................................             89,423                   31,504               (214)
Preferred dividends...........................             (8,427)                       -                  -
                                                --------------------  ----------------------   ----------------
Net income available for Common Shares........            $80,996                  $31,504              $(214)
                                                ====================  ======================   ================
Net income available per weighted average
 Common Share outstanding - Basic.............               $.32                     $.21
                                                ====================  ======================
Weighted average Common Shares outstanding -
 Basic........................................        252,241,995              151,691,121
                                                ====================  ======================
Net income available per weighted average
 Common Share outstanding - Diluted...........               $.32                     $.21
                                                ====================  ======================
Weighted average Common Shares outstanding-
 Diluted......................................        281,929,910              165,384,651
                                                ====================  ======================

                            See accompanying notes.

      EQUITY OFFICE PROPERTIES TRUST CONSOLIDATED STATEMENTS OF OPERATIONS
        AND EQUITY OFFICE PREDECESSORS COMBINED STATEMENT OF OPERATIONS
                                  (Unaudited)


                                                      Equity Office Properties Trust             Equity Office
                                                --------------------------------------------   Predecessors for
                                                    For the Nine          For the period        the period from
                                                    Months Ended        from July 11, 1997      January 1, 1997
                                                 September 30, 1998   to September 30, 1997     to July 10, 1997
                                                --------------------  ----------------------   ----------------
                                                        (Dollars in thousands, except per share data)
Revenues:
 Rental....................................                 $937,070               $124,962           $256,146
 Tenant reimbursements.....................                  170,472                 23,614             43,241
 Parking...................................                   69,266                 12,653             21,091
 Other.....................................                   17,886                  1,061              6,539
 Fees from noncombined affiliates.........                     7,766                  1,331              2,510
 Interest / dividends......................                    8,237                    947              9,577
                                                --------------------  ---------------------    ---------------
   Total revenues..........................                1,210,697                164,568            339,104
                                                --------------------  ---------------------    ---------------
Expenses:
 Interest:
  Expense incurred.........................                  237,194                 25,793             80,481
  Amortization of deferred financing costs.                    5,149                  1,374              2,771
 Depreciation..............................                  207,987                 22,787             57,379
 Amortization..............................                    4,947                      -              5,884
 Real estate taxes.........................                  148,769                 18,317             34,000
 Insurance.................................                    5,703                  1,255              3,060
 Repairs and maintenance.................                    134,710                 19,651             45,540
 Property operating........................                  137,330                 22,539             42,309
 Ground rent...............................                    5,385                  1,123              2,376
 General and administrative...............                    45,137                  5,855             17,201
                                                --------------------  ---------------------    ---------------
   Total expenses.........................                   932,311                118,694            291,001
                                                --------------------  ---------------------    ---------------
Income before allocation to minority
 interests, income from investment in
 unconsolidated joint ventures, gain on
 sales of real estate and extraordinary
 items.....................................                 278,386                  45,874             48,103
Minority Interests:
 Operating Partnership.....................                 (26,336)                 (2,587)                 -
 Partially owned properties................                  (1,608)                   (279)              (912)
Income from investment in unconsolidated
 joint ventures............................                   8,155                   1,426              1,982
Gain on sale of real estate................                       -                       -             12,510
                                                -------------------   ---------------------    ---------------
Income before extraordinary items..........                 258,597                  44,434             61,683
Extraordinary items........................                  (7,506)                (12,930)              (274)
                                                -------------------   ---------------------    ---------------
Net income.................................                 251,091                  31,504             61,409
Preferred dividends........................                 (23,130)                      -                  -
                                                -------------------   ---------------------    ---------------
Net income available for Common Shares.....                $227,961                 $31,504            $61,409
                                                ===================   =====================    ===============
Net income available per weighted average
 Common Share outstanding - Basic..........                    $.91                    $.21
                                                ===================   =====================
Weighted average Common Shares
 outstanding - Basic.......................             251,071,623             151,691,121
                                                ===================   =====================
Net income available per weighted average
 Common Share outstanding - Diluted........                    $.90                    $.21
                                                ===================   =====================
Weighted average Common Shares
 outstanding - Diluted.....................             281,207,972             165,384,651
                                                ===================   =====================

                            See accompanying notes.

      EQUITY OFFICE PROPERTIES TRUST CONSOLIDATED STATEMENTS OF CASH FLOWS
        AND EQUITY OFFICE PREDECESSORS COMBINED STATEMENT OF CASH FLOWS
                                  (Unaudited)


                                                              Equity Office Properties Trust            Equity Office
                                                        --------------------------------------------   Predecessors for
                                                            For the Nine          For the period        the period from
                                                            Months Ended        from July 11, 1997      January 1, 1997
                                                         September 30, 1998   to September 30, 1997     to July 10, 1997
                                                        --------------------  ----------------------   ----------------
                                                                            (Dollars in thousands)
Operating Activities:
Net income before preferred dividends..............             $251,091                 $31,504             $61,409
Adjustments to reconcile net income to net
 cash provided by operating activities:
 Depreciation and amortization.....................              218,083                  24,161              66,034
 Amortization of premiums/discounts on unsecured
  notes and terminated interest rate protection
  agreements.......................................                2,083                       -                   -
 Compensation related to restricted shares issued
  to employees.....................................                2,167                       -                   -
 (Income) from unconsolidated joint ventures.......               (8,155)                 (1,426)             (1,982)
 (Gain) on sale of real estate.....................                    -                       -             (12,510)
 Extraordinary items...............................                7,506                  12,930                 274
 Provision for doubtful accounts...................                  185                   1,556               1,175
 Allocation to minority interests..................               27,944                   2,866                 912
 Changes in assets and liabilities:
  (Increase) decrease in rents receivable..........              (10,472)                  5,297               2,664
  (Increase) in deferred rent receivables..........              (50,288)                (10,213)             (8,061)
  Decrease (increase) in prepaid expenses and
    other assets...................................                5,961                 (27,742)             (8,839)
  Increase in accounts payable and accrued
    expenses.......................................                9,581                  12,504               2,916
  Increase (decrease) in due to affiliates.........                  219                  (1,678)               (722)
  Increase (decrease) in other liabilities.........               50,235                   9,906              (7,310)
                                                        --------------------  ----------------------   ----------------
  Net cash provided by operating activities........              506,140                  59,665              95,960
                                                        --------------------  ----------------------   ----------------
Investing Activities:
 Property acquisitions.............................           (1,730,507)                (26,025)           (531,968)
 Payments for capital and tenant improvements......             (116,122)                (42,587)            (59,511)
 Proceeds from sales of real estate................                    -                       -              72,078
 Distributions from (investments in) unconsolidated
  joint ventures...................................                8,973                   1,535             (44,260)
 Payments of lease acquisition costs...............              (29,210)                 (6,331)             (9,260)
 Investment in preferred securities................              (48,500)                      -                   -
 (Increase) decrease in escrow deposits and
   restricted cash.................................              (11,003)                (12,226)              1,853
                                                         -------------------  ----------------------   ----------------
   Net cash (used for) investing activities........           (1,926,369)                (85,634)           (571,068)
                                                        --------------------  ----------------------   ----------------

                            See accompanying notes.

      EQUITY OFFICE PROPERTIES TRUST CONSOLIDATED STATEMENTS OF CASH FLOWS
  AND EQUITY OFFICE PREDECESSORS COMBINED STATEMENT OF CASH FLOWS - (CONTINUED)
                                   (Unaudited)



                                                                   Equity Office Properties Trust             Equity Office
                                                             --------------------------------------------   Predecessors for
                                                                 For the Nine          For the period        the period from
                                                                 Months Ended        from July 11, 1997      January 1, 1997
                                                              September 30, 1998   to September 30, 1997     to July 10, 1997
                                                             --------------------  ----------------------   ----------------
Financing Activities:
 Proceeds from Common Shares, net of offering
  costs................................................                43,985               564,506                      -
 Proceeds from exercise of options.....................                15,024                     -                      -
 Redemption of Units...................................                   (33)                    -                      -
 Dividends/distributions to shareholders and unit
  holders..............................................              (179,737)                    -                      -
 Payment of preferred dividends........................               (21,124)                    -                      -
 Proceeds from sale of preferred shares, net of
  offering costs.......................................               289,329                     -                      -
 Payment of offering costs.............................                  (117)                    -                      -
 Capital contributions.................................                     -                     -                287,949
 Capital distributions.................................                     -                     -               (288,652)
 (Distributions to) minority interest in partially
  owned properties.....................................                (1,098)               (1,355)                (3,401)
 Cash contributed from net assets at the IPO...........                     -               181,163                      -
 Proceeds from mortgage debt...........................                 9,029                 1,697                154,090
 Proceeds from unsecured notes.........................             2,279,572               180,000                      -
 Proceeds from lines of credit.........................             3,915,500               425,125                218,000
 Principal payments on mortgage debt..................                (23,567)             (691,714)               (47,472)
 Principal payments on lines of credit.................            (4,934,885)             (486,625)               (72,500)
 Payments of loan costs................................               (21,869)               (1,327)                (1,889)
 Termination of interest rate protection agreements....               (38,277)                    -                      -
 Prepayment penalties on early extinguishments of
  debt.................................................                     -               (12,877)                  (274)
                                                                  -----------             ---------              ---------
 Net cash provided by financing activities.............             1,331,732               158,593                245,851
                                                                  -----------             ---------              ---------
 Net (decrease) increase in cash and cash equivalents                 (88,497)              132,624               (229,257)
 Cash and cash equivalents at the beginning of the
   period..............................................               228,853                    25                410,420
                                                                  -----------             ---------              ---------
  Cash and cash equivalents at the end of the period...           $   140,356             $ 132,649              $ 181,163
                                                                  ===========             =========              =========
SUPPLEMENTAL INFORMATION:
 Interest paid during the period, including
 capitalized interest of $10,357, $1,711 and $3,669,
 respectively..........................................           $   215,205             $  30,273              $  82,969
                                                                  ===========             =========              =========

                            See accompanying notes.

         EQUITY OFFICE PROPERTIES TRUST AND EQUITY OFFICE PREDECESSORS
            NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
                                  (Unaudited)


     Definitions of Terms: Capitalized terms used but not defined herein are as defined in the Company's Annual Report on Form 10-K, as amended by Form 10-K/A, for the year ended December 31, 1997 (the "Form 10-K").

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

NOTE 1 - BUSINESS

     As used herein, "Company" means Equity Office Properties Trust, a Maryland real estate investment trust, together with its subsidiaries including EOP Operating Limited Partnership, a Delaware limited partnership (the "Operating Partnership"), and the predecessors thereof ("Equity Office Predecessors"). The Company was formed on October 9, 1996 to continue and expand the national office property business organized by Mr. Samuel Zell, Chairman of the Board of Trustees of the Company, and to complete the consolidation of the Equity Office Predecessors (the "Consolidation"). The Company completed its initial public offering (the "IPO") on July 11, 1997. The Company is a fully integrated, self-administered and self-managed real estate company engaged in acquiring, owning, managing, leasing and renovating office properties and parking facilities. The Company elected to be taxed as a real estate investment trust ("REIT") for federal income tax purposes and generally will not be subject to federal income tax if it distributes 100% of its taxable income and complies with a number of organizational and operational requirements. As of September 30, 1998, the Company owned or had an interest in 285 office properties (the "Office Properties") containing approximately 74.1 million rentable square feet of office space and owned 17 stand-alone parking facilities (the "Parking Facilities" and, together with the Office Properties, the "Properties") containing approximately 16,749 parking spaces. The weighted average occupancy for the Office Properties at September 30, 1998 was approximately 94.6%. The Office Properties are located in 82 submarkets in 39 markets in 24 states and the District of Columbia. The Office Properties, by rentable square feet, are located approximately 52% in central business districts ("CBDs") and 48% in suburban markets.

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

     Unaudited Interim Statements. The consolidated financial statements of the Company as of and for the three and nine months ended September 30, 1998, the period from July 11, 1997 to September 30, 1997, and the combined financial

         EQUITY OFFICE PROPERTIES TRUST AND EQUITY OFFICE PREDECESSORS
            NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
                                  (Unaudited)




statements of Equity Office Predecessors for the period from July 1, 1997 to July 10, 1997 and January 1, 1997 to July 10, 1997 and related footnote disclosures are unaudited. In the opinion of management, such financial statements reflect all adjustments necessary for a fair presentation of the results of the interim periods. All such adjustments are of a normal, recurring nature.

     Reclassifications. Certain reclassifications have been made to the previously reported 1997 statements in order to provide comparability with the 1998 statements reported herein. These reclassifications have not changed the 1997 results or owners' equity.

NOTE 3 - INVESTMENT IN REAL ESTATE

     During the nine months ended September 30, 1998, the Company acquired the Properties listed below. Each Property was purchased from an unaffiliated party and was funded from the Company's Credit Facilities, working capital, assumption of mortgage debt, issuance of promissory notes and/or issuance of Units.


    Date                                                                            Rentable         Total
  Acquired        Property                                     Location           Square Feet     Acquisition Cost
-----------     ------------------------------------------  -----------------     ------------    -----------------
                                                                                                   (in thousands)
   1/29/98      BP Tower Garage                              Cleveland, OH                -        $   10,224
   3/18/98      100 Summer Street                            Boston, MA           1,037,801           222,695
   3/31/98      The Tower at New England Executive Park (a)  Burlington, MA         195,228            27,931
    4/2/98      Westbrook Corporate Center Vacant Land       Westchester, IL              -             3,973
   4/21/98      Denver Post Tower                            Denver, CO             579,999            52,836
   4/29/98      301 Howard Street and 215 Fremont Street (b) San Francisco, CA      570,891            89,928
   4/30/98      410 17th Street                              Denver, CO             388,953            44,637
   4/30/98      One Tabor Center (c)                         Denver, CO             674,278           144,260
   4/30/98      Trinity Place                                Denver, CO             189,163            18,991
   5/14/98      Dominion Plaza                               Denver, CO             571,468            59,764
   5/19/98      Millenium Plaza                              Englewood, CO          330,033            46,061
   5/22/98      James K. Polk Building and the Zachary
                 Taylor Building (d)                         Arlington, VA          902,371           153,452
    6/1/98      Walker Building                              Washington, D.C.        75,456             8,624
   6/26/98      Columbia Seafirst Center                     Seattle, WA          1,537,932           401,738
    7/2/98      Northland Plaza                              Bloomington, MN        296,965            47,051
   7/15/98      4949 Syracuse                                Denver, CO              62,633             8,255
   7/15/98      Metropoint I and Metropoint III vacant land  Denver, CO             263,719            45,697
   7/15/98      One Park Square                              Albuquerque, NM        262,020            36,311
   7/15/98      Park Avenue Tower (e)                        New York, NY           550,894           244,880
   7/15/98      Terrace Building                             Englewood, CO          115,408            15,430
   7/15/98      The Solarium                                 Englewood, CO          162,817            19,467
   7/29/98      Second and Spring                            Seattle, WA            134,871            19,684
   9/30/98      Colonnade I, II and III (f)                  Dallas, TX             984,254           151,601
                                                                                  ---------        ----------
                                                                                  9,887,154        $1,873,490
                                                                                  =========        ==========

(a) The Tower at New England Executive Park Property was approximately 36.5% leased at acquisition and is currently undergoing a significant renovation in an effort to re-tenant the Property.
(b) The 215 Fremont Street Property is currently vacant and is expected to undergo a significant renovation and extensive seismic retrofitting prior to re-tenanting.
(c) The total acquisition cost of the One Tabor Center Property of approximately $144.3 million includes vacant land of approximately $15.0 million and a 1,694 space parking facility.
(d) Total acquisition cost of approximately $153.5 million represents the cost to acquire the remaining 90% limited partnership interest in the James K. Polk Building and the Zachary Taylor Building.
(e) The Company acquired a $290 million first mortgage note secured by the Park Avenue Tower Property for approximately $244.9 million. In accordance with certain agreements concerning the first mortgage note, the Company controls the financial and operational decisions for the Property and is entitled to substantially all cash flow and residual profit.

         EQUITY OFFICE PROPERTIES TRUST AND EQUITY OFFICE PREDECESSORS
            NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
                                  (Unaudited)




     Accordingly, the Company consolidated the financial position and results of operations of the Property.
(f) The Colonnade III Property was acquired by the Company from an unaffiliated party and is approximately 68% leased as of September 30, 1998. The seller of the Property may be entitled to receive an earnout payment for leases executed in accordance with terms outlined in the purchase agreement. The maximum earnout payment is approximately $2.5 million.

NOTE 4 - INVESTMENT IN UNCONSOLIDATED JOINT VENTURES

     The following is a summary of the Company's ownership in the unconsolidated joint ventures:



                                                                        Company's Ownership
                                                                        as of September 30,
Entity                                   Property                              1998
----------------------------------     -------------------------------  ------------------
EOP - Orange, L.L.C. and EOP -
Ramlessview Investors, L.L.C. (a)      500 Orange Tower                       100%
Civic Parking, L.L.C. (b)......        St. Louis Parking Garages               50%
Wright Runstad Associates Limited
 Partnership (c)......                 N/A                                   28.5%
One Post Office Square Associates
 (d)......................             One Post Office                         50%
BeaMetFed, Inc. (e)............        75-101 Federal Street                   52%
Rowes Wharf Associates (f).....        Rowes Wharf                             50%
Lehndorff Four Oaks Place Associates
 (g).................                  Four Oaks Place                       2.55%
Metropoint II Associates (h)...        Metropoint II                           70%
WRC Sunset North, L.L.C. (i)...        Sunset North Corporate Campus           80%

(a) The Company owns a mortgage note receivable secured by the Property and land underlying and adjacent to the Property.

(b)  The Company owns a 50% membership interest.

(c) The Company owns a 28.5% non-controlling interest in a property management and development company (see Note 13).

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

(h) In July 1998, the Company entered into a joint venture agreement with an unaffiliated party to develop Metropoint II, a $22.5 million, 150,000 square foot office building, which is currently under construction in the Denver Tech Center. The Company acquired a 70% interest in the joint venture, while the unaffiliated party retained a 30% interest and will continue as the developer of the project. The Company has invested approximately $3.0 million in this project as of September 30, 1998. A buy/sell option may be exercised to acquire the other venturer's interest by either the Company or its joint venture partner if certain conditions are met as defined in the joint venture agreement.

(i) In July 1998, the Company entered into a joint venture agreement with Wright Runstad Associates Limited Partnership, an affiliated party, to develop Sunset North Corporate Campus, a three building, 462,000 square-foot office complex in Bellevue, Washington. Development of the campus is estimated to cost approximately $98.0 million. The Company will own 80% of the project during its development and will have the option to acquire the remaining 20% interest once stabilized occupancy has been achieved. The Company has invested approximately $21.4 million in this project as of September 30, 1998. A buy / sell option may be exercised to acquire the other venturer's interest by either the Company or the joint venture partner if certain conditions are met as defined in its joint venture agreement.

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

     Combined summarized financial information of the unconsolidated joint ventures is as follows:





                                                          September 30, 1998            December  31, 1997
                                                          -------------------          -------------------
                                                                        (Dollars in thousands)
Balance Sheets:
 Real estate, net.......................................            $467,878                      $523,670
 Other assets...........................................              75,629                        73,450
                                                                    --------                      --------
  Total Assets..........................................            $543,507                      $597,120
                                                                    ========                      ========
 Mortgage debt..........................................            $239,635                      $344,427
 Other liabilities......................................              13,244                        15,271
 Partners' and shareholders' equity.....................             290,628                       237,422
                                                                    --------                      --------
  Total Liabilities and Partners' and
  Shareholders' Equity..................................            $543,507                      $597,120
                                                                    ========                      ========
Company's share of equity...............................            $149,550                      $155,522
Excess of cost of investments over the net book value
 of underlying net assets, net of accumulated
 depreciation  of $4,294 and $99, respectively..........             221,002                       231,810
                                                                    --------                      --------
Carrying value of investments in unconsolidated joint
 ventures...............................................            $370,552                      $387,332
                                                                    ========                      ========

Company's share of unconsolidated mortgage debt...........          $121,268                       $92,400
                                                                    ========                      ========





                                                 For the three months ended        For the nine months ended
                                                 ---------------------------      ----------------------------
                                                 September 30, September 30,      September 30,  September 30,
                                                     1998           1997               1998           1997
                                                 ------------- -------------      -------------  -------------
                                                                     (Dollars in thousands)
Statement of Operations:
 Revenues..................................          $26,297        $3,798            $82,319         $8,442
                                                     -------        ------            -------         ------
 Operating expenses........................            9,999           759             28,923          1,564
 Interest expense..........................            4,462             -             12,640              -
 Depreciation and amortization.............            4,463           765             14,296          1,793
                                                     -------        ------            -------         ------
  Total expenses...........................           18,924         1,524             55,859          3,357
                                                     -------        ------            -------         ------
  Net income...............................          $ 7,373        $2,274            $26,460         $5,085
                                                     =======        ======            =======         ======
 Company's share of net income.............          $ 3,129        $1,383            $ 8,155         $3,408
                                                     =======        ======            =======         ======
 Company's share of  interest expense......          $ 2,259        $    -            $ 6,385         $    -
                                                     =======        ======            =======         ======
 Company's share of depreciation and
  amortization (real estate  related)......          $ 3,513        $  517            $10,729         $1,330
                                                     =======        ======            =======         ======


NOTE 5 - INVESTMENT IN PREFERRED SECURITIES

     On July 28, 1998, the Company completed the purchase of 50,000 shares of Capital Trust 8.25% Step Up Convertible Trust Preferred Securities, $1,000 liquidation preference per share, for $48.5 million, in a private placement. Mr. Zell, Chairman of the Board of Trustees of the Company, is also Chairman of the Board of Capital Trust. The preferred shares are convertible at any time by the holders into common shares of Capital Trust at a conversion price of

         EQUITY OFFICE PROPERTIES TRUST AND EQUITY OFFICE PREDECESSORS
            NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
                                  (Unaudited)

$11.70, reflecting a 30% conversion premium over Capital Trust's common share price at the close of business on July 24, 1998. The preferred shares are non-callable for five years, and have a 20-year maturity. The quarterly dividend was paid on September 30, 1998, and is payable each calendar quarter thereafter; commencing in year seven, the dividend will increase by 75 basis points per annum. In connection with the investment, Capital Trust has granted the Company and other investors the right to participate in certain strategic lending opportunities. The Company classified this investment with other assets on the balance sheet.

NOTE 6 -  MORTGAGE DEBT

     On July 1, 1998, the Company repaid the mortgage note on the 175 Federal Street Property in the amount of approximately $12.5 million.

NOTE 7 -  UNSECURED NOTES

     The Operating Partnership filed a registration statement, which was declared effective on June 18, 1998, relating to an offer to exchange the $180 Million Notes, the $1.25 billion of unsecured notes (the "$1.25 Billion Notes") and the $250 million of 6.376% Mandatory Par Put Remarketed Securities (the "$250 Million MOPPRS") for registered securities of the Operating Partnership with terms identical in all material respects to the terms of the existing notes. This exchange offer expired on July 30, 1998.

     The Operating Partnership filed a registration statement, which was declared effective on July 22, 1998, relating to the issuance from time to time of up to $2.0 billion of unsecured debt securities and warrants exercisable for debt securities in amounts, at initial prices and on terms to be determined at the time of offering. The securities may be issued separately or together, in separate series in amounts, at prices and on terms described in one or more supplements to the prospectus.

     The Operating Partnership filed a registration statement, which was declared effective on September 4, 1998, relating to an offer to exchange (a) $775 million of unsecured notes issued in June 1998 (the "$775 Million Notes");
(b) 300,000 warrants to purchase an additional $300 million in unsecured notes at a later date; and (c) portions of the $1.25 Billion Notes and $250 Million MOPPRS for registered securities of the Operating Partnership with terms identical in all material respects to the terms of the existing notes. This exchange offer expired on October 27, 1998.

NOTE 8 - LINES OF CREDIT

     In connection with the acquisition of 4949 Syracuse, Metropoint I, One Park Square, The Solarium and the Terrace Building on July 15, 1998, the Company issued approximately $54.0 million in promissory notes secured by letters of credit. The promissory notes are due 120 days after the acquisition of the Properties and are payable in cash or Common Shares at the Company's option.
The promissory notes bear interest at approximately 4.7% per annum. On August 21, 1998, the Company repaid approximately $25.6 million of the promissory notes.

     On August 14, 1998, the Operating Partnership closed a new $328 million unsecured term loan facility (the "$328 Million Credit Facility") with J.P. Morgan. The $328 Million Credit Facility is priced at 90-day LIBOR plus 80 basis points and is prepayable on any interest payment date. The $328 Million Credit Facility matures on August 15, 2000. The proceeds from the $328 Million Credit Facility were used to pay down the $1.0 Billion Credit Facility.

     On September 22, 1998, the Operating Partnership closed a new $200 million unsecured term loan facility (the "$200 Million Credit Facility") with The Chase Manhattan Bank. Interest accrues under the $200 Million Credit Facility at an initial rate of LIBOR plus 50 basis points with a facility fee equal to 20 basis points per annum. Pricing for the first twelve months is based on a matrix tied to the Company's credit rating and may be reset after the first twelve months for an additional six months and again after eighteen months for an additional six months for a ten basis point fee. The proceeds of the $200 Million Credit Facility were used to pay down the $1.0 Billion Credit Facility.

         EQUITY OFFICE PROPERTIES TRUST AND EQUITY OFFICE PREDECESSORS
            NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
                                  (Unaudited)


NOTE 9 - SHAREHOLDERS' EQUITY

     On July 15, 1998, the Board of Trustees of the Company declared a third quarter dividend for the 6,000,000 shares of 5.25% Series B Convertible, Cumulative Redeemable Preferred Shares, $50 liquidation preference per share (the "Series B Preferred Shares") of $.65625 per share, based on a full quarterly distribution and an annual distribution of $2.625 per share. The distribution was paid on August 17, 1998, to holders of record as of August 3, 1998.

     On August 17, 1998, the Board of Trustees of the Company declared a third quarter dividend for the Series A Preferred Shares of $.56125 per share. The distribution was paid on September 15, 1998 to holders of record as of September 1, 1998.

     On September 18, 1998, the Board of Trustees of the Company declared a third quarter dividend in the amount of $0.37 per Common Share/Unit, based on a full quarterly distribution and an annual distribution rate of $1.48 per Common Share/Unit. The distribution was paid on October 9, 1998, to common shareholders / unit holders of record as of September 30, 1998.

     In connection with the acquisition of the Second and Spring Property on July 29, 1998, the Operating Partnership issued 178,976 Units.

     The Company filed a registration statement, which was declared effective on July 22, 1998, relating to the registration of $1.5 billion of Common Shares, preferred shares of beneficial interest and warrants to be issued at prices and on terms to be determined at the time of offering. The Company may issue the securities separately or together, in separate series, in amounts, at prices and on terms described in one or more supplements to the prospectus.

     The Company filed a registration statement which was declared effective on July 22, 1998, relating to the resale by a selling shareholder of the 1,628,009 Common Shares issued in a private placement in April 1998.

     The Company filed a registration statement, which was declared effective on September 4, 1998, relating to the resale by certain selling shareholders of 20,210,129 Common Shares previously issued in various property acquisitions or for cash or which may be issuable upon redemption of Units previously issued in various Property acquisitions.

     The Company filed a registration statement, which was declared effective on September 4, 1998, relating to the resale of the Series B Preferred Shares. The shares were required to be registered under the terms of a registration rights agreement entered into at the time of the original private placement. The Company will receive no proceeds of any sales of the Series B Preferred Shares.

     The following table presents the changes in the issued and outstanding Common Shares and Units for the nine months ended September 30, 1998:


                                                     Common Shares            Units
                                                    ---------------       ------------
Balance at January 1, 1998. . . . . . . . . . . . .    249,527,663         29,159,688
Sale of Common Shares . . . . . . . . . . . . . . .      1,628,009                  -
Common Shares issued through exercise of options. .        787,883                  -
Conversion of Units into Common Shares. . . . . . .        422,655           (422,655)
Redemption of Units . . . . . . . . . . . . . . . .              -             (1,167)
Units issued in exchange for property acquisition .              -            182,344
                                                       -----------         ----------
Balance at September 30, 1998 . . . . . . . . . . .    252,366,210         28,918,210
                                                       ===========         ==========

     The Company's ownership interest in the Operating Partnership as of September 30, 1998 was approximately 89.7%.

         EQUITY OFFICE PROPERTIES TRUST AND EQUITY OFFICE PREDECESSORS
            NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
                                  (Unaudited)


NOTE 10 - EARNINGS PER SHARE

     The following table sets forth the computation of basic and diluted earnings per Common Share:


                                                                                                    For the period
                                                    For the Three Months   For the Nine Months            from
                                                           Ended                  Ended             July 11, 1997 to
(Dollars in thousands, except per share data)        September 30, 1998    September 30, 1998      September 30, 1997
--------------------------------------------------  ---------------------  --------------------    ------------------
NUMERATOR:
 Net income available to Common Shares before
  extraordinary items.............................      $    $80,996            $    235,467            $     44,434
 Extraordinary items..............................                 -                  (7,506)                (12,930)
                                                        ------------            ------------            ------------
 Numerator for basic earnings per share-income
  available to Common Shares......................            80,996                 227,961                  31,504
 Minority interest in Operating Partnership                    9,310                  26,336                   2,587
                                                        ------------            ------------            ------------
 Numerator for diluted earnings per share - income
  available to Common Shares......................           $90,306                $254,297                 $34,091
                                                        ============            ============            ============
DENOMINATOR:
 Denominator for basic earnings per share -
  weighted average Common Shares.................        252,241,995             251,071,623            $151,691,121
                                                        ------------            ------------            ------------
 Effect of dilutive securities:
  Conversion of Units to Common Shares............        28,981,320              29,005,447              12,455,590
  Share options...................................           706,595               1,130,902               1,237,940
                                                        ------------            ------------            ------------
 Dilutive potential Common Shares.................        29,687,915              30,136,349              13,693,530
                                                        ------------            ------------            ------------
 Denominator for diluted earnings per share -
  adjusted weighted average shares and assumed
  conversions.....................................       281,929,910             281,207,972             165,384,651
                                                        ============            ============            ============
Basic Earnings Available to Common Shares per
  Weighted Average Common Share:
 Net income before extraordinary items                  $        .32            $        .94            $        .29
 Extraordinary items                                               -                    (.03)                   (.08)
                                                        ------------            ------------            ------------
 Net income per Common Share                            $        .32            $        .91            $        .21
                                                        ============            ============            ============

Diluted Earnings Available to Common Shares Per
  Weighted Average Common Share:
 Net income before extraordinary items                  $        .32            $        .93            $        .28
 Extraordinary items                                               -                    (.03)                   (.07)
                                                        ------------            ------------            ------------
 Net income per Common Share                            $        .32            $        .90            $        .21
                                                        ============            ============            ============


     Options to purchase 2,970,468 Common Shares at a weighted average exercise price of $30.26 per Common Share, warrants to purchase 5,000,000 Common Shares at an exercise price of $39.375 per Common Share and the Series B Preferred Shares at a conversion price of $35.70 per Common Share were outstanding during the three months ended September 30, 1998 and were not included in the computation of diluted earnings per share for the three months ended September 30, 1998 since they would have an antidilutive effect. In addition, options to purchase 2,929,825 Common Shares at a weighted average exercise price of $30.31 per Common Share, warrants to purchase 5,000,000 Common Shares at an exercise price of $39.375 per Common Share and the Series B Preferred Shares at a conversion price of $35.70 per Common Share were outstanding during the nine months ended September 30, 1998 and were not included in the computation of diluted earnings per share for the nine months ended September 30, 1998, since they would have an antidilutive effect. In addition, options to purchase 726,500 Common Shares at a weighted average exercise price of $32.93 per Common Share were outstanding during the period from July 11, 1997 to September 30,

        EQUITY OFFICE PROPERTIES TRUST AND EQUITY OFFICE PREDECESSORS
            NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
                                  (Unaudited)



1997 and were not included in the computation of diluted earnings per share for the period from July 11, 1997 to September 30, 1997, since they would have an antidilutive effect.

NOTE 11 - PRO FORMA STATEMENT OF OPERATIONS

     The accompanying unaudited Pro Forma Condensed Combined Statement of Operations for the nine months ended September 30, 1998 reflects the following transactions as if they had occurred on January 1, 1998: (a) the acquisition of 27 Office Properties, and one parking facility, acquired during the nine months ended September 30, 1998; (b) the purchase of the remaining partnership interests in one of the Company's unconsolidated joint ventures; (c) the February 1998 $1.5 Billion Notes Offering; (d) the Series B Preferred Offering;
(e) the increase in the $600 Million Credit Facility to $1.0 billion; (f) the UIT Offering in April 1998, (g) the June 1998 $775 Million Notes Offering and
(h) the $48.5 million investment in preferred shares of Capital Trust.

     The accompanying unaudited Pro Forma Condensed Combined Statement of Operations for the nine months ended September 30, 1997 reflects the following transactions as if they had occurred on January 1, 1997: (a) the acquisition of 66 Office Properties, including 20 Office Properties acquired by Beacon prior to the Beacon Merger, and seven Parking Facilities, including an interest in four Parking Facilities, acquired during the year ended December 31, 1997; (b) the disposition of three office properties; (c) the $180 Million Notes Offering which closed on September 3, 1997; (d) the transactions that occurred in connection with the Consolidation of Equity Office Predecessors and the IPO which closed on July 11, 1997, and the decrease in interest expense resulting from the use of the net proceeds for the repayment of mortgage debt; (e) the net change in interest expense from draws on the $1.5 Billion Credit Facility used to refinance existing mortgage debt; (f) the Beacon Merger; (g) the acquisition of 27 Office Properties and one parking facility acquired between January 1, 1998 and September 30, 1998: (h) the purchase of the remaining partnership interest in one of the Company's unconsolidated joint ventures; (i) the February 1998 $1.5 Billion Notes Offering (j) the Series B Preferred Offering; (k) the increase in the $600 Million Credit Facility to $1.0 billion; (l) the UIT Offering; (m) the June 1998 $775 Million Notes Offering and (n) the $48.5 million investment in preferred shares of Capital Trust.

     The accompanying unaudited pro forma condensed combined financial statements have been prepared by management of the Company and do not purport to be indicative of the results which would actually have been obtained had the transactions described above been completed on the dates indicated or which may be obtained in the future.


                                    For the nine months ended September 30,
                                  --------------------------------------------
                                           1998                   1997
                                     ----------------       ----------------
                                  (Dollars in thousands except per share data)
Total Revenues....................        $1,302,226             $1,239,989
                                    ================       ================
Income before extraordinary
 items............................          $250,292               $199,266
                                    ================       ================
Net income available for
Common Shares.....................          $217,468               $158,791
                                    ================       ================
Net income per Common Share -
 Basic............................              $.86                   $.63
                                    ================       ================
Common Shares Outstanding -
 Basic............................       252,237,000            251,156,000
                                    ================       ================
Net income per Common Share -
Diluted...........................              $.86                   $.63
                                    ================       ================
Common Shares Outstanding -
Diluted...........................       282,373,000            282,257,000
                                    ================       ================

         EQUITY OFFICE PROPERTIES TRUST AND EQUITY OFFICE PREDECESSORS
            NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
                                  (Unaudited)

NOTE 12 - NON-CASH INVESTING AND FINANCING ACTIVITIES

Additional supplemental disclosures of non-cash investing and financing activities are as follows:



                                                For the Nine           For the period
                                                Months Ended         from July 11, 1997
                                             September 30, 1998     to September 30, 1997
                                             ------------------     ----------------------
Mortgage loans assumed / promissory
 notes issued through property
 acquisitions.......................             $141,506                         $90,000
                                             ==================     =======================
Units issued through property
 acquisitions.......................               $4,698                         $49,100
                                             ==================     =======================
Mortgage loans and line of credit
 assumed in the Consolidation.......                   --                      $2,196,708
                                             ==================     =======================
Net liabilities assumed in the
 Consolidation......................                   --                         $62,706
                                             ==================     =======================
Common Shares and Units issued in
 the Consolidation.................                    --                      $2,830,918
                                             ==================     =======================



NOTE 13 -  COMMITMENTS AND CONTINGENCIES

     Concentration of Credit Risk. The Company maintains its cash and cash equivalents at financial institutions. The combined account balances at each institution periodically exceed FDIC insurance coverage, and, as a result, there is a concentration of credit risk related to amounts on deposit in excess of FDIC insurance coverage. Management of the Company believes that the risk is not significant. The Company from time to time enters into interest rate protection agreements to effectively convert floating rate debt to a fixed rate basis, as well as to hedge anticipated financing transactions. The Company believes it has limited exposure to the extent of non-performance by the swap counterparties since each counterparty is a major U.S. financial institution, and management does not anticipate their non-performance. Currently, the Company has one interest rate protection agreement which effectively fixed the interest rate on a $93.6 million loan at 6.94% through the maturity of the loan on June 30, 2000.

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

     Commitments. In February 1998, the Company entered into a contract to purchase the Rand Tower Garage in Minneapolis, Minnesota upon completion of the parking structure. The purchase price for this 589 space parking facility will be approximately $19.2 million and is scheduled for completion in March 1999. This transaction is contingent upon certain terms and conditions as set forth in the purchase agreement. There can be no assurance that this transaction will be consummated as described above.

     In March 1998, the Board of Trustees of the Company approved the purchase of Prominence in Buckhead, an office building development in Atlanta, Georgia. The property, which will consist of a 430,000 square foot office building and 1,350 parking spaces, is expected to be acquired upon its anticipated completion in August 1999. The purchase will also include an 11.88-acre site that may be used to develop Phase II of Prominence. The purchase price for the described assets and amounts to be incurred for tenanting the property will be approximately $88.2 million. This transaction is contingent upon certain terms and conditions as set forth in the purchase agreement. There can be no assurance that this transaction will be consummated as described above.

     In July 1998, the Company entered into an agreement to purchase World Trade Center East Project in Seattle, Washington. The property will consist of a 181,000 square foot office building and is scheduled for shell completion in March 1999 and is 100% preleased to a single tenant. After the tenant takes full occupancy in early 2000, the Company is expected to purchase the building for approximately $38.6 million. This transaction is contingent upon certain terms and conditions as set forth in the purchase agreement. There can be no assurance that this transaction will be consummated as described above.

     In accordance with the agreement governing the Company's investment in the Wright Runstad Associates Limited Partnership ("WRALP") (see Note 4), the Company has agreed to make available to WRALP up to $20.0 million in additional financing or credit support for future development. As of September 30, 1998, no amounts have been funded pursuant to this agreement.

     Contingencies. Effective as of August 13, 1998, the Company amended a pre-existing put option agreement with certain sellers of the Wright Runstad Properties (the "WR Holders"). The WR Holders have the option on August 13, 1999 to require the Company to purchase all or a portion of the 3,435,688 Common Shares, issued at acquisition, at a price equal to $31.50 per Common Share. Prior to August 13, 1999, if the WR Holders sell all or a portion of their Common Shares to a third party for a price less than $29.10625 per Common Share, then the Company shall pay to the WR Holders an amount equal to the difference between such sale price and $29.10625 multiplied by the number of Common Shares sold, not to exceed $3.00 per Common Share. Any amounts paid by the Company as a result of such sales, calculated as the difference between the sale price and $29.10625 not exceeding $3.00 per Common Share, shall be recorded as a reduction of shareholders' equity. For options exercised on August 13, 1999, any amounts paid up to $29.10625 per Common Share would be reflected as a reduction to shareholders' equity; the portion of any amounts paid in excess of $29.10625 per Common Share (not to exceed $31.50 per Common Share) would be expensed by the Company. The portion expensed would not exceed $2.39375 per Common Share.

         EQUITY OFFICE PROPERTIES TRUST AND EQUITY OFFICE PREDECESSORS
            NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
                                  (Unaudited)

     Effective as of September 3, 1998, the Company amended its pre-existing put option agreement with the seller of the Columbus America Properties (the
"CA Holder") related to 1,692,546 Units issued at acquisition.   The CA Holder
has the option at any time after January 1, 1999 until the earlier of a) September 3, 2000 or b) the date the CA Holder has converted all of its Units to Common Shares, to require the Company to purchase the Units at a price equal to $29.00 per Unit. Under the terms of the agreement, prior to September 3, 1999, the option shall be limited to an aggregate of 846,273 Units. In the event of any option exercise, the Company will recognize any cash paid as a reduction of minority interest.

NOTE 14 - SUBSEQUENT EVENTS

     The following significant transactions relating to the Company occurred during the period from October 1, 1998 to November 5, 1998:

1) On October 1, 1998, the Company acquired Worldwide Plaza from an unaffiliated party. The Property consists of approximately 1.7 million total square feet and is located in New York City. The 47-story building includes 1,575,445 square feet of office space, as well as 20,788 square feet of retail space in the office tower's arcade and was more than 98% leased as of September 30, 1998. The acquisition also includes a controlling financial interest in an entertainment component that features 108,000 square feet of retail, a health club and movie theaters, as well as a 473-space parking garage. The complex also includes a residential condominium tower that was not acquired by the Company. The $578.0 million purchase price specified in the purchase contract was adjusted to $624.6 million for the following: (a) the assumption of a $268.6 million mortgage with an estimated mark to market adjustment of $11.2 million; (b) the assumption of a deferred real estate tax liability with a present value of approximately $31.2 million; (c) the issuance of 6,861,166 Units with an estimated fair value of $171.9 million based on a fair value of $25.05 per Unit; (d) a cash payment of approximately $110.1 million; (e) closing and transaction costs of approximately $4.2 million; and (f) the issuance of a transferable put option on the Units exercisable only on the third anniversary of closing with an estimated fair value of $27.4 million. This option entitles its holder to additional Common Shares, the number of which shall be determined using a formula based on the extent, if any, that the Common Shares are then trading at less than $29.05 per share.

2) On October 15, 1998, the Board of Trustees of the Company declared a fourth quarter dividend for the Series B Preferred Shares of $.65625 per share, based on a full quarterly distribution and an annual distribution of $2.625 per share. The distribution will be paid on November 16, 1998 to holders of record as of November 2, 1998.

3) On November 5, 1998, the Company sold First Union Center, One Clearlake Centre, Tampa Commons and the Westshore Center for approximately $124.0 million to various unaffiliated parties. The properties are located in Florida and consist of approximately .9 million square feet. In addition, the Company repaid the mortgage note encumbering Westshore Center of approximately $7.2 million and approximately $1.8 million of additional debt on properties that were cross-collateralized with the Westshore Center mortgage note at closing. The Company classified these properties as held for disposition as of September 30, 1998. As of September 30, 1998, the net book value of these properties was approximately $110.8 million. Net income of these properties for the nine months ended September 30, 1998 was approximately $7.2 million.

4) The Company is in negotiations with the lender of the mortgage note secured by the 150 Federal Street Property that matured on November 1, 1998, to extend the term. This transaction is contingent upon negotiations with the lender. There can be no assurance that this transaction will be consummated as described above.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     The following discussion and analysis of the consolidated financial condition and consolidated and combined results of operations should be read in conjunction with the Consolidated Financial Statements of the Company and the Combined Financial Statements of Equity Office Predecessors, and Notes thereto contained herein. All references to the historical activities of the Company prior to July 11, 1997, the date of the Company's initial public offering (the "IPO") contained in this "Management's Discussion and Analysis of Financial Condition and Results of Operations" refer to the activities of the Equity Office Predecessors. Terms employed herein as defined terms, but without definition, shall have the meaning set forth in the Company's Annual Report on Form 10-K, as amended by Form 10-K/A, for the year ended December 31, 1997. Statements contained in this "Management's Discussion and Analysis of Financial Condition and Results of Operations" including without limitation, the "Year 2000" disclosure, which are not historical facts may be forward-looking statements within the meaning of Section 21E of the Exchange Act. The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward looking statements contained in Section 21E of the Exchange Act and are included for purposes of complying therewith. Such statements are subject to certain risks and uncertainties which could cause actual results to differ materially from those projected. Readers are cautioned not to place undue reliance on these forward-looking statements which speak only as of September 30, 1998.

     During the period from January 1, 1998 to September 30, 1998, the Company acquired an additional 27 Office Properties containing approximately 8.7 million square feet and one parking facility. The aggregate purchase price for these acquisitions was approximately $1.7 billion. Excluded in these figures is the James K. Polk Building and the Zachary Taylor Building containing approximately 902,371 square feet which the Company owned a 10% interest and acquired the remaining 90% interest for approximately $153.5 million on May 22, 1998. Also excluded in these figures is the 215 Fremont Street Property acquired on April 29, 1998, which contains approximately 265,000 square feet and is expected to undergo a major redevelopment prior to re-tenanting. In addition, the Company was active in the capital markets. Below is a schedule of significant capital events that have taken place:


* In February 1998, the Company completed the $1.25 Billion Notes Offering and the $250 Million MOPPRS Offering.
*    In February 1998, the Company completed the $300 Million Series B
     Preferred Shares Offering.
* In April 1998, the Company completed a private placement of 1,628,009 Common Shares at $28.5625 per share for net proceeds of approximately
     $44.1 million.
* In June 1998, the Company completed the private placement of the $775 Million Notes and 300,000 warrants (the "$775 Million Notes Offering") for a potential additional $300 million in unsecured notes.
* In July 1998, the Company completed the purchase of $48.5 million of Capital Trust 8.25% Step Up Convertible Trust Preferred Securities.
* In August 1998, the Operating Partnership closed on the $328 Million Credit Facility.
* In September 1998, the Operating Partnership closed on the $200 Million Credit Facility.
* In September 1998, the Board of Trustees of the Company increased the annual dividend amount for Common Shares/Units to $1.48 per Common Share/Unit from $1.28 per Common Share/Unit.


RESULTS OF OPERATIONS

GENERAL

     The following discussion is based primarily on the Consolidated Financial Statements of the Company and the Combined Financial Statements of Equity Office Predecessors, as applicable, as of September 30, 1998 and December 31, 1997 and for the three and nine month periods ended September 30, 1998 and 1997, respectively.

     The Company receives income primarily from rental revenue from the Office Properties (including reimbursements from tenants for certain operating costs) and from parking revenue from Office Properties and stand-alone Parking Facilities.

     As of September 30, 1998, the Company owned or had an interest in 285 Office Properties totaling approximately 74.1 million square feet, and 17 stand-alone Parking Facilities with approximately 16,749 spaces (the "Total Portfolio"). Of the Total Portfolio, 82 of these Office Properties totaling approximately 28.7 million square feet and ten Parking Facilities were acquired prior to January 1, 1997; 176 Office Properties totaling approximately 36.6 million square feet and seven Parking Facilities were acquired in 1997; and 27 Office Properties totaling approximately 8.7 million square feet were acquired during the nine months ended September 30, 1998. As a result of this rapid growth in the size of the Total Portfolio, the financial data presented shows large increases in revenues and expenses from period to period. For the foregoing reasons, the Company does not believe its period to period financial data are comparable. Therefore, the analysis below shows changes resulting from Properties that were held during the entire period for the periods being compared (the "Core Portfolio") and the changes in the Total Portfolio. The Core Portfolio for the comparison between the nine months ended September 30, 1998 and 1997 consists of 81 Office Properties totaling approximately 28.2 million square feet and ten Parking Facilities acquired prior to January 1, 1997. The Core Portfolio for the comparison between the three months ended September 30, 1998 and 1997 consists of 91 Office Properties totaling approximately 32.2 million square feet and 14 Parking Facilities acquired prior to July 1, 1997. The Core Portfolio for these comparisons excludes Barton Oaks

Plaza II, a 118,529 square foot office property which was sold in January 1997, and 8383 Wilshire, a 417,463 square foot office property, which was sold in May 1997. The 28 State Street Property, a 570,040 square foot Office Property acquired by the Company on January 23, 1995, was undergoing major redevelopment until May 1997 and is excluded from the Core Portfolio in the comparison for the nine months ended September 30, 1998 and 1997, and included in the Core Portfolio in the comparison for the three months ended September 30, 1998 and 1997.

COMPARISON OF THREE MONTHS ENDED SEPTEMBER 30, 1998 TO THE THREE MONTHS ENDED SEPTEMBER 30, 1997.

The table below represents selected operating information for the Total Portfolio and for the Core Portfolio which consists of 91 Office Properties and 14 Parking Facilities acquired or placed in service prior to July 1, 1997.

                                                 TOTAL PORTFOLIO                       CORE PORTFOLIO
                                      -----------------------------------   ------------------------------------
                                                        INCREASE/   %                        INCREASE/     %
                                       1998     1997   (DECREASE) CHANGE     1998      1997  (DECREASE)  CHANGE
                                      -----------------------------------   ------------------------------------
                                                                 (DOLLARS IN THOUSANDS)

Property revenues                   $429,803  $181,095  $248,708    137.3% $185,505  $179,789  $ 5,716      3.2%
Fees from noncombined affiliates       5,102     1,401     3,701    264.2         -         -        -        -
Interest/dividend income               2,028     1,390       638     45.9       298       280       18      6.4
                                    --------  --------  --------  -------  --------  --------  -------   ------
    Total revenues                   436,933   183,886   253,047    137.6   185,803   180,069    5,734      3.2
                                    --------  --------  --------  -------  --------  --------  -------   ------

Interest expense                      91,240    29,973    61,267    204.4    20,975    24,901   (3,926)   (15.8)
Depreciation and amortization         77,830    29,786    48,044    161.3    33,808    28,736    5,072     17.7
Property operating expenses          153,177    68,868    84,309    122.4    66,554    68,256   (1,702)    (2.5)
Ground rent                            1,813     1,193       620     52.0     1,109     1,192      (83)    (7.0)
General and administrative            16,697     8,330     8,367    100.4         -       102     (102)  (100.0)
                                    --------  --------  --------  -------  --------  --------  -------   ------
    Total expenses                   340,757   138,150   202,607    146.7   122,446   123,187     (741)    (0.6)
                                    --------  --------  --------  -------  --------  --------  -------   ------
Income before allocation to
  minority interests, income from
  investment in unconsolidated
  joint ventures and extraordinary
  items                               96,176    45,736    50,440    110.3    63,357    56,882    6,475     11.4
Minority interests                    (9,882)   (2,899)   (6,983)   240.9      (559)     (312)    (247)    79.2
Income from unconsolidated
  joint ventures                       3,129     1,383     1,746    126.2       815       557      258     46.3
Extraordinary items                        -   (12,930)   12,930   (100.0)        -   (12,930)  12,930   (100.0)
                                    --------  --------  --------  -------  --------  --------  -------   ------
Net income                          $ 89,423  $ 31,290  $ 58,133    185.8% $ 63,613  $ 44,197  $19,416     43.9%
                                    ========  ========  ========  =======  ========  ========  =======   ======

Property revenues less property
  operating expenses before
  depreciation and amortization,
  general and administrative,
  ground rent and interest expense  $276,626  $112,227  $164,399    146.5% $118,951  $111,533  $ 7,418      6.7%
                                    ========  ========  ========  =======  ========  ========  =======   ======

Property Revenues: The increase in rental revenues, tenant reimbursements, parking income and other income ("Property Revenues") in the Core Portfolio resulted from a combination of occupancy and rental rate increases. The weighted average occupancy of the Core Portfolio increased from approximately 92.3% at July 1, 1997 to 95.3% as of September 30, 1998. This increase represents approximately 1.0 million square feet of additional occupancy in the Core Portfolio between July 1, 1997 and September 30, 1998. Property Revenues for the Total Portfolio include lease termination fees of approximately $2.3 million and $.9 million for the three months ended September 30, 1998 and 1997, respectively, and Property Revenues for the Core Portfolio include lease termination fees of approximately $.5 million and $.9 million for the three months ended September 30, 1998 and 1997, respectively, (which are included in the "other revenue" category on the consolidated and combined statements of operations). These fees are related to specific tenants who have paid a fee to terminate their lease obligations before the end of the contractual term of the lease. Although the Company has historically experienced similar levels of such termination fees, there is no way of predicting the timing or amounts of future lease termination fees. The straight-line rent adjustment included in rental revenues for the Total Portfolio for the three months ended September 30, 1998 and 1997 was approximately $17.7 million and $8.7 million, respectively. The straight-line rent adjustment included in rental revenues for the Core Portfolio for the three months ended September 30, 1998 and 1997 was approximately $8.2 million and $9.7 million, respectively.

Interest/Dividend Income: Interest/dividend income for the Total Portfolio increased by approximately $.6 million to $2.0 million for the three months ended September 30, 1998, compared to $1.4 million for the three months ended September 30, 1997, mainly as a result of dividend income earned during the three months ended September 30, 1998 of approximately $.7 million on the Company's $48.5 million investment in 50,000 shares of Capital Trust's 8.25% Step-Up Convertible Trust Preferred Securities. The $.7 million represents a pro rata distribution for the three months ended September 30, 1998 since the Company made its investment on July 28, 1998.

Interest Expense: Interest expense increased approximately $61.3 million for the Total Portfolio to $91.2 million for the three months ended September 30, 1998 compared to $30.0 million for the three months ended September 30, 1997. This increase resulted from having higher debt outstanding in the third quarter of 1998 than during the comparable period of 1997. The increase in total debt and the related increase in interest expense was directly attributable to Property acquisitions and as a result, the Company's total debt as a percentage of total assets increased from approximately 32.0% of total assets at September 30, 1997 to 41.6% of total assets at September 30, 1998, and the Company's interest coverage ratio decreased from approximately 3.6 times in 1997 to 2.9 times in 1998. Although the Company's total debt has increased, the weighted average interest rate on the Company's debt decreased from approximately 7.4% at September 30, 1997 to approximately 7.0% at September 30, 1998. The decrease in interest expense in the Core Portfolio of approximately $3.9 million is primarily due to the pay down of outstanding indebtedness with the IPO proceeds and the replacement of secured debt with unsecured debt.

Depreciation and Amortization: Depreciation and amortization expense for the Total Portfolio increased by approximately $48.0 million to $77.8 million for the three months ended September 30, 1998, compared to $29.8 million for the three months ended September 30, 1997, as a result of Properties acquired and capital and tenant improvements made at Properties during 1998 and 1997. Depreciation and amortization expense for the Core Portfolio increased by approximately $5.1 million to $33.8 million for the three months ended September 30, 1998, compared to $28.7 million for the three months ended September 30, 1997, as a result of capital and tenant improvements made at the Properties.

Property Operating Expenses: Real estate taxes and insurance, repairs and maintenance, and property operating expenses ("Property Operating Expenses") decreased approximately $1.7 million for the Core Portfolio to $66.6 million for the three months ended September 30, 1998 compared to $68.3 million for the three months ended September 30, 1997 mainly as a result of real estate taxes. Real estate taxes decreased approximately $1.6 million from the prior period of which approximately $2.7 million related to a reduction in real estate tax expense recognized during the three months ended September 30, 1998, as a result of successful tax appeals and lower property tax assessments on certain properties partially offset by an increase in real estate tax expense as a result of higher property tax assessments and tax rates in certain markets. Insurance expense decreased approximately $.5 million from the prior period as a result of lower premiums incurred during the current period as a result of the Company's ability to achieve economies of scale on its insurance coverage.

General and Administrative Expenses: General and administrative expenses increased by approximately $8.4 million to $16.7 million for the three months ended September 30, 1998, compared to $8.3 million for the three months ended September 30, 1997. General and administrative expenses as a percentage of total revenues was approximately 3.8% and 4.5% for the three months ended September 30, 1998 and 1997, respectively. The primary reasons for the increase in general and administrative expenses are the significant increase in the size of the Company's portfolio and increased expenses associated with becoming a public company. While general and administrative expenses will continue to increase as the size of the Company's portfolio increases, it is anticipated that the Company will realize increased economies of scale with future growth.

COMPARISON OF NINE MONTHS ENDED SEPTEMBER 30, 1998 TO THE NINE MONTHS ENDED SEPTEMBER 30, 1997.

The table below represents selected operating information for the Total Portfolio and for the Core Portfolio which consists of 81 Office Properties and ten Parking Facilities acquired or placed in service prior to January 1, 1997.

                                               TOTAL PORTFOLIO                        CORE PORTFOLIO
                                   ---------------------------------------  -------------------------------------
                                                         INCREASE/    %                        INCREASE/     %
                                       1998       1997   (DECREASE) CHANGE     1998     1997   (DECREASE)  CHANGE
                                   ----------   -------  ---------  ------  --------  -------  ---------  -------
                                                                (DOLLARS IN THOUSANDS)

Property revenues                   $1,194,694   489,307  $705,387   144.2% $481,696  $447,625   $34,071      7.6%
Fees from noncombined affiliates         7,766     3,841     3,925   102.2         -         -         -        -
Interest/dividend income                 8,237    10,524    (2,287)  (21.7)      775     1,359      (584)   (43.0)
                                    ----------  --------  --------  ------  --------  --------   -------   ------
  Total revenues                     1,210,697   503,672   707,025   140.4   482,471   448,984    33,487      7.5
                                    ----------  --------  --------  ------  --------  --------   -------   ------

Interest expense                       237,194   106,274   130,920   123.2    62,765    98,971   (36,206)   (36.6)
Depreciation and amortization          218,083    90,195   127,888   141.8    85,222    81,045     4,177      5.2
Property operating expenses            426,512   186,671   239,841   128.5   170,349   168,570     1,779      1.1
Ground rent                              5,385     3,499     1,886    53.9     3,335     3,449      (114)    (3.3)
General and administrative              45,137    23,056    22,081    95.8       210       180        30     16.7
                                    ----------  --------  --------  ------  --------  --------  --------   ------
  Total expenses                       932,311   409,695   522,616   127.6   321,881   352,215   (30,334)    (8.6)
                                    ----------  --------  --------  ------  --------  --------   -------   ------

Income before allocation to
  minority interests, income from
  investment in unconsolidated
  joint ventures, gain on sale of
  real estate and extraordinary
  items                                278,386    93,977   184,409   196.2   160,590    96,769    63,821     66.0
Minority interests                     (27,944)   (3,778)  (24,166)  639.7    (1,539)   (1,191)     (348)    29.2
Income from unconsolidated
  joint ventures                         8,155     3,408     4,747   139.3     1,816     1,796        20      1.1
Gain on sale of real estate and
  extraordinary items                   (7,506)     (694)   (6,812)  981.6         -   (12,885)   12,885   (100.0)
                                    ----------  --------  --------  ------  --------  --------  --------   ------
Net income                          $  251,091  $ 92,913  $158,178   170.2% $160,867  $ 84,489   $76,378     90.4%
                                    ==========  ========  ========  ======  ========  ========   =======   ======

Property revenues less property
  operating expenses before
  depreciation and amortization,
  general and administrative,
  ground rent and interest expense  $  768,182  $302,636  $465,546   153.8% $311,347  $279,055   $32,292     11.6%
                                    ==========  ========  ========  ======  ========  ========   =======   ======

Property Revenues: The increase in rental revenues, tenant reimbursements, parking income and other income ("Property Revenues") in the Core Portfolio resulted from a combination of occupancy and rental rate increases. The weighted average occupancy of the Core Portfolio increased from approximately 92.1% at January 1, 1997 to 95.9% as of September 30, 1998. This increase represents approximately 1.1 million square feet of additional occupancy in the Core Portfolio between January 1, 1997 and September 30, 1998. Property Revenues for the Total Portfolio include lease termination fees of approximately $10.4 million and $3.6 million for the nine months ended September 30, 1998 and 1997, respectively, and Property Revenues for the Core Portfolio include lease termination fees of $2.3 million and $3.6 million for the nine months ended September 30, 1998 and 1997, respectively (which are included in the other revenue category on the consolidated and combined statements of operations). These fees are related to specific tenants who have paid a fee to terminate their lease obligations before the end of the contractual term of the lease. Although the Company has historically experienced similar levels of such termination fees, there is no way of predicting the timing or amounts of future lease termination fees. The straight-line rent adjustment included in rental revenues for the Total Portfolio for the nine months ended September 30, 1998 and 1997 was approximately $50.4 million and $16.4 million, respectively. The straight-line rent adjustment included in rental revenues for the Core Portfolio for the nine months ended September 30, 1998 and 1997 was approximately $20.8 million and $16.2 million, respectively.

Interest/Dividend Income: Interest/dividend income for the Total Portfolio decreased by approximately $2.3 million to $8.2 million for the nine months ended September 30, 1998, compared to $10.5 million for the nine months ended September 30, 1997. Prior to the Consolidation, each of the entities involved in the Consolidation needed to maintain separate cash reserves which in the aggregate were higher than the cash reserves the Company maintains going forward. Due to the availability of borrowings under the Credit Facilities, the Company currently maintains lower cash reserves which are targeted to be between $25 to $50 million (although the cash balance may at times be more or less in anticipation of pending acquisitions or other transactions). Although the lower cash balance will result in lower interest income in future periods, this loss in income is expected to be offset by savings on interest expense on the Credit Facilities. The decrease in interest income was partially offset by dividend income earned during the three months ended September 30, 1998 of approximately $.7 million on the Company's $48.5 million investment in 50,000 shares of Capital Trust's 8.25% Step-Up Convertible Trust Preferred Securities. The $.7 million represents a pro rata distribution for the three months ended September 30, 1998 since the Company made its investment on July 28, 1998.

Interest Expense: Interest expense increased by approximately $130.9 million for the Total Portfolio to $237.2 million for the nine months ended September 30, 1998 compared to $106.3 million for the nine months ended September 30, 1997. This increase resulted from having higher debt outstanding in the nine months ended September 30, 1998 than during the comparable period of 1997. The increase in total debt and the related increase in interest expense was directly attributable to Property acquisitions and as a result, the Company's total debt as a percentage of total assets increased from approximately 32.0% of total assets at September 30, 1997 to 41.6% of total assets at September 30, 1998, and the Company's interest coverage ratio increased from approximately 2.8 times in 1997 to 3.1 times in 1998. Although the Company's total debt increased, the weighted average interest rate on the Company's debt decreased from approximately 7.4% at September 30, 1997 to approximately 7.0% at September 30, 1998. The decrease in interest expense in the Core Portfolio of approximately $36.2 million is primarily due to the paydown of outstanding indebtedness with the IPO proceeds and the replacement of secured debt with unsecured debt.

Depreciation and Amortization: Depreciation and amortization expense increased for the Total Portfolio by approximately $127.9 million to $218.1 million for the nine months ended September 30, 1998, compared to $90.2 million for the nine months ended September 30, 1997 as a result of Properties acquired and capital and tenant improvements made at the Properties during 1998 and 1997 and the recording of substantially all the Company's assets and liabilities at their fair market value in connection with the Consolidation and the IPO.
Depreciation and amortization expense increased for the Core Portfolio by approximately $4.2 million to $85.2 million for the nine months ended September 30, 1998, compared to $81.0 million for the nine months ended September 30, 1997, as a result of capital and tenant improvements made at the Properties.

Property Operating Expenses: Real estate taxes and insurance, repairs and maintenance, and property operating expenses ("Property Operating Expenses") increased approximately $1.8 million for the Core Portfolio to $170.3 million for the nine months ended September 30, 1998 compared to $168.6 million for the nine months ended September 30, 1997 as a result of the following: Real estate taxes increased approximately $5.4 million from the prior period of which approximately $5.9 million related to a reduction in real estate tax expense recognized during the nine months ended September 30, 1997, as a result of successful tax appeals and lower property tax assessments on certain Properties. This was partially offset by tax reductions and increases in real estate taxes as a result of higher property tax assessments and tax rates in certain markets in 1998. Repairs and maintenance decreased approximately $2.2 million from the prior period of which approximately $1.0 million related to a nonrecurring expenditure at a single building incurred during the nine months ended September 30, 1997. Insurance expense decreased approximately $1.1 million from the prior period as a result of lower premiums incurred during the current period as a result of the Company's ability to achieve economies of scale on its insurance coverage.

General and Administrative Expenses: General and administrative expenses increased by approximately $22.1 million to $45.1 million for the nine months ended September 30, 1998, compared to $23.1 million for the nine months ended September 30, 1997. General and administrative expenses as a percentage of total revenues was approximately 3.7% and 4.6% for the nine months ended September 30, 1998 and 1997, respectively. The primary reasons for the increase in general and administrative expenses are the significant increase in the size of the Company's portfolio and increased expenses associated with becoming a public company. While general and administrative expenses will continue to increase as the size of the Company's portfolio increases, it is anticipated that the Company will realize increased economies of scale with future growth.

PARKING OPERATIONS

The Total Portfolio and Core Portfolio selected operating information for the three and nine months ended September 30, 1998 and 1997 presented above includes results of operations from the Parking Facilities. Summarized information for the Parking Facilities is presented below.

COMPARISON OF THE THREE MONTHS ENDED SEPTEMBER 30, 1998 TO THE THREE MONTHS ENDED SEPTEMBER 30, 1997.

                                        TOTAL PARKING PORTFOLIO               CORE PARKING PORTFOLIO
                                 -----------------------------------   ----------------------------------
                                                 INCREASE/    %                        INCREASE/     %
                                   1998    1997  (DECREASE) CHANGE      1998    1997   (DECREASE)  CHANGE
                                 ------- ------  ---------  ------     ------ -------  --------- --------
                                                           (DOLLARS IN THOUSANDS)

Property revenues                 $7,350  $6,311    $1,039     16.5%   $5,651  $5,652   $    (1)       -
Interest income                        2      35       (33)   (94.3)        2      86       (84)   (97.7)%
                                  ------  ------    ------   ------    ------  ------   -------  -------
    Total revenues                 7,352   6,346     1,006     15.9     5,653   5,738       (85)    (1.5)
                                  ------  ------    ------   ------    ------  ------   -------  -------
Interest expense                   1,424     475       949    200.0     1,424     475       949    200.0
Depreciation and amortization      1,475   1,068       407     38.1     1,164     986       178     18.1
Property operating expenses        1,901   1,071       830     77.5     1,445     904       541     59.8
                                  ------  ------    ------   ------    ------  ------   -------  -------
    Total expenses                 4,800   2,614     2,186     83.6     4,033   2,365     1,668     70.5
                                  ------  ------    ------   ------    ------  ------   -------  -------

Income before allocation to
  minority interests and income
  from investment in
  unconsolidated joint ventures    2,552   3,732    (1,180)   (31.6)    1,620   3,373    (1,753)   (52.0)
Minority interests                   (84)    (79)       (5)     6.3       (84)    (79)       (5)     6.3
Income from unconsolidated
  joint ventures                     363     825      (462)   (56.0)      363     825      (462)   (56.0)
                                  ------  ------    ------   ------    ------  ------   -------  -------
Net income                        $2,831  $4,478   $(1,647)   (36.8)%  $1,899  $4,119   $(2,220)   (53.9)%
                                  ======  ======    ======   ======    ======  ======   =======  =======

Property revenues less property
  operating expenses before
  depreciation and amortization
  and interest expense            $5,449  $5,240   $   209     4.0%    $4,206  $4,748   $  (542)   (11.4)%
                                  ======  ======    ======   ======    ======  ======   =======  =======

COMPARISON OF THE NINE MONTHS ENDED SEPTEMBER 30, 1998 TO THE NINE MONTHS ENDED SEPTEMBER 30, 1997.

                                         TOTAL PARKING PORTFOLIO                 CORE PARKING PORTFOLIO
                                 -------------------------------------    -----------------------------------
                                                     INCREASE/    %                         INCREASE/    %
                                    1998     1997   (DECREASE)  CHANGE      1998     1997   (DECREASE) CHANGE
                                 --------  -------  ---------  -------    -------  -------  ---------  ------
                                                             (DOLLARS IN THOUSANDS)

Property revenues                 $21,793  $16,282    $5,511      33.8%   $16,691  $15,623   $ 1,068      6.8%
Interest income                        39      149      (110)    (73.8)        39      310      (271)   (87.4)
                                  -------  -------    ------   -------    -------  -------   -------   ------
    Total revenues                 21,832   16,431     5,401      32.9     16,730   15,933       797      5.0
                                  -------  -------    ------   -------    -------  -------   -------   ------

Interest expense                    4,117    2,566     1,551      60.4      4,117    2,528     1,589     62.9
Depreciation and amortization       4,326    2,703     1,623      60.0      3,395    2,665       730     27.4
Property operating expenses         5,998    3,458     2,540      73.5      4,653    3,388     1,265     37.3
                                  -------  -------    ------   -------    -------  -------   -------   ------
    Total expenses                 14,441    8,727     5,714      65.5     12,165    8,581     3,584     41.8
                                  -------  -------    ------   -------    -------  -------   -------   ------

Income before allocation to
  minority interests and income
  from investment in
  unconsolidated joint ventures     7,391    7,704      (313)     (4.1)     4,565    7,352    (2,787)   (37.9)
Minority interests                   (228)    (200)      (28)     14.0       (228)    (200)      (28)    14.0
Income from unconsolidated
  joint ventures                    1,474    1,611      (137)     (8.5)         -        -         -        -
                                  -------  -------   -------   -------    -------  -------   -------   ------
Net income                        $ 8,637  $ 9,115   $  (478)     (5.2)%  $ 4,337  $ 7,152   $(2,815)   (39.4)%
                                  =======  =======   =======   =======    =======  =======   =======   ======

Property revenues less property
  operating expenses before
  depreciation and amortization
  and interest expense            $15,795  $12,824   $ 2,971      23.2%   $12,038  $12,235   $  (197)    (1.6)%
                                  =======  =======   =======    ======    =======  =======   =======   ======


LIQUIDITY AND CAPITAL RESOURCES

LIQUIDITY

     Net cash provided from operations represents the primary source of liquidity to fund distributions, debt service, recurring capital costs and non-revenue enhancing tenant improvements. Prior to the IPO, the Company made annual distributions equal to approximately 100% of taxable income. Cash generated in excess of taxable income (resulting primarily from non-cash items such as depreciation and amortization) was retained for working capital and to fund capital improvements and non-revenue enhancing tenant improvements. The Company currently intends to continue to make, but has not contractually bound itself to make, regular quarterly distributions to holders of Series A Preferred Shares, Series B Preferred Shares, Common Shares and Units. The Company established annual distribution rates as follows: 8.98% per annum ($2.245 per share) for each Series A Preferred Share, 5.25% per annum ($2.625 per share) for each Series B Preferred Share, and $1.48 per annum per Common Share and Unit. The Company increased its Common Share and Unit distribution from $1.28 per annum to $1.48 per annum effective for the quarter ended September 30, 1998.

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

DEBT FINANCING

     The table below summarizes the mortgage debt, unsecured notes and Credit Facility indebtedness outstanding at September 30, 1998 and December 31, 1997, including a net premium on mortgage debt and unsecured notes (net of accumulated amortization of approximately $2.8 million and $2.1 million) of approximately $6.4 million and $1.2 million, respectively, recorded in connection with the Company's Consolidation, debt assumed in connection with certain of the Company's acquisitions, and unsecured notes.


(Dollars in thousands)                   SEPTEMBER 30, 1998   DECEMBER 31, 1997
-------------------------------         -------------------- -------------------
DEBT SUMMARY:
Balance
  Fixed rate...............................    $4,592,064          $2,219,496
  Variable rate............................     1,080,051           2,064,821
                                               ----------          ----------
    Total..................................    $5,672,115          $4,284,317
                                               ==========          ==========

Percent of total debt:
  Fixed rate...............................            81%               51.8%
  Variable rate............................            19%               48.2%
                                               ----------          ----------
    Total..................................         100.0%              100.0%
                                               ==========          ==========

Weighted average interest
rate at end of period:
  Fixed rate...............................           7.2%                7.5%
  Variable rate............................           6.4%                6.9%
                                               ----------          ----------
    Weighted average.......................           7.0%                7.2%
                                               ==========          ==========

     The majority of the variable rate debt shown above bore interest at various LIBOR-based floating interest rates. The weighted average spread of the Company's interest rate over the average LIBOR rate of 5.6% at September 30, 1998 was approximately .8%.

MORTGAGE FINANCING

     As of September 30, 1998, the Company's total mortgage debt (excluding the Company's share of unconsolidated debt of approximately $121.3 million) consisted of approximately $2.1 billion of fixed rate debt with a weighted average interest rate of approximately 7.5% and $32.6 million of variable rate debt bearing interest at the 30-day LIBOR plus 1.0%. The Company's mortgage debt at September 30, 1998 will mature as follows:


               DOLLARS IN THOUSANDS
               --------------------
               1998..................................   $  108,161
               1999..................................       52,908
               2000..................................      146,026
               2001..................................      433,179
               2002..................................       69,779
               Thereafter............................    1,285,378
                                                        ----------
                  Subtotal...........................    2,095,431
               Net premium (net of accumulated
                amortization of $2.9 million)........        1,974
                                                        ----------
               Total.................................   $2,097,405
                                                        ==========

     The instruments encumbering the Properties restrict transfer of the Properties, prohibit liens and require payment of taxes on the Properties, maintenance of the Property in good condition, maintenance of insurance on the Property and obtaining lender consent to leases with material tenants.

CREDIT FACILITIES

     Lines of Credit. On May 29, 1998, the Company amended and restated the $600 Million Credit Facility to a $1.0 billion unsecured revolving credit facility (the "$1.0 Billion Credit Facility"). The $1.0 Billion Credit Facility matures on May 29, 2001. The Company incurred fees of approximately $2.5 million at the closing of the $1.0 Billion Credit Facility which will be amortized over the term along with approximately $1.0 million of unamortized deferred financing costs on the $600 Million Credit Facility which will also be amortized over the term. The interest rate is based on the Company's investment grade credit rating on its unsecured debt and is currently LIBOR plus 60 basis points and the facility fee is equal to 20 basis points. In addition, a competitive bid option, whereby the lenders participating in the facility bid on the interest rate to be charged, is available for up to $350 million of the facility. The outstanding balance on the $1.0 Billion Credit Facility was approximately $519.5 million as of September 30, 1998. Subsequent to September 30, 1998, the Company borrowed an additional $110.0 million on the $1.0 Billion Credit Facility.

     On August 14, 1998, the Operating Partnership closed on the $328 Million Credit Facility. The facility is priced at 90-day LIBOR plus 80 basis points and is prepayable on any interest payment date. The facility matures on August 15, 2000. The proceeds from the facility were used to pay down the $1.0 Billion Credit Facility.

     On September 22, 1998, the Operating Partnership closed on the $200 Million Credit Facility. Interest accrues under the $200 Million Credit Facility at an initial rate of LIBOR plus 50 basis points with a facility fee equal to 20 basis points per annum. Pricing for the first twelve months is based on a matrix tied to the Company's credit rating and may be reset after the first twelve months for an additional six months and again after eighteen months for an additional six months for a ten basis point fee. The proceeds from the facility were used to pay down the $1.0 Billion Credit Facility.

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

     $250 MandatOry Par Put Remarketed Securities Offering. In February 1998, the Company completed the $250 Million MOPPRS Offering. The $250 Million MOPPRS are subject to mandatory tender on February 15, 2002.

     $775 Million Unsecured Notes and 300,000 warrants offering. In June 1998, the Company completed the $775 Million Notes Offering. The $775 Million Notes consist of three tranches with maturities of six to thirty years.

The table below summarizes the Company's unsecured notes as of September 30, 1998:


                                            AMOUNT         STATED     EFFECTIVE
        TRANCHE                         (IN THOUSANDS)      RATE       RATE (a)
------------------------            ------------------- ----------- ------------
4 Year MOPPRS due 2002                  $   250,000        6.38%        6.30%
5 Year Notes due 2003                       300,000        6.38%        6.73%
6 Year Notes due 2004                       250,000        6.50%        6.68%
7 Year Notes due 2004                        30,000        7.24%        7.26%
7 Year Notes due 2005                       400,000        6.63%        7.02%
8 Year Notes due 2005                        50,000        7.36%        7.69%
9 Year Notes due 2006                        50,000        7.44%        7.74%
9 Year Notes due 2007                       300,000        6.76%        6.76%
10 Year Notes due 2007                       50,000        7.41%        7.70%
10 Year Notes due 2008                      300,000        6.75%        7.01%
20 Year Notes due 2018                      250,000        7.25%        7.54%
30 Year Notes due 2028                      225,000        7.25%        7.31%
                                        ------------     --------     --------
  Subtotal                                2,455,000        6.76%        6.97%
                                                         ========     ========
Net premium (net of accumulated
     amortization of $.2 million)             4,398
                                        ------------
  Total                                 $ 2,459,398
                                        ============

(a) Includes the cost of the terminated interest rate protection agreements, offering and transaction costs, the premium on the warrants and the discount on unsecured notes.

     The Operating Partnership filed a registration statement, which was declared effective on June 18, 1998, relating to an offer to exchange the $180 Million Notes, the $1.25 Billion Notes and the $250 Million MOPPRS for registered securities of the Operating Partnership with terms identical in all material respects to the terms of the existing notes. This exchange offer expired on July 30, 1998.

     The Operating Partnership filed a registration statement, which was declared effective on July 22, 1998, related to the issuance from time to time of up to $2.0 billion of unsecured debt securities and warrants exercisable for debt securities in amounts, at initial prices and on terms to be determined at the time of offering. The securities may be issued separately or together, in separate series in amounts, at prices and on terms described in one or more supplements to the prospectus.

     The Operating Partnership filed a registration statement which was declared effective on September 4, 1998, relating to an offer to exchange (a) the $775 Million Notes; (b) 300,000 warrants to purchase an additional $300 million in unsecured notes at a later date; and (c) portions of the $1.25 Billion Notes and $250 Million MOPPRS for registered securities of the Operating Partnership with terms identical in all material respects to the terms of the existing notes. This exchange offer expired on October 27, 1998.

     Restrictions and Covenants. Agreements or instruments relating to the unsecured notes and lines of credit contain certain restrictions and requirements regarding total debt to assets ratios, secured debt to total assets ratios, debt service coverage ratios, minimum ratio of unencumbered assets to unsecured debt and other limitations.

EQUITY SECURITIES

Below is a summary of the equity securities issued in connection with various transactions occurring since June 30, 1998:

- During the three months ended September 30, 1998 there were 23,079 share options exercised, 178,976 Units issued in connection with a Property acquisition and 265,079 Units were converted into Common Shares on a one-for-one basis.

CASH FLOWS

NINE MONTHS ENDED SEPTEMBER 30, 1998  COMPARED TO SEPTEMBER 30, 1997

     Cash and cash equivalents decreased by approximately $88.5 million, to $140.4 million at September 30, 1998, from $228.9 million at December 31, 1997. This decrease was the result of approximately $506.1 million provided by operating activities, $1,926.4 million used for investing activities and $1,331.7 million provided by financing activities. Net cash provided by operating activities increased by approximately $350.5 million to approximately $506.1 million from $155.6 million primarily due to the additional cash flow generated by the increase in the number of Properties owned. Net cash used for investing activities increased by approximately $1,269.7 million from $656.7 million to $1,926.4 million mainly due to an increase in the amount of real estate assets purchased during the nine months ended September 30, 1998 compared to the nine months ended September 30, 1997. Net cash provided by financing activities increased by approximately $927.3 million from $404.4 million to $1,331.7 million due primarily to the proceeds from the unsecured notes offerings reduced primarily by a net pay down in the Company's Credit Facilities and distributions to common shareholders, unitholders and preferred shareholders.

CAPITAL IMPROVEMENTS

     The Company has a history of acquiring and repositioning undercapitalized and poorly managed properties, many of which have required significant capital improvements due to deferred maintenance and/or required substantial renovation to enable them to compete effectively. A number of the Properties also have had significant amounts of shell space requiring build out at the time of acquisition. The Company takes these capital improvements and revenue enhancing tenant improvements into consideration at the time of acquisition in determining the amount of equity and debt financing required to purchase the property and fund the improvements. Therefore, capital improvements made during the first five years after acquisition of these Properties are treated separately from typical recurring capital expenditures, non-revenue enhancing tenant improvements and leasing commissions required once these Properties have reached stabilized occupancy, and deferred maintenance and renovations planned at the time of acquisition have been completed. Capital improvements, (including tenant improvements and leasing commissions for shell space), for the nine months ended September 30, 1998 were approximately $21.5 million or .29 per square foot. These amounts exclude capital and tenant improvements of approximately $42.0 million incurred for the nine months ended September 30, 1998 for developments in process.

     The Company considers capital expenditures to be recurring expenditures relating to the on-going maintenance of the Office Properties. The table below summarizes capital expenditures for the nine months ended September 30, 1998. The capital expenditures set forth below are not necessarily indicative of future capital expenditures.


                                      FOR THE NINE MONTHS ENDED
                                         SEPTEMBER 30, 1998
                                      ------------------------
Number of Office Properties                      285
Rentable Square Feet (in millions)              74.1
Capital Expenditures per square foot             .07

TENANT IMPROVEMENTS AND LEASING COMMISSION COSTS

     The Company distinguishes its tenant improvements and leasing commissions between those that are revenue enhancing (i.e., required for space which is vacant at the time of acquisition or that has been vacant for nine months or more) and non-revenue enhancing (i.e., required to maintain the revenue being generated from currently leased space). The table below summarizes the revenue enhancing and non-revenue enhancing tenant improvements and leasing commissions for the nine months ended September 30, 1998 excluding amounts attributable to developments in process. The tenant improvement and leasing commission costs set forth below are presented on an aggregate basis and do not reflect significant regional variations and, in any event, are not necessarily indicative of future tenant improvement and leasing commission costs:


                                                       FOR THE NINE MONTHS ENDED
                                                          SEPTEMBER 30, 1998
                                                       -------------------------
Number of Office Properties                                       285
Rentable square feet (in millions)                               74.1
Revenue enhancing tenant improvements and leasing
  commissions:
  Amounts (in thousands)                                      $27,524
  Per square foot improved                                      16.23  (1)
  Per total square foot                                          0.50  (2)
Non-revenue enhancing tenant improvements and leasing
  commissions:
Renewal space
  Amounts (in thousands)                                      $20,346
  Per square foot improved                                       8.09  (1)
  Per total square foot                                           .37  (2)
Retenanted space
  Amounts (in thousands)                                      $23,634
  Per square foot improved                                      16.90  (1)
  Per total square foot                                           .43  (2)
                                                            ----------
Total non-revenue enhancing (in thousands)                    $43,980
Per square foot improved                                        11.24  (1)
Per total square foot                                             .80  (2)


(1) The per square foot calculations as of September 30, 1998 are calculated taking the total dollars anticipated to be incurred on tenant improvements for tenants taking occupancy during the nine months ended September 30, 1998, divided by the total square footage being improved or total building square footage. The actual amounts incurred as of September 30, 1998 for revenue enhancing, non-revenue enhancing renewal and released space were approximately $19.5 million, $18.4 million and $35.6 million, respectively.
(2) The amounts shown have been annualized to reflect a full year of comparable operation. The actual costs per total square foot as of September 30, 1998 for revenue enhancing and non-revenue enhancing renewal and retenanted space were $.38, $.28 and $.32, respectively.

DEVELOPMENT

     In connection with the Beacon Merger and other acquisitions, the Company acquired certain Properties that are currently in various stages of development or pre-development. The Company funds these developments with proceeds from working capital and the Credit Facilities. Specifically identifiable direct and indirect acquisition, development and construction costs are capitalized including, where applicable, salaries and related costs, real estate taxes, interest and certain pre-construction costs essential to the development of a property. As of September 30, 1998, the Company has incurred approximately $276.3 million of costs in connection with the Properties being developed.
     The Company has entered into agreements to purchase the following properties upon their completion:
     1) The Rand Tower Garage located in Minneapolis, Minnesota will be purchased upon completion anticipated to be in March 1999.
         The purchase price for this 589 space parking facility will be approximately $19.2 million.
     2) The Prominence in Buckhead, an office building under development in the Buckhead sub-market of Atlanta, Georgia, will consist of a 430,000 square foot office building and 1,350 parking spaces, will be acquired upon its completion anticipated to be in August 1999.
         The purchase price will also include an 11.88-acre site that may be used to develop Phase II of Prominence. There are no immediate plans to develop the 11.88-acre site, which is zoned for a 420,000 square foot office tower. The purchase price for the described assets and amounts to be incurred for tenanting the property will be approximately $88.2 million.
     3) In July 1998, the Company's Board of Trustees approved the purchase of the World Trade Center East Project in Seattle, Washington upon its anticipated completion in March 1999. The property will consist of 187,000 square feet and will cost approximately $38.6 million.

     The above transactions are contingent upon certain terms and conditions as set forth in their respective purchase agreements. There can be no assurance that these transactions will be consummated as described above.

     In addition to the properties described above, the Company also owns various land parcels available for development, however, no significant development activity is taking place on these sites at this time.

YEAR 2000

Overview of Y2K Problem

     The Year 2000 or "Y2K" problem refers to the inability of many existing computer programs to properly recognize a year that begins with "20" instead of the familiar "19". If left uncorrected, many computer programs having time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. The failure to accurately recognize the year 2000 and other key dates could result in a variety of problems from data miscalculations to the failure of entire systems.

The Year 2000 Program

     In the early months of 1998, the Company formed a Year 2000 committee for the purpose of creating a program (the "Program") to identify, understand and address the myriad of issues associated with the Y2K problem. Such committee is comprised of representatives from senior management and various departments at the home and regional offices, including the legal, engineering, telecommunications, information systems and office services departments. Due to the wide ranging implications of the Y2K problem, management decided to carry out the Program in multiple phases over the remainder of 1998 and 1999. What follows is a description of the activities that have been or are expected to be conducted in each phase of the Program, including a summary of the results obtained to date and a time table for completion. Although many of the phases of the Program are being carried out simultaneously, the various phases will be discussed separately.

Phase One - Assessing the Company's Y2K Readiness

     The initial step in assessing the Company's Y2K readiness consists of conducting a study to identify any systems that are date sensitive and, accordingly, could have potential Y2K problems. The study includes an examination of information technology and non-information technology systems at the Company's home and regional offices and at the Company's Properties.

For the most part, the initial step of identifying systems has been completed by our information services department and building engineers through a combination of physical inspections and informational interviews with Company employees. A portion of such work with respect to the Company's secondary systems (described below) remains to be done and will be handled with the assistance of an outside consultant. A review of the telecommunications systems is being conducted by one of our affiliates.

     After identifying systems that could have a potential Y2K problem, the Company is attempting to determine which of the systems actually have a Y2K problem. Much of the required information is within the exclusive control of the Company's vendors and manufacturers, who are being contacted through standard form letters and telephone calls requesting information. In the case of building management systems, a database was compiled for the types of equipment, names of manufacturers and model numbers. The Company's regional engineers are each responsible for gathering information on the Y2K compliance of specific systems. In addition to examining the Company's systems for compliance, we continue to assess the progress of the Building Owners and Managers Association ("BOMA"), the General Services Administration ("GSA") and other industry leaders that are monitoring the compliance efforts of the major utility and telecommunications companies. The following is a summary of the Phase One results obtained to date.

Building Management Systems

The Company has identified six categories of building management systems in which we have the most exposure to potential Y2K problems. These categories include:


-    Building automation (e.g. energy management, HVAC)
-    Security card access
-    Fire and life safety
-    Elevator
-    Garage revenue control
-    Office equipment


     In April 1998, our field staff began gathering data to catalog the equipment in all of our buildings. To date, we have received approximately 75% of the information requested. We do not expect to receive 100% of the information requested due to a number of non-responsive vendors or unavailable information. By the end of November 1998, a preliminary Y2K compliance study of the building management systems outlined above is expected to be completed for all the Company's buildings. Following review of such studies, management expects to be able to determine the Company's state of readiness as to the building management systems.


Information Systems

Our information systems fall into four general categories: accounting and property management, network operating systems, desktop software and secondary systems.

Accounting and Property Management

Management believes that we have determined our exposure with respect to our accounting and property management software. Specifically, although the general ledger system is compliant, the accounts payable and property management systems are not. Upgrades from the vendor will be available in the fourth quarter of 1998. Our current expected schedule for compliance is as follows:


-    System testing - Complete
-    Test software upgrades - November, 1998
-    Begin installation of upgrades -- First Quarter 1999
-    Full Y2K compliance - Second Quarter 1999


Network Operating Systems

Management believes that network operating servers are currently approximately 75% compliant. For the remaining 25%, Novell, the manufacturer, is providing software that is expected to bring the servers into Y2K compliance. Upgrades of our network operating systems are expected to be installed in the first and second quarters 1999, bringing the network operating servers into full compliance. Management believes that testing of this new software will not be necessary, as it has already been proven in the industry to be Y2K compliant.

Desktop Software

We believe we have reviewed all of our desktop systems and software applications, identified those that are not in compliance and compiled a list of necessary upgrades. The efforts to ready our desktop systems for Y2K are being directed towards a broader Company initiative referred to as EO 2000. As part of the EO 2000 program, we currently intend to install Windows 98 and Microsoft Office 97 in all field and home office desktop systems.

Our time frame for EO 2000 is expected to be as follows:

-    Systems (hardware and software) testing for Y2K compliance - complete
- Begin installing updated software that will also provide Y2K compliance - November 1998
-    Complete installation/full compliance - October 1999


Secondary Information Systems

Our "secondary" information systems include, but are not limited to: payroll, human resources, fixed-asset system, and forecasting modeling software, which provides projections on property returns and other items. We are also reviewing internally developed software, such as our budget program and tenant-services system. As discussed above, we intend to retain a third party consultant during the fourth quarter of 1998 to assist us in identifying and assessing the Y2K compliance of the secondary systems. Thereafter, a time table for the replacement or upgrade of any non-compliant secondary systems will be developed.

Telecommunication Systems

In general, we believe that our internal telephone systems are not date sensitive and should not be materially affected by Y2K problems. Although there could be some convenience issues such as inaccurate voice-mail message date stamps, such problems are not expected to be material and, in large part, should be corrected prior to the year 2000.

Phase Two - Determining the Cost of Achieving Y2K Readiness and Implementing the Y2K Action Plan

In large part, the work to date on Phase One of the Program has been performed by our employees without additional cost to the Company. Although we intend to retain a third party consultant to assist us in completing Phase One, the cost of such consultant cannot currently be determined. Likewise, we have not yet analyzed the studies of the building management systems or completed the action plan for the 1999 property budgets. Such information should be available by the end of November, 1998. It is our belief that a large part of the cost of bringing the building management system into compliance will be considered to be an operating expense that is reimbursable to the Company under most tenant leases. The estimated cost of the EO 2000 initiative is $1.7 million. Most of the work related to EO 2000 is not Y2K related. Based upon review of the studies and the formulation of the building operational budgets for 1999, management will develop an action plan for bringing the building management systems into compliance.


Phase Three - Assessing the Risks to the Company of Non-Compliance


Management does not believe that the impact of the Y2K problem will have a material adverse effect on the Company's financial condition and results of operations. Such belief is based on our analysis of the risks to the Company related to both our own potential Y2K problems discussed above and our assessment of the Y2K problems of our vendors, suppliers and customers.

Failure of Building Management Systems

Management believes that the Y2K risks to the Company's financial condition and operation associated with a failure of building management systems is immaterial due to the fact that each of the Company's Properties have, for the most part, separate building management systems. Accordingly, a Y2K problem that is experienced at one building should have no effect on the other Company buildings. In addition, based upon the study results received to date, we believe that we will have sufficient time to correct those system problems within our control before the year 2000. We have already begun preliminary testing of building systems at several of our buildings sites, including Westbrook Corporate Center, Two California Plaza and State Street Bank Building. Testing of essential building management systems will continue throughout 1999.

In the event we do experience a failure of essential building management systems at one or more of our buildings, whether due to a failure of one of our systems or an interruption of utilities, management believes that the individual tenant leases will protect us from claims of constructive eviction or other remedies that could result in a termination of lease rights. It is also management's belief that most of our leases eliminate, limit or quantify the rights of a tenant to receive an abatement under such circumstances. Although there is always a risk of claims being brought on a non-contractual basis (e.g. in tort), it is our belief that our efforts to identify and solve Y2K problems will minimize such risk. We have also attempted to allocate the risk of non-compliance to the vendors and manufacturers of the building management and information systems by establishing standard riders and addenda to be attached to new contracts for systems using time sensitive data. Management believes that although there is no assurance that adequate coverage will be available at a commercially reasonable cost, we may attempt to contract for insurance to minimize the risks of Y2K liability.

Failure of Information Systems

Since the Company's major source of income is rental payments under long term leases, the failure of key information systems is not expected to have a material adverse effect on the Company's financial condition and results of operations. Even if we were to experience problems with the information systems, the payment of rent under the leases would not be excused. In addition, we expect to correct those information system problems within our control before the year 2000, thereby minimizing or avoiding the increased cost of correcting problems after the fact.

The Y2K Problems of Our Vendors

The success of our business is not closely tied to the operations of any one manufacturer, vendor or supplier. Accordingly, if any of our manufacturers, vendors or suppliers ceases to conduct business due to Y2K related problems, we expect to be able to contract with alternate providers without experiencing any material adverse effect on the Company's financial condition and results of operations.

The Y2K Problems of Our Customers

Due to our broad customer/tenant base, the success of our business is not closely tied to the success of any particular tenant. Accordingly, management believes that there should not be a material adverse effect on the Company's financial condition and results of operations if any one of our tenants ceases to conduct business (and pay rent) due to Y2K related problems. As part of our efforts to keep our tenants advised as to the steps we are taking to address potential Y2K problems, we have also requested that such tenants provide us with periodic updates as to their Y2K readiness.

Doomsday Scenario

We are aware that it is generally believed that the world's Y2K problem, if uncorrected, may result in an economic crisis of global proportions. We are unable to determine whether such predictions are true or false. As mentioned above, we expect that the nature of our income (rent from good credit tenants under long term leases) should serve as a hedge against any short term disruptions of business. However, if the doomsday scenarios prove true, we assume that all companies (including ours) will experience the effects in one way or another.

Phase Four - Developing Contingency Plans

We currently do not have a contingency plan in place. Once we have proceeded further in the completion of the initial phases of the Program, contingency plans are expected to be developed.

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

     The following table reflects the calculation of the Company's and Equity Office Predecessors' Funds from Operations for the three month periods ended September 30, 1998 and 1997 on a historical basis:


                                                            THREE MONTHS ENDED SEPTEMBER 30,
                                                           ----------------------------------
(Dollars in thousands)                                        1998               1997  (a)
---------------------------------------------------------------------------------------------
Income before allocation to minority interests, income
   from investment in unconsolidated joint ventures and
   extraordinary items:                                      $    96,176         $  45,736
Add back (deduct):
   (Income) allocated to minority interests for partially
     owned properties                                               (572)             (312)
   Income from investment in unconsolidated
     joint ventures                                                3,129             1,383
   Depreciation and amortization (real estate
     related)                                                     80,388            26,715
   Net amortization of net premium on mortgage debt                  285             1,267
   Preferred dividends                                            (8,427)                -
                                                             ------------       -----------
Funds from Operations before effect of adjusting
   straight-line rental revenue and expense included in
   Funds from Operations to a cash basis (b)                     170,979            74,789
   Deferred rental revenue                                       (17,686)           (8,705)
   Deferred rental expense                                           654               549
                                                             ------------       -----------
Funds from Operations excluding straight-line rental
   revenue and expense adjustments                           $   153,947        $   66,633
                                                             ============       ===========

Operating Partnership Funds from Operations                  $   170,979        $   74,789
Company's share of Operating Partnership                            89.7%             92.4%
                                                             ------------       -----------
Company's share of Funds from Operations                     $   153,359        $   69,141
                                                             ============       ===========

Cash Flow Provided By (Used For):
   Operating Activities                                      $   160,449        $   64,952
   Investing Activities                                      $  (650,384)       $  (84,069)
   Financing Activities (c)                                  $   577,540        $   89,919


Ratio of earnings to combined fixed charges and
   preferred share distributions                                     1.8               2.3

(a) Represents the combined results of Equity Office Predecessors for the period from July 1, 1997 to July 10, 1997 and the Company from July 11, 1997 to September 30, 1997.
(b) The White Paper on Funds from Operations approved by the Board of Governors of the National Association of Real Estate Investment Trusts ("NAREIT") in March 1995 defines Funds from Operations as net income (loss) (computed in accordance with GAAP), excluding gains (or losses) from debt restructuring and sales of properties, plus real estate related depreciation and amortization and after adjustments for unconsolidated partnerships and joint ventures. The Company believes that Funds from Operations is helpful to investors as a measure of the performance of an equity REIT because, along with cash flow from operating activities, financing activities and investing activities, it provides investors with an indication of the ability of the Company to incur and service debt, to make capital expenditures and to fund other cash needs. The Company computes Funds from Operations in accordance with standards established by NAREIT which may not be comparable to Funds from Operations reported by other REITs that do not define the term in accordance with the current NAREIT definition or that interpret the current NAREIT definition differently than the Company.
     Funds from Operations does not represent cash generated from operating activities in accordance with GAAP nor does it represent cash available to pay distributions and should not be considered as an alternative to net income (determined in accordance with GAAP) as an indication of the Company's financial performance or to cash flow from operating activities (determined in accordance with GAAP) as a measure of the Company's liquidity, nor is it indicative of funds available to fund the Company's cash needs, including its ability to make cash distributions.
(c) For the quarter ended September 30, 1997, cash flow provided by financing activities includes approximately $181.1 million in cash contributed from Equity Office Predecessors in connection with the Consolidation.

     The following table reflects the calculation of the Company's and Equity Office Predecessors' Funds from Operations for the nine month periods ended September 30, 1998 and 1997 on a historical basis:


                                                          NINE MONTHS ENDED SEPTEMBER 30,
                                                       ------------------------------------
(Dollars in thousands)                                        1998               1997  (a)
-------------------------------------------------------------------------------------------
Income before allocation to minority interests, income
   from investment in unconsolidated joint ventures,
   gain on sales of real estate and extraordinary items:    $    278,386        $   93,977
Add back (deduct):
   (Income) allocated to minority interests for partially
     owned properties                                             (1,608)           (1,191)
   Income from investment in unconsolidated
     joint ventures                                                8,155             3,408
   Depreciation and amortization (real estate
     related)                                                    223,386            85,709
   Net amortization of net premium on mortgage debt                  816             1,267
   Preferred dividends                                           (23,130)                -
                                                            --------------      -----------
Funds from Operations before effect of adjusting
   straight-line rental revenue and expense included in
   Funds from Operations to a cash basis (b)                     486,005           183,170
   Deferred rental revenue                                       (50,406)          (16,395)
   Deferred rental expense                                         1,960             1,647
                                                            --------------      -----------
Funds from Operations excluding straight-line rental
   revenue and expense adjustments                          $    437,559        $  168,422
                                                            ==============      ===========

Operating Partnership Funds from Operations                 $    486,005        $  183,170
                                                                                ===========
Company's share of Operating Partnership                            89.6%
                                                            --------------
Company's share of Funds from Operations                    $    435,674
                                                            ==============

Cash Flow Provided By (Used For):
   Operating Activities                                     $    506,140        $  155,625
   Investing Activities                                     $ (1,926,369)       $ (656,702)
   Financing Activities (c)                                 $  1,331,732        $  404,444


Ratio of earnings to combined fixed charges and
   preferred share distributions                                     1.9               1.8

(a) Represents the combined results of Equity Office Predecessors for the period from January 1, 1997 to July 10, 1997 and the Company from July 11, 1997 to September 30, 1997.
(b) The White Paper on Funds from Operations approved by the Board of Governors of the National Association of Real Estate Investment Trusts ("NAREIT") in March 1995 defines Funds from Operations as net income (loss) (computed in accordance with GAAP), excluding gains (or losses) from debt restructuring and sales of properties, plus real estate related depreciation and amortization and after adjustments for unconsolidated partnerships and joint ventures. The Company believes that Funds from Operations is helpful to investors as a measure of the performance of an equity REIT because, along with cash flow from operating activities, financing activities and investing activities, it provides investors with an indication of the ability of the Company to incur and service debt, to make capital expenditures and to fund other cash needs. The Company computes Funds from Operations in accordance with standards established by NAREIT which may not be comparable to Funds from Operations reported by other REITs that do not define the term in accordance with the current NAREIT definition or that interpret the current NAREIT definition differently than the Company.
     Funds from Operations does not represent cash generated from operating activities in accordance with GAAP nor does it represent cash available to pay distributions and should not be considered as an alternative to net income (determined in accordance with GAAP) as an indication of the Company's financial performance or to cash flow from operating activities (determined in accordance with GAAP) as a measure of the Company's liquidity, nor is it indicative of funds available to fund the Company's cash needs, including its ability to make cash distributions.
(c) For the nine months ended September 30, 1997, cash flow provided by financing activities includes approximately $181.1 million in cash contributed from Equity Office Predecessors in connection with the Consolidation.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits:

          (27) Financial Data Schedule

(b)  Reports on Form 8-K:

     (1)  A report on Form 8-K, dated September 3, 1998 containing Item 7.

     (2)  A report on Form 8-K, dated September 30, 1998 containing Item 5 and
          Item 7.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                               EQUITY OFFICE PROPERTIES TRUST

Date:  November 5, 1998                   By: /s/  Stanley M. Stevens
       ----------------                            ---------------------------------------------
                                                   Stanley M. Stevens
                                                   Executive Vice President, Chief Legal Counsel and
                                                   Secretary

Date:  November 5, 1998                   By: /s/  Richard D. Kincaid
       ----------------                            ---------------------------------------------
                                                   Richard D. Kincaid
                                                   Executive Vice President, Chief Financial Officer