Form 10-K
period 1998-12-31
EQUITY OFFICE PROPERTIES TRUST
filed 1999-03-24
CIK 1038339

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                      ------------------------------------
                                   FORM 10-K
           [X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                          SECURITIES AND EXCHANGE ACT OF 1934
                     For the fiscal year ended December 31, 1998 or
         [ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                          SECURITIES AND EXCHANGE ACT OF 1934
                For the transition period from           to
                        COMMISSION FILE NUMBER: 1-13115
                         EQUITY OFFICE PROPERTIES TRUST
             (Exact name of registrant as specified in its charter)

                  MARYLAND                                      36-4151656
(State or other jurisdiction of incorporation      (I.R.S. Employer Identification No.)
              or organization)                                     60606
         TWO NORTH RIVERSIDE PLAZA,                             (Zip Code)
        SUITE 2200, CHICAGO, ILLINOIS
  (Address of principal executive offices)

                                 (312) 466-3300
              (Registrant's telephone number, including area code)
          Securities registered pursuant to Section 12(b) of the Act:

                   TITLE OF EACH CLASS                       NAME OF EACH EXCHANGE ON WHICH REGISTERED
                   -------------------                       -----------------------------------------
          Common Shares of Beneficial Interest,
       $.01 par value per share ("Common Shares")                New York Stock Exchange
          8.98% Series A Cumulative Redeemable
        Preferred Shares of Beneficial Interest,
         liquidation preference $25.00 per share                 New York Stock Exchange
         5.25% Series B Convertible, Cumulative
   Redeemable Preferred Shares of Beneficial Interest,
         liquidation preference $50.00 per share                 New York Stock Exchange
          8.625% Series C Cumulative Redeemable
        Preferred Shares of Beneficial Interest,
         liquidation preference $25.00 per share                 New York Stock Exchange

          Securities registered pursuant to Section 12(g) of the Act:
                                     (None)
    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (of for such shorter period that the registrant was required to file such report), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No
    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ] Yes [ ] No
    The aggregate market value of the Common Shares held by non-affiliates of the registrant as of March 12, 1999 was $6,642,224,418.
    On March 12, 1999, 260,083,420 of the registrant's Common Shares were outstanding.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the registrant's proxy statement for the annual shareholders' meeting to be held in 1999 are incorporated by reference into Part III.

                         EQUITY OFFICE PROPERTIES TRUST

                               TABLE OF CONTENTS

                                                                         PAGE
                                                                         ----
PART 1.
Item 1.    Business....................................................     4
Item 2.    Properties..................................................    33
Item 3.    Legal Proceedings...........................................    43
Item 4.    Submission of Matters to a Vote of Security Holders.........    44
PART II.
Item 5.    Market for the Registrant's Common Equity and Related
           Shareholder Matters.........................................    45
Item 6.    Selected Financial Data.....................................    48
Item 7.    Management's Discussion and Analysis of Financial Condition
           and Results of Operations...................................    51
Item 7A.   Quantitative and Qualitative Disclosure About Market Risk...    76
Item 8.    Financial Statements........................................    78
Item 9.    Changes in and Disagreements with Accountants on Accounting
           and Financial Disclosure....................................   116
PART III.
Item 10.   Directors and Executive Officers of the Registrant..........   117
Item 11.   Executive Compensation......................................   117
Item 12.   Security Ownership of Certain Beneficial Owners and
           Management..................................................   117
Item 13.   Certain Relationships and Related Transactions..............   117

PART IV.
ITEM 14.   Exhibits, Financial Statement Schedules, and Reports on Form
           8-K.........................................................   118

                                     PART I

ITEM 1.  BUSINESS.

                                  THE COMPANY

     As used herein, the terms "we," "us," "our," " Equity Office" or the "Company" refer to Equity Office Properties Trust, a Maryland real estate investment trust, individually or together with its subsidiaries, including EOP Operating Limited Partnership, a Delaware limited partnership (sometimes called the "Operating Partnership" or "EOP Operating"), and our predecessors. With EOP Operating, we were formed as a REIT to continue and expand the national office property business organized by Mr. Samuel Zell, our Chairman of the Board, and to complete the consolidation of our predecessors. We completed our initial public offering, or "IPO," on July 11, 1997. We are a fully integrated, self-managed real estate company engaged in acquiring, owning, managing and leasing office properties and parking facilities. We have elected to be taxed as a real estate investment trust, or "REIT," for federal income tax purposes and generally will not be subject to federal income tax if we distribute 100% of our taxable income and comply with a number of organizational and operational requirements.

     As of December 31, 1998, we owned or had an interest in 284 office properties containing approximately 75.1 million rentable square feet of office space and owned 19 stand-alone parking facilities containing approximately 18,059 parking spaces. The weighted average occupancy for our office properties at December 31, 1998 was approximately 95.0%. Our office properties are located in 80 submarkets in 36 markets in 24 states and the District of Columbia. The office properties, by rentable square feet, are located approximately 53% in central business districts, or "CBDs," and 47% in suburban markets. We own all of our assets and conduct all of our operations through EOP Operating. We own in excess of 90% of EOP Operating and are its sole managing general partner. To facilitate maintenance of our qualification as a REIT for federal income tax purposes, we generally conduct the management of properties that are not wholly owned by us and our subsidiaries and certain other business activities through taxable corporations in which we own substantially all of the equity but little or no voting stock. We refer to these corporations as our "noncontrolled subsidiaries."

     Our executive offices are located at Two North Riverside Plaza, Suite 2200, Chicago, Illinois 60606, and our telephone number is (312) 466-3300.

                              ACQUISITION ACTIVITY

     During the period from 1987 through 1998, we invested approximately $12.5 billion, averaging $2.7 billion annually for the four years ended December 31, 1998, calculated on a cost basis, in acquisitions of institutional quality office properties and parking facilities throughout the United States. During the year ended December 31, 1998, we completed 12 acquisition transactions in which we acquired 28 office properties, containing an aggregate of approximately
10.4 million square feet of rentable space and two parking facilities containing 1,310 spaces. The aggregate consideration we paid for these acquisitions during 1998 was approximately $2,534.5 million, comprised of $1,923.7 million in cash, $204.0 million in common shares and units of limited partnership interest in EOP Operating and $406.8 million in assumed liabilities.

                         BUSINESS AND GROWTH STRATEGIES

     Our primary business objective is to achieve sustainable long-term growth in cash flow and portfolio value. We intend to achieve this objective by owning and operating institutional quality office buildings and providing a superior level of service to tenants across the United States. We intend to supplement this strategy by owning parking facilities.

     INTERNAL GROWTH.  We believe that our future internal growth will come from
(i) lease up of vacant space, (ii) tenant roll-over at increased rents where market conditions permit, (iii) repositioning of certain properties which have not yet achieved stabilization, (iv) the reduction of various expenses as a percentage of revenues, and (v) capital market efficiencies.

     As of December 31, 1998, 3.7 million rentable square feet of our office property space was vacant. During the period from December 31, 1998 through December 31, 2003, 5,376 leases for 43.3 million rentable square feet of space are scheduled to expire. As of December 31, 1998, the average rent for this space was $23.22 per square foot. The actual rental rates at which available space will be relet will depend on prevailing market factors at the time.

     We own various undeveloped land on which office space could be developed, assuming our receipt of all necessary permits and licenses. Our policy is to develop land only when market conditions warrant. Although we may develop certain properties ourselves, a portion of this activity may be conducted with joint venture partners.

     EXTERNAL GROWTH. Assuming that capital is available to us on reasonable terms, we expect to actively pursue, over the long term, acquisitions of additional office properties and parking facilities. Properties may be acquired separately or as part of a portfolio, and may be acquired for cash and/or in exchange for our equity or debt securities. Such acquisitions may be customary real estate transactions and/or mergers or other business combinations.

     PARKING FACILITIES. We intend to focus any acquisition efforts for parking facilities on municipal or private parking facilities that have limited competition, minimal or no rental rate restrictions, and/or a superior location proximate to or affiliated with airports, CBDs, entertainment projects or healthcare facilities.

                                   EMPLOYEES

     As of December 31, 1998, we had approximately 1,680 employees providing in-house expertise in:

     -  property management
     -  leasing
     -  finance
     -  tax
     -  acquisition
     -  development
     -  disposition
     -  marketing
     -  accounting
     -  information systems
     -  law

     Our five most senior executives have an average tenure of 9 years with us or our affiliates and an average of 23 years experience in the real estate industry.

                  EXECUTIVE AND SENIOR OFFICERS OF THE COMPANY

     As of March 12, 1999, the following executive and senior officers of Equity Office hold the offices indicated until their successors are chosen and qualified after the next annual meeting of shareholders.

         NAME            AGE                          OFFICE HELD
-----------------------  ---  ------------------------------------------------------------
Timothy H. Callahan....   48  President and Chief Executive Officer
Michael A. Steele......   52  Executive Vice President -- Real Estate Operations and Chief
                              Operating Officer
Richard D. Kincaid.....   37  Executive Vice President and Chief Financial Officer
Stanley M. Stevens.....   50  Executive Vice President, Chief Legal Counsel and Secretary
Gary A. Beller.........   52  Executive Vice President -- Parking Facilities
Peter H. Adams.........   52  Senior Vice President -- Pacific Region
Sybil J. Ellis.........   45  Senior Vice President -- Acquisitions
Maureen O. Fear........   42  Senior Vice President -- Treasurer
Debra L. Ferruzzi......   38  Senior Vice President and Executive Advisor
Frank Frankini.........   44  Senior Vice President -- Design & Construction
David A. Helfand.......   34  Senior Vice President -- New Business Development
Jeffrey L. Johnson.....   39  Senior Vice President -- Investments and Chief Investment
                              Officer
Peter D. Johnston......   42  Senior Vice President -- Southwest Region
Kim J. Koehn...........   43  Senior Vice President -- West Region
Frances P. Lewis.......   45  Senior Vice President -- Corporate Communications
Anita A. Loch..........   50  Senior Vice President -- Human Resources
Gregory S. Mancuso.....   41  Senior Vice President -- Information Systems
Diane M. Morefield.....   40  Senior Vice President -- Investor Relations
Christopher P. Mundy...   37  Senior Vice President -- Northwest Region
David H. Naus..........   44  Senior Vice President -- Acquisitions
Arvid J. Povilaitis....   38  Senior Vice President -- Central Region
John C. Schneider......   40  Senior Vice President -- Legal and Associate General Counsel
                              for Property Operations
Mark E. Scully.........   40  Senior Vice President -- Southeast Region
Michael E. Sheinkop....   36  Senior Vice President -- Real Estate Services

     Timothy H. Callahan has been a trustee, Chief Executive Officer and President of the Company since October 1996. Mr. Callahan served on the Board of Managers and was the Chief Executive Officer of Equity Office Holdings, L.L.C ("EOH"), and Equity Office Properties, L.L.C. ("EOP LLC"), predecessors of the Company, from August 1996 until October 1997. Mr. Callahan was Executive Vice President and Chief Financial Officer of Equity Group Investments, Inc. ("EGI"), an owner, manager and financier of real estate and corporate investments, from January 1995 until August 1996, was Executive Vice President of EGI from November 1994 through January 1995 and was Senior Vice President of EGI from July 1992 until November 1994. Mr. Callahan was Vice President -- Finance of the Edward J. DeBartolo Corporation, a developer, owner and operator of shopping centers, in Youngstown, Ohio, from July 1988 until July 1992. Mr. Callahan was employed by Chemical Bank, a commercial bank located in New York, New York, from July 1973 until March 1987.

     Michael A. Steele has been Executive Vice President -- Real Estate Operations and Chief Operating Officer for the Company since March 1998 and was Executive Vice President -- Real Estate Operations of the Company from October 1996 until February 1998. Mr. Steele was President and Chief Operating Officer of EOP LLC from July 1995 until October 1997. Mr. Steele was Executive Vice President of EOH from July 1995 until October 1997. Mr. Steele was President and Chief Operating Officer of Equity Office Properties, Inc., a subsidiary of EGI which provided real estate property management services ("EOP, Inc."), from November 1993 through October 1995. Mr. Steele was President and Chief Executive Officer of First Office Management, a former division of Equity Property Management, Inc., that provided real estate property management services ("FOM"), from June 1992 until October 1993. Mr. Steele was Senior Vice

President and regional director for Rubloff, Inc., a full service real estate company in Chicago, Illinois, from April 1987 until June 1992.

     Richard D. Kincaid has been Executive Vice President and Chief Financial Officer of the Company since March 1997 and was Senior Vice President and Chief Financial Officer of the Company from October 1996 until March 1997. Mr. Kincaid was Senior Vice President and Chief Financial Officer of EOH from July 1995 until October 1997. Mr. Kincaid was Senior Vice President of EGI from February 1995 until July 1995. Mr. Kincaid was Senior Vice President of the Yarmouth Group, a real estate investment company in New York, New York, from August 1994 until February 1995. Mr. Kincaid was Senior Vice President -- Finance for EGI from December 1993 until July 1994. Mr. Kincaid was Vice President -- Finance for EGI from August 1990 until December 1993. Mr. Kincaid was Vice President for Barclays Bank PLC, a commercial bank located in Chicago, Illinois, from August 1987 until August 1990.

     Stanley M. Stevens has been Executive Vice President, Chief Legal Counsel and Secretary of the Company since October 1996. Mr. Stevens was Executive Vice President and General Counsel of EOH from September 1996 until October 1997. Mr. Stevens was a vice president of Rosenberg & Liebentritt, P.C., a law firm in Chicago, Illinois, from December 1993 until September 1996. Mr. Stevens was a partner at Rudnick & Wolfe, a national law firm based in Chicago, Illinois, from October 1987 until December 1993.

     Gary A. Beller has been Executive Vice President -- Parking Facilities of the Company since March 1997. Mr. Beller has been President of Equity Capital Holdings L.L.C., the general partner of Equity Capital Holdings, L.P., an asset manager of parking facilities, since August 1997. Mr. Beller was Senior Vice President -- Redevelopment of Equity Assets Management, Inc., a former subsidiary of EGI which provided real estate asset management services ("EAM") from October 1987 until March 1997.

     Peter H. Adams has been Senior Vice President -- Pacific Region of the Company since March 1998 and was Regional Vice President -- Pacific Region of the Company from March 1997 until February 1998. Mr. Adams was Vice
President -- Group Manager of EOH from July 1994 until July 1995, and Vice President -- Regional Manager from July 1995 until March 1997. Mr. Adams was President of Adams Equities, a private real estate consulting firm, from 1990 to 1994.

     Sybil J. Ellis has been Senior Vice President -- Acquisitions of the Company since March 1997. Ms. Ellis was Senior Vice President -- Acquisitions of EOH from July 1995 until October 1997. Ms. Ellis was Senior Vice
President -- Acquisitions of EOP, Inc. from July 1994 through July 1995 and was Vice President -- Acquisitions of EOP, Inc. from November 1993 until July 1994. Ms. Ellis was Vice President -- Acquisitions of EAM from March 1990 until October 1993.

     Maureen O. Fear has been Senior Vice President -- Treasurer of the Company since November 1998. Ms. Fear was Assistant Treasurer of Comdisco, Inc. from 1992 until November 1998. From 1989 until 1992, Ms. Fear was Cash Manager of Comdisco, Inc. and from 1984 until 1989, Ms. Fear was Transaction Analyst, Private Placement Group of Comdisco, Inc.

     Debra L. Ferruzzi has been Senior Vice President and Executive Advisor of the Company since June 1998. Ms. Ferruzzi was Senior Vice President -- Finance for EGI from December 1995 until June 1998. Ms. Ferruzzi was Vice President of EAM from December 1992 until December 1995. She was employed by EGI from 1982 until May 1998.

     Frank Frankini has been Senior Vice President -- Design and Construction of the Company since March 1997. Mr. Frankini was Senior Vice President -- Design and Construction of EOP LLC from July 1995 until October 1997. Mr. Frankini was Senior Vice President -- Engineering and Operations of EOP, Inc. from November 1993 until July 1995. Mr. Frankini was Senior Vice President -- Engineering and Operations of FOM from October 1990 until October 1993. Mr. Frankini was National Director of Engineering and Operations for Rubloff, Inc., a full service real estate company in Chicago, Illinois, from October 1984 until October 1990.

     David A. Helfand has been Senior Vice President -- New Business Development of the Company since July 1998. Mr. Helfand was Managing Director of Equity International Properties, Ltd. from December 1997 until

July 1998. Mr. Helfand was Chief Executive Officer of Manufactured Home Communities, Inc. from August 1996 until December 1997 and was President of Manufactured Home Communities, Inc. from January 1995 until July 1996. From December 1992 until February 1995, Mr. Helfand was Chief Financial Officer and from March 1994 until January 1995, he was Vice President of Manufactured Home Communities, Inc. Since May 1995, Mr. Helfand has been a member of the Board of Directors of Manufactured Home Communities, Inc.

     Jeffrey L. Johnson has been Senior Vice President -- Investments and Chief Investment Officer for the Company since March 1998 and was Senior Vice President -- Investments for the Company from March 1997 until February 1998. Mr. Johnson was Senior Vice President -- Asset Management for EOH from July 1996 until October 1997. Mr. Johnson was Senior Vice President -- Acquisitions for EOH from July 1995 until July 1996. Mr. Johnson was Senior Vice
President -- Acquisitions of EOP, Inc. from December 1994 until July 1995 and was Vice President -- Acquisitions of EOP, Inc. from November 1993 until December 1994. Mr. Johnson was Vice President Acquisitions of EAM from September 1990 until October 1993. Mr. Johnson was an Investor and Asset Manager for Aldrich Eastman Waltch, Inc., a real estate advisor in Boston, Massachusetts, from August 1987 until August 1990. Mr. Johnson was Senior Project Manager in the real estate investment group for First Wachovia, Inc., a commercial bank in Winston-Salem, North Carolina, from July 1983 until August 1987.

     Peter D. Johnston has been Senior Vice President -- Southwest Region of the Company since March 1998 and was Regional Vice President -- Southwest Region from January 1998 until February 1998. Mr. Johnston was Senior Vice
President -- National Accounts from April 1993 until February 1998.

     Kim J. Koehn has been Senior Vice President -- West Region of the Company since March 1998 and was Regional Vice President -- West Region from March 1997 until February 1998 and was also Regional Vice President Southwest Region from March 1997 until December 1997. Mr. Koehn was Senior Vice President -- Asset Management of EOH from December 1995 to February 1997. Mr. Koehn was a Vice President of EOH from June 1993 until December 1995.

     Frances P. Lewis has been Senior Vice President -- Corporate Communications of the Company since April 1997. Ms. Lewis was Vice President -- Corporate Communications of EGI from November 1994 until April 1997. Ms. Lewis was Vice President -- Publications of EGI from September 1988 until October 1994.

     Anita A. Loch has been Senior Vice President -- Human Resources of the Company since January 1999. Ms. Loch was Vice President of Human Resources of Moore Corporation, Ltd. from 1997 until December 1998. From 1992 until 1997, Ms. Loch was Vice President of Human Resources of Continental Can Europe, White Cap, Inc. Division.

     Gregory S. Mancuso has been Senior Vice President -- Information Systems of the Company since October 1998. Mr. Mancuso was Senior Vice President, Business Systems Integration Group of ERE Yarmouth from 1997 until September 1998. Mr. Mancuso was Senior Vice President/CIO of The Yarmouth Group, Inc., from 1994 until 1997, and was Senior Vice President of The Yarmouth Group, Inc. from 1991 until 1994. Mr. Mancuso held various positions at The Yarmouth Group, Inc. from 1982 through 1997.

     Diane M. Morefield has been Senior Vice President -- Investor Relations since January 1999 and was Senior Vice President -- Finance/Capital Markets of the Company from July 1997 until December 1998. Ms. Morefield was Senior Manager in the Corporate Finance practice of Deloitte & Touche, a public accounting and consulting firm, from November 1994 until July 1997. Ms. Morefield was Executive Vice President of the Fordham Company, a real estate development company located in Chicago, Illinois, from November 1993 until November 1994. Ms. Morefield was Vice President and Team Leader for the Real Estate Group division, in the Midwest, of Barclays Bank PLC from August 1983 until November 1993.

     Christopher P. Mundy has been Senior Vice President -- Northeast Region of the Company since March 1998, and was Regional Vice President -- Northeast Region from July 1997 until February 1998. Mr. Mundy was Vice
President -- Leasing of EOH from November 1991 until July 1997.

     David H. Naus has been Senior Vice President -- Acquisitions of the Company since March 1997. Mr. Naus was Senior Vice President -- Acquisitions for EOH from December 1995 until October 1997. Mr. Naus was Vice
President -- Acquisitions of EOH from July 1995 until December 1995. Mr. Naus was Vice President -- Acquisitions of EOP, Inc. from November 1993 until July 1995. Mr. Naus was Vice President -- Acquisitions of EAM from November 1992 until November 1993. Mr. Naus was Vice President of EAM from October 1988 until November 1992.

     Arvid A. Povilaitis has been Senior Vice President -- Central Region of the Company since March 1998 and was Regional Vice President -- Central Region from March 1997 until February 1998. Mr. Povilaitis was Vice President -- Asset Management of EOH from August 1994 until February 1997. Mr. Povilaitis was Vice President Investment Properties of Strategic Realty Advisors, Inc., a real estate and advisory company, from January 1994 until August 1994. Mr. Povilaitis was employed at VMS Realty Partners, a sponsor of public and private real estate limited partnerships, from January 1983 until January 1994, most recently serving as Second Vice President.

     John C. Schneider has been Senior Vice President -- Legal and Associate General Counsel for Property Operations of the Company since July 1998. From January 1997 until June 1998, Mr. Schneider was a Vice President of the Company. From January 1994 until December 1996, Mr. Schneider was a vice president of Rosenberg & Liebentritt, P.C.

     Mark E. Scully has been Senior Vice President -- Southeast Region of the Company since March 1998 and was Regional Vice President for the Southeast Region from March 1997 until February 1998. Mr. Scully was Vice
President -- Regional Leasing Director of EOH from January 1995 until February 1997. Mr. Scully was Regional Leasing Director of EOH from September 1991 until December 1994.

     Michael E. Sheinkop has been Senior Vice President -- Real Estate Services of the Company since January 1999 and was Senior Vice President -- Portfolio Management of the Company from November 1997 until December 1998. Mr. Sheinkop was Senior Vice President -- Divisional Manager of EOH from March 1997 until October 1997 and for the Company from March 1997 through December 1997. Mr. Sheinkop was Senior Vice President -- Asset Management of EOH from December 1995 until February 1997. Mr. Sheinkop was Vice President -- Asset Management of EOH from July 1995 until December 1995. Mr. Sheinkop was Vice President -- Asset Management of EOP, Inc. from November 1993 until July 1995. Mr. Sheinkop was Vice President of EAM from March 1990 until November 1993.

                                  RISK FACTORS

     Set forth below are the risks that we believe are material to investors who purchase or own our common or preferred shares of beneficial interest or units of limited partnership interest of EOP Operating, which are redeemable on a one-for-one basis for common shares or their cash equivalent, at our election. We refer to the shares and the units together as our "securities," and the investors who own shares and/or units as our "securityholders."

     WE MAY BE UNABLE TO MANAGE EFFECTIVELY OUR RAPID GROWTH AND EXPANSION INTO NEW MARKETS. We have grown rapidly since our IPO in July 1997. As of December 31, 1998, we owned interests in 284 office properties containing 75.1 million square feet. We also owned interests in 19 parking facilities containing approximately 18,059 parking spaces. On a square footage basis, our office portfolio grew by 133% and our parking portfolio grew by 22%, based on the number of parking spaces, from the time of our IPO in July 1997 through the end of 1998. If we do not effectively manage our rapid growth, we may not be able to make expected distributions to our securityholders.

     OUR PERFORMANCE AND SHARE VALUE ARE SUBJECT TO RISKS ASSOCIATED WITH THE REAL ESTATE INDUSTRY. If our assets do not generate income sufficient to pay our expenses, service our debt and maintain our properties, we may not be able to make expected distributions to our securityholders. Factors that may adversely affect the economic performance and value of our properties include:

     -  changes in the national, regional and local economic climates;

     - local conditions such as an oversupply of office properties or a reduction in demand for office properties;

     -  the attractiveness of our properties to tenants;

     -  competition from other available office properties;

     - changes in market rental rates and the need to periodically repair, renovate and relet space;

     -  our ability to collect rent from tenants; and

     - our ability to pay for adequate maintenance, insurance and other operating costs, including real estate taxes which may increase over time as markets stabilize, and which are not necessarily reduced when circumstances such as market factors and competition cause a reduction in income from the property.

     WE MAY BE UNABLE TO RENEW LEASES OR RELET SPACE AS LEASES EXPIRE. When our tenants decide not to renew their leases upon expiration, we may not be able to relet the space. Even if the tenants do renew or we can relet the space, the terms of renewal or reletting, including the cost of required renovations, may be less favorable than current lease terms or less favorable than the market has anticipated in the valuation of our shares. From now through December 31, 2003, leases will expire on a total of 61% of the currently occupied rentable square feet at our current properties. If we are unable to promptly renew the leases or relet this space, or if the rental rates upon such renewal or reletting are significantly lower than expected rates, then our cash flow and ability to service debt and make distributions to securityholders would be adversely affected.

     NEW ACQUISITIONS MAY FAIL TO PERFORM AS EXPECTED. Assuming we are able to obtain capital on commercially reasonable terms, we intend to continue to actively acquire office and parking properties. Newly acquired properties may fail to perform as expected. We may underestimate the costs necessary to bring an acquired property up to standards established for its intended market position.

     COMPETITION FOR ACQUISITIONS COULD RESULT IN INCREASED PRICES FOR PROPERTIES. We expect other major real estate investors with significant capital will compete with us for attractive investment opportunities. These competitors include publicly traded REITs, private REITs, investment banking firms and private institutional investment funds. This competition could increase prices for office properties.

     BECAUSE REAL ESTATE INVESTMENTS ARE ILLIQUID, WE MAY NOT BE ABLE TO SELL PROPERTIES WHEN APPROPRIATE. Real estate investments generally cannot be sold quickly. We may not be able to vary our portfolio promptly in response to economic or other conditions. This inability to respond to changes in the performance of our investments could adversely affect our ability to service debt and make distributions to our securityholders.

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

     We carry earthquake insurance on all of our properties, including those located in California. Our earthquake policies are subject to coverage limitations. We cannot assure securityholders that material losses in excess of insurance proceeds will not occur in the future.

     SCHEDULED DEBT PAYMENTS COULD ADVERSELY AFFECT OUR FINANCIAL
CONDITION. Our business is subject to risks normally associated with debt financing. If principal payments due at maturity cannot be refinanced, extended or paid with proceeds of other capital transactions, such as new equity capital, our cash flow will not be sufficient in all years to repay all maturing debt. If prevailing interest rates or other factors at the time of refinancing, such as the possible reluctance of lenders to make commercial real estate loans, result in higher interest rates, increased interest expense would adversely affect cash flow and our ability to service debt and make distributions to securityholders. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources -- Debt Financing."

     OUR OBLIGATION TO COMPLY WITH FINANCIAL COVENANTS IN OUR DEBT COULD RESTRICT OUR RANGE OF OPERATING ACTIVITIES. The mortgages on our properties contain customary negative covenants, including limitations on our ability, without the prior consent of the lender, to further mortgage the property, to enter into new leases or materially modify existing leases. In addition, our credit facilities contain customary restrictions, requirements to and other limitations on our ability to incur indebtedness, including debt to assets ratios, secured debt to total assets ratios, debt service coverage ratios and minimum ratios of unencumbered assets to unsecured debt. The indenture under which our senior unsecured debt is issued contains financial and operating covenants including coverage ratios and limitations on our ability to incur secured and unsecured indebtedness. These covenants reduce our flexibility in conducting our operations and create a risk of default on our debt if we cannot satisfy them.

     OUR DEGREE OF LEVERAGE COULD LIMIT OUR ABILITY TO OBTAIN ADDITIONAL FINANCING. Our "debt to market capitalization" ratio, which we calculate as total debt as a percentage of total debt plus the value of our preferred shares and the market value of our outstanding common shares and the outstanding units of EOP Operating, was approximately 44.4% as of December 31, 1998. Our leverage could have important consequences to securityholders, including affecting our ability to obtain additional financing in the future for working capital, capital expenditures, acquisitions, development or other general corporate purposes and making us more vulnerable to a downturn in business or the economy generally.

     RISING INTEREST RATES COULD ADVERSELY AFFECT OUR CASH FLOW. Advances under our three credit facilities bear interest at variable rates based upon one-month and 90-day LIBOR. We may borrow additional money with variable interest rates in the future, and may enter into other transactions to limit our exposure to rising interest rates as appropriate and cost effective. Increases in interest rates, or the loss of the benefits of hedging agreements, would increase our interest expenses, which would adversely affect cash flow and our ability to service our debt and make distributions to securityholders.

     PROVISIONS OF OUR DECLARATION OF TRUST AND BYLAWS COULD INHIBIT CHANGES IN CONTROL. Provisions of our Declaration of Trust and bylaws may delay or prevent a change in control or other transaction that could provide our shareholders with a premium over the then-prevailing market price of their shares or which might otherwise be in the best interest of our securityholders. These include a staggered Board of Trustees and the share ownership limit for REIT tax purposes described below.

     WE COULD ADOPT MARYLAND LAW LIMITATIONS ON CHANGES IN CONTROL. Provisions of Maryland law prohibit "business combinations," including certain issuances of equity securities, between a Maryland REIT and any person who beneficially owns ten percent or more of the voting power of its outstanding shares, or, in other words, an "Interested Shareholder," or any affiliate of an Interested Shareholder. Our Board of Trustees elected to opt out of these business combinations provisions. The Board of Trustees may, however, repeal this election and cause us to become subject to these provisions in the future, except with respect to a shareholder who became an Interested Shareholder in connection with our formation in July 1997.

     WE HAVE A SHARE OWNERSHIP LIMIT FOR REIT TAX PURPOSES. Primarily to facilitate maintenance of our REIT qualification, our Declaration of Trust generally prohibits ownership by any single shareholder of more than 9.9%, in value or number of shares, whichever is more restrictive, of any class or series of our outstanding shares. We refer to this as the "ownership limit." The federal tax laws include complex stock ownership and attribution rules that apply in determining whether a shareholder exceeds the ownership limit. These rules may cause a shareholder to be treated as owning the shares that are actually owned by others, including family members and entities in which a shareholder has an ownership interest. In limited circumstances, our Declaration of Trust permits the Board of Trustees to waive or modify the ownership limit with respect to certain shareholders. Absent any such modification or waiver, shares acquired or held in violation of the ownership limit will be transferred to a trust for the exclusive benefit of a designated charitable beneficiary, and the shareholder's rights to distributions and to vote would terminate. Also, the ownership limit could delay or prevent a change in control and, therefore, could adversely affect our shareholders' ability to realize a premium over the then-prevailing market price for their shares.

     WE DO NOT CONTROL OUR MANAGEMENT AND SERVICES BUSINESSES. To facilitate maintenance of our REIT qualification, we have "noncontrolled subsidiaries" that provide management and other services for properties that we do not wholly own. While we generally own from 95% to 99% of the economic interest in the noncontrolled subsidiaries, their voting stock is owned directly or indirectly by private companies controlled by Mr. Zell. We therefore do not control the timing or amount of distributions or the management and operation of the noncontrolled subsidiaries, and this prevents us from controlling decisions relating to the declaration and payment of distributions and the business policies and operations of the noncontrolled subsidiaries. As of December 31, 1998, we had five noncontrolled subsidiaries, including:

     - Equity Office Properties Management Corp. and Beacon Property Management Corporation, which we refer to as the "management companies," which manage several properties that we do not wholly own;

     - Beacon Construction Company, Inc., which provides third-party construction services; and

     - EOP Office Company, which owns a noncontrolling interest in Wright Runstad Associates Limited Partnership, a provider of third-party development and management services.

     MR. ZELL'S AFFILIATES CONTROL OUR MANAGEMENT COMPANIES AND CERTAIN OF THE PROPERTIES WE MANAGE BUT DO NOT OWN. The management companies and Beacon Property Management, L.P. provide property management services and, in most cases, asset management services to several properties, certain of which are owned or controlled by affiliates of Mr. Zell. Most of these management contracts were not negotiated on an arm's length basis. While we believe that the management fees we receive from these properties are at current market rates, we cannot assure securityholders that these management fees will equal at all times those fees that would be charged by an unaffiliated third party. In this regard, Mr. Zell controls and has a substantial interest in the private company which has voting control of the management companies. See "We do not control our management and services businesses" above.

     MR. ZELL AND HIS AFFILIATES CONTINUE TO BE INVOLVED IN OTHER INVESTMENT ACTIVITIES. Although Mr. Zell entered into a noncompetition agreement at the time of the IPO, he and his affiliates have a broad and varied range of investment interests, including interests in other real estate investment companies. Mr. Zell's continued involvement in other investment activities could result in competition for us as well as management decisions which might not reflect the interests of our securityholders. Mr. Zell's noncompetition agreement does not apply to activities outside the United States.

     ENVIRONMENTAL PROBLEMS ARE POSSIBLE AND CAN BE COSTLY. Federal, state and local laws and regulations relating to the protection of the environment may require a current or previous owner or operator of real estate to investigate and clean up hazardous or toxic substances or petroleum product releases at such property. If unidentified environmental problems arise, we may have to make substantial payments which could adversely affect our cash flow and our ability to make distributions to our shareholders because:

     - the owner or operator may have to pay a governmental entity or third parties for property damage and for investigation and clean-up costs incurred by such parties in connection with the contamination;

     - such laws typically impose clean-up responsibility and liability without regard to whether the owner or operator knew or caused the presence of the contaminants;

     - even if more that one person may have been responsible for the contamination, each person covered by the environmental laws may be held responsible for all of the clean-up costs incurred; and

     - third parties may sue the owner or operator of a site for damages and costs resulting from environmental contamination emanating from that site.

     Environmental laws also govern the presence, maintenance and removal of asbestos. Such laws require (1) that owners or operators of buildings containing asbestos properly manage and maintain the asbestos, (2) that they notify and train those who may come into contact with asbestos, and (3) that they undertake special precautions, including removal or other abatement, if asbestos would be disturbed during renovation or demolition of a building. Such laws may impose fines and penalties on building owners or operators who fail to comply with these requirements and may allow third parties to seek recovery from owners or operators for personal injury associated with exposure to asbestos fibers.

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

     These environmental assessments have not revealed any environmental liabilities at the properties that would require us to make payments of amounts material to our business, nor are we aware of any such material environmental liability. Asbestos is in a number of the office properties, but most of these buildings contain only minor amounts. We believe this asbestos is in good condition and almost none of it is easily crumbled so as to cause the release of asbestos fibers. We are currently properly managing and maintaining all of the asbestos and we are following other requirements relating to asbestos. The presence of asbestos should not present a significant risk as long as compliance with these requirements continues.

     For a few of the properties, the environmental assessments note potential offsite sources of contamination such as underground storage tanks. For some of the properties, the environmental assessments note previous uses, such as the former presence of underground storage tanks. In most of these cases, follow-up soil and/or groundwater sampling has not identified evidence of significant contamination. In the few cases where contamination has been found, existing plans to mitigate and monitor the sites and/or financial commitments from certain prior owners and tenants to cover costs related to mitigation should prevent the contamination from becoming a significant liability.

     WE ARE DEPENDENT ON OUR KEY PERSONNEL. We depend on the efforts of Mr. Zell and our executive officers, particularly Mr. Callahan. If they resigned, our operations could be adversely affected. We do not have employment agreements with Mr. Zell or our executive officers.

     CONTINGENT OR UNDISCLOSED LIABILITIES ACQUIRED IN MERGERS OR SIMILAR TRANSACTIONS COULD REQUIRE US TO MAKE SUBSTANTIAL PAYMENTS. The properties we acquired in our formation and in our merger with Beacon Properties Corporation were acquired subject to liabilities and without any recourse with respect to unknown liabilities. In addition, we have acquired numerous other properties where we have only limited recourse with respect to unknown liabilities. As a result, if liability were asserted against us based upon any of those properties, we might have to pay substantial sums to settle it. Any such payments could adversely affect our cash flow and our ability to service debt and make distributions to securityholders. Unknown liabilities with respect to properties acquired might include:

     - liabilities for clean-up or remediation of undisclosed environmental conditions;

     - unasserted claims of tenants, vendors or other persons dealing with the former entities of the properties;

     -  liabilities incurred in the ordinary course of business; and

     - claims for indemnification by general partners, directors, officers and others indemnified by the former owners of the properties.

     In the future, we may face additional risks of contingent or undisclosed liabilities as a result of mergers, other business combinations or similar transactions.

     OUR EARNINGS AND CASH DISTRIBUTIONS WILL AFFECT THE MARKET PRICE OF OUR PUBLICLY TRADED SECURITIES. We believe that the market value of a REIT's equity securities is based primarily upon the market's perception of the REIT's growth potential and its current and potential future cash distributions, and is secondarily based upon the real estate market value of the underlying assets. For that reason, our shares may trade at prices that are higher or lower than the net asset value per share. To the extent we retain operating cash flow for investment purposes, working capital reserves or other purposes, these retained funds, while increasing the value of our underlying assets, may not correspondingly increase the market price of our shares. Our failure to meet the market's expectations with regard to future earnings and cash distributions would likely adversely affect the market price of our publicly traded securities.

     MARKET INTEREST RATES MAY HAVE AN EFFECT ON THE VALUE OF OUR PUBLICLY TRADED SECURITIES. One of the factors that investors consider important in deciding whether to buy or sell shares of a REIT is the distribution rate on such shares, considered as a percentage of the price of such shares, relative to market interest rates. If market interest rates go up, prospective purchasers of REIT shares may expect a higher distribution rate.Thus, higher market interest rates could cause the market price of our shares to go down.

     WE ARE DEPENDENT ON EXTERNAL SOURCES OF CAPITAL FOR FUTURE GROWTH. To qualify as a REIT, we must distribute to our shareholders each year at least 95% of our net taxable income, excluding any net capital gain. For more information, please refer to "Federal Income Tax Considerations -- Requirements for Qualification as a REIT -- Annual Distribution Requirements Applicable to REITs." Because of these distribution requirements, it is not likely that we will be able to fund all future capital needs, including for acquisitions, from income from operations. We therefore will have to rely on third-party sources of capital which may or may not be available on favorable terms or at all. Our access to third-party sources of capital depends on a number of things, including the market's perception of our growth potential and our current and potential future earnings. Moreover, additional equity offerings may result in substantial dilution of securityholders' interests, and additional debt financing may substantially increase our leverage.

     IF WE FAIL TO QUALIFY AS A REIT OUR SHAREHOLDERS WOULD BE ADVERSELY AFFECTED. We believe that, since our IPO in July 1997, we have qualified for taxation as a REIT for federal income tax purposes. We plan to continue to meet the requirements for taxation as a REIT but we cannot assure shareholders that we will qualify as a REIT. Many of the REIT requirements are highly technical and complex. The determination that Equity Office is a REIT requires an analysis of various factual matters and circumstances that may not be totally within our control. For example, to qualify as a REIT, at least 95% of our gross income must come from certain sources that are itemized in the REIT tax laws. We are also required to distribute to shareholders at least 95% of our REIT taxable income, excluding capital gains. The fact that we hold our assets through EOP Operating and its subsidiaries further complicates the application of the REIT requirements. Even a technical or inadvertent mistake could jeopardize our REIT status. Furthermore, Congress and the IRS might make changes to the tax laws and regulations, and the courts might issue new rulings that make it more difficult, or impossible, for us to remain qualified as a REIT. We do not believe, however, that any pending or proposed tax law changes would jeopardize our REIT status.

     If we fail to qualify as a REIT, we would be subject to federal income tax at regular corporate rates. Also, unless the IRS granted us relief under statutory provisions, we would remain disqualified as a REIT for the four years following the year we first failed to qualify. If we failed to qualify as a REIT, we would have to pay significant income taxes and would therefore have less money available for investments or for distributions to shareholders. This would likely have a significant adverse effect on the value of our securities. In addition, we would no longer be required to make any distributions to shareholders. See "Federal Income Tax Considerations -- Requirements for Qualification as a REIT -- Failure of Equity Office to Qualify as a REIT."

     WE PAY SOME TAXES. Even if we qualify as a REIT, we are required to pay certain federal, state and local taxes on our income and property. In addition, any net taxable income earned directly by the noncontrolled subsidiaries is subject to federal and state corporate income tax. See "Federal Income Tax Considerations -- Other Tax Consequences for Equity Office and Its Shareholders."

                       FEDERAL INCOME TAX CONSIDERATIONS

     The following discussion summarizes many federal income tax considerations relating to Equity Office and to the acquisition, ownership and disposition of common shares. If Equity Office offers one or more additional series of preferred shares or debt securities, information about any additional federal income tax considerations for the holders of such preferred shares or debt securities will be included in the documents pursuant to which such securities are offered. The following description is for general information only, is not exhaustive of all possible tax considerations, and is not tax advice. For example, this summary does not give a detailed discussion of any state, local or foreign tax consequences. In addition, this discussion is intended to address only those federal income tax considerations that are generally applicable for all shareholders in Equity Office. It does not discuss all aspects of federal income taxation that might be relevant to a specific shareholder in light of its particular investment or tax circumstances or that might be relevant to shareholders subject to special treatment under the federal income tax laws, such as insurance companies, financial institutions or broker-dealers, tax-exempt organizations or foreign corporations and persons who are not citizens or residents of the United States.

     The information in this section is based on the Internal Revenue Code, current, temporary and proposed regulations, the legislative history of the Internal Revenue Code, current administrative interpretations and practices of the IRS, including its practices and policies as endorsed in private letter rulings, which are not binding on the IRS, and court decisions, all as of the date hereof. No assurance can be given that future legislation, regulations, administrative interpretations and court decisions will not significantly change current law or adversely affect existing interpretations of current law. Any such change could apply retroactively to transactions preceding the date of the change. Except as described below in "-- Requirements for Qualification as a REIT -- Income Tests Applicable to REITs," Equity Office has not received any rulings from the IRS concerning the tax treatment of Equity Office or EOP Operating. Thus no assurance can be provided that the statements set forth herein will not be challenged by the IRS or will be sustained by a court if so challenged.

     The specific tax attributes of a particular shareholder could have a material impact on the tax considerations associated with the purchase, ownership and disposition of common shares. Therefore, it is essential that each prospective shareholder consult with his own tax advisors with regard to the application of the federal income tax laws to such shareholder's personal tax situation, as well as any tax consequences arising under the laws of any state, local or foreign taxing jurisdiction.

TAXATION OF EQUITY OFFICE AS A REIT

     GENERAL. Equity Office has elected to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code, beginning with its taxable year ended December 31, 1997. Equity Office believes that it is organized and has operated in such a manner so as to qualify for taxation as a REIT under the Internal Revenue Code and intends to continue to operate in such a manner. Qualification and taxation as a REIT depends upon Equity Office's ability to meet on a continuing basis the various qualification tests imposed on REITs by the Internal Revenue Code. Given the highly complex nature of the REIT qualification requirements, the ongoing importance of factual determinations and the possibility of future changes in circumstances of Equity Office, no assurance can be given that Equity Office has qualified as a REIT or will continue to qualify as a REIT.

     The sections of the Internal Revenue Code and the corresponding regulations that govern the federal income tax treatment of a REIT and its shareholders are highly technical and complex. The following discussion is a summary of the material aspects of these rules, which is qualified in its entirety by the applicable Internal Revenue Code provisions, rules and regulations promulgated thereunder and administrative and judicial interpretations thereof.

     So long as Equity Office qualifies for taxation as a REIT, it generally will not be subject to federal corporate income tax on its net income that is distributed currently to shareholders. This treatment substantially eliminates the "double taxation" (i.e., taxation at both the corporate and shareholder levels) that generally results from investment in a regular corporation. However, Equity Office will be subject to federal income tax as follows:

     1. Equity Office will be taxed at regular corporate rates on any undistributed "REIT taxable income," and on undistributed net capital gains. REIT taxable income is the otherwise taxable income of the REIT subject to certain adjustments, including a deduction for dividends paid.

     2. Under certain circumstances, Equity Office may be subject to the "alternative minimum tax" on its items of tax preference.

     3. If Equity Office has net income from the sale or other disposition of "foreclosure property" that is held primarily for sale to customers in the ordinary course of business or other nonqualifying income from foreclosure property, it will be subject to tax at the highest corporate rate on such income.

     4. Equity Office's net income from "prohibited transactions" will be subject to a 100% tax. In general, prohibited transactions are certain sales or other dispositions of property held primarily for sale to customers in the ordinary course of business other than foreclosure property.

     5. If Equity Office fails to satisfy the 75% gross income test or the 95% gross income test discussed below, but nonetheless maintains its qualification as a REIT because certain other requirements are met, it will be subject to a tax equal to (1) the gross income attributable to the greater of the amount by which Equity Office fails the 75% or 95% test multiplied by (2) a fraction intended to reflect its profitability.

     6. If Equity Office fails to distribute during each calendar year at least the sum of (1) 85% of its REIT ordinary income for such year, (2) 95% of its REIT capital gain net income for such year and (3) any undistributed taxable income from prior periods, Equity Office will be subject to a 4% excise tax on the excess of such required distribution over the sum of amounts actually distributed and amounts retained but with respect to which federal income tax was paid.

     7. If Equity Office acquires any asset from a taxable "C" corporation in a transaction in which the basis of the asset in the hands of Equity Office is determined by reference to the basis of the asset, or any other asset, in the hands of the "C" corporation, and Equity Office recognizes gain on the disposition of such asset during the ten-year period beginning on the date on which such asset was acquired by Equity Office (the "Recognition Period"), then, to the extent of the asset's "built-in gain," such gain will be subject to tax at the highest regular corporate rate applicable. Built-in gain is the excess of the fair market value of an asset over Equity Office's adjusted basis in the asset, determined when Equity Office acquired the asset.

     The results described above regarding the recognition of built-in gain assume that Equity Office has made or will make an election pursuant to IRS Notice 88-19 with respect to the receipt of any built-in gain assets in any carryover basis transaction in which assets are acquired from a taxable "C" Corporation. Generally, a corporation with assets with net built-in gains must recognize the gain at the time it transfers those assets to a REIT. If Equity Office did not make an election pursuant to IRS Notice 88-19 with respect to assets acquired in a tax-free merger with a corporation other than a REIT, Equity Office would inherit the tax liability of the other corporation on those built-in gains even though that merger otherwise qualified as a "tax-free reorganization." Equity Office believes that each of the ZML REITs and Beacon qualified as a REIT at the time of its merger into Equity Office. However, if one of the ZML REITs or Beacon (as defined below) did not qualify as a REIT at the time of its merger into Equity Office, Equity Office would inherit the tax liability on the built-in gains attributable to the assets acquired in that merger.

     REQUIREMENTS FOR QUALIFICATION AS A REIT. The Internal Revenue Code defines a REIT as a corporation, trust or association

     (1)  that is managed by one or more trustees or directors;

     (2) the beneficial ownership of which is evidenced by transferable shares, or by transferable certificates of beneficial interest;

     (3) that would be taxable as a domestic corporation, but for Sections 856 through 860 of the Internal Revenue Code;

     (4) that is neither a financial institution nor an insurance company subject to certain provisions of the Internal Revenue Code;

     (5)  the beneficial ownership of which is held by 100 or more persons;

     (6) during the last half of each taxable year not more than 50% in value of the outstanding shares of which is owned directly or indirectly by five or fewer individuals (as defined in the Internal Revenue Code to include certain entities);

     (7) that makes an election to be taxable as a REIT, or has made such election for a previous taxable year which has not been revoked or terminated, and satisfies all relevant filing and other administrative requirements established by the IRS that must be met in order to elect and maintain REIT status;

     (8) that uses a calendar year for federal income tax purposes and complies with the recordkeeping requirements of the Internal Revenue Code and regulations promulgated thereunder; and

     (9) that meets certain other tests, described below, regarding the nature of its income and assets and the amount of its distributions.

     Conditions (1) to (4) inclusive must be met during the entire taxable year and condition (5) must be met during at least 335 days of a taxable year of 12 months, or during a proportionate part of a taxable year of less than 12 months. For purposes of determining stock ownership under condition (6), a supplemental unemployment compensation benefits plan, a private foundation or a portion of a trust permanently set aside or used exclusively for charitable purposes generally is considered an individual. However, a trust that is a qualified trust under Internal Revenue Code Section 401(a) generally is not considered an individual and beneficiaries of such trust are treated as holding shares of a REIT in proportion to their actuarial interests in such trust for purposes of condition (6).

     Equity Office believes that it has issued sufficient shares of beneficial interest with sufficient diversity of ownership to allow it to satisfy the conditions described in clauses (5)and (6) above. In addition, the Declaration of Trust contains restrictions regarding the transfer of shares of beneficial interest that are intended to assist Equity Office in continuing to satisfy the share ownership requirements described in clauses (5) and (6) above. These restrictions, however, may not ensure that Equity Office will, in all cases, be able to satisfy the share ownership requirements described above. If Equity Office fails to satisfy such share ownership requirements, its status as a REIT will terminate.

     In connection with condition (6), a REIT is required to send annual letters to its shareholders requesting information regarding the actual ownership of its shares. For Equity Office's taxable years beginning on or after January 1, 1998, if Equity Office complies with the annual letters requirement and it does not know or, exercising reasonable diligence, would not have known of its failure to meet condition (6), then it will be treated as having met condition (6).

     To qualify as a REIT, Equity Office cannot have at the end of any taxable year any undistributed "earnings and profits" that are attributable to a non-REIT taxable year. Equity Office has elected to be taxed as a REIT commencing with its first taxable year. Therefore, Equity Office has not had any undistributed non-REIT earnings and profits of its own. However, when Equity Office merged in 1997 with each of the ZML REITs (defined, for these purposes, as ZML Investors, Inc., ZML Investors II, Inc., Zell/Merrill Lynch Real Estate Opportunity Partners III Trust and Zell/Merrill Lynch Real Estate Opportunity Partners IV Trust, collectively) and with Beacon Properties Corporation ("Beacon"), Equity Office inherited any undistributed non-REIT earnings and profits that those companies might have had at the time of the merger if, for any reason, any of them had failed to qualify as a REIT at any point. Equity Office believes that the ZML REITs and Beacon qualified as REITs throughout their existence and that, in any event, none of the ZML REITs or Beacon had any undistributed non-REIT earnings and profits at the time of their mergers with Equity Office. However, the IRS could determine otherwise. If the IRS did determine that Equity Office inherited undistributed non-REIT earnings and profits, it appears that Equity Office could keep from being disqualified as a REIT by using "deficiency dividend" procedures to distribute the non-REIT earnings and profits. The deficiency dividend procedures would require Equity Office to make a distribution to shareholders, in addition to the regularly required REIT distributions, within 90 days of the IRS determination. In addition, Equity Office would have to pay to the IRS an interest charge on 50% of the non-REIT earnings and profits that were not distributed prior to December 31, 1997. However, it is possible that the IRS would determine that the deficiency dividend procedure is not available to Equity Office, in which case Equity Office would fail to qualify as a REIT. It is also possible that, even if the procedure were available, Equity Office would be prohibited from qualifying as a REIT for 1997, but would be allowed to qualify as a REIT for subsequent years.

     QUALIFIED REIT SUBSIDIARIES. If a REIT owns a corporate subsidiary that is a "qualified REIT subsidiary" that subsidiary will be disregarded for federal income tax purposes, and all assets, liabilities and items of income, deduction and credit of the subsidiary will be treated as assets, liabilities and items of income, deduction and credit of the REIT itself. Generally, a qualified REIT subsidiary is a corporation all of the capital stock of which is owned by the REIT. A qualified REIT subsidiary of Equity Office will not be subject to federal corporate income taxation, although it may be subject to state and local taxation in certain states.

     OWNERSHIP OF PARTNERSHIP INTERESTS BY A REIT. A REIT that is a partner in a partnership will be deemed to own its proportionate share of the assets of the partnership and will be deemed to be entitled to the income of the partnership attributable to such share. In addition, the character of the assets and gross income of the partnership retain the same character in the hands of the REIT for purposes of Section 856 of the Internal Revenue Code, including satisfying the gross income tests and the asset tests. Thus, Equity Office's proportionate share of the assets and items of income of EOP Operating, including EOP Operating's share of such items of any subsidiaries that are partnerships or LLCs, are treated as assets and items of income of Equity Office for purposes of applying the requirements described herein. Equity Office has direct control over EOP Operating, each of the ZML Opportunity Partnerships (which will be liquidated and dissolved in July 1999), and each partnership or limited liability company subsidiary of EOP Operating and intends to operate them in a manner that is consistent with the requirements for qualification of Equity Office as a REIT.

     INCOME TESTS APPLICABLE TO REITS. To qualify as a REIT, Equity Office must satisfy two gross income tests. First, at least 75% of Equity Office's gross income, excluding gross income from prohibited transactions, for each taxable year must be derived directly or indirectly from investments relating to real property or mortgages on real property, including "rents from real property," gains on the disposition of real estate, dividends paid by another REIT and interest on obligations secured by mortgages on real property or on interests in real property, or from certain types of temporary investments. Second, at least 95% of Equity Office's gross income, excluding gross income from prohibited transactions, for each taxable year must be derived from any combination of such real property investments, dividends, interest, certain payments under hedging instruments and gain from the sale or disposition of stock or securities and certain hedging instruments.

     Rents received by Equity Office will qualify as rents from real property in satisfying the gross income requirements for a REIT described above only if several conditions are met. First, the amount of rent must not be based in whole or in part on the income or profits of any person. However, an amount received or accrued generally will not be excluded from the term rents from real property solely by reason of being based on a fixed percentage or percentages of receipts or sales. Second, rents received from a "related party tenant" will not qualify as rents from real property in satisfying the gross income tests. A tenant is a related party tenant if the REIT, or an actual or constructive owner of 10% or more of the REIT, actually or constructively owns 10% or more of such tenant. Third, if rent attributable to personal property, leased in connection with a lease of real property, is greater than 15% of the total rent received under the lease, then the portion of rent attributable to such personal property will not qualify as "rents from real property."

     Generally, for rents to qualify as rents from real property for the purpose of satisfying the gross income tests, Equity Office is only allowed to provide services that are "usually or customarily rendered" in connection with the rental of real property and not otherwise considered "rendered to the occupant." Accordingly, Equity

Office may not operate or manage the property or provide "impermissible services" to the tenants except through an independent contractor that bears the expenses of providing the services and from whom Equity Office derives no revenue. However, Equity Office may provide some impermissible services directly, provided that the "impermissible service income" at any particular property for any taxable year does not exceed 1% of Equity Office's total income from that property. For these purposes, impermissible service income is deemed to be at least 150% of Equity Office's direct cost of providing the service. If the impermissible service income does not exceed 1% of Equity Office's total income from a property, the services will not cause the rent paid by tenants of that property to fail to qualify as rents from real property, but the impermissible service income will not qualify as rents from real property. If the impermissible service income exceeds 1% of Equity Office's total income from a property, then all of the income from that property will fail to qualify as rents from real property.

     Equity Office will provide directly certain services at some or all of the properties. However, based upon Equity Office's experience in the office rental markets in which the properties are located, we believe that all services provided to tenants by us either are usually or customarily rendered in connection with the rental of office space for occupancy or, if considered impermissible services, will not result in impermissible service income in excess of the 1% threshold described above. However, there can be no assurance that the IRS will not contend otherwise with respect to either of these positions. In the past, Equity Office has engaged Tenant Services Corp., which is owned by affiliates of Mr. Zell and was structured to qualify as an independent contractor, to perform certain impermissible services that Equity Office believes are customarily offered in institutional quality office properties that might not be permissible for a REIT to perform directly. Equity Office may continue to engage Tenant Services Corp. to perform impermissible services that, if not performed by an independent contractor, would give rise to impermissible service income in excess of 1% of the income from any given property. Equity Office will monitor the activities at its properties to ensure that the 1% threshold is not exceeded at any property.

     Equity Office does not and will not do any of the following:

     - charge rent for any property that is based in whole or in part on the income or profits of any person, except by reason of being based on a percentage of receipts or sales, as described above, or unless Equity Office determines that the rent received from a particular tenant under such an arrangement is not material and will not jeopardize Equity Office's status as a REIT;

     - rent any property to a related party tenant, unless Equity Office determines that the rent received from such related party tenant is not material and will not jeopardize Equity Office's status as a REIT;

     - derive rental income attributable to personal property other than personal property leased in connection with the lease of real property, the amount of which either is less than 15% of the total rent received under the lease or is such that it will not jeopardize Equity Office's status as a REIT; or

     - perform services considered to be rendered to the occupant of the property, other than through an independent contractor from whom Equity Office derives no revenue, except to the extent that the impermissible service income would not exceed the 1% threshold described above or Equity Office otherwise determines that the nonqualifying income resulting therefrom is not material and will not jeopardize Equity Office's status as a REIT.

     Equity Office has obtained a ruling from the IRS to the effect that amounts received by EOP under agreements with third-party service companies for the operation of parking facilities that are part of, adjacent to or within the same complex as an Equity Office building, under which EOP Operating will bear the expenses incurred in operating the parking facilities, will qualify as rents from real property for purposes of satisfying the 95% and 75% gross income tests. Parking facilities that are within one block of an Equity Office building are considered adjacent for purposes of the ruling. The parking garages are operated by third-party service companies pursuant to parking management agreements under which the service companies receive a management fee which may be a fixed dollar amount or a percentage of gross or net revenues.

     All but one of the stand-alone garages are operated by third party service companies under lease agreements whereby EOP Operating and the service companies share the gross receipts from the parking operation and EOP Operating receives fixed rental payments from the service companies and bears none of the operational expenses. The income received by EOP Operating from the stand-alone garages under such agreements should qualify as rents from real properties for the purposes of the 95% and 75% gross income tests. One stand-alone garage agreement provides for the receipt of a percentage of net receipts by EOP Operating and, therefore, results in nonqualifying gross income. However, the amount of nonqualifying income received under this one agreement is insignificant relative to the total gross income of Equity Office. Equity Office believes that the income received under this agreement should not affect its ability to satisfy the 95% and 75% gross income tests in the future.

     In addition, Equity Office may acquire interests in stand-alone parking facilities that are owned by municipalities. Interests in these municipal parking facilities may be acquired by entering into either leases or concession agreements with the municipalities, under which Equity Office would have rights and obligations that would be substantially similar to those of a ground lessee. Equity Office would then enter into subconcession agreements, which would be substantially similar to subleases, pursuant to which third-parties would operate the parking facilities. Equity Office believes that any income received pursuant to such subconcession agreements would either be qualifying income for purposes of the 75% and 95% gross income tests or would be insignificant relative to the total gross income of Equity Office, and, therefore, would not affect Equity Office's ability to satisfy the 75% and 95% gross income tests in the future.

     Equity Office has also received a ruling from the IRS to the effect that revenue received by Equity Office with respect to certain telecommunications services provided to tenants will qualify as rents from real property for purposes of the 75% and 95% gross income tests and will not cause the rents received by Equity Office from these tenants not to qualify as rents from real property for purposes of the 75% and 95% income tests. The ruling addresses revenue generated from the provision of telephone and other communications services, e-mail, video communications, electronic research, internet access, communication networking, safety and security systems and environmental control systems, some of which will be provided through business relationships with telecommunications service providers. Equity Office intends to provide these telecommunication services only as described in the ruling received from the IRS.

     "Interest" generally will not qualify under the 75% or 95% gross income tests if it depends in whole or in part on the income or profits of any person. However, interest will not fail to qualify under the income tests solely by reason of being based on a fixed percentage or percentages or receipts or sales. Equity Office does not expect to derive significant amounts of interest that will not qualify under the 75% and 95% gross income tests. Beacon Property Management Corporation and Beacon Construction Company, Inc., currently hold options to acquire loans secured by the Rowes Wharf property. These options expire on March 31, 1999 and are likely to be exercised prior to their expiration. Such loans provide for payments of interest based upon cash flow and might be recharacterized as equity interests. These loans could not be held directly by Equity Office without jeopardizing our qualification as a REIT and will continue to be held in a taxable "C corporation."

     Equity Office Properties Management Corp. and Beacon Property Management Corp. conduct third-party management services with respect to properties not wholly owned by EOP Operating. EOP Office Company, through its interest in WRALP, provides development services with respect to properties that are not wholly owned by EOP Operating. These entities collectively, together with Beacon Construction Company, Inc., which is expected to cease operations upon completion of its existing contracts, and Beacon Design Corporation, which has an interest in a development project in Newton, Massachusetts, are referred to as the noncontrolled subsidiaries. EOP Operating owns 100% of the non-voting stock of each of the noncontrolled subsidiaries, 1% of the voting stock of Beacon Property Management Corporation and Beacon Construction Company, Inc. and none of the voting stock of any of the other noncontrolled subsidiaries. Each of the noncontrolled subsidiaries is taxable as a regular "C corporation." Equity Office's share of any dividends received from the noncontrolled subsidiaries should qualify for purposes of the 95% gross income test but not for purposes of the 75% gross income test. Equity Office does not anticipate that it will receive sufficient dividends from the noncontrolled subsidiaries to cause it to exceed the limit on nonqualifying income under the 75% gross income test.

     In addition to the 75% and 95% gross income tests, Equity Office had to meet a 30% gross income test for its taxable year ended December 31, 1997. The 30% gross income test required that short-term gain from the sale or other disposition of stock or securities, gain from prohibited transactions and gain on the sale or other disposition of real property held for less than four years, apart from involuntary conversions and sales of foreclosure property, represent less than 30% of Equity Office's gross income, including gross income from prohibited transactions. The 30% gross income test is not applicable for taxable years starting on or after January 1, 1998.

     If Equity Office fails to satisfy one or both of the 75% or 95% gross income tests for any taxable year, it may nevertheless qualify as a REIT for such year if it is entitled to relief under certain provisions of the Internal Revenue Code. These relief provisions will generally be available if Equity Office's failure to meet such tests is due to reasonable cause and not due to willful neglect, and Equity Office attaches a schedule of the sources of its income to its federal income tax return and any incorrect information on such schedule is not due to fraud with intent to evade tax. It is not possible, however, to state whether in all circumstances Equity Office would be entitled to the benefit of these relief provisions. For example, if Equity Office fails to satisfy the gross income tests because nonqualifying income that Equity Office intentionally incurs exceeds the limits on such income, the IRS could conclude that the failure to satisfy the tests was not due to reasonable cause. If these relief provisions are inapplicable to a particular set of circumstances involving Equity Office, Equity Office will fail to qualify as a REIT. As discussed above in "-- Taxation of Equity Office as a REIT General," even if these relief provisions apply, a tax would be imposed with respect to the excess net income. No similar relief provision is available if Equity Office failed the 30% income test for its taxable year ended December 31, 1997.

     Any gain realized by Equity Office on the sale of any property held as inventory or other property held primarily for sale to customers in the ordinary course of business, including Equity Office's share of any such gain realized by EOP Operating, will be treated as income from a prohibited transaction that is subject to a 100% penalty tax. Under existing law, whether property is held as inventory or primarily for sale to customers in the ordinary course of a trade or business is a question of fact that depends on all the facts and circumstances with respect to the particular transaction. EOP Operating intends to hold the properties for investment with a view to long-term appreciation, to engage in the business of acquiring, developing, owning, and operating the properties, and other properties, and to make such occasional sales of the properties as are consistent with EOP Operating's investment objectives. There can be no assurance, however, that the IRS might not contend that one or more of such sales is subject to the 100% penalty tax.

     ASSET TESTS APPLICABLE TO REITS. Equity Office, at the close of each quarter of its taxable year, must satisfy three tests relating to the nature of its assets. First, at least 75% of the value of Equity Office's total assets must be represented by real estate assets. Equity Office's real estate assets include, for this purpose, its allocable share of real estate assets held by EOP Operating and the non-corporate subsidiaries of EOP Operating, as well as stock or debt instruments held for less than one year purchased with the proceeds of a stock offering, or long-term (at least five years) debt offering of Equity Office, cash, cash items and government securities. Second, not more than 25% of Equity Office's total assets may be represented by securities other than those in the 75% asset class. Third, of the investments included in the 25% asset class, the value of any one issuer's securities owned by Equity Office may not exceed 5% of the value of Equity Office's total assets, and, except for REITs or qualified REIT subsidiaries, Equity Office may not own more than 10% of any one issuer's outstanding voting securities.

     After initially meeting the asset tests at the close of any quarter, Equity Office will not lose its status as a REIT for failure to satisfy the 25% or 5% asset tests at the end of a later quarter solely by reason of changes in the relative values of its assets. If the failure to satisfy the 25% or 5% asset tests results from an acquisition of securities or other property during a quarter, including, for example, as a result of Equity Office increasing its interest in EOP Operating as a result of a merger, the exercise by limited partners of their right to redeem units in EOP Operating, or an additional capital contribution of proceeds of an offering of shares of beneficial interest by Equity Office, the failure can be cured by disposition of sufficient nonqualifying assets within 30 days after the close of that quarter. Equity Office intends to maintain adequate records of the value of its assets to ensure compliance with the asset tests and to take any available actions within 30 days after the close of any quarter as may be required to cure any noncompliance with the 25% or 5% asset tests. If Equity Office fails to cure noncompliance with the asset tests within such time period, Equity Office would cease to qualify as a REIT.

     Stock interests owned by Equity Office in another REIT are qualifying real estate assets for purposes of the 75% gross asset test, and, consequently, such stock interests are not subject to the 10% voting stock limitation described above. EOP Operating currently owns 51.6% of the outstanding stock of BeaMetFed, Inc., which has elected to be taxed as a REIT for federal income tax purposes. As a REIT, BeaMetFed, Inc., is subject to the various REIT qualification requirements described herein. Equity Office believes that BeaMetFed, Inc. has been organized and has operated in a manner so as to qualify for taxation as a REIT for federal income tax purposes and will continue to be organized and to operate in such a manner. If BeaMetFed, Inc. were to fail to qualify as a REIT, Equity Office's stock interests in BeaMetFed, Inc. would cease to be qualifying real estate assets for purposes of the 75% gross asset test and would become subject to the 10% voting stock limitation generally applicable to Equity Office's ownership in corporations which are neither REITs nor qualified REIT subsidiaries. Since Equity Office owns 51.6% of the outstanding stock of BeaMetFed, Inc., upon any failure of BeaMetFed, Inc. to qualify as a REIT, the 10% voting stock limitation would not be satisfied and Equity Office itself would fail to qualify as a REIT.

     EOP Operating does not own more than 1% of the voting stock of any of the noncontrolled subsidiaries but it does own 100% of the nonvoting stock of each of the noncontrolled subsidiaries. EOP Operating also may own nonvoting stock, representing substantially all of the equity, in other corporate entities that serve as partners or members in the various entities that hold title to the properties. Neither Equity Office, EOP Operating, nor any of the non-corporate subsidiaries of EOP Operating own more than 10% of the voting securities of any entity that would be treated as a corporation for federal income tax purposes. In addition, Equity Office and its senior management believe that its pro rata share of the value of the securities of each of the noncontrolled subsidiaries does not exceed 5% of the total value of Equity Office's assets. There can be no assurance, however, that the IRS might not contend either that the value of the securities of the noncontrolled subsidiaries held by Equity Office through the ZML Opportunity Partnerships and EOP Operating exceeds the 5% value limitation or that nonvoting stock of the noncontrolled subsidiaries or another corporate entity owned by EOP Operating should be considered "voting stock" for this purpose.

     CLINTON ADMINISTRATION'S PROPOSED CHANGES TO REIT QUALIFICATION REQUIREMENTS. The Clinton Administration's fiscal year 2000 budget proposal, announced February 1, 1999, includes a proposal that would change the 10% voting securities test to a 10% vote or value test. Under the proposal, a REIT would not be able to own more than 10% of the vote or value of the outstanding securities of any corporation, except for a qualified REIT subsidiary or another REIT. The proposal also contains an exception to the 5% and 10% asset tests that would allow a REIT to have "taxable REIT subsidiaries," including both "qualified independent contractor subsidiaries," which could perform noncustomary and other currently prohibited services for tenants and other customers, and "qualified business subsidiaries," which could undertake third-party management and development activities as well as other non-real estate related activities. Under the proposal, no more than 15% of a REIT's total assets could consist of taxable REIT subsidiaries and no more than 5% of a REIT's total assets could consist of qualified independent contractor subsidiaries. Under the budget proposal, a taxable REIT subsidiary would not be entitled to deduct any interest on debt funded directly or indirectly by the REIT. This proposal would be effective after the date of enactment and a REIT would be allowed to combine and convert existing corporate subsidiaries into taxable REIT subsidiaries tax-free prior to a certain date. A transition period would allow for conversion of existing corporate subsidiaries before the 10% vote or value test would become effective. For Equity Office's taxable years after the effective date of the proposal and after any applicable transition period, the 10% vote or value test would apply to Equity Office's ownership in any of the noncontrolled subsidiaries not converted into taxable REIT subsidiaries. It is presently uncertain whether any proposal regarding REIT subsidiaries, including the budget proposal, will be enacted or, if enacted, what the terms, including the effective date, of such proposal will be.

     ANNUAL DISTRIBUTION REQUIREMENTS APPLICABLE TO REITS. Equity Office, in order to qualify as a REIT, is required to distribute dividends, other than capital gain dividends, to its shareholders in an amount at least equal to

     (i) the sum of (a) 95% of Equity Office's REIT taxable income, computed without regard to the dividends paid deduction and Equity Office's net capital gain, and (b) 95% of the net income, after tax, if any, from foreclosure property, minus

     (ii)  the sum of certain items of noncash income.

     In addition, if Equity Office recognizes any built-in gain, Equity Office will be required, pursuant to IRS regulations which have not yet been promulgated, to distribute at least 95% of the built-in gain, after tax, recognized on the disposition of such asset. Such distributions must be paid either in the taxable year to which they relate, or in the following taxable year if declared before Equity Office timely files its tax return for such year and if paid on or before the first regular dividend payment date after such declaration. See "-- General" above for a discussion of the possible recognition of built-in gain.

     To the extent that Equity Office does not distribute all of its net capital gain or distributes at least 95%, but less than 100%, of its REIT taxable income, as adjusted, it is subject to tax thereon at regular ordinary and capital gain corporate tax rates. Equity Office, however, may designate some or all of its retained net capital gain, so that, although the designated amount will not be treated as distributed for purposes of this tax, a shareholder would include its proportionate share of such amount in income, as capital gain, and would be treated as having paid its proportionate share of the tax paid by Equity Office with respect to such amount. The shareholder's basis in its shares would be increased by the amount the shareholder included in income and decreased by the amount of the tax the shareholder is treated as having paid. Equity Office would make an appropriate adjustment to its earnings and profits. For a more detailed description of the federal income tax consequences to a shareholder of such a designation, see "-- Taxation of Taxable U.S. Shareholders Generally."

     Equity Office intends to make timely distributions sufficient to satisfy its annual distribution requirements. In this regard, EOP Operating's partnership agreement authorizes Equity Office, as managing general partner, to take such steps as may be necessary to cause EOP Operating to distribute to its partners an amount sufficient to permit Equity Office to meet these distribution requirements. It is expected that Equity Office's REIT taxable income will be less than its cash flow due to the allowance of depreciation and other noncash charges in computing REIT taxable income. Accordingly, Equity Office anticipates that it will generally have sufficient cash or liquid assets to enable it to satisfy the distribution requirements described above. It is possible, however, that Equity Office, from time to time, may not have sufficient cash or other liquid assets to meet these distribution requirements. In such event, in order to meet the distribution requirements, Equity Office may find it necessary to arrange for short-term, or possibly long-term borrowings to fund required distributions or to pay dividends in the form of taxable stock dividends.

     Under certain circumstances, Equity Office may be able to rectify a failure to meet the distribution requirement for a year by paying deficiency dividends to shareholders in a later year, which may be included in Equity Office's deduction for dividends paid for the earlier year. Thus, Equity Office may be able to avoid being taxed on amounts distributed as deficiency dividends; however, Equity Office will be required to pay interest based upon the amount of any deduction taken for deficiency dividends.

     Furthermore, if Equity Office should fail to distribute during each calendar year at least the sum of 85% of its REIT ordinary income for such year, 95% of its REIT capital gain income for such year, and any undistributed taxable income from prior periods, Equity Office would be subject to a 4% excise tax on the excess of such required distribution over the sum of amounts actually distributed during the calendar year by the REIT and the amount, if any, on which the REIT paid income tax for such year.

     RECORDKEEPING REQUIREMENTS. Pursuant to applicable IRS regulations, Equity Office must comply with certain recordkeeping requirements to qualify for taxation as a REIT.

     FAILURE OF EQUITY OFFICE TO QUALIFY AS A REIT. If Equity Office fails to qualify for taxation as a REIT in any taxable year and if the relief provisions do not apply, Equity Office will be subject to tax, including any applicable alternative minimum tax, on its taxable income at regular corporate rates. Distributions to shareholders in any year in which Equity Office fails to qualify will not be deductible by Equity Office nor will they be required to be made. As a result, Equity Office's failure to qualify as a REIT would significantly reduce the cash available for distributions by Equity Office to its shareholders. In addition, if Equity Office fails to qualify as a REIT, all distributions to shareholders will be taxable as ordinary income, to the extent of Equity Office's current and accumulated earnings and profits. Subject to certain limitations of the Internal Revenue Code, corporate distributees may be eligible for the dividends received deduction with respect to these distributions. Unless entitled to relief under specific statutory provisions, Equity Office also will be disqualified from taxation as a REIT for the four taxable years following the year during which qualification was lost. It is not possible to state whether in all circumstances Equity Office would be entitled to such statutory relief.

TAXATION OF TAXABLE U.S. SHAREHOLDERS GENERALLY

     As used herein, the term "U.S. shareholder" means a holder of common shares who for United States federal income tax purposes (i) is a citizen or resident of the United States, (ii) is a corporation, partnership, or other entity treated as a corporation or partnership for federal income tax purposes created or organized in or under the laws of the United States or of any political subdivision thereof, (iii) is an estate or trust the income of which is subject to United States federal income taxation regardless of its source, or (iv) a trust whose administration is subject to the primary supervision of a United States court and which has one or more United States persons who have the authority to control all substantial decisions of the trust.

     DISTRIBUTIONS BY EQUITY OFFICE. As long as Equity Office qualifies as a REIT, distributions made by Equity Office out of its current or accumulated earnings and profits, and not designated as capital gain dividends, constitute dividends taxable to its taxable U.S. shareholders as ordinary income. Such distributions are not eligible for the dividends received deduction in the case of U.S. shareholders that are corporations. To the extent that Equity Office makes distributions not designated as capital gain dividends in excess of its current and accumulated earnings and profits, such distributions are treated first as a tax-free return of capital to each U.S. shareholder, reducing the adjusted basis which such U.S. shareholder has in its shares for tax purposes by the amount of such distribution but not below zero, with distributions in excess of a U.S. shareholder's adjusted basis in its shares taxable as capital gains, provided that the shares have been held as a capital asset. Dividends declared by Equity Office in October, November, or December of any year and payable to a shareholder of record on a specified date in any such month shall be treated as both paid by Equity Office and received by the shareholder on December 31 of such year, provided that the dividend is actually paid by Equity Office on or before January 31 of the following calendar year.

     Distributions made by Equity Office that are properly designated by Equity Office as capital gain dividends are subject to special rules. They are taxed as gain from the sale or exchange of a capital asset held for more than one year to the extent that they do not exceed Equity Office's actual net capital gain for the taxable year, without regard to the period for which a U.S. shareholder has held its shares. In the event that Equity Office designates any portion of a dividend as a "capital gain dividend," a U.S. shareholder's share of such capital gain dividend would be an amount which bears the same ratio to the total amount of dividends paid to such U.S. shareholder for the year as the aggregate amount designated as a capital gain dividend bears to the aggregate amount of all dividends paid on all classes of shares for the year.

     On November 10, 1997, the IRS issued Notice 97-64, which provides generally that Equity Office may classify portions of its designated capital gain dividend as either a 20% rate gain distribution, which would be taxable to non-corporate U.S. shareholders, i.e. individuals, estates or trusts, at a maximum rate of 20%, an unrecaptured Section 1250 gain distribution which would be taxable to non-corporate U.S. shareholders at a maximum rate of 25%, or a 28% rate gain distribution which would be taxable to non-corporate U.S. shareholders at a maximum rate of 28%. If no designation is made, the entire designated capital gain dividend will be treated as a 28% rate gain distribution. Notice 97-64 provides that a REIT must determine the maximum amounts that it may designate as 20% and 25% rate capital gain dividends by performing the computation required by the Internal Revenue Code as if the REIT were an individual whose ordinary income were subject to a marginal tax rate of at least 28%. Notice 97-64 further provides that designations made by the REIT only will be effective to the extent that they comply with Revenue Ruling 89-91, which requires that distributions made to different classes of shares be composed proportionately of dividends of a particular type. On July 22, 1998, as part of the IRS Restructuring Act, the holding period requirement for the application of the 20% and 25% capital gain tax rates was reduced to 12 months from 18 months for sales of capital gain assets on or after January 1, 1998. Although Notice 97-64 will apply to sales of capital gain assets after July 28, 1997 and before January 1, 1998, it is expected that the IRS will issue clarifying guidance, most likely applying the same principles set forth in Notice 97-64, regarding a REIT's designation of capital gain dividends in light of the new holding period requirements. For a discussion of the capital gain tax rates applicable to non-corporate U.S. shareholders, see " -- Taxpayer Relief Act and IRS Restructuring Act Changes to Capital Gain Taxation" below.

     Distributions made by Equity Office that are properly designated by Equity Office as capital gain dividends will be taxable to taxable corporate U.S. shareholders as long-term capital gain to the extent that they do not exceed Equity Office's actual net capital gain for the taxable year, at a maximum rate of 35% without regard to the period for which such corporate U.S. shareholder has held its shares. Such corporate U.S. shareholders may, however, be required to treat up to 20% of certain capital gain dividends as ordinary income.

     U.S. shareholders may not include in their individual income tax returns any net operating losses or capital losses of Equity Office. Instead, such losses would be carried over by Equity Office for potential offset against future income, subject to certain limitations. Distributions made by Equity Office and gain arising from the sale or exchange by a U.S. shareholder of shares will not be treated as passive activity income, and as a result, U.S. shareholders generally will not be able to apply any "passive losses" against such income or gain. In addition, taxable distributions from Equity Office generally will be treated as investment income for purposes of the investment interest limitations. Capital gain dividends and capital gains from the disposition of shares, including distributions treated as such, however, will be treated as investment income for purposes of the investment interest limitation only if the U.S. shareholder so elects, in which case such capital gains will be taxed at ordinary income rates. Equity Office will notify shareholders after the close of Equity Office's taxable year as to the portions of distributions attributable to that year that constitute ordinary income, return of capital and capital gain.

     Equity Office may designate, by written notice to its shareholders, its net capital gain so that with respect to retained net capital gains, a U.S. shareholder would include its proportionate share of such gain in income, as long-term capital gain, and would be treated as having paid its proportionate share of the tax paid by Equity Office with respect to the gain. The U.S. shareholder's basis in its shares would be increased by its share of such gain and decreased by its share of such tax. With respect to such long-term capital gain of a U.S. shareholder that is an individual or an estate or trust, the IRS, as described below in this section, has authority to issue regulations that could apply the special tax rate applicable generally to the portion of the long-term capital gains of an individual or an estate or trust attributable to deductions for depreciation taken with respect to depreciable real property. IRS Notice 97-64, described above in this Section, did not address the taxation of noncorporate REIT shareholders with respect to retained net capital gains.

     SALES OF SHARES. Upon any sale or other disposition of shares, a U.S. shareholder will recognize gain or loss for federal income tax purposes in an amount equal to the difference between (i) the amount of cash and the fair market value of any property received on such sale or other disposition and (ii) the holder's adjusted basis in such shares for tax purposes. Such gain or loss will be a capital gain or loss if the shares have been held by the U.S. shareholder as a capital asset. In the case of a U.S. shareholder who is an individual or an estate or trust, such gain or loss will be long-term capital gain or loss, and any such long-term capital gain shall be subject to the maximum capital gain rate of 20%. In the case of a U.S. shareholder that is a corporation, such gain or loss will be long-term capital gain or loss if such shares have been held for more than one year, and any such capital gain shall be subject to the maximum capital gain rate of 35%. In general, any loss recognized by a U.S. shareholder upon the sale or other disposition of shares that have been held for six months or less, after applying certain holding period rules, will be treated as a long-term capital loss, to the extent of distributions received by such U.S. shareholder from Equity Office that were required to be treated as long-term capital gains.

     TAXPAYER RELIEF ACT AND IRS RESTRUCTURING ACT CHANGES TO CAPITAL GAIN TAXATION. The Taxpayer Relief Act of 1997 altered the taxation of capital gain income. Under the Act, individuals, trust and estates that hold certain investments for more than 18 months may be taxed at a maximum long-term capital gain rate of 20% on the sale or exchange of those investments. Individuals, trust and estates that hold certain assets for more than one year but not more than 18 months may be taxed at a maximum long-term capital gain rate of 28% on the sale or exchange of those investments. The Taxpayer Relief Act also provides a maximum rate of 25% for "unrecaptured Section 1250 gain" for individuals, trusts and estates, special rules for "qualified 5-year gain" and other changes to prior law. The recently enacted IRS Restructuring Act of 1998, however, reduced the holding period requirement established by the Taxpayer Relief Act for the application of the 20% and 25% capital gain tax rates to 12 months from 18 months for sales of capital gain assets after December 31, 1997, and thus eliminated the 28% rate. The Taxpayer Relief Act allows the IRS to prescribe regulations on how the Taxpayer Relief Act's capital gain rates will apply to sales of capital assets by "pass-through entities," including REITs, such as Equity Office and to sales of interests in pass-through entities. For a discussion of the rules under the Taxpayer Relief Act that apply to the taxation of distributions by Equity Office to its shareholders that are designated by Equity Office as capital gain dividends, see " -- Distributions by Equity Office" above. Shareholders are urged to consult with their own tax advisors with respect to the rules contained in the Taxpayer Relief Act and the IRS Restructuring Act.

BACKUP WITHHOLDING FOR EQUITY OFFICE'S DISTRIBUTIONS

     Equity Office will report to its U.S. shareholders and the IRS the amount of dividends paid during each calendar year, and the amount of tax withheld, if any. Under the backup withholding rules, a U.S. shareholder may be subject to backup withholding at the rate of 31% with respect to dividends paid unless such holder either is a corporation or comes within certain other exempt categories and, when required, demonstrates this fact or provides a taxpayer identification number, certifies as to no loss of exemption from backup withholding, and otherwise complies with applicable requirements of the backup withholding rules. A U.S. shareholder that does not provide Equity Office with a correct taxpayer identification number may also be subject to penalties imposed by the IRS. Any amount paid as backup withholding is creditable against the shareholder's income tax liability. In addition, Equity Office may be required to withhold a portion of its capital gain distributions to any shareholders who fail to certify their nonforeign status to Equity Office. See " -- Taxation of Non-U.S. Shareholders" below.

TAXATION OF TAX-EXEMPT SHAREHOLDERS

     Provided that a tax-exempt shareholder has not held its common shares as "debt financed property" within the meaning of the Internal Revenue Code and such common shares are not otherwise used in a trade or business, the dividend income from Equity Office will not be unrelated business taxable income ("UBTI") to a tax-exempt shareholder. Similarly, income from the sale of shares will not constitute UBTI unless such tax-exempt shareholder has held such shares as debt financed property within the meaning of the Internal Revenue Code or has used the shares in a trade or business.

     However, for tax-exempt shareholders that are social clubs, voluntary employee benefit associations, supplemental unemployment benefit trusts, and qualified group legal services plans exempt from federal income taxation under Code Sections 501 (c)(7), (c)(9), (c)(17) and (c)(20), respectively, income from an investment in Equity Office will constitute UBTI unless the organization is able to properly deduct amounts set aside or placed in reserve for certain purposes so as to offset the income generated by its investment in Equity Office. Such shareholders should consult their own tax advisors concerning these "set aside" and reserve requirements.

     Notwithstanding the above, however, a portion of the dividends paid by a "pension held REIT" are treated as UBTI as to any trust which is described in
Section 401(a) of the Internal Revenue Code, is tax-exempt under Section 501(a) of the Internal Revenue Code, and holds more than 10%, by value, of the interests in the REIT. Tax-exempt pension funds that are described in Section 401(a) of the Internal Revenue Code are referred to below as "qualified trusts."

     A REIT is a pension held REIT if (i) it would not have qualified as a REIT but for the fact that Section 856(h)(3) of the Internal Revenue Code provides that stock owned by qualified trusts shall be treated, for purposes of the "not closely held" requirement, as owned by the beneficiaries of the trust rather than by the trust itself, and (ii) either (a) at least one such qualified trust holds more than 25%, by value, of the interests in the REIT, or (b) one or more such qualified trusts, each of which owns more than 10%, by value, of the interests in the REIT, hold in the aggregate more than 50%, by value, of the interests in the REIT. The percentage of any REIT dividend treated as UBTI is equal to the ratio of the UBTI earned by the REIT, treating the REIT as if it were a qualified trust and therefore subject to tax on UBTI, to the total gross income of the REIT. An exception applies where the percentage is less than 5% for any year. The provisions requiring qualified trusts to treat a portion of REIT distributions as UBTI will not apply if the REIT is able to satisfy the not closely held requirement without relying upon the "look-through" exception with respect to qualified trusts. Based on both the current ownership shares and the limitations on transfer and ownership of shares contained in the Declaration of Trust, Equity Office does not expect to be classified as a pension held REIT.

TAXATION OF NON-U.S. SHAREHOLDERS

     The rules governing federal income taxation of the ownership and disposition of common shares by non-U.S. shareholders are complex, and no attempt is made herein to provide more than a brief summary of those rules. Accordingly, this discussion does not address all aspects of federal income tax and does not address state, local or foreign tax consequences that may be relevant to a non-U.S. shareholder in light of its particular circumstances. In addition, this discussion is based on current law, which is subject to change, and assumes that Equity Office qualifies for taxation as a REIT. Prospective non-U.S. shareholders should consult with their own tax advisers to determine the impact of federal, state, local and foreign income tax laws with regard to an investment in common shares, including any reporting requirements.

     DISTRIBUTIONS BY EQUITY OFFICE. Distributions by Equity Office to a non-U.S. shareholder that are neither attributable to gain from sales or exchanges by Equity Office of United States real property interests nor designated by Equity Office as capital gains dividends will be treated as dividends of ordinary income to the extent that they are made out of current or accumulated earnings and profits of Equity Office. Such distributions ordinarily will be subject to withholding of United States federal income tax on a gross basis (that is, without allowance of deductions) at a 30% rate or such lower rate as may be specified by an applicable income tax treaty, unless the dividends are treated as effectively connected with the conduct by the non-U.S. shareholder of a United States trade or business. Under certain treaties, however, lower withholding rates generally applicable to dividends do not apply to dividends from a REIT, such as Equity Office. Certain certification and disclosure requirements must be satisfied to be exempt from withholding under the effectively connected income exemption. Dividends that are effectively connected with such a trade or business will be subject to tax on a net basis (that is, after allowance for deductions) at graduated rates, in the same manner as U.S. shareholders are taxed with respect to such dividends, and are generally not subject to withholding. Any such dividends received by a non-U.S. shareholder that is a corporation may also be subject to an additional branch profits tax at a 30% rate or such lower rate as may be specified by an applicable income tax treaty. Equity Office expects to withhold United States income tax at the rate of 30% on any distributions made to a non-U.S. shareholder unless (i) a lower treaty rate applies and any required form or certification evidencing eligibility for that reduced rate is filed with Equity Office or (ii) the non-U.S. shareholder files an IRS Form 4224 with Equity Office claiming that the distribution is effectively connected income.

     Distributions in excess of current or accumulated earnings and profits of Equity Office will not be taxable to a non-U.S. shareholder to the extent that they do not exceed the adjusted basis of the shareholder's common shares but rather will reduce the adjusted basis of such common shares. To the extent that such distributions exceed the adjusted basis of a non-U.S. shareholder's common shares, they will give rise to gain from the sale or exchange of its common shares, the tax treatment of which is described below.

     As a result of a legislative change made by the Small Business Job Protection Act of 1996, it appears that Equity Office will be required to withhold 10% of any distribution in excess of its current and accumulated earnings and profits. Consequently, although Equity Office intends to withhold at a rate of 30%, or a lower applicable treaty rate, on the entire amount of any distribution, to the extent that Equity Office does not do so, any portion of a distribution not subject to withholding at a rate of 30%, or a lower applicable treaty rate, will be subject to withholding at a rate of 10%. However, a non-U.S. shareholder may seek a refund of such amounts from the IRS if it subsequently determined that such distribution was, in fact, in excess of current or accumulated earnings and profits of Equity Office, and the amount withheld exceeded the non-U.S. shareholder's United States tax liability, if any, with respect to the distribution.

     Distributions to a non-U.S. shareholder that are designated by Equity Office at the time of the distributions as capital gain dividends, other than those arising from the disposition of a United States real property interest, generally will not be subject to United States federal income taxation unless

     (i) the investment in the common shares is effectively connected with the non-U.S. shareholder's United States trade or business, in which case the non-U.S. shareholder will be subject to the same treatment as U.S. shareholders with respect to such gain, except that a shareholder that is a foreign corporation may also be subject to the 30% branch profits tax, as discussed above, or

     (ii) the non-U.S. shareholder is a nonresident alien individual who is present in the United States for 183 days or more during the taxable year and has a "tax home" in the United States, in which case the nonresident alien individual will be subject to a 30% tax on the individual's capital gains.

     Under the Foreign Investment in Real Property Tax Act ("FIRPTA"), distributions to a non-U.S. shareholder that are attributable to gain from sales or exchanges by Equity Office of United States real property interests, whether or not designated as a capital gain dividend, will cause the non-U.S. shareholder to be treated as recognizing such gain as income effectively connected with a United States trade or business. Non-U.S. shareholders would thus generally be taxed at the same rates applicable to U.S. shareholders, subject to a special alternative minimum tax in the case of nonresident alien individuals. Also, such gain may be subject to a 30% branch profits tax in the hands of a non-U.S. shareholder that is a corporation, as discussed above. Equity Office is required to withhold 35% of any such distribution. That amount is creditable against the non-U.S. shareholder's United States federal income tax liability.

     Although the law is not entirely clear on the matter, it appears that amounts designated by Equity Office pursuant to the Taxpayer Relief Act as undistributed capital gains in respect of the common shares held by U.S. shareholders (see "-- Requirements for Qualification as a REIT -- Annual Distribution Requirements Applicable to REITs" above) would be treated with respect to non-U.S. shareholders in the manner outlined in the preceding two paragraphs for actual distributions by Equity Office of capital gain dividends. Under that approach, the non-U.S. shareholders would be able to offset as a credit against their United States federal income tax liability resulting therefrom their proportionate share of the tax paid by Equity Office on such undistributed capital gains, and to receive from the IRS a refund to the extent their proportionate share of such tax paid by Equity Office were to exceed their actual United States federal income tax liability.

     SALE OF COMMON SHARES. Gain recognized by a non-U.S. shareholder upon the sale or exchange of common shares generally will not be subject to United States taxation unless such shares constitute a "United States real property interest" within the meaning of FIRPTA. The common shares will not constitute a United States real property interest so long as Equity Office is a "domestically controlled REIT." A "domestically controlled REIT" is a REIT in which at all times during a specified testing period less than 50% in value of its stock is held directly or indirectly by non-U.S. shareholders. Equity Office believes that it is a "domestically controlled REIT" and, therefore, that the sale of common shares will not be subject to taxation under FIRPTA. However, because the shares of Equity Office are publicly traded, no assurance can be given that

Equity Office will continue to be a domestically controlled REIT. In any event, gain from the sale or exchange of common shares not otherwise subject to FIRPTA will be taxable to a non-U.S. shareholder if either

     (i) the investment in the common shares is effectively connected with the non-U.S. shareholder's United States trade or business, in which case the non-U.S. shareholder will be subject to the same treatment as domestic shareholders with respect to such gain, or

     (ii) the non-U.S. shareholder is a nonresident alien individual who is present in the United States for 183 days or more during the taxable year and has a tax home in the United States, in which case the nonresident alien individual will be subject to a 30% tax on the individual's capital gains.

     Even if Equity Office does not qualify as or ceases to be a domestically controlled REIT, gain arising from the sale or exchange by a non-U.S. shareholder of common shares still would not be subject to United States taxation under FIRPTA as a sale of a United States real property interest if:

     (i) the class or series of shares being sold is "regularly traded," as defined by applicable IRS regulations, on an established securities market such as the New York Stock Exchange, and

     (ii) the selling non-U.S. shareholder owned 5% or less of the value of the outstanding class or series of shares being sold throughout the five-year period ending on the date of the sale or exchange.

     If gain on the sale or exchange of common shares were subject to taxation under FIRPTA, the non-U.S. shareholder would be subject to regular United States income tax with respect to such gain in the same manner as a taxable U.S. shareholder, subject to any applicable alternative minimum tax, a special alternative minimum tax in the case of nonresident alien individuals and the possible application of the 30% branch profits tax in the case of foreign corporations. The purchaser of the common shares would be required to withhold and remit to the IRS 10% of the purchase price.

     BACKUP WITHHOLDING TAX AND INFORMATION REPORTING. Backup withholding tax generally is a withholding tax imposed at the rate of 31% on certain payments to persons that fail to furnish certain information under the United States information reporting requirements. Backup withholding and information reporting will generally not apply to distributions paid to non-U.S. shareholders outside the United States that are treated as dividends subject to the 30% (or lower treaty rate) withholding tax discussed above, capital gain dividends or distributions attributable to gain from the sale or exchange by Equity Office of United States real property interests. As a general matter, backup withholding and information reporting will not apply to a payment of the proceeds of a sale of common shares by or through a foreign office of a foreign broker. Generally, information reporting will apply to a payment of the proceeds of a sale of common shares by a foreign office of a broker that:

     (a) is a United States person,

     (b) derives 50% or more of its gross income for certain periods from the conduct of a trade or business in the United States, or

     (c) is a "controlled foreign corporation," which, in general, is a foreign corporation that is controlled by United States shareholders.

     If, however, the broker has documentary evidence in its records that the holder is a non-U.S. shareholder and certain other conditions are met or the shareholder otherwise establishes an exemption, information reporting will not apply. Payment to or through a United States office of a broker of the proceeds of a sale of common shares is subject to both backup withholding and information reporting unless the shareholder certifies under penalty of perjury that the shareholder is a non-U.S. shareholder, or otherwise establishes an exemption. A non-U.S. shareholder may obtain a refund of any amounts withheld under the backup withholding rules by filing the appropriate claim for refund with the IRS.

     The IRS has recently finalized regulations regarding the withholding and information reporting rules discussed above. In general, these regulations do not alter the substantive withholding and information reporting requirements but unify certification procedures and forms and clarify and modify reliance standards. These regulations generally are effective for payments made after December 31, 1999, subject to certain transition rules. Valid withholding certificates that are held on December 31, 1999, will remain valid until the earlier of December 31, 2000, or the date of expiration of the certificate under rules currently in effect, unless otherwise invalidated due to changes in the circumstances of the person whose name is on such certificate. A non-U.S. shareholder should consult its own advisor regarding the effect of the new regulations.

TAX ASPECTS OF EQUITY OFFICE'S OWNERSHIP OF INTERESTS IN THE ZML OPPORTUNITY PARTNERSHIPS, EOP OPERATING AND THE SUBSIDIARY PARTNERSHIPS

     GENERAL. Substantially all of Equity Office's investments are held indirectly through the ZML Opportunity Partnerships (prior to July 1999) and EOP Operating. The ZML Opportunity Partnerships were the predecessor owners of the assets transferred to EOP Operating upon the occurrence of Equity Office's IPO in July 1997). In general, partnerships are "pass-through" entities that are not subject to federal income tax. Rather, partners are allocated their proportionate shares of the items of income, gain, loss, deduction and credit of a partnership, and are potentially subject to tax thereon, without regard to whether the partners receive a distribution from the partnership. Equity Office includes in its income its proportionate share of the foregoing partnership items for purposes of the various REIT income tests and in the computation of its REIT taxable income. Moreover, for purposes of the REIT asset tests, Equity Office includes its proportionate share of assets held through the ZML Opportunity Partnerships and EOP Operating. See " -- Requirements for Qualification as a REIT -- Ownership of Partnership Interests by a REIT" above.

     ENTITY CLASSIFICATION. Equity Office believes that each of the ZML Opportunity Partnerships and EOP Operating will be treated as a partnership for federal income tax purposes and not as an association taxable as a corporation. If any of the ZML Opportunity Partnerships, EOP Operating, or the Subsidiary Partnerships were treated as an association, the entity would be taxable as a corporation and therefore would be subject to an entity level tax on its income. In such a situation, the character of Equity Office's assets and items of gross income would change and would preclude Equity Office from qualifying as a REIT (see " -- Requirements for Qualification as a REIT -- Asset Tests Applicable to REITs" and " -- Income Tests Applicable to REITs" above). The same result could occur if any LLC failed to qualify for treatment as a partnership or were not disregarded for federal income tax purposes.

     Prior to January 1, 1997, an organization formed as a partnership or a limited liability company was treated as a partnership for federal income tax purposes rather than as a corporation only if it had no more than two of the four corporate characteristics that the regulations in effect at that time used to distinguish a partnership from a corporation for tax purposes. These four characteristics were (i) continuity of life, (ii) centralization of management,
(iii) limited liability and (iv) free transferability of interests. Under final IRS regulations which became effective January 1, 1997, the four factor test has been eliminated and an entity formed as a partnership or as a limited liability will be taxed as a partnership for federal income tax purposes, unless it specifically elects otherwise. The regulations provide that the IRS will not challenge the classification of an existing partnership or limited liability company for tax periods prior to January 1, 1997 so long as:

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

     Pursuant to Section 7704 of the Internal Revenue Code, however, a partnership that does not elect to be treated as a corporation nevertheless will be treated as a corporation for federal income tax purposes if it is a "publicly traded partnership," unless at least 90% of its income consists of "qualifying income" within the meaning of that section. A publicly traded partnership is any partnership (i) the interests in which are traded on an established securities market or (ii) the interests in which are readily tradeable on a "secondary market or the substantial equivalent thereof." Units of limited partnership interest in EOP Operating are not and will not be traded on an established securities market. There is significant risk, however, that after the right to redeem such units becomes exercisable, such interests would be considered readily tradable on the substantial equivalent of a secondary market. The income requirements generally applicable to REITs and the definition of qualifying income under Section 7704 of the Internal Revenue Code are similar in most key respects. There is one significant difference, however, regarding rent received from related party tenants. For a REIT, rent from a tenant does not qualify as rents from real property if the REIT and/or one or more actual or constructive owners of 10% or more of the REIT actually or constructively own 10% or more of the tenant; under Section 7704 of the Internal Revenue Code, rent from a tenant is not qualifying income if a partnership and/or one or more actual or constructive owners of 5% or more of the partnership actually or constructively own 10% or more of the tenant.

     ALLOCATIONS OF PARTNERSHIP INCOME, GAIN, LOSS AND DEDUCTION. Although a partnership agreement will generally determine the allocation of income and loss among partners, such allocations will be disregarded for tax purposes if they do not comply with the provisions of Section 704(b) of the Internal Revenue Code and the applicable regulations. Generally, Section 704(b) and the applicable regulations require that partnership allocations respect the economic arrangement of the partners.

     If an allocation is not recognized for federal income tax purposes, the item subject to the allocation will be reallocated in accordance with the partners' interests in the partnership, which will be determined by taking into account all of the facts and circumstances relating to the economic arrangement of the partners with respect to such item. The allocations of taxable income and loss provided for in the ZML Opportunity Partnerships and the EOP Operating agreements are intended to comply with the requirements of Section 704(b) of the Internal Revenue Code and the regulations promulgated thereunder.

     TAX ALLOCATIONS WITH RESPECT TO THE PROPERTIES. Pursuant to Section 704(c) of the Internal Revenue Code, income, gain, loss and deduction attributable to appreciated or depreciated property that is contributed to a partnership in exchange for an interest in the partnership must be allocated in a manner such that the contributing partner is charged with, or benefits from, respectively, the difference between the adjusted tax basis and the fair market value of such property at the time of contribution associated with the property at the time of contribution. The difference is known as the book-tax difference. Such allocations are solely for federal income tax purposes and do not affect the book capital accounts or other economic or legal arrangements among the partners. Under regulations promulgated under Section 704 of the Internal Revenue Code, similar rules apply when a partnership elects to "revalue" its assets in certain situations, such as when a contribution of property is made to a partnership by a new partner.

     EOP Operating's partnership agreement requires that such allocations be made in a manner consistent with Section 704(c) of the Internal Revenue Code. IRS regulations under Section 704(c) of the Internal Revenue Code provide partnerships with a choice of several methods of accounting for book-tax differences, including retention of the "traditional method" or the election of certain alternative methods which would permit any distortions caused by a book-tax difference to be entirely rectified on an annual basis or with respect to a specific taxable transaction such as a sale. EOP Operating and Equity Office have determined to use the traditional method of accounting for book-tax differences with respect to the properties initially contributed to EOP Operating in connection with its formation or subsequently acquired by merger or contribution.

     In general, if any asset contributed to or revalued by EOP Operating is determined to have a fair market value that is greater than its adjusted tax basis, certain partners of EOP Operating including Equity Office will be allocated lower amounts of depreciation deductions as to certain properties for tax purposes by EOP Operating and increased taxable income and gain on sale. Such allocations will tend to eliminate the book-tax difference over the life of EOP Operating. However, the special allocation rules of Section 704(c) of the Internal Revenue Code do not always entirely rectify the book-tax difference on an annual basis or with respect to a specific transaction such as a sale. Thus, Equity Office may be allocated lower depreciation and other deductions, and possibly greater amounts of taxable income in the event of a sale of contributed assets, and such amounts may be in excess of the economic or book income allocated to it as a result of such sale. Such an allocation might cause Equity Office to recognize taxable income in excess of cash proceeds, which might adversely affect Equity Office's ability to comply with the REIT distribution requirements. In this regard, it should be noted that as the managing general partner of EOP Operating, Equity Office will determine when and whether to sell any given property. See " -- Requirements for Qualification as a REIT -- Annual Distribution Requirements Applicable to REITs."

OTHER TAX CONSEQUENCES FOR EQUITY OFFICE AND ITS SHAREHOLDERS

     Equity Office and its shareholders are subject to state or local taxation in various state or local jurisdictions, including those in which it or they transact business or reside. The state and local tax treatment of Equity Office and its shareholders may not conform to the federal income tax consequences discussed above. Consequently, prospective shareholders of Equity Office should consult their own tax advisors regarding the effect of state and local tax laws on an investment in Equity Office.

     A portion of the cash to be used by Equity Office to fund distributions comes from the noncontrolled subsidiaries through payment of dividends on the shares of such corporations held by EOP Operating. The noncontrolled subsidiaries pay federal and state income tax at the full applicable corporate rates. To the extent that the noncontrolled subsidiaries are required to pay federal, state or local taxes, the cash otherwise available for distribution by Equity Office to shareholders will be reduced accordingly.

ITEM 2.  PROPERTIES.

     All capitalized terms used herein and not otherwise defined shall have the meaning given in the Financial Statements set forth in Item 8.

GENERAL

     The Company's portfolio (based on revenue and square footage) is the largest portfolio of office properties of any publicly traded, full-service office company in the United States. As of December 31, 1998, the Company owned or had an interest in 284 Office Properties containing approximately 75.1 million rentable square feet of office space and owned an interest in 19 Parking Facilities containing approximately 18,059 parking spaces. The Office Properties are located in 80 submarkets in 36 markets in 24 states and the District of Columbia. The Office Properties by rentable square feet are located approximately 53% in central business districts and approximately 47% in suburban markets. As of December 31, 1998, the Office Properties were, on a weighted average basis, 95.0% occupied by a total of 6,422 tenants, with no single tenant accounting for more that 1.7% of the Company's aggregate annualized rent (except for the U.S. General Services Administration, which accounted for 3.5% of annualized rent.)

     All Property data is as of December 31, 1998.

OFFICE PROPERTIES BY REGION

                                  NUMBER OF      APPROXIMATE       PERCENT OF TOTAL                        ANNUALIZED
                                    OFFICE     RENTABLE SQUARE    OFFICE PROPERTIES                           RENT
PRIMARY MARKET                    PROPERTIES        FEET         RENTABLE SQUARE FEET   PERCENT OCCUPIED   (000'S)(1)
--------------                    ----------   ---------------   --------------------   ----------------   ----------
Central.........................      31         13,339,779              17.8%                95.1%        $ 297,249
Northeast.......................      90         21,497,179              28.5%                97.1%          604,024
Southeast.......................      47          7,774,199              10.4%                95.5%          140,771
Southwest.......................      32         10,866,482              14.5%                91.4%          177,224
West............................      40         11,606,805              15.5%                94.3%          220,329
Pacific.........................      44         10,016,283              13.3%                94.8%          230,400
                                     ---         ----------             ------               ------        ----------
Total/Weighted Average..........     284         75,100,727             100.0%                95.0%        $1,669,996
                                     ===         ==========             ======               ======        ==========

                                    PERCENT OF                  ANNUALIZED RENT
                                     PORTFOLIO      NUMBER OF    PER OCCUPIED
PRIMARY MARKET                    ANNUALIZED RENT    LEASES     SQUARE FEET(1)
--------------                    ---------------   ---------   ---------------
Central.........................       17.8%          1,196         $23.43
Northeast.......................       36.2%          1,508         $28.90
Southeast.......................        8.4%            577         $18.96
Southwest.......................       10.6%          1,155         $17.85
West............................       13.2%          1,279         $20.13
Pacific.........................       13.8%            707         $24.26
                                      ------          -----         ------
Total/Weighted Average..........      100.0%          6,422         $23.40
                                      ======          =====         ======

---------------

(1) Annualized Rent is the monthly contractual rent under existing leases as of December 31, 1998, multiplied by 12. This amount reflects total base rent before any rent abatements, but includes expense reimbursements, which may be estimates. Total rent abatements for leases in effect as of December 31, 1998, for the 12 months ending December 31, 1999, are approximately $7.1 million.

OFFICE PROPERTY STATISTICS

     The following table sets forth certain information relating to each Office Property as of December 31, 1998.

                                                                                                                          PERCENT
                                                                                                                             OF
                                 NUMBER OF                  APPROXIMATE     PERCENT OF TOTAL                ANNUALIZED   PORTFOLIO
PRIMARY MARKET                     OFFICE     YEAR BUILT/    RENTABLE      OFFICE PROPERTIES     PERCENT       RENT      ANNUALIZED
SUB MARKET                       PROPERTIES    RENOVATED    SQUARE FEET   RENTABLE SQUARE FEET   OCCUPIED   (000'S)(1)      RENT
--------------                   ----------   -----------   -----------   --------------------   --------   ----------   ----------
CENTRAL REGION
Chicago
 Central Loop
   161 N. Clark................       1       1992           1,010,520             1.3%            98.4%    $   22,103       1.3%
   200 West Adams..............       1       1985/1996        677,222             0.9%            85.7%        12,747       0.8%
   30 N. LaSalle Street(2).....       1       1974/1990        925,950             1.2%            98.6%        21,366       1.3%
   One North Franklin..........       1       1991             617,592             0.8%            98.3%        13,583       0.8%
 Lake County
   Tri-State International.....       5       1986             546,263             0.7%            96.2%        11,872       0.7%

                                               ANNUALIZED
                                                  RENT
                                              PER OCCUPIED
PRIMARY MARKET                   NUMBER OF       SQUARE
SUB MARKET                        LEASES        FEET(1)
--------------                   ---------   --------------
CENTRAL REGION
Chicago
 Central Loop
   161 N. Clark................       48         $22.22
   200 West Adams..............       59         $21.96
   30 N. LaSalle Street(2).....      125         $23.39
   One North Franklin..........       55         $22.38
 Lake County
   Tri-State International.....       42         $22.60

                                                                                                                          PERCENT
                                                                                                                             OF
                                 NUMBER OF                  APPROXIMATE     PERCENT OF TOTAL                ANNUALIZED   PORTFOLIO
PRIMARY MARKET                     OFFICE     YEAR BUILT/    RENTABLE      OFFICE PROPERTIES     PERCENT       RENT      ANNUALIZED
SUB MARKET                       PROPERTIES    RENOVATED    SQUARE FEET   RENTABLE SQUARE FEET   OCCUPIED   (000'S)(1)      RENT
--------------                   ----------   -----------   -----------   --------------------   --------   ----------   ----------
 O'Hare
   Presidents Plaza............       4       1980-1982        815,604             1.1%            97.4%        17,420       1.0%
   1700 Higgins................       1       1986             133,876             0.2%           100.0%         2,585       0.2%
 Oak Brook
   AT&T Plaza..................       1       1984             224,847             0.3%            86.6%         4,416       0.3%
   Oakbrook Terrace Tower......       1       1988             772,928             1.0%            89.4%        16,545       1.0%
   Westbrook Corporate
    Center.....................       5       1985-1996      1,107,372             1.5%            90.0%        27,824       1.7%
 West Loop
   10 & 30 South Wacker........       2       1983-1987      2,003,288             2.7%            98.0%        64,766       3.9%
   101 N. Wacker...............       1       1980/1990        575,294             0.8%            92.9%        12,294       0.7%
   Civic Opera House...........       1       1929/1996        841,778             1.1%            98.2%        14,360       0.9%
Indianapolis
 Downtown
   Bank One Center/Tower(2)....       2       1990           1,057,877             1.4%            94.8%        19,783       1.2%
Cleveland
 Downtown
   BP Tower....................       1       1985           1,242,144             1.7%            97.1%        20,100       1.2%
Columbus
 Downtown
   One Columbus Building.......       1       1987             407,472             0.5%            86.1%         8,293       0.5%
 Suburban
   Community Corporate Center..       1       1987             250,169             0.3%            98.7%         4,976       0.3%
   One Crosswoods Center.......       1       1984             129,583             0.2%            97.1%         2,215       0.1%
                                    ---                     ----------           ------           ------    ----------     ------
CENTRAL REGION TOTAL/WEIGHTED
 AVERAGE.......................      31                     13,339,779            17.8%            95.1%    $  297,249      17.8%
                                    ===                     ==========           ======           ======    ==========     ======
NORTHEAST REGION
Stamford
 Shelton
   Shelton Point...............       1       1985/1993        159,848             0.2%            96.0%    $    2,688       0.2%
 Stamford
   177 Broad Street............       1       1989             187,573             0.2%            96.3%         4,445       0.3%
   300 Atlantic Street.........       1       1987/1996        272,458             0.4%           100.0%         7,417       0.4%
   Canterbury Green(2).........       1       1987             224,405             0.3%            99.0%         6,481       0.4%
   One Stamford Plaza..........       1       1986/1994        212,244             0.3%           100.0%         5,479       0.3%
   Two Stamford Plaza..........       1       1986/1994        253,020             0.3%            98.2%         7,104       0.4%
   Three Stamford Plaza........       1       1980/1994        241,575             0.3%           100.0%         5,707       0.3%
   Four Stamford Plaza.........       1       1979/1994        260,581             0.3%           100.0%         5,497       0.3%
Washington D.C
 CBD
   1111 19th Street............       1       1979/1993        252,014             0.3%            99.5%         7,593       0.5%
   1620 L Street...............       1       1989             156,272             0.2%            99.3%         4,490       0.3%
   One Lafayette Centre........       1       1980/1993        314,634             0.4%            99.9%        10,047       0.6%
 East End
   1333 H Street...............       1       1982             244,585             0.3%           100.0%         6,928       0.4%
Boston
 East Cambridge
   One Canal Park..............       1       1987              98,154             0.1%            98.6%         2,570       0.2%
   Riverview I & II............       2       1985-1986        263,892             0.4%           100.0%         7,262       0.4%
   Ten Canal Park..............       1       1987             110,843             0.1%           100.0%         2,208       0.1%
 Financial District
   100 Summer Street...........       1       1974/1990      1,037,801             1.4%            99.8%        30,186       1.8%
   150 Federal Street..........       1       1988             529,730             0.7%           100.0%        15,109       0.9%
   175 Federal Street..........       1       1977             207,366             0.3%            99.2%         5,338       0.3%
   2 Oliver Street-147 Milk
    Street.....................       1       1988             270,302             0.4%            96.5%         5,256       0.3%
   225 Franklin Street.........       1       1966/1996        916,722             1.2%           100.0%        36,794       2.2%
   28 State Street.............       1       1968/1997        570,040             0.8%           100.0%        18,429       1.1%
   75-101 Federal Street(4)....       2       1988             811,054             1.1%            96.1%        27,769       1.7%
   One Post Office Square(3)...       1       1981             765,780             1.0%           100.0%        24,509       1.5%
   Rowes Wharf(2)(3)...........       3       1987             344,698             0.5%            99.2%        12,622       0.8%
   Russia Wharf................       1       1978-1982        312,833             0.4%            98.8%         5,485       0.3%
   South Station(2)............       1       1988             178,959             0.2%            99.9%         6,763       0.4%
 Government Center
   Center Plaza................       1       1969             637,069             0.8%            96.7%        17,432       1.0%

                                               ANNUALIZED
                                                  RENT
                                              PER OCCUPIED
PRIMARY MARKET                   NUMBER OF       SQUARE
SUB MARKET                        LEASES        FEET(1)
--------------                   ---------   --------------
 O'Hare
   Presidents Plaza............       66         $21.93
   1700 Higgins................       15         $19.31
 Oak Brook
   AT&T Plaza..................       27         $22.67
   Oakbrook Terrace Tower......       60         $23.95
   Westbrook Corporate
    Center.....................      101         $27.91
 West Loop
   10 & 30 South Wacker........      135         $32.98
   101 N. Wacker...............       41         $23.00
   Civic Opera House...........      216         $17.38
Indianapolis
 Downtown
   Bank One Center/Tower(2)....       81         $19.72
Cleveland
 Downtown
   BP Tower....................       38         $16.67
Columbus
 Downtown
   One Columbus Building.......       28         $23.64
 Suburban
   Community Corporate Center..       41         $20.16
   One Crosswoods Center.......       18         $17.60
                                   -----         ------
CENTRAL REGION TOTAL/WEIGHTED
 AVERAGE.......................    1,196         $23.43
                                   =====         ======
NORTHEAST REGION
Stamford
 Shelton
   Shelton Point...............       12         $17.51
 Stamford
   177 Broad Street............       14         $24.60
   300 Atlantic Street.........       24         $27.22
   Canterbury Green(2).........       16         $29.16
   One Stamford Plaza..........       11         $25.81
   Two Stamford Plaza..........       20         $28.59
   Three Stamford Plaza........       13         $23.62
   Four Stamford Plaza.........       10         $21.10
Washington D.C
 CBD
   1111 19th Street............       29         $30.29
   1620 L Street...............       18         $28.95
   One Lafayette Centre........       22         $31.98
 East End
   1333 H Street...............       22         $28.33
Boston
 East Cambridge
   One Canal Park..............        7         $26.57
   Riverview I & II............        4         $27.52
   Ten Canal Park..............        1         $19.92
 Financial District
   100 Summer Street...........       26         $29.14
   150 Federal Street..........       23         $28.52
   175 Federal Street..........       31         $25.95
   2 Oliver Street-147 Milk
    Street.....................       42         $20.15
   225 Franklin Street.........       18         $40.14
   28 State Street.............       27         $32.33
   75-101 Federal Street(4)....       69         $35.63
   One Post Office Square(3)...       63         $32.01
   Rowes Wharf(2)(3)...........       45         $36.89
   Russia Wharf................       51         $17.75
   South Station(2)............       31         $37.83
 Government Center
   Center Plaza................       86         $28.31

                                                                                                                          PERCENT
                                                                                                                             OF
                                 NUMBER OF                  APPROXIMATE     PERCENT OF TOTAL                ANNUALIZED   PORTFOLIO
PRIMARY MARKET                     OFFICE     YEAR BUILT/    RENTABLE      OFFICE PROPERTIES     PERCENT       RENT      ANNUALIZED
SUB MARKET                       PROPERTIES    RENOVATED    SQUARE FEET   RENTABLE SQUARE FEET   OCCUPIED   (000'S)(1)      RENT
--------------                   ----------   -----------   -----------   --------------------   --------   ----------   ----------
 Northwest
   Crosby Corporate Center.....       6       1996             337,285             0.4%           100.0%         5,061       0.3%
   Crosby Corporate Center
    II.........................       3       1998             257,528             0.3%            54.3%         3,126       0.2%
   New England Executive Park..       9       1970-1985        817,008             1.1%            98.1%        19,101       1.1%
   The Tower at New England
    Executive Park.............       1       1971/1998        194,911             0.3%            20.4%           961       0.1%
 South
   Westwood Business Center....       1       1985             164,985             0.2%            91.8%         3,134       0.2%
 West
   Wellesley Office Park.......       8       1963-1984        641,793             0.9%            98.1%        16,997       1.0%
New York
 Columbus Circle
   Worldwide Plaza(5)..........       1       1989           1,704,624             2.3%            98.8%        70,357       4.2%
 Park/Lexington
   Park Avenue Tower(6)........       1       1986             550,894             0.7%            99.5%        35,061       2.1%
 Third Avenue
   850 Third Avenue............       1       1960/1996        562,567             0.7%           100.0%        16,888       1.0%
Philadelphia
 Center City
   1601 Market Street..........       1       1970             681,289             0.9%            93.9%        13,039       0.8%
   1700 Market Street..........       1       1969             841,172             1.1%            93.0%        16,071       1.0%
 Conshohocken
   Four Falls Corporate
    Center(3)..................       1       1988             254,355             0.3%            98.5%         6,211       0.4%
 King of Prussia/Valley Forge
   Oak Hill Plaza(3)...........       1       1982             164,360             0.2%           100.0%         3,015       0.2%
   Walnut Hill Plaza(3)........       1       1985             149,716             0.2%            99.4%         3,013       0.2%
 Main Line
   One Devon Square(2)(3)......       1       1984              73,267             0.1%            65.6%           877       0.1%
   Two Devon Square(3).........       1       1985              63,226             0.1%           100.0%         1,032       0.1%
   Three Devon Square(2)(3)....       1       1988               6,000             0.0%           100.0%           171       0.0%
 Plymouth Meeting/Blue Bell
   One Valley Square(3)........       1       1982              70,289             0.1%           100.0%         1,285       0.1%
   Two Valley Square(3)........       1       1990              70,622             0.1%           100.0%         1,359       0.1%
   Three Valley Square(3)......       1       1984              84,605             0.1%           100.0%         1,677       0.1%
   Four and Five Valley
    Square(3)..................       2       1988              68,321             0.1%           100.0%         1,377       0.1%
Norfolk
 Norfolk
   Dominion Tower(3)...........       1       1987             403,276             0.5%            99.2%         6,817       0.4%
Washington D.C
 Alexandria/Old Town
   1600 Duke Street............       1       1985              68,770             0.1%           100.0%         1,667       0.1%
 Crystal City
   Polk and Taylor Buildings...       2       1970             902,371             1.2%           100.0%        24,589       1.5%
 Fairfax/Center
   Centerpointe I & II.........       2       1988-1990        407,723             0.5%            97.3%         7,302       0.4%
   Fair Oaks Plaza.............       1       1986             177,917             0.2%            92.7%         2,885       0.2%
 Herndon/Dulles
   Northridge I................       1       1988             124,319             0.2%           100.0%         3,312       0.2%
 Reston
   Reston Town Center..........       3       1990             726,045             1.0%           100.0%        19,755       1.2%
 Rosslyn/Ballston
   1300 North 17th Street......       1       1980             380,199             0.5%            98.3%         9,663       0.6%
   1616 N. Fort Myer Drive.....       1       1974             292,826             0.4%           100.0%         7,427       0.4%
 Tyson's Corner
   E.J. Randolph...............       1       1983             164,906             0.2%           100.0%         3,815       0.2%
   John Marshall I.............       1       1981             255,558             0.3%           100.0%         5,370       0.3%
                                    ---                     ----------           ------           ------    ----------     ------
NORTHEAST REGION TOTAL/WEIGHTED
 AVERAGE.......................      90                     21,497,179            28.5%            97.1%    $  604,024      36.2%
                                    ===                     ==========           ======           ======    ==========     ======
SOUTHEAST REGION
Orlando
 Central Business District
   SunTrust Center.............       1       1988             640,385             0.9%            94.3%    $   14,964       0.9%

                                               ANNUALIZED
                                                  RENT
                                              PER OCCUPIED
PRIMARY MARKET                   NUMBER OF       SQUARE
SUB MARKET                        LEASES        FEET(1)
--------------                   ---------   --------------
 Northwest
   Crosby Corporate Center.....        6         $15.01
   Crosby Corporate Center
    II.........................        4         $22.37
   New England Executive Park..       85         $23.84
   The Tower at New England
    Executive Park.............        3         $24.15
 South
   Westwood Business Center....       18         $20.69
 West
   Wellesley Office Park.......       83         $27.00
New York
 Columbus Circle
   Worldwide Plaza(5)..........       22         $41.79
 Park/Lexington
   Park Avenue Tower(6)........       25         $63.99
 Third Avenue
   850 Third Avenue............       26         $30.03
Philadelphia
 Center City
   1601 Market Street..........       77         $20.38
   1700 Market Street..........       60         $20.54
 Conshohocken
   Four Falls Corporate
    Center(3)..................       41         $24.79
 King of Prussia/Valley Forge
   Oak Hill Plaza(3)...........        4         $18.34
   Walnut Hill Plaza(3)........       22         $20.26
 Main Line
   One Devon Square(2)(3)......        8         $18.24
   Two Devon Square(3).........        6         $16.32
   Three Devon Square(2)(3)....        1         $28.47
 Plymouth Meeting/Blue Bell
   One Valley Square(3)........        6         $18.28
   Two Valley Square(3)........        7         $19.24
   Three Valley Square(3)......        6         $19.83
   Four and Five Valley
    Square(3)..................        5         $20.16
Norfolk
 Norfolk
   Dominion Tower(3)...........       54         $17.05
Washington D.C
 Alexandria/Old Town
   1600 Duke Street............        9         $24.24
 Crystal City
   Polk and Taylor Buildings...        9         $27.25
 Fairfax/Center
   Centerpointe I & II.........       12         $18.40
   Fair Oaks Plaza.............       35         $17.49
 Herndon/Dulles
   Northridge I................        1         $26.64
 Reston
   Reston Town Center..........       82         $27.21
 Rosslyn/Ballston
   1300 North 17th Street......       29         $25.86
   1616 N. Fort Myer Drive.....       11         $25.36
 Tyson's Corner
   E.J. Randolph...............       14         $23.13
   John Marshall I.............        2         $21.01
                                   -----         ------
NORTHEAST REGION TOTAL/WEIGHTED
 AVERAGE.......................    1,508         $28.90
                                   =====         ======
SOUTHEAST REGION
Orlando
 Central Business District
   SunTrust Center.............       47         $24.77

                                                                                                                          PERCENT
                                                                                                                             OF
                                 NUMBER OF                  APPROXIMATE     PERCENT OF TOTAL                ANNUALIZED   PORTFOLIO
PRIMARY MARKET                     OFFICE     YEAR BUILT/    RENTABLE      OFFICE PROPERTIES     PERCENT       RENT      ANNUALIZED
SUB MARKET                       PROPERTIES    RENOVATED    SQUARE FEET   RENTABLE SQUARE FEET   OCCUPIED   (000'S)(1)      RENT
--------------                   ----------   -----------   -----------   --------------------   --------   ----------   ----------
Sarasota
 Downtown
   Sarasota City Center........       1       1989             247,891             0.3%            97.5%         4,560       0.3%
Atlanta
 Central Perimeter
   Central Park................       2       1986             612,733             0.8%            95.8%        12,530       0.8%
   Lakeside Office Park........       5       1972-1978        390,721             0.5%            98.2%         6,101       0.4%
   One Perimeter Center........       4       1972-1986      1,264,027             1.7%            89.3%        21,577       1.3%
   Two Perimeter Center........      11       1971-1985        980,708             1.3%            93.7%        15,096       0.9%
   Three Perimeter Center......      14       1970-1989        557,435             0.7%            94.5%        10,086       0.6%
   Four Perimeter Center.......       3       1978-1981        483,796             0.6%           100.0%         9,300       0.6%
 Midtown
   Promenade II................       1       1990             770,840             1.0%            98.7%        17,361       1.0%
 Northwest
   Paces West..................       2       1988             641,263             0.9%            96.5%        13,084       0.8%
Charlotte
 Uptown
   Wachovia Center.............       1       1972/1994        581,666             0.8%           100.0%         6,927       0.4%
Raleigh/Durham
 South Durham
   University Tower............       1       1987/1992        181,221             0.2%            95.5%         3,375       0.2%
Nashville
 Downtown
   Nations Bank Plaza..........       1       1977/1995        421,513             0.6%            98.5%         5,809       0.3%
                                    ---                     ----------           ------           ------    ----------     ------
SOUTHEAST REGION TOTAL/WEIGHTED
 AVERAGE.......................      47                      7,774,199            10.4%            95.5%    $  140,771       8.4%
                                    ===                     ==========           ======           ======    ==========     ======
SOUTHWEST REGION
New Orleans
 CBD
   LL&E Tower..................       1       1987             545,157             0.7%            82.2%    $    7,117       0.4%
   Texaco Center                      1       1984             619,714             0.8%            87.7%         8,955       0.5%
 Metairie/E. Jefferson
   One Lakeway Center..........       1       1981/1996        289,112             0.4%            93.2%         4,259       0.3%
   Two Lakeway Center..........       1       1984/1996        440,826             0.6%            98.3%         7,338       0.4%
   Three Lakeway Center........       1       1987/1996        462,890             0.6%            97.3%         6,927       0.4%
Austin
 CBD
   Franklin Plaza..............       1       1987             517,849             0.7%            97.6%        10,353       0.6%
   One American Center(2)......       1       1984             505,770             0.7%            99.0%        10,143       0.6%
   San Jacinto Center..........       1       1987             400,329             0.5%            97.9%         8,222       0.5%
Dallas
 Central
   Eighty-Eighty Central.......       1       1984/1995        283,707             0.4%            93.6%         4,647       0.3%
 LBJ/Quorum
   Colonnade I & II............       2       1983-1985        606,615             0.8%            93.9%        11,152       0.7%
   Colonnade III...............       1       1998             377,639             0.5%            60.1%         4,681       0.3%
   Four Forest Plaza(3)........       1       1985             394,324             0.5%            92.5%         6,325       0.4%
   Lakeside Square.............       1       1987             397,328             0.5%            82.2%         7,412       0.4%
   North Central Plaza Three...       1       1986/1994        346,575             0.5%            82.3%         5,048       0.3%
 N. Central Expressway
   9400 NCX....................       1       1981/1995        379,556             0.5%            91.7%         5,408       0.3%
 Preston Center
   Preston Commons.............       3       1986             418,604             0.6%            84.5%         7,693       0.5%
   Sterling Plaza..............       1       1984/1994        302,747             0.4%            92.6%         5,410       0.3%
Ft. Worth
 W/SW Fort Worth
   Summitt Office Park.........       2       1974/1993        239,095             0.3%            97.8%         2,928       0.2%
Houston
 Galleria/West Loop
   San Felipe Plaza(3).........       1       1984             959,466             1.3%            93.5%        15,846       0.9%
 North Loop/Northwest
   Brookhollow Central.........       3       1972-1981        797,971             1.1%            86.9%        10,602       0.6%

                                               ANNUALIZED
                                                  RENT
                                              PER OCCUPIED
PRIMARY MARKET                   NUMBER OF       SQUARE
SUB MARKET                        LEASES        FEET(1)
--------------                   ---------   --------------
Sarasota
 Downtown
   Sarasota City Center........       35         $18.88
Atlanta
 Central Perimeter
   Central Park................       67         $21.34
   Lakeside Office Park........       38         $15.90
   One Perimeter Center........      128         $19.11
   Two Perimeter Center........       69         $16.43
   Three Perimeter Center......       50         $19.16
   Four Perimeter Center.......        8         $19.22
 Midtown
   Promenade II................       26         $22.82
 Northwest
   Paces West..................       42         $21.14
Charlotte
 Uptown
   Wachovia Center.............        9         $11.91
Raleigh/Durham
 South Durham
   University Tower............       36         $19.50
Nashville
 Downtown
   Nations Bank Plaza..........       22         $14.00
                                   -----         ------
SOUTHEAST REGION TOTAL/WEIGHTED
 AVERAGE.......................      577         $18.96
                                   =====         ======
SOUTHWEST REGION
New Orleans
 CBD
   LL&E Tower..................       31         $15.89
   Texaco Center                      30         $16.47
 Metairie/E. Jefferson
   One Lakeway Center..........       48         $15.80
   Two Lakeway Center..........       80         $15.98
   Three Lakeway Center........       47         $16.29
Austin
 CBD
   Franklin Plaza..............       45         $20.48
   One American Center(2)......       33         $20.25
   San Jacinto Center..........       40         $20.97
Dallas
 Central
   Eighty-Eighty Central.......       36         $17.49
 LBJ/Quorum
   Colonnade I & II............       77         $19.58
   Colonnade III...............        8         $20.64
   Four Forest Plaza(3)........       52         $17.35
   Lakeside Square.............       22         $22.70
   North Central Plaza Three...       33         $17.71
 N. Central Expressway
   9400 NCX....................       69         $15.53
 Preston Center
   Preston Commons.............       68         $21.74
   Sterling Plaza..............       70         $19.31
Ft. Worth
 W/SW Fort Worth
   Summitt Office Park.........       57         $12.53
Houston
 Galleria/West Loop
   San Felipe Plaza(3).........      125         $17.66
 North Loop/Northwest
   Brookhollow Central.........       50         $15.29

                                                                                                                          PERCENT
                                                                                                                             OF
                                 NUMBER OF                  APPROXIMATE     PERCENT OF TOTAL                ANNUALIZED   PORTFOLIO
PRIMARY MARKET                     OFFICE     YEAR BUILT/    RENTABLE      OFFICE PROPERTIES     PERCENT       RENT      ANNUALIZED
SUB MARKET                       PROPERTIES    RENOVATED    SQUARE FEET   RENTABLE SQUARE FEET   OCCUPIED   (000'S)(1)      RENT
--------------                   ----------   -----------   -----------   --------------------   --------   ----------   ----------
 North/North Belt
   Intercontinental Center.....       1       1983/1991        194,801             0.3%           100.0%         2,881       0.2%
   Northborough Tower(3).......       1       1983/1990        207,908             0.3%            98.5%         3,036       0.2%
 West
   2500 CityWest...............       1       1982             574,216             0.8%            99.7%        12,156       0.7%
San Antonio
 Northwest
   Colonnade I.................       1       1983             168,637             0.2%            95.6%         2,589       0.2%
   Northwest Center............       1       1984/1994        241,248             0.3%            94.2%         3,011       0.2%
   Union Square................       1       1986             194,398             0.3%            92.2%         3,086       0.2%
                                    ---                     ----------           ------           ------    ----------     ------
SOUTHWEST REGION TOTAL/WEIGHTED
 AVERAGE.......................      32                     10,866,482            14.5%            91.4%    $  177,224      10.6%
                                    ===                     ==========           ======           ======    ==========     ======
WEST REGION
Anchorage
 Midtown
   Calais Office Center(2).....       2       1975             190,599             0.3%            99.8%    $    3,710       0.2%
Phoenix
 Central Corridor
   49 East Thomas Road(7)......       1       1974/1993         18,892             0.0%            61.4%           111       0.0%
   One Phoenix Plaza(8)........       1       1989             586,403             0.8%           100.0%         7,316       0.4%
Denver
 Downtown
   410 17th Street.............       1       1978             388,953             0.5%            88.1%         5,132       0.3%
   Denver Post Tower(2)........       1       1984             579,999             0.8%            85.6%         7,453       0.4%
   Dominion Plaza..............       1       1983             571,468             0.8%            86.4%         7,206       0.4%
   Tabor Center................       2       1985             674,278             0.9%            84.0%        11,836       0.7%
   Trinity Place...............       1       1983             189,163             0.3%            90.0%         2,266       0.1%
 Southeast
   4949 S. Syracuse............       1       1982              62,633             0.1%            86.4%           935       0.1%
   Denver Corporate Center II &
    III........................       2       1981/93-97       358,357             0.5%           100.0%         6,703       0.4%
   Metropoint..................       1       1987             263,719             0.4%            96.7%         5,164       0.3%
   Millennium Plaza............       1       1982             330,033             0.4%           100.0%         7,808       0.5%
   Solarium                           1       1982             162,817             0.2%            99.4%         2,952       0.2%
   Terrace Building............       1       1982             115,408             0.2%            83.5%         1,885       0.1%
   The Quadrant................       1       1985             313,302             0.4%            97.2%         6,040       0.4%
Minneapolis
 I-494
   Northland Plaza.............       1       1985             296,965             0.4%            95.7%         7,042       0.4%
 Minneapolis CBD
   LaSalle Plaza...............       1       1991             588,908             0.8%            97.5%        15,577       0.9%
St. Louis
 Mid County
   Interco Corporate Tower.....       1       1986             339,163             0.5%            98.9%         7,337       0.4%
Albuquerque
 Downtown
   500 Marquette Building......       1       1985             230,022             0.3%            92.7%         3,357       0.2%
 Uptown
   One Park Square.............       4       1985             262,020             0.3%            81.8%         3,812       0.2%
Oklahoma City
 Northwest
   5100 Brookline(3)...........       1       1974             105,459             0.1%            81.1%           832       0.0%
   Atrium Towers...............       2       1980/1995        155,865             0.2%            93.2%         1,361       0.1%
Portland
 Downtown
   1001 Fifth Avenue(2)........       1       1980             368,138             0.5%            93.9%         6,425       0.4%
Seattle
 Bellevue CBD
   One Bellevue Center(2)......       1       1983             344,715             0.5%            98.1%         7,595       0.5%
   Rainier Plaza(2)............       1       1986             410,855             0.5%            99.0%         8,966       0.5%

                                               ANNUALIZED
                                                  RENT
                                              PER OCCUPIED
PRIMARY MARKET                   NUMBER OF       SQUARE
SUB MARKET                        LEASES        FEET(1)
--------------                   ---------   --------------
 North/North Belt
   Intercontinental Center.....       12         $14.79
   Northborough Tower(3).......       16         $14.83
 West
   2500 CityWest...............       26         $21.23
San Antonio
 Northwest
   Colonnade I.................       28         $16.05
   Northwest Center............       32         $13.25
   Union Square................       20         $17.22
                                   -----         ------
SOUTHWEST REGION TOTAL/WEIGHTED
 AVERAGE.......................    1,155         $17.85
                                   =====         ======
WEST REGION
Anchorage
 Midtown
   Calais Office Center(2).....       35         $19.50
Phoenix
 Central Corridor
   49 East Thomas Road(7)......       11         $ 9.58
   One Phoenix Plaza(8)........        1         $12.48
Denver
 Downtown
   410 17th Street.............       72         $14.97
   Denver Post Tower(2)........       30         $15.01
   Dominion Plaza..............       65         $14.59
   Tabor Center................      135         $20.90
   Trinity Place...............       41         $13.30
 Southeast
   4949 S. Syracuse............        7         $17.27
   Denver Corporate Center II &
    III........................       13         $18.71
   Metropoint..................       20         $20.25
   Millennium Plaza............        2         $23.66
   Solarium                           34         $18.24
   Terrace Building............       18         $19.54
   The Quadrant................       38         $19.84
Minneapolis
 I-494
   Northland Plaza.............       52         $24.77
 Minneapolis CBD
   LaSalle Plaza...............       32         $27.14
St. Louis
 Mid County
   Interco Corporate Tower.....       32         $21.87
Albuquerque
 Downtown
   500 Marquette Building......       33         $15.74
 Uptown
   One Park Square.............       47         $17.79
Oklahoma City
 Northwest
   5100 Brookline(3)...........       58         $ 9.73
   Atrium Towers...............       33         $ 9.37
Portland
 Downtown
   1001 Fifth Avenue(2)........       55         $18.60
Seattle
 Bellevue CBD
   One Bellevue Center(2)......       34         $22.46
   Rainier Plaza(2)............       60         $22.05

                                                                                                                          PERCENT
                                                                                                                             OF
                                 NUMBER OF                  APPROXIMATE     PERCENT OF TOTAL                ANNUALIZED   PORTFOLIO
PRIMARY MARKET                     OFFICE     YEAR BUILT/    RENTABLE      OFFICE PROPERTIES     PERCENT       RENT      ANNUALIZED
SUB MARKET                       PROPERTIES    RENOVATED    SQUARE FEET   RENTABLE SQUARE FEET   OCCUPIED   (000'S)(1)      RENT
--------------                   ----------   -----------   -----------   --------------------   --------   ----------   ----------
 CBD
   1111 Third Avenue...........       1       1980             528,282             0.7%            97.9%        10,171       0.6%
   Columbia Seafirst Center....       2       1985           1,537,932             2.0%            97.0%        35,321       2.1%
   First Interstate Center.....       1       1983             915,883             1.2%            96.6%        20,950       1.3%
   Nordstrom Medical Tower.....       1       1986             101,431             0.1%            98.5%         2,667       0.2%
   Second and Seneca
    Buildings..................       2       1991             480,272             0.6%           100.0%        10,249       0.6%
   Second and Spring
    Building...................       1       1906/1989        134,871             0.2%            80.6%         2,150       0.1%
                                    ---                     ----------           ------           ------    ----------     ------
WEST REGION TOTAL/WEIGHTED
 AVERAGE.......................      40                     11,606,805            15.5%            94.3%    $  220,329      13.2%
                                    ===                     ==========           ======           ======    ==========     ======
PACIFIC REGION
Los Angeles
 Downtown
   550 S. Hope.................       1       1991             566,434             0.8%            82.4%    $   10,235       0.6%
   Two California Plaza(2).....       1       1992           1,329,809             1.8%            88.9%        26,957       1.6%
 Pasadena
   Pasadena Towers.............       2       1990-91          439,367             0.6%            92.2%        11,369       0.7%
 Westwood
   10880 Wilshire Boulevard
    (2)........................       1       1970/1992        534,047             0.7%            94.7%        14,863       0.9%
   10960 Wilshire Boulevard....       1       1971/1992        543,804             0.7%            99.4%        15,974       1.0%
Orange County
 Airport Office Area
   1920 Main Plaza.............       1       1988             305,662             0.4%            97.7%         6,980       0.4%
   2010 Main Plaza.............       1       1988             280,882             0.4%            93.6%         6,675       0.4%
 Anaheim Stadium Area
   500 Orange Tower(9).........       1       1988             290,765             0.4%            94.3%         5,161       0.3%
 Town & Country
   1100 Executive Tower........       1       1987             366,747             0.5%            99.1%         6,542       0.4%
San Diego
 UTC
   Smith Barney Tower..........       1       1987             187,999             0.3%            94.6%         3,993       0.2%
   The Plaza at La Jolla
    Village(3).................       5       1987-1990        635,419             0.8%            89.9%        13,743       0.8%
San Francisco
 Financial District
   201 Mission Street..........       1       1981             483,289             0.6%            99.7%         8,395       0.5%
   301 Howard Building.........       1       1988             307,396             0.4%            86.8%         6,736       0.4%
   580 California..............       1       1984             313,012             0.4%           100.0%         8,585       0.5%
   60 Spear Street Building....       1       1967/1987        133,782             0.2%           100.0%         3,487       0.2%
   One Maritime Plaza..........       1       1967/1990        534,878             0.7%           100.0%        16,943       1.0%
   One Market(2)...............       1       1976/1995      1,460,081             1.9%            96.9%        40,928       2.5%
San Jose
 Mountain View
   Shoreline Technology Park...      12       1985-1991        726,508             1.0%           100.0%        13,665       0.8%
 Santa Clara
   Lake Marriott Business
    Park.......................       7       1981             401,402             0.5%           100.0%         5,949       0.4%
 Sunnyvale
   Sunnyvale Business Center...       3       1990             175,000             0.2%           100.0%         3,219       0.2%
                                    ---                     ----------           ------           ------    ----------     ------
PACIFIC REGION TOTAL/WEIGHTED
 AVERAGE.......................      44                     10,016,283            13.3%            94.8%    $  230,400      13.8%
                                    ---                     ----------           ------           ------    ----------     ------
PORTFOLIO TOTAL/WEIGHTED
 AVERAGE.......................     284                     75,100,727           100.0%            95.0%    $1,669,996     100.0%
                                    ===                     ==========           ======           ======    ==========     ======

                                               ANNUALIZED
                                                  RENT
                                              PER OCCUPIED
PRIMARY MARKET                   NUMBER OF       SQUARE
SUB MARKET                        LEASES        FEET(1)
--------------                   ---------   --------------
 CBD
   1111 Third Avenue...........       47         $19.67
   Columbia Seafirst Center....      149         $23.67
   First Interstate Center.....       66         $23.68
   Nordstrom Medical Tower.....       23         $26.71
   Second and Seneca
    Buildings..................       30         $21.34
   Second and Spring
    Building...................        6         $19.79
                                   -----         ------
WEST REGION TOTAL/WEIGHTED
 AVERAGE.......................    1,279         $20.13
                                   =====         ======
PACIFIC REGION
Los Angeles
 Downtown
   550 S. Hope.................       38         $21.94
   Two California Plaza(2).....       35         $22.81
 Pasadena
   Pasadena Towers.............       35         $28.07
 Westwood
   10880 Wilshire Boulevard
    (2)........................       47         $29.38
   10960 Wilshire Boulevard....       32         $29.54
Orange County
 Airport Office Area
   1920 Main Plaza.............       43         $23.38
   2010 Main Plaza.............       27         $25.39
 Anaheim Stadium Area
   500 Orange Tower(9).........       47         $18.82
 Town & Country
   1100 Executive Tower........       24         $17.99
San Diego
 UTC
   Smith Barney Tower..........       21         $22.44
   The Plaza at La Jolla
    Village(3).................       84         $24.07
San Francisco
 Financial District
   201 Mission Street..........       19         $17.43
   301 Howard Building.........       25         $25.24
   580 California..............       27         $27.43
   60 Spear Street Building....        8         $26.07
   One Maritime Plaza..........       42         $31.68
   One Market(2)...............      121         $28.91
San Jose
 Mountain View
   Shoreline Technology Park...       12         $18.81
 Santa Clara
   Lake Marriott Business
    Park.......................       17         $14.82
 Sunnyvale
   Sunnyvale Business Center...        3         $18.40
                                   -----         ------
PACIFIC REGION TOTAL/WEIGHTED
 AVERAGE.......................      707         $24.26
                                   -----         ------
PORTFOLIO TOTAL/WEIGHTED
 AVERAGE.......................    6,422         $23.40
                                   =====         ======

---------------

(1) Annualized Rent is the monthly contractual rent under existing leases as of December 31, 1998, multiplied by 12. This amount reflects total base rent before any rent abatements, but includes expense reimbursements, which may be estimates. Total rent abatements for leases in effect as of December 31, 1998, for the 12 months ending December 31, 1999, are approximately $7.1 million.

(2) All or a portion of this Office Property is held subject to a ground lease.

(3) This Office Property is held in a partnership with an unaffiliated third party and, in the case of San Felipe Plaza, an affiliated party.

(4) This Office Property is held in a private real estate investment trust in which the Company owns 51.6% of the outstanding shares.

(5) The Company's interest in the amenities component of this Office Property is primarily attributable to its ownership of mortgage indebtedness encumbering the theatre/plaza, retail, health club and parking facilities associated therewith.

(6) The Company acquired a $295 million first mortgage note secured by this Office Property for approximately $244.9 million. In accordance with certain agreements concerning the first mortgage note, the Company controls financial and operational decisions for the Property and is entitled to substantially all cash flow and residual profit. Accordingly, the Company consolidated the financial position and results of operations of the Property.

(7) This Office Property was purchased in conjunction with the purchase of One Phoenix Plaza for the sole purpose of providing additional parking for the tenants of One Phoenix Plaza.

(8) This Office Property is 100% leased to a single tenant on a triple net basis, whereby the tenant pays for certain operating expenses directly, rather than reimbursing the Company. The amounts shown above for annualized rent include the amounts of reimbursement of expenses paid by the Company but do not make any adjustments for expenses paid directly by the tenant.

(9) This Office Property is held subject to an interest in the improvements at the Property held by an unaffiliated third party. In addition, the Company has a mortgage interest in such improvements.

PARKING FACILITIES

     Information concerning the Parking Facilities as of December 31, 1998 is set forth below.

                                                                                 NUMBER OF   NUMBER OF      MANAGEMENT
REGION NAME        PROPERTY NAME                           STATE   CITY           SPACES      GARAGES       COMPANY(1)
-----------        --------------------------------------  -----   ------------  ---------   ---------   ----------------
CENTRAL
                   Adams-Wabash Garage                      IL     Chicago           670          1      Standard Parking
                   Theater District Garage(2)               IL     Chicago         1,006          1      Standard Parking
                   203 North LaSalle Garage(2)              IL     Chicago         1,172          1      Standard Parking
                   Capitol Commons Garage(2)(3)             IN     Indianapolis      950          1      Central Parking
                   Milwaukee Center Garage(3)               WI     Milwaukee         876          1      Standard Parking
NORTHEAST
                   Boston Harbor Garage                     MA     Boston          1,380          1      Standard Parking
                   1616 Sansom Street Garage                PA     Philadelphia      240          1      Central Parking
                   1111 Sansom Street Garage                PA     Philadelphia      250          1      Central Parking
                   Juniper/Locust Street Garage             PA     Philadelphia      541          1      Central Parking
                   15th & Sansom Street Garage              PA     Philadelphia      313          1      Central Parking
                   1602-34 Chancellor Garage                PA     Philadelphia      416          1      Central Parking
                   Stanwix Parking Garage                   PA     Pittsburgh        712          1      Standard Parking
                   Forbes & Allies Garage(4)                PA     Pittsburgh      1,310          2      Central Parking
SOUTHWEST
                   601 Tchoupitoulas                        LA     New Orleans       759          1      Central Parking
WEST
                   St. Louis Parking Garages(5)             MO     St. Louis       7,464          4      Central Parking
                                                                                  ------        ---
TOTAL EOP STAND-ALONE                                                             18,059         19
TOTAL EOP PORTFOLIO                                                               69,497         85
                                                                                  ------        ---
GRAND TOTAL                                                                       87,556        104
                                                                                  ======        ===

---------------

(1) With the exception of Capitol Commons Garage, all of the named Parking Facilities are operated by the designated third-party service companies (each, a "Service Company") under a lease agreement whereby the Company and the Service Company share the gross receipts from the parking operation or the Company receives a fixed payment from the Service Company, and the Company bears none of the operational expenses. In the case of Capitol Commons Garage, the operating agreement provides for the Company's receipt of a percentage of net receipts and, therefore, results in an insignificant amount of non-qualifying gross income for REIT qualification purpose relative to the total gross income of the Company.

(2) Each of these Parking Facilities is held in a partnership with an unaffiliated third party. The Company or a Subsidiary is the managing general partner of each such partnership.

(3) This Parking Facility is held subject to a ground lease.

(4) The Company acquired a leasehold interest in these Parking Facilities. The lease is for a term of 50 years with four five-year options to renew. Pursuant to the lease, the Company is required to make annual rent payments of $172,500, and is required to make certain capital improvements to the garages of approximately $10.0 million during the first ten years of the lease. The Company has accounted for this transaction as a capital lease.

(5) The Company has a 50% membership interest in a portfolio of four Parking Facilities serving the St. Louis, Missouri area.

TENANTS

     As of December 31, 1998, the Office Properties were leased to 6,422 tenants; no single tenant accounted for more than 1.7% of the Company's aggregate annualized rent or 1.5% of aggregate occupied square feet (except for the U.S. General Services Administration, acting on behalf of various agencies or departments of the U.S. government, which accounted for 3.5% of annualized rent and 3.2% of occupied square feet).

LEASE EXPIRATIONS BY REGION AS OF DECEMBER 31, 1998

                                  1999 AND
                                  MONTH TO
                                   MONTH           2000           2001           2002           2003           2004
                                ------------   ------------   ------------   ------------   ------------   ------------
CENTRAL REGION TOTALS
Square Feet (1)..............      1,058,880      1,189,236        971,560      1,072,414      1,702,602        964,295
% Square Feet (2)............           7.9%           8.9%           7.3%           8.0%          12.8%           7.2%
Annualized Rent (3)..........   $ 25,806,328   $ 29,143,061   $ 21,965,146   $ 26,531,315   $ 48,716,986   $ 23,280,366
Number of Leases.............            245            179            190            152            144             83
Rent Per Square Foot.........   $      24.37   $      24.51   $      22.61   $      24.74   $      28.61   $      24.14

NORTHEAST REGION TOTALS
Square Feet (1)..............      1,451,785      1,766,261      3,286,026      3,208,015      2,124,409      1,299,915
% Square Feet (2)............           6.8%           8.2%          15.3%          14.9%           9.9%           6.0%
Annualized Rent (3)..........   $ 36,618,104   $ 46,553,668   $105,003,832   $ 88,593,793   $ 61,781,333   $ 32,835,283
Number of Leases.............            255            234            236            229            218             87
Rent Per Square Foot.........   $      25.22   $      26.36   $      31.95   $      27.62   $      29.08   $      25.26

SOUTHEAST REGION TOTALS
Square Feet (1)..............      1,312,362      1,045,440      1,405,445        772,519        387,564        370,319
% Square Feet (2)............          16.9%          13.4%          18.1%           9.9%           5.0%           4.8%
Annualized Rent (3)..........   $ 21,944,149   $ 21,426,163   $ 25,891,378   $ 16,082,280   $  8,407,677   $  5,718,163
Number of Leases.............            149            103            117            101             48             22
Rent Per Square Foot.........   $      16.72   $      20.49   $      18.42   $      20.82   $      21.69   $      15.44

SOUTHWEST REGION TOTALS
Square Feet (1)..............      1,315,199      1,876,183      1,438,426      1,398,074      1,424,566        854,365
% Square Feet (2)............          12.1%          17.3%          13.2%          12.9%          13.1%           7.9%
Annualized Rent (3)..........   $ 22,552,831   $ 33,382,204   $ 26,538,168   $ 26,406,887   $ 25,660,899   $ 15,989,205
Number of Leases.............            317            247            181            151            159             46
Rent Per Square Foot.........   $      17.15   $      17.79   $      18.45   $      18.89   $      18.01   $      18.71

WEST REGION TOTALS
Square Feet (1)..............      1,332,693      1,462,005      1,732,283      1,220,739      1,513,115      1,188,782
% Square Feet (2)............          11.5%          12.6%          14.9%          10.5%          13.0%          10.2%
Annualized Rent (3)..........   $ 24,150,502   $ 28,220,660   $ 36,282,625   $ 25,090,787   $ 34,992,002   $ 19,184,479
Number of Leases.............            399            220            226            158            148             38
Rent Per Square Foot.........   $      18.12   $      19.30   $      20.94   $      20.55   $      23.13   $      16.14


                                                                                             2009 AND
                                   2005           2006           2007           2008          BEYOND          TOTALS
                               ------------   ------------   ------------   ------------   ------------   --------------
CENTRAL REGION TOTALS
Square Feet (1)..............     1,296,086        683,110        440,291      1,160,460      2,150,197       12,689,131
% Square Feet (2)............          9.7%           5.1%           3.3%           8.7%          16.1%            95.1%
Annualized Rent (3)..........  $ 28,863,959   $ 14,653,053   $  9,181,483   $ 21,928,508   $ 47,178,901   $  297,249,106
Number of Leases.............            61             45             32             34             31            1,196
Rent Per Square Foot.........  $      22.27   $      21.45   $      20.85   $      18.90   $      21.94   $        23.43
NORTHEAST REGION TOTALS
Square Feet (1)..............     1,290,649      1,122,132      1,015,868      1,042,912      3,289,966       20,897,938
% Square Feet (2)............          6.0%           5.2%           4.7%           4.9%          15.3%            97.1%
Annualized Rent (3)..........  $ 35,955,383   $ 27,459,285   $ 25,732,532   $ 31,021,301   $112,469,010   $  604,023,525
Number of Leases.............            72             52             38             47             40            1,508
Rent Per Square Foot.........  $      27.86   $      24.47   $      25.33   $      29.74   $      34.19   $        28.90
SOUTHEAST REGION TOTALS
Square Feet (1)..............       465,161        555,370         33,750        346,336        729,800        7,424,066
% Square Feet (2)............          6.0%           7.1%           0.4%           4.5%           9.4%            95.5%
Annualized Rent (3)..........  $  6,998,489   $ 12,813,908   $    558,017   $  8,622,891   $ 12,307,455   $  140,770,569
Number of Leases.............            14              6              5              7              5              577
Rent Per Square Foot.........  $      15.05   $      23.07   $      16.53   $      24.90   $      16.86   $        18.96
SOUTHWEST REGION TOTALS
Square Feet (1)..............       233,304        564,265        256,513        278,707        288,778        9,928,380
% Square Feet (2)............          2.1%           5.2%           2.4%           2.6%           2.7%            91.4%
Annualized Rent (3)..........  $  3,903,360   $  9,647,066   $  4,826,063   $  6,162,961   $  2,154,574   $  177,224,218
Number of Leases.............            20             14              5             10              5            1,155
Rent Per Square Foot.........  $      16.73   $      17.10   $      18.81   $      22.11   $       7.46   $        17.85
WEST REGION TOTALS
Square Feet (1)..............       498,332        474,956        540,939        704,254        275,078       10,943,176
% Square Feet (2)............          4.3%           4.1%           4.7%           6.1%           2.4%            94.3%
Annualized Rent (3)..........  $ 11,148,911   $  9,776,078   $ 11,426,913   $ 18,808,208   $  1,248,207   $  220,329,372
Number of Leases.............            29             17             22             17              5            1,279
Rent Per Square Foot.........  $      22.37   $      20.58   $      21.12   $      26.71   $       4.54   $        20.13

                                  1999 AND
                                  MONTH TO
                                   MONTH           2000           2001           2002           2003           2004
                                ------------   ------------   ------------   ------------   ------------   ------------
PACIFIC REGION TOTALS
Square Feet (1)..............      1,268,789      1,322,935      1,682,256        821,437        708,969        436,892
% Square Feet (2)............          12.7%          13.2%          16.8%           8.2%           7.1%           4.4%
Annualized Rent (3)..........   $ 26,644,154   $ 29,575,581   $ 38,500,310   $ 22,728,014   $ 19,700,363   $ 11,274,429
Number of Leases.............            148            118            136             87             81             29
Rent Per Square Foot.........   $      21.00   $      22.36   $      22.89   $      27.67   $      27.79   $      25.81

PORTFOLIO TOTALS
Square Feet (1)..............      7,739,708      8,662,060     10,515,996      8,493,198      7,861,225      5,114,568
% Square Feet (2)............          10.3%          11.5%          14.0%          11.3%          10.5%           6.8%
Annualized Rent (3)..........   $157,716,068   $188,301,337   $254,181,460   $205,433,075   $199,259,260   $108,281,926
Number of Leases.............          1,513          1,101          1,086            878            798            305
Rent Per Square Foot.........   $      20.38   $      21.74   $      24.17   $      24.19   $      25.35   $      21.17


                                                                                             2009 AND
                                   2005           2006           2007           2008          BEYOND          TOTALS
                               ------------   ------------   ------------   ------------   ------------   --------------
PACIFIC REGION TOTALS
Square Feet (1)..............       940,473        599,153        824,068        268,500        623,343        9,496,815
% Square Feet (2)............          9.4%           6.0%           8.2%           2.7%           6.2%            94.8%
Annualized Rent (3)..........  $ 22,111,007   $ 16,915,716   $ 25,901,334   $  8,722,571   $  8,326,128   $  230,399,606
Number of Leases.............            37             23             19             12             17              707
Rent Per Square Foot.........  $      23.51   $      28.23   $      31.43   $      32.49   $      13.36   $        24.26
PORTFOLIO TOTALS
Square Feet (1)..............     4,724,005      3,998,986      3,111,429      3,801,169      7,357,162       71,379,506
% Square Feet (2)............          6.3%           5.3%           4.1%           5.1%           9.8%            95.0%
Annualized Rent (3)..........  $108,981,108   $ 91,265,106   $ 77,626,341   $ 95,266,440   $183,684,275   $1,669,996,396
Number of Leases.............           233            157            121            127            103            6,422
Rent Per Square Foot.........  $      23.07   $      22.82   $      24.95   $      25.06   $      24.97   $        23.40

---------------
(1) Total net rentable square feet represented by expiring leases.

(2) Percentage of total net rentable feet represented by expiring leases.

(3) Annualized Rent is the monthly contractual rent under existing leases as of December 31, 1998 multiplied by 12. This amount reflects total base rent before any rent abatements, but includes expense reimbursements. Total rent abatements for leases in effect as of December 31, 1998 for the 12 months ending December 31, 1999 are approximately $7.1 million.

LEASE EXPIRATIONS -- TOTAL PORTFOLIO

     The following table sets forth a summary schedule of the lease expirations for the Office Properties for leases in place as of December 31, 1998, assuming that none of the tenants exercise renewal options or termination rights, if any, at or prior to the scheduled expirations:

                                                                                    ANNUALIZED   PERCENTAGE
                                                                                     RENT OF         OF
                                                      PERCENTAGE                     EXPIRING    ANNUALIZED
                                           SQUARE      OF TOTAL      ANNUALIZED       LEASES      RENT OF
                             NUMBER OF   FOOTAGE OF    OCCUPIED       RENT OF          PER        EXPIRING
       YEAR OF LEASE          LEASES      EXPIRING      SQUARE        EXPIRING        SQUARE       LEASES
        EXPIRATION           EXPIRING      LEASES        FEET          LEASES          FOOT         (1)
       -------------         ---------   ----------   ----------   --------------   ----------   ----------
1999(2)....................    1,513      7,739,708       11.0%    $  157,716,068     $20.38         9.4%
2000.......................    1,101      8,662,060       12.3%       188,301,337      21.74        11.3%
2001.......................    1,086     10,515,996       14.8%       254,181,460      24.17        15.3%
2002.......................      878      8,493,198       12.1%       205,433,075      24.19        12.3%
2003.......................      798      7,861,225       11.2%       199,259,260      25.35        11.9%
2004.......................      305      5,114,568        7.3%       108,281,926      21.17         6.5%
2005.......................      233      4,724,005        6.7%       108,981,108      23.07         6.5%
2006.......................      157      3,998,986        5.7%        91,265,106      22.82         5.5%
2007.......................      121      3,111,429        4.4%        77,626,341      24.95         4.6%
2008.......................      127      3,801,169        5.4%        95,266,440      25.06         5.7%
2009.......................       41      2,282,470        3.2%        83,312,753      36.50         5.0%
2010 and beyond............       62      4,137,495        5.9%       100,371,522      24.26         6.0%
                               -----     ----------    --------    --------------     ------       -----
TOTAL/WEIGHTED AVERAGE.....    6,422     70,442,309    100.0%(3)   $1,669,996,396     $23.40       100.0%
                               =====     ==========    ========    ==============     ======       =====

---------------

(1) Based on currently payable rent.
(2) Represents lease expirations from January 1, 1999 to December 31, 1999 and month-to-month leases.
(3) Reconciliation of total net rentable square footage is as follows:

                                                                            PERCENTAGE
                                                                SQUARE          OF
                                                                FOOTAGE       TOTAL
                                                              -----------   ----------
Square footage occupied by tenants..........................   70,442,309      93.8%
Square footage used for management offices and building use,
  and remeasurement adjustments.............................      937,197       1.2%
                                                              -----------     -----
Total occupied square footage...............................   71,379,506      95.0%
Square footage vacant.......................................    3,721,221       5.0%
                                                              -----------     -----
Total net rentable square footage...........................   75,100,727     100.0%
                                                              ===========     =====

LEASE DISTRIBUTIONS

     The following table sets forth information relating to the distribution of the Office Property leases, based on rentable square feet under lease, as of December 31, 1998:

                                                                        PERCENTAGE OF
                                                                          AGGREGATE
                                             PERCENT                      PORTFOLIO                       ANNUALIZED
                                 NUMBER OF   OF ALL    TOTAL OCCUPIED     OCCUPIED                         RENT PER
SQUARE FEET UNDER LEASE           LEASES     LEASES     SQUARE FEET      SQUARE FEET    ANNUALIZED RENT   SQUARE FOOT
-----------------------          ---------   -------   --------------   -------------   ---------------   -----------
2,500 or Less..................    2,403      37.5%       2,882,846          4.1%       $   61,653,195       21.39
2,501 -- 5,000.................    1,374      21.4%       4,918,011          7.0%          108,101,012       21.98
5,001 -- 7,500.................      730      11.4%       4,469,543          6.3%           97,691,367       21.86
7,500 -- 10,000................      384       6.0%       3,327,753          4.7%           74,952,238       22.52
10,001 -- 20,000...............      780      12.1%      11,084,179         15.7%          252,474,321       22.78
20,001 -- 40,000...............      425       6.6%      11,599,388         16.4%          276,178,123       23.81
40,001 -- 60,000...............      138       2.1%       6,683,070          9.5%          158,315,153       23.69
60,001 -- 100,000..............       97       1.5%       7,381,212         10.5%          179,441,485       24.31
100,001 or Greater.............       91       1.4%      18,096,307         25.8%          461,189,502       25.49
                                   -----     ------      ----------        ------       --------------       -----
TOTAL/WEIGHTED AVERAGE.........    6,422     100.0%      70,442,309        100.0%       $1,669,996,396       23.40
                                   =====     ======      ==========        ======       ==============       =====


                                   PERCENTAGE
                                  OF AGGREGATE
                                    PORTFOLIO
SQUARE FEET UNDER LEASE          ANNUALIZED RENT
-----------------------          ---------------
2,500 or Less..................        3.7%
2,501 -- 5,000.................        6.5%
5,001 -- 7,500.................        5.8%
7,500 -- 10,000................        4.5%
10,001 -- 20,000...............       15.1%
20,001 -- 40,000...............       16.5%
40,001 -- 60,000...............        9.5%
60,001 -- 100,000..............       10.7%
100,001 or Greater.............       27.7%
                                     ------
TOTAL/WEIGHTED AVERAGE.........      100.0%
                                     ======

OCCUPANCY

     The table below sets forth weighted average occupancy rates, based on square feet occupied, of the Office Properties owned by the Company at the indicated date:

                                                                 AGGREGATE      PERCENTAGE OF
                                                                 RENTABLE      RENTABLE SQUARE
DATE                                                            SQUARE FEET     FEET OCCUPIED
----                                                            -----------    ---------------
December 31, 1992...........................................     9,095,684           73%
December 31, 1993...........................................    13,550,553           80%
December 31, 1994...........................................    18,505,591           88%
December 31, 1995...........................................    23,097,222           86%
December 31, 1996...........................................    29,127,289           90%
December 31, 1997...........................................    65,291,790           94%
December 31, 1998...........................................    75,100,727           95%

ITEM 3.  LEGAL PROCEEDINGS.

     Neither the Company nor any of its Properties is presently subject to material litigation nor, to the Company's knowledge, is any litigation threatened against the Company or any of the Properties, other than routine actions for negligence and other claims and administrative proceedings arising in the ordinary course of business, some of which are expected to be covered by liability insurance and all of which collectively are not expected to have a material adverse effect on the liquidity, results of operations, or business or financial condition of the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     None.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     The Company's Common Shares are traded on the New York Stock Exchange ("NYSE") under the symbol EOP. On March 12, 1999, the reported closing sale price per Common Share on the NYSE was $25.813 and there were approximately 737 holders of record. The high and low closing prices for 1998 and 1997 on the NYSE were as follows:

YEAR   QUARTER    HIGH     LOW     CLOSE    DIVIDEND
----   -------   ------   ------   ------   --------
1998   Fourth    $25.63   $22.94   $24.00    $0.37
        Third    $28.69   $20.75   $24.50    $0.37
       Second    $31.00   $24.94   $28.38    $0.32
        First    $31.88   $28.00   $30.63    $0.32
1997   Fourth    $34.69   $29.00   $31.56    $0.30
        Third    $33.94   $26.06   $33.94    $0.26*

---------------

* Prorated from IPO date of July 11, 1997 based on $.30 for full quarter.

     ISSUANCES OF UNREGISTERED SECURITIES. Unless stated otherwise, the Company received cash consideration in connection with each of the following issuances of unregistered securities. Any Units issued by the Operating Partnership are convertible into Common Shares of the Company on a one-for-one basis, or the cash equivalent thereof, subject to certain restrictions.

     In September 1997, the Company purchased two Office Properties and a Parking Facility from an unaffiliated party for a purchase price of approximately $140 million. Of this amount, the Operating Partnership issued, in a private placement of securities in reliance on an exemption from the registration requirements of the Securities Act of 1933, as amended (the "Securities Act"), pursuant to Section 4(2) and Rule 506 of Regulation D promulgated thereunder, 1,692,546 Units at a price of $29 per Unit for a total of approximately $49.1 million.

     In September 1997, the Company (through the Operating Partnership) issued $180 million of unsecured notes (the "$180 Million Notes") in a private placement to an institutional investor, in reliance on an exemption from the registration requirements of the Securities Act pursuant to Rule 144A, and used the proceeds therefrom to repay amounts outstanding under the Company's $600 million unsecured revolving line of credit entered into in July 1997.

     In October 1997, the Company sold 9.7 million restricted Common Shares for $274 million in two separate private placements to institutional investors in reliance on an exemption from the registration requirements of the Securities Act pursuant to Section 4(2) and Rule 506 of Regulation D promulgated thereunder, and contributed the proceeds to the Operating Partnership in exchange for 9.7 million Units.

     Also in October 1997, the Company purchased four Office Properties from an unaffiliated party for a purchase price of $289 million. Of this amount, the Operating Partnership issued, in a private placement of securities in reliance on an exemption from the registration requirements of the Securities Act pursuant to Section 4(2) and Rule 506 of Regulation D promulgated thereunder, 2,900,000 Units at a price of $24.50 per Unit for a total of approximately $71.1 million.

     Also in October 1997, the Company purchased interests in nine Office Properties from an unaffiliated party for a purchase price of approximately $127.5 million. Of this amount, the Operating Partnership issued, in a private placement of securities in reliance on an exemption from the registration requirements of the Securities Act pursuant to Section 4(2) and Rule 506 of Regulation D promulgated thereunder, 499,977 Units at a price of $28.755 per Unit for a total of approximately $14.4 million.

     Also in October 1997, the Company purchased an Office Property from an unaffiliated party for a purchase price of approximately $81.7 million. Of this amount, the Operating Partnership issued, in a private placement of securities in reliance on an exemption from the registration requirements of the Securities Act pursuant to Section 4(2) and Rule 506 of Regulation D promulgated thereunder, 741,159 Units at a price of $32.975 per Unit for a total of approximately $24.4 million.

     In November 1997, the Company purchased two Office Properties from an unaffiliated party for a purchase price of $17.2 million. Of this amount, the Operating Partnership issued, in a private placement of securities in reliance on an exemption from the registration requirements of the Securities Act pursuant to Section 4(2) and Rule 506 of Regulation D promulgated thereunder, 124,348 Units at a price of $28.775 per Unit for a total of approximately $3.6 million.

     In December 1997, the Company purchased ten Office Properties in the Wright Runstad Acquisition for a purchase price of $640 million. Of this amount, the Operating Partnership issued, in a private placement of securities in reliance on an exemption from the registration requirements of the Securities Act pursuant to Section 4(2) and Rule 506 of Regulation D promulgated thereunder, 2,615,700 Units at a price of $29.11 per Unit for a total of approximately $76.1 million and the Company issued, also in a private placement of securities in reliance on an exemption from the registration requirements of the Securities Act pursuant to Section 4(2) and Rule 506 of Regulation D promulgated thereunder, 3,435,688 Common Shares at a price of $29.11 per Common Share for a total of approximately $100 million and contributed the proceeds to the Operating Partnership for 3,435,688 Units. The sellers also received five year warrants (valued at approximately $15 million) to purchase an additional 5,000,000 Common Shares at an exercise price of $39.375 per share. In addition, the Company, through a noncontrolled subsidiary, acquired a non-controlling interest in the management company of the seller for approximately $20 million. Of this amount, the Operating Partnership issued, in a private placement of securities in reliance on an exemption from the registration requirements of the Securities Act pursuant to Section 4(2) and Rule 506 of Regulation D promulgated thereunder, 137,427 Units at a price of $29.11 per Unit for a total of approximately $4.0 million.

     In February 1998, the Company (through the Operating Partnership), in two private placements to institutional investors in reliance on an exemption from the registration requirements of the Securities Act pursuant to Rule 144A, sold $1.25 billion of unsecured notes in four series, ranging in maturities from five to 20 years, and $250 million of unsecured 6.376% Mandatory Par Put Remarketed Securities(SM) due 2012 (which are subject to mandatory tender on February 15, 2002). The proceeds of approximately $1.5 billion were used to pay down borrowings under the Company's existing unsecured credit facility.

     Also in February 1998, the Company, in a private placement to institutional investors in reliance on an exemption from the registration requirements of the Securities Act pursuant to Section 4(2) and Rule 506 of Regulation D promulgated thereunder, sold 6,000,000 5.25% Series B Preferred Income Equity Redeemable Shares, at $50 liquidation preference per share (the "Series B Preferred Shares"). This offering generated net proceeds of approximately $290.3 million after offering costs of $9.7 million. The net proceeds were used to pay down borrowings on unsecured credit facilities. The Series B Preferred Shares are convertible at any time by the holder into Common Shares at a conversion price of $35.70 per Common Share, equivalent to a conversion ratio of 1.40056 Common Shares for each Series B Preferred Share. The Series B Preferred Shares are non-callable for five years with a mandatory call on February 15, 2008. Each Series B Preferred Share will receive a quarterly distribution of $0.65625.

     In April 1998, the Company acquired an Office Property from an unaffiliated third party for approximately $52.9 million. The acquisition was paid for with a combination of approximately $52.8 million in cash and $.1 million in Units. The Units were issued by the Operating Partnership and consisted of 3,368 Units at $29.70 per Unit. The Units were issued in a private placement of securities in reliance on an exemption from the registration requirements of the Securities Act pursuant to Section 4(2) and Rule 506 of Regulation D promulgated thereunder.

     In April 1998, the Company sold 1,628,009 restricted Common Shares. This offering generated gross proceeds of approximately $44.1 million. The proceeds were used to pay down borrowings on unsecured credit facilities. The shares were issued in a private placement to an institutional investor in reliance on an exemption from the registration requirements of the Securities Act pursuant to Section 4(2) and Rule 506 of Regulation D promulgated thereunder, at a price of $28.5625 per Common Share.

     In June 1998, the Company (through the Operating Partnership), in a private placement to institutional investors in reliance on an exemption from the registration requirements of the Securities Act pursuant to Rule 144A, sold $775 million of unsecured notes and 300,000 warrants to purchase an additional $300 million in unsecured notes at a later date. The notes were issued in three series, ranging in maturities from six to 30 years. The 300,000 warrants were issued concurrently with the issue of $300 million, nine-year notes. Each warrant entitles its holder to purchase a new $1,000 note at par on December 15, 1999 (or in certain circumstances on January 18, 2000) at a stated rate of 6.763%, which will mature on June 15, 2008 and will have other terms substantially similar to the $300 million, nine-year notes. Total proceeds to the Company, net of selling commissions, were approximately $768.6 million which were used to pay down borrowings under the Company's existing unsecured credit facility.

     In July 1998, the Company acquired an Office Property from an unaffiliated party for approximately $19.7 million. The acquisition was paid for with a combination of approximately $15.1 million in cash and $4.6 million in Units. The Units were issued by the Operating Partnership and consisted of 178,976 Units at $25.69 per Unit. The Units were issued in a private placement of securities in reliance on an exemption from the registration requirements of the Securities Act pursuant to Section 4(2) and Rule 506 of Regulation D promulgated thereunder.

     In October 1998, the Company acquired an Office Property from an unaffiliated party for approximately $624.6 million. The acquisition was partially paid for with $171.9 million in Units. The Units were issued by the Operating Partnership and consisted of 6,861,166 Units at $25.05 per Unit. The Units were issued in a private placement of securities in reliance on an exemption from the registration requirements of the Securities Act pursuant to
Section 4 (2) and Rule 506 of Regulation D promulgated thereunder.

ITEM 6.  SELECTED FINANCIAL DATA.

EQUITY OFFICE PROPERTIES TRUST SELECTED FINANCIAL DATA(1)

     The following sets forth selected consolidated and combined financial and operating information on a historical basis for Equity Office Properties Trust, together with its subsidiaries including EOP Operating Limited Partnership and the Company's predecessors ("Equity Office Predecessors") (the "Company"). The following information should be read in conjunction with the consolidated and combined financial statements and notes thereto of the Company and Equity Office Predecessors included elsewhere in this Form 10-K.

                                                                                         EQUITY OFFICE PREDECESSORS
                                           EQUITY OFFICE PROPERTIES TRUST                   (COMBINED HISTORICAL)
                                           -------------------------------   ---------------------------------------------------
                                                                               FOR THE
                                                           FOR THE PERIOD    PERIOD FROM
                                              FOR THE       FROM JULY 11,     JANUARY 1,
                                            YEAR ENDED      1997 THROUGH     1997 THROUGH     FOR THE YEARS ENDED DECEMBER 31,
                                           DECEMBER 31,     DECEMBER 31,       JULY 10,     ------------------------------------
                                               1998             1997             1997          1996         1995         1994
                                           -------------   ---------------   ------------   ----------   ----------   ----------
                                                               (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
OPERATING DATA:
REVENUES:
  Rental, parking and other..............   $ 1,658,420      $   406,713      $ 327,017     $  493,396   $  356,959   $  230,428
                                            -----------      -----------      ---------     ----------   ----------   ----------
    Total revenues.......................     1,679,699          412,968        339,104        508,124      371,457      240,878
                                            -----------      -----------      ---------     ----------   ----------   ----------
EXPENSES:
  Interest...............................       338,611           76,675         80,481        119,595      100,566       59,316
  Depreciation and amortization..........       305,982           70,346         66,034         96,237       74,156       46,905
  Property operating and ground
    rent(2)..............................       600,367          155,679        127,285        201,067      151,488      107,412
  General and administrative.............        63,564           17,690         17,201         23,145       21,987       15,603
  Provision for value impairment.........            --               --             --             --       20,248           --
                                            -----------      -----------      ---------     ----------   ----------   ----------
    Total expenses.......................     1,308,524          320,390        291,001        440,044      368,445      229,236
                                            -----------      -----------      ---------     ----------   ----------   ----------
Income before allocation to minority
  interests, income from investment in
  unconsolidated joint ventures, gain on
  sales of real estate and extraordinary
  items..................................       371,175           92,578         48,103         68,080        3,012       11,642
Minority interests.......................       (38,340)          (7,799)          (912)        (2,086)      (2,129)       1,437
Income from investment in unconsolidated
  joint ventures.........................        11,267            3,173          1,982          2,093        2,305        1,778
Gain/(loss) on sales of real estate and
  extraordinary items....................         4,927          (16,240)        12,236          5,338       31,271        1,705
                                            -----------      -----------      ---------     ----------   ----------   ----------
Net income...............................       349,029           71,712         61,409         73,425       34,459       16,562
Preferred distributions..................       (32,202)            (649)            --             --           --           --
                                            -----------      -----------      ---------     ----------   ----------   ----------
Net income available for Common Shares...   $   316,827      $    71,063      $  61,409     $   73,425   $   34,459   $   16,562
                                            ===========      ===========      =========     ==========   ==========   ==========
Net income available per weighted average
  Common Share outstanding -- Basic......         $1.25            $0.44
                                            ===========      ===========
Net income available per weighted average
  Common Share outstanding -- Diluted....         $1.24             $0.43
                                            ===========      ===========
Weighted average Common Shares
  outstanding -- Basic...................   253,167,037      162,591,477
                                            ===========      ===========
Weighted average Common Shares
  outstanding -- Diluted.................   283,974,532      180,014,027
                                            ===========      ===========

                                                                                         EQUITY OFFICE PREDECESSORS
                                           EQUITY OFFICE PROPERTIES TRUST                   (COMBINED HISTORICAL)
                                           -------------------------------   ---------------------------------------------------
                                                                               FOR THE
                                                           FOR THE PERIOD    PERIOD FROM
                                              FOR THE       FROM JULY 11,     JANUARY 1,
                                            YEAR ENDED      1997 THROUGH     1997 THROUGH     FOR THE YEARS ENDED DECEMBER 31,
                                           DECEMBER 31,     DECEMBER 31,       JULY 10,     ------------------------------------
                                               1998             1997             1997          1996         1995         1994
                                           -------------   ---------------   ------------   ----------   ----------   ----------
                                                               (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
BALANCE SHEET DATA (at end of period):
Investment in real estate after
  accumulated depreciation...............   $13,331,560      $10,976,319             --     $3,291,815   $2,393,403   $1,815,160
Total Assets.............................   $14,261,291      $11,751,672             --     $3,912,565   $2,650,890   $2,090,933
Mortgage debt, unsecured notes and lines
  of credit..............................   $ 6,025,405      $ 4,284,317             --     $1,964,892   $1,434,827   $1,261,156
Total Liabilities........................   $ 6,472,613      $ 4,591,697             --     $2,174,483   $1,529,334   $1,350,552
Minority Interests.......................   $   737,715      $   754,818             --     $   11,080   $   31,587   $    9,283
Shareholders' Equity/Owners' Equity......   $ 7,050,963      $ 6,405,157             --     $1,727,002   $1,089,969   $  731,098
OTHER DATA:
General and administrative expenses as a
  Percentage of total revenues...........          3.8%             4.3%           5.1%           4.6%         5.9%         6.5%
Number of Office Properties..............           284              258             --             84           73           63
Net rentable square feet of Office
  Properties (in millions)...............          75.1             65.3             --           29.2         23.1         18.5
Occupancy of Office Properties...........           95%              94%             --            90%          86%          88%
Number of Parking Facilities.............            19               17             --             10            3           --
Number of spaces at Parking Facilities...        18,059           16,749             --          7,321        3,323           --
Funds from Operations(3).................   $   662,585      $   163,253      $ 113,022     $  160,460   $   96,104   $   60,372
Property Net Operating Income(4).........   $ 1,065,714      $   253,418      $ 202,108     $  294,556   $  206,341   $  123,684
EBITDA(5)................................   $ 1,049,577      $   242,969      $ 197,489     $  286,128   $  200,438   $  121,927
Cash flow from operating activities......   $   759,151      $   190,754      $  95,960     $  165,975   $   93,878   $   73,821
Cash flow used for investing
  activities.............................   $(2,231,712)     $(1,592,272)     $(571,068)    $ (924,227)  $ (380,615)  $ (513,965)
Cash flow from financing activities......   $ 1,310,788      $ 1,630,346      $ 245,851     $1,057,551   $  276,513   $  514,923

---------------

(1) The selected financial data at December 31, 1998, 1997, 1996 and 1995 and for the five years ended December 31, 1998 has been derived from the historical consolidated or combined financial statements of the Company and Equity Office Predecessors, audited by Ernst & Young LLP, independent auditors. The selected financial data at December 31, 1994 has been derived from the historical unaudited combined financial statements of Equity Office Predecessors.

(2) Property operating expenses includes real estate taxes, insurance, repairs and maintenance expenses and other property operating expenses.

(3) The White Paper on Funds from Operations approved by the Board of Governors of the National Association of Real Estate Investment Trusts ("NAREIT") in March 1995 defines Funds from Operations as net income (loss) (computed in accordance with GAAP), excluding gains (or losses) from debt restructuring and sales of properties, plus real estate related depreciation and amortization and after adjustments for unconsolidated partnerships and joint ventures. The Company believes that Funds from Operations is helpful to investors as a measure of the performance of an equity REIT because, along with cash flow from operating activities, financing activities and investing activities, it provides investors with an indication of the ability of the Company to incur and service debt, to make capital expenditures and to fund other cash needs. The Company computes Funds from Operations in accordance with standards established by NAREIT, which may not be comparable to Funds from Operations reported by other REITs that do not define the term in accordance with the current NAREIT definition or that interpret the current NAREIT definition differently than the Company. Funds from Operations does not represent cash generated from operating activities in accordance with GAAP, nor does it represent cash available to pay distributions and should not be considered as an alternative to net income (determined in accordance with GAAP) as an indication of the Company's financial performance or to cash flow from operating activities (determined in accordance with GAAP) as a measure of the Company's liquidity, nor is it indicative of funds available to fund the Company's cash needs, including its ability to make cash distributions. For a reconciliation of net income and Funds from Operations, see "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Funds from Operations".

(4) Property Net Operating Income is defined as rental income including tenant reimbursements, parking and other income less property operating expenses including real estate taxes, insurance, repairs and maintenance and other property operating expenses.

(5) EBITDA is defined as net income excluding interest expense, federal, state and franchise taxes, depreciation and amortization, minority interest allocation to the Operating Partnership, gain on sales of real estate, gains/losses from extraordinary items and income from investment in unconsolidated joint ventures plus the Company's share of the EBITDA for the unconsolidated joint ventures.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

     The following discussion and analysis of the consolidated financial condition and consolidated and combined results of operations should be read in conjunction with the Consolidated Financial Statements of the Company and the Combined Financial Statements of Equity Office Predecessors, and Notes thereto contained herein. All references to the historical activities of the Company prior to July 11, 1997, the date of the Company's initial public offering (the "IPO") contained in this "Management's Discussion and Analysis of Financial Condition and Results of Operations" refer to the activities of the Equity Office Predecessors. Terms employed herein as defined terms, but without definition, shall have the meaning set forth in the financial statements. Statements contained in this "Management's Discussion and Analysis of Financial Condition and Results of Operations" including without limitation, the "Market Risk", "Developments" and "Year 2000" disclosures, which are not historical facts may be forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 (the "Exchange Act"). The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward looking statements contained in Section 21E of the Exchange Act. Such statements are subject to certain risks and uncertainties which could cause actual results to differ materially from those projected or anticipated. Readers are cautioned not to place undue reliance on these forward-looking statements which speak only as of December 31, 1998. Among the factors that the Company has made assumptions about are the following:

     - Future economic conditions which may impact upon the demand for office space and tenant ability to pay rent, either at current or at increased levels.

     -  Prevailing interest rates.

     -  The extent of any inflation in operating expenses.

     - The Company's ability to reduce various expenses as a percent of revenues.

     - The Company's continuing ability to pay amounts due to its noteholders and preferred shareholders prior to any distribution to holders of its Common Shares.

     -  The cost to complete and lease-up pending developments.

     -  The continued availability of the $1.0 Billion Credit Facility.

     During 1998, the Company acquired an additional 28 Office Properties (and the remaining interest in the Polk and Taylor Buildings) containing approximately 10.4 million square feet and two Parking Facilities. The aggregate purchase price for these acquisitions was approximately $2.5 billion. Excluded from these amounts is the 215 Fremont Street Property acquired on April 29, 1998, which contains approximately 265,000 square feet and is currently vacant. In 1998, the Company disposed of five office properties consisting of approximately 1.0 million square feet for approximately $132.6 million.

     The Company was also active in the capital markets during 1998 as summarized below:

     - Issued $2.3 billion of unsecured notes in three separate offerings with various tranches maturing between 2002 and 2028 with a weighted average interest rate of 6.9%.

     - Increased its line of credit from $600 million to $1.0 billion maturing in May 2001.

     - Obtained $528.0 million of unsecured credit facilities maturing over the next two years at varying spreads over LIBOR.

     - Issued $415.0 million of preferred shares in two separate offerings with a weighted average distribution rate of 6.2%.

     -  Issued 1,628,009 Common Shares for gross proceeds of $44.1 million.

RESULTS OF OPERATIONS

GENERAL

     The following discussion is based primarily on the Consolidated Financial Statements of the Company and the Combined Financial Statements of Equity Office Predecessors, as applicable, as of December 31, 1998 and December 31, 1997 and for the years ended December 31, 1998, 1997 and 1996.

     The Company receives income primarily from rental revenue from the Office Properties (including reimbursements from tenants for certain operating costs) and from parking revenue from Office Properties and Parking Facilities.

     Below is a summary of the Company's acquisition and disposition activity since January 1, 1997:

                                                              OFFICE PROPERTIES           PARKING FACILITIES
                                                        ------------------------------    -------------------
                                                        BUILDINGS    TOTAL SQUARE FEET    GARAGES     SPACES
                                                        ---------    -----------------    --------    -------
PROPERTIES OWNED AS OF:
January 1, 1997.....................................        84          29,277,826           10        7,144
  Acquisitions......................................       176          36,549,956            7        9,605
  Dispositions......................................        (2)           (535,992)          --           --
                                                           ---          ----------           --       ------
December 31, 1997...................................       258          65,291,790           17       16,749
  Acquisitions......................................        28          10,425,595            2        1,310
  Developments placed in service....................         3             257,528           --           --
  Dispositions......................................        (5)           (986,391)          --           --
  Building remeasurements...........................        --             112,205           --           --
                                                           ---          ----------           --       ------
December 31, 1998 ("Total Portfolio")...............       284          75,100,727           19       18,059
                                                           ===          ==========           ==       ======

     As a result of this rapid growth in the size of the Total Portfolio and the disposition of properties, the financial data presented shows large changes in revenues and expenses from period to period. For the foregoing reasons, the Company does not believe its period to period financial data are comparable. Therefore, the analysis below shows changes resulting from Properties that were held during the entire period for the periods being compared (the "Core Portfolio") and the changes in the Total Portfolio. The 28 State Street Property, a 570,040 square foot Office Property acquired by the Company on January 23, 1995, was undergoing major redevelopment until May 1997, therefore, it has been excluded from the Core Portfolio in both comparisons.

COMPARISON OF THE YEAR ENDED DECEMBER 31, 1998 TO DECEMBER 31, 1997

     The table below represents selected operating information for the Total Portfolio and for the Core Portfolio consisting of 77 Office Properties and ten Parking Facilities acquired or placed in service prior to January 1, 1997.

                                         TOTAL PORTFOLIO                                     CORE PORTFOLIO
                          ----------------------------------------------      --------------------------------------------
                                                    INCREASE/       %                                 INCREASE/       %
                             1998         1997      (DECREASE)    CHANGE        1998        1997      (DECREASE)    CHANGE
                          ----------    --------    ----------    ------      --------    --------    ----------    ------
                                                               (DOLLARS IN THOUSANDS)
Property revenues.....    $1,658,420    $733,730     $924,690     126.0%      $624,598    $587,006     $ 37,592       6.4%
Fees from noncombined
  affiliates..........         9,571       4,950        4,621       93.4            --          --           --         --
Interest/dividend
  income..............        11,708      13,392       (1,684)     (12.6)        1,199       1,408         (209)     (14.8)
                          ----------    --------     --------     ------      --------    --------     --------     ------
    Total revenues....     1,679,699     752,072      927,627      123.3       625,797     588,414       37,383        6.4
                          ----------    --------     --------     ------      --------    --------     --------     ------
Interest expense......       338,611     157,156      181,455      115.5        83,296     118,583      (35,287)     (29.8)
Depreciation and
  amortization........       305,982     136,380      169,602      124.4       113,005     106,782        6,223        5.8
Property operating
  expenses............       592,706     278,204      314,502      113.0       221,855     217,748        4,107        1.9
Ground rent...........         7,661       4,760        2,901       60.9         4,413       4,611         (198)      (4.3)
General and
  administrative......        63,564      34,891       28,673       82.2           334         440         (106)     (24.1)
                          ----------    --------     --------     ------      --------    --------     --------     ------
    Total expenses....     1,308,524     611,391      697,133      114.0       422,903     448,164      (25,261)      (5.6)
                          ----------    --------     --------     ------      --------    --------     --------     ------
Income before
  allocation to
  minority interests,
  income from
  investment in
  unconsolidated joint
  ventures, gain on
  sales of real estate
  and extraordinary
  items...............       371,175     140,681      230,494      163.8       202,894     140,250       62,644       44.7
Minority interests....       (38,340)     (8,711)     (29,629)     340.1        (2,026)     (1,679)        (347)      20.7
Income from investment
  in unconsolidated
  joint ventures......        11,267       5,155        6,112      118.6         2,605       2,432          173        7.1
Gain on sales of real
  estate and
  extraordinary
  items...............         4,927      (4,004)       8,931     (223.1)           --     (14,971)      14,971     (100.0)
                          ----------    --------     --------     ------      --------    --------     --------     ------
Net income............    $  349,029    $133,121     $215,908     162.2%      $203,473    $126,032     $ 77,441      61.4%
                          ==========    ========     ========     ======      ========    ========     ========     ======
Property revenue less
  property operating
  expenses before
  depreciation and
  amortization,
  general and
  administrative,
  ground rent and
  interest expense....    $1,065,714    $455,526     $610,188     134.0%      $402,743    $369,258     $ 33,485       9.1%
                          ==========    ========     ========     ======      ========    ========     ========     ======

Property Revenues

     The increase in rental revenues, tenant reimbursements, parking income and other income ("Property Revenues") in the Core Portfolio resulted from a combination of occupancy and rental rate increases. The weighted average occupancy of the Core Portfolio increased from approximately 91.9% at January 1, 1997 to

96.1% as of December 31, 1998. This increase represents approximately 1.2 million square feet of additional occupancy in the Core Portfolio between January 1, 1997 and December 31, 1998.

     Property Revenues for the Total Portfolio include lease termination fees of approximately $15.5 million and $3.9 million for the years ended December 31, 1998 and 1997, respectively, and Property Revenues for the Core Portfolio include lease termination fees of approximately $3.7 million and $3.8 million for the years ended December 31, 1998 and 1997, respectively, (included in the "other revenue" category on the consolidated and combined statements of operations). These fees are related to specific tenants who have paid a fee to terminate their lease obligations before the end of the contractual term of their leases. Although the Company has historically experienced similar levels of such termination fees, there is no way of predicting the timing or amounts of future lease termination fees.

     The straight-line rent adjustment included in rental revenues for the Total Portfolio for the years ended December 31, 1998 and 1997 was approximately $68.1 million and $27.7 million, respectively. The straight-line rent adjustment included in rental revenues for the Core Portfolio for the years ended December 31, 1998 and 1997 was approximately $26.2 million and $23.4 million, respectively.

Fees from Noncombined Affiliates

     The increase in fees from noncombined affiliates for the Total Portfolio is mainly due to lease commissions received of approximately $2.8 million at a single property and the addition of several fee managed properties. As of December 31, 1998, the Company managed 18 properties.

Interest/Dividend Income

     Interest/dividend income for the Total Portfolio decreased mainly as a result of less cash and cash equivalents on deposit during 1998 partially offset by dividend income earned during the year ended December 31, 1998 of approximately $1.7 million on the Company's $48.5 million investment in 50,000 shares of Capital Trust's 8.25% Step-Up Convertible Trust Preferred Securities acquired in July 1998.

Interest Expense

     Interest expense increased for the Total Portfolio as a result of having more debt outstanding during 1998 than 1997. The increase in total debt and the related increase in interest expense were directly attributable to Property acquisitions. The Company's total debt as a percentage of total assets increased from approximately 36.5% of total assets at December 31, 1997 to 42.3% of total assets at December 31, 1998. Although the Company's total debt has increased, the weighted average interest rate on the Company's debt decreased from approximately 7.2% at December 31, 1997 to approximately 7.1% at December 31, 1998 and the Company's interest coverage ratio increased from approximately 2.8 times in 1997 to 3.0 times in 1998. The decrease in interest expense in the Core Portfolio is primarily due to the pay down of outstanding indebtedness with the IPO proceeds and the replacement of secured debt with unsecured debt, which has not been allocated to the Core Portfolio.

Depreciation and Amortization

     Depreciation and amortization expense for the Total Portfolio increased as a result of Properties acquired and capital and tenant improvements made during 1998 and 1997. Depreciation and amortization expense for the Core Portfolio increased as a result of capital and tenant improvements. In addition, a portion of the increase in the depreciation and amortization expense for the Total and Core Portfolio was due to recording substantially all the Company's assets and liabilities at their fair market value in connection with the Consolidation and the IPO.

Property Operating Expenses

     Real estate taxes, insurance, repairs and maintenance and other property operating expenses ("Property Operating Expenses") increased for the Core Portfolio mainly as a result of real estate taxes. Real estate taxes increased approximately $4.6 million from the prior period of which approximately $2.3 million related to higher property tax assessments in certain markets and $2.3 million related to lower real estate tax refunds. Insurance expense decreased approximately $1.6 million from the prior period as the Company's ability to achieve economies of scale on its insurance coverage resulted in lower premiums in 1998.

General and Administrative Expenses

     The primary reasons for the increase in general and administrative expenses are the significant increase in the size of the Company's portfolio and increased expenses associated with becoming a public company. While general and administrative expenses will continue to increase as the size of the Company's portfolio increases, it is currently anticipated that the Company's general and administrative expenses as a percentage of total revenues will remain stable with future growth. General and administrative expense was approximately 3.8% and 4.6% of total revenues for the years ended December 31, 1998 and 1997, respectively.

COMPARISON OF THE YEAR ENDED DECEMBER 31, 1997 TO DECEMBER 31, 1996

     The table below represents selected operating information for the Total Portfolio and for the Core Portfolio consisting of 70 Office Properties and three Parking Facilities acquired or placed in service prior to January 1, 1996.

                                          TOTAL PORTFOLIO                             CORE PORTFOLIO
                             -----------------------------------------   -----------------------------------------
                                                   INCREASE/      %                            INCREASE/      %
                               1997       1996     (DECREASE)   CHANGE     1997       1996     (DECREASE)   CHANGE
                             --------   --------   ----------   ------   --------   --------   ----------   ------
                                                            (DOLLARS IN THOUSANDS)
Property revenues..........  $733,730   $493,396    $240,334    48.7%    $458,968   $427,936    $ 31,032     7.3%
Fees from noncombined
  affiliates...............     4,950      5,120        (170)    (3.3)         --         --          --       --
Interest income............    13,392      9,608       3,784     39.4       1,056      1,882        (826)   (43.9)
                             --------   --------    --------    ------   --------   --------    --------    -----
    Total revenues.........   752,072    508,124     243,948     48.0     460,024    429,818      30,206      7.0
                             --------   --------    --------    ------   --------   --------    --------    -----
Interest expense...........   157,156    119,595      37,561     31.4      93,606    110,566     (16,960)   (15.3)
Depreciation and
  amortization.............   136,380     96,237      40,143     41.7      85,999     84,411       1,588      1.9
Property operating
  expenses.................   278,204    198,840      79,364     39.9     177,069    175,529       1,540      0.9
Ground rent................     4,760      2,227       2,533    113.7         903        903          --       --
General and
  administrative...........    34,891     23,145      11,746     50.7          --         --          --       --
                             --------   --------    --------    ------   --------   --------    --------    -----
    Total expenses.........   611,391    440,044     171,347     38.9     357,577    371,409     (13,832)    (3.7)
                             --------   --------    --------    ------   --------   --------    --------    -----
Income before allocation to
  minority interests,
  income from investment in
  unconsolidated joint
  ventures, gain on sales
  of real estate and
  extraordinary items......   140,681     68,080      72,601    106.6     102,447     58,409      44,038     75.4
Minority interests.........    (8,711)    (2,086)     (6,625)   317.6      (1,679)    (1,986)        307    (15.5)
Income from investment in
  unconsolidated joint
  ventures.................     5,155      2,093       3,062    146.3       2,432      2,093         339     16.2
Gain on sales of real
  estate and extraordinary
  items....................    (4,004)     5,338      (9,342)   (175.0)   (16,311)        --     (16,311)      --
                             --------   --------    --------    ------   --------   --------    --------    -----
Net income.................  $133,121   $ 73,425    $ 59,696    81.3%    $ 86,889   $ 58,516    $ 28,373    48.5%
                             ========   ========    ========    ======   ========   ========    ========    =====
Property revenues less
  property operating
  expenses before
  depreciation and
  amortization, general and
  administrative, ground
  rent and interest
  expense..................  $455,526   $294,556    $160,970    54.6%    $281,899   $252,407    $ 29,492    11.7%
                             ========   ========    ========    ======   ========   ========    ========    =====

Property Revenues

     The increase in rental revenues, tenant reimbursements, parking income and other income ("Property Revenues") in the Core Portfolio resulted from a combination of occupancy and rental rate increases. The weighted average occupancy of the Core Portfolio increased from approximately 88.5% at January 1, 1996 to 94.8% as of December 31, 1997. This increase represents approximately
1.4 million square feet of additional occupancy in the Core Portfolio between January 1, 1996 and December 31, 1997.

     Included in Property Revenues for the Core Portfolio are lease termination fees of approximately $3.7 million and $5.6 million for 1997 and 1996, respectively (included in the "other revenue" category on the consolidated and combined statements of operations). These fees are related to specific tenants who have paid a fee to terminate their lease obligations before the end of the contractual term of the lease. Although the Company has historically experienced similar levels of such termination fees, there is no way of predicting the timing or amounts of future lease termination fees.

     The straight-line rent adjustment included in rental revenues for the Core Portfolio for 1997 and 1996 was approximately $14.6 million and $13.9 million, respectively. The straight-line rent adjustment included in rental revenues for the Total Portfolio for 1997 and 1996 was approximately $27.7 million and $18.4 million, respectively. Other income for 1996 also includes approximately $8.8 million relating to the Company's share of a litigation settlement.

Fees from Noncombined Affiliate

     Fees from noncombined affiliates decreased in 1997 from approximately $5.1 million in 1996 to $4.9 million in 1997 mainly as a result of properties sold. Fee income for the years ended December 31, 1997 and 1996, of approximately $0.4 million and $1.3 million, respectively, was related to properties which have been sold.

Interest Income

     Interest income for the Total Portfolio increased primarily due to having a greater amount of cash reserves invested in short term investments pending investment in property acquisitions prior to the IPO. Prior to the Consolidation, each of the entities involved in the Consolidation needed to maintain separate cash reserves which in the aggregate were higher than the cash reserves the Company anticipates maintaining going forward. Due to the availability of borrowings under the credit facilities, the Company currently maintains lower cash reserves which are targeted to be between $25 million and $50 million (although the cash balance may at times be more or less in anticipation of pending acquisitions or other transactions). Although the lower cash balance will result in lower interest income in future periods, this loss in income is expected to be offset by savings on interest expense on the credit facilities.

Interest Expense

     Interest expense for the Total Portfolio increased as a result of having more debt outstanding in 1997. The increase in total debt and the related increase in interest expense were directly related to Property acquisitions. While the Company's total debt and total interest expense have increased due to acquisition activity, the total debt as a percentage of total assets decreased from 50% of total assets at December 31, 1996 to 36.5% of total assets at December 31, 1997, and the Company's interest coverage ratio increased from 2.4 times in 1996 to 2.8 times in 1997. In addition, the weighted average interest rate on the Company's debt decreased from approximately 7.7% at December 31, 1996 to approximately 7.2% at December 31, 1997. The decrease in interest expense in the Core Portfolio was primarily due to the replacement of secured debt with unsecured debt, which has not been allocated to the Core Portfolio.

Depreciation and Amortization

     Depreciation and amortization expense increased for the Total Portfolio as a result of Properties acquired during 1997 and the recording of substantially all the Company's assets and liabilities at their fair market value in connection with the Consolidation and the IPO. The increase in depreciation in the Core Portfolio resulted from the recording of substantially all the Company's assets and liabilities at their fair market value in connection with the Consolidation and the Company's IPO. The decrease in amortization in the Core Portfolio resulted from the write-off of deferred financing and leasing costs at the time of the Consolidation and the IPO.

Property Operating Expenses

     The increase in real estate taxes, insurance, repairs and maintenance and other property operating expenses ("Property Operating Expenses") in the Core Portfolio relates primarily to increases in real estate taxes due to higher property valuations partially offset by real estate tax refunds recorded in 1997.

General and Administrative Expenses

     The primary reasons for the increase in general and administrative expenses are the significant increase in the size of the Company's portfolio and increased expenses associated with becoming a public company. While general and administrative expenses will continue to increase as the size of the Company's portfolio increases, it is anticipated that general and administrative expenses as a percentage of total revenue will initially remain stable or decrease with future growth. General and administrative expenses were approximately 4.6% of total revenues for the years ended December 31, 1997 and 1996.

PARKING OPERATIONS

     The Total Portfolio and Core Portfolio selected operating information for 1998, 1997 and 1996 presented above includes results of operations from the Parking Facilities. Summarized information for the Parking Facilities is presented below.

COMPARISON OF THE YEAR ENDED DECEMBER 31, 1998 TO DECEMBER 31, 1997

     The Total Portfolio and Core Portfolio consists of 19 and ten Parking Facilities, respectively.

                                     TOTAL PARKING PORTFOLIO                    CORE PARKING PORTFOLIO
                             ---------------------------------------   ----------------------------------------
                                                 INCREASE/      %                          INCREASE/       %
                              1998      1997     (DECREASE)   CHANGE    1998      1997     (DECREASE)   CHANGE
                             -------   -------   ----------   ------   -------   -------   ----------   -------
                                                           (DOLLARS IN THOUSANDS)
Property revenues..........  $30,539   $22,577     $7,962      35.3%   $23,467   $20,669     $2,798      13.5%
Interest income............      140       249       (109)    (43.8)       139       249       (110)    (44.2)
                             -------   -------     ------     ------   -------   -------     ------     -------
     Total revenues........   30,679    22,826      7,853      34.4     23,606    20,918      2,688      12.9
                             -------   -------     ------     ------   -------   -------     ------     -------
Interest expense...........    5,496     5,427         69       1.3      5,490     5,426         64       1.2
Depreciation and
  amortization.............    5,880     4,031      1,849      45.9      4,628     3,755        873      23.2
Property operating
  expenses.................    8,353     5,023      3,330      66.3      6,401     4,613      1,788      38.8
Ground rent................       50        46          4       8.7         50        46          4       8.7
General and
  administrative...........       72        55         17      30.9         53        55         (2)     (3.6)
                             -------   -------     ------     ------   -------   -------     ------     -------
     Total expenses........   19,851    14,582      5,269      36.1     16,622    13,895      2,727      19.6
                             -------   -------     ------     ------   -------   -------     ------     -------
Income before allocation to
  minority interests and
  income from investment in
  unconsolidated joint
  ventures.................   10,828     8,244      2,584      31.3      6,984     7,023        (39)     (0.6)
Minority interests.........     (360)     (323)       (37)     11.5       (360)     (323)       (37)     11.5
Income from investment in
  unconsolidated joint
  ventures.................    1,884     2,461       (577)    (23.4)        --        --         --          --
                             -------   -------     ------     ------   -------   -------     ------     -------
Net income.................  $12,352   $10,382     $1,970      19.0%   $ 6,624   $ 6,700     $  (76)     (1.1)%
                             =======   =======     ======     ======   =======   =======     ======     =======
Property revenues less
  property operating
  expenses before
  depreciation and
  amortization, general and
  administrative, ground
  rent and interest
  expense..................  $22,186   $17,554     $4,632      26.4%   $17,066   $16,056     $1,010       6.3%
                             =======   =======     ======     ======   =======   =======     ======     =======

COMPARISON OF THE YEAR ENDED DECEMBER 31, 1997 TO DECEMBER 31, 1996

     The Total Portfolio and Core Portfolio consists of 17 and three Parking Facilities, respectively.

                                     TOTAL PARKING PORTFOLIO                    CORE PARKING PORTFOLIO
                             ---------------------------------------   ----------------------------------------
                                                 INCREASE/      %                          INCREASE/       %
                              1997      1996     (DECREASE)   CHANGE    1997      1996     (DECREASE)   CHANGE
                             -------   -------   ----------   ------   -------   -------   ----------   -------
                                                           (DOLLARS IN THOUSANDS)
Property revenues..........  $22,577   $10,203    $12,374     121.3%   $10,238   $ 9,873     $  365       3.7%
Interest income............      249       141        108      76.6        239       141         98      69.5
                             -------   -------    -------     ------   -------   -------     ------     -------
     Total revenues........   22,826    10,344     12,482     120.7     10,477    10,014        463       4.6
                             -------   -------    -------     ------   -------   -------     ------     -------
Interest expense...........    5,427     1,814      3,613     199.2      2,724     1,645      1,079      65.6
Depreciation and
  amortization.............    4,031     1,432      2,599     181.5      1,708     1,359        349      25.7
Property operating
  expenses.................    5,023     3,102      1,921      61.9      2,573     3,031       (458)    (15.1)
Ground rent................       46        50         (4)     (8.0)        46        50         (4)     (8.0)
General and
  administrative...........       55        --         55         --        --        --         --      --
                             -------   -------    -------     ------   -------   -------     ------     -------
     Total expenses........   14,582     6,398      8,184     127.9      7,051     6,085        966      15.9
                             -------   -------    -------     ------   -------   -------     ------     -------
Income before allocation to
  minority interests and
  income from investment in
  unconsolidated joint
  ventures.................    8,244     3,946      4,298     108.9      3,426     3,929       (503)    (12.8)
Minority interests.........     (323)     (252)       (71)     28.2       (323)     (252)       (71)     28.2
Income from investment in
  unconsolidated joint
  ventures.................    2,461        --      2,461      --           --        --         --      --
                             -------   -------    -------     ------   -------   -------     ------     -------
Net income.................  $10,382   $ 3,694    $ 6,688     181.1%   $ 3,103   $ 3,677     $ (574)    (15.6)%
                             =======   =======    =======     ======   =======   =======     ======     =======
Property revenues less
  property operating
  expenses before
  depreciation and
  amortization, general and
  administrative, ground
  rent and interest
  expense..................  $17,554   $ 7,101    $10,453     147.2%   $ 7,665   $ 6,842     $  823      12.0%
                             =======   =======    =======     ======   =======   =======     ======     =======

PROPERTY DISPOSITIONS

     The Company disposed of the following five office properties in November 1998: First Union Center, One Clearlake Centre, Tampa Commons and Westshore Center, all located in Florida, and the Walker Building located in Washington, D.C. These properties consisted of approximately 986,391 net rentable square feet. The Company will continue managing the properties in Florida for one year after the disposal date for a fee as defined in the management agreement. In addition, Equity Office Predecessors sold Barton Oaks Plaza II in January 1997 and 8383 Wilshire in May 1997. These properties consisted of approximately 535,992 net rentable square feet. In January 1996, Equity Office Predecessors sold the condominium portion of Three Lakeway, a mixed-use property. Below is a summary of the operations of these office properties through their respective disposition dates:

                                                                FOR THE YEARS ENDED DECEMBER 31,
                                                                --------------------------------
                                                                  1998        1997        1996
                                                                --------    --------    --------
                                                                     (DOLLARS IN THOUSANDS)
Property revenues...........................................    $18,075     $21,711     $31,383
Interest income.............................................          9          77          96
                                                                -------     -------     -------
     Total revenues.........................................     18,084      21,788      31,479
                                                                -------     -------     -------
Interest expense............................................        428       2,051       6,111
Depreciation and amortization...............................      2,603       4,176       7,839
Property operating expenses.................................      6,700       9,335      13,477
General and administrative..................................          2           4          --
                                                                -------     -------     -------
     Total expenses.........................................      9,733      15,566      27,427
                                                                -------     -------     -------
Income before gain on sales of real estate and extraordinary
  items.....................................................      8,351       6,222       4,052
Gain on sales of real estate and extraordinary items........     12,433      11,740       5,338
                                                                -------     -------     -------
Net income..................................................    $20,784     $17,962     $ 9,390
                                                                =======     =======     =======
Property revenues less property operating expenses before
  depreciation and amortization, general and administrative
  and interest expense......................................    $11,375     $12,376     $17,906
                                                                =======     =======     =======

LIQUIDITY AND CAPITAL RESOURCES

LIQUIDITY

     Net cash provided from operations represents the primary source of liquidity to fund distributions, debt service, recurring capital costs and non-revenue enhancing tenant improvements. The Company currently intends to continue to make, but has not contractually bound itself to make, regular quarterly distributions to holders of Series A Preferred Shares, Series B Preferred Shares, Series C Preferred Shares, Common Shares and Units. The Company has established annual distribution rates as follows: 8.98% per annum ($2.245 per share) for each Series A Preferred Share, 5.25% per annum ($2.625 per share) for each Series B Preferred Share, 8.625% per annum ($2.15625 per share) for each Series C Preferred Share and $1.48 per annum per Common Share and Unit. The Company increased its Common Share and Unit distribution from $1.28 per annum to $1.48 per annum effective for the quarter ended September 30, 1998.

     The Company intends to continue to fund distributions, debt service, recurring capital costs and non-revenue enhancing tenant improvements from cash from operations and draws under the $1.0 Billion Credit Facility. The Company also expects that the $1.0 Billion Credit Facility will provide for temporary working capital, the funding of capital improvements and revenue enhancing tenant improvements, unanticipated cash needs and funding of acquisitions and development costs.

     Since the anticipated size of the Company's distributions will not allow the Company, using only cash from operations, to retire all of its debt as it comes due, the Company will be required to repay maturing debt with funds from debt and/or equity financing.

DEBT FINANCING

     The table below summarizes the mortgage debt, unsecured notes and lines of credit indebtedness outstanding at December 31, 1998 and 1997, including a net premium on mortgage debt and unsecured notes (net of accumulated amortization of approximately $2.7 million and $2.1 million) of approximately $17.8 million and $1.2 million, respectively, recorded in connection with the Company's Consolidation, debt assumed in connection with certain of the Company's acquisitions, and unsecured notes.

                                                              DECEMBER 31,1998    DECEMBER 31, 1997
                                                              -----------------   -----------------
                                                                     (DOLLARS IN THOUSANDS)
DEBT SUMMARY:
Balance
  Fixed rate................................................     $4,739,018          $2,219,496
  Variable rate.............................................      1,286,387           2,064,821
                                                                 ----------          ----------
     Total..................................................     $6,025,405          $4,284,317
                                                                 ==========          ==========
Percent of total debt:
  Fixed rate................................................          78.7%               51.8%
  Variable rate.............................................          21.3%               48.2%
                                                                 ----------          ----------
     Total..................................................         100.0%              100.0%
                                                                 ==========          ==========
Weighted average interest rate at end of period:
  Fixed rate................................................           7.3%                7.5%
  Variable rate.............................................           6.4%                6.9%
                                                                 ----------          ----------
     Weighted average.......................................           7.1%                7.2%
                                                                 ==========          ==========

     A majority of the variable rate debt shown above bears interest at an interest rate based on LIBOR.

MORTGAGE FINANCING

     As of December 31, 1998, the Company's total mortgage debt (excluding the Company's share of unconsolidated debt of approximately $124.3 million) consisted of approximately $2.3 billion of fixed rate debt with a weighted average interest rate of approximately 7.6% and $70.4 million of variable rate debt based on various spreads over LIBOR. The Company's mortgage debt at December 31, 1998 will mature as follows:

                                                                (DOLLARS IN
                                                                THOUSANDS)
                                                                -----------
1999........................................................    $  116,346
2000........................................................       185,888
2001........................................................       488,968
2002........................................................        78,398
2003........................................................       298,014
Thereafter..................................................     1,168,957
                                                                ----------
     Subtotal...............................................     2,336,571
Net premium (net of accumulated amortization of $3.0
  million)..................................................        13,517
                                                                ----------
     Total..................................................    $2,350,088
                                                                ==========

     In the first quarter of 1999, the Company repaid approximately $257.0 million of mortgage debt (of which approximately $90.7 million was scheduled to mature in 1999) and anticipates repaying an additional $240.0 million with proceeds from the Company's $1.0 billion unsecured notes offering in January 1999.

     The instruments encumbering the Properties restrict transfer of the mortgaged Properties subject to the terms of the mortgage indebtedness, prohibit additional liens and require payment of taxes on the mortgaged

Properties, maintenance of the mortgaged Properties in good condition, maintenance of insurance on the mortgaged Properties and obtaining lender consent to leases with material tenants.

CREDIT FACILITIES

Lines of Credit

     On May 29, 1998, the Company amended and restated the $600 Million Credit Facility to a $1.0 billion unsecured revolving credit facility (the "$1.0 Billion Credit Facility"). The $1.0 Billion Credit Facility matures on May 29, 2001. The Company incurred fees of approximately $2.5 million at the closing of the $1.0 Billion Credit Facility which will be amortized over the term along with approximately $1.0 million of unamortized deferred financing costs on the $600 Million Credit Facility. The interest rate is based on the Company's investment grade credit rating on its unsecured debt and is currently LIBOR plus 60 basis points with a facility fee equal to 20 basis points in respect to the entire facility, payable quarterly. In addition, a competitive bid option, whereby the lenders participating in the facility bid on the interest rate to be charged, is available for up to $350 million of the facility. The outstanding balance on the $1.0 Billion Credit Facility was $688.0 million as of December 31, 1998. Subsequent to December 31, 1998, the Company repaid $663.0 million on the $1.0 Billion Credit Facility.

Term Loan Facilities

     On August 14, 1998, the Company closed on the $328 Million Credit Facility. The facility is priced at 90-day LIBOR plus 80 basis points and is prepayable on any interest payment date. The facility matures on August 15, 2000. The proceeds from the facility were used to pay down the $1.0 Billion Credit Facility.

     On September 22, 1998, the Company closed on the $200 Million Credit Facility. Interest accrues under the $200 Million Credit Facility at an initial rate of LIBOR plus 50 basis points with a facility fee equal to 20 basis points per annum. Pricing for the first twelve months is based on a matrix tied to the Company's credit rating and may be reset after the first twelve months for an additional six months and again after eighteen months for an additional six months for a ten basis point fee. The proceeds from the facility were used to paydown the $1.0 Billion Credit Facility.

UNSECURED NOTES

$180 Million Notes Offering

     In September 1997, the Company issued the $180 Million Notes. The $180 Million Notes were issued in four tranches with maturities from seven to ten years.

$1.25 Billion Notes Offering

     In February 1998, the Company issued the $1.25 Billion Notes. The $1.25 Billion Notes were issued in four tranches with maturities of five to twenty years.

$250 MandatOry Par Put Remarketed Securities Offering

     Also in February 1998, the Company issued the $250 Million MOPPRS which are subject to mandatory tender on February 15, 2002.

$775 Million Notes and 300,000 Warrants Offering

     In June 1998, the Company issued the $775 Million Notes in three tranches with maturities of six to thirty years, along with 300,000 warrants to purchase an additional $300 million in unsecured notes at a later date. Each warrant entitles the holder thereof to purchase a new $1,000 note at par on December 15, 1999 (or in certain circumstances on January 18, 2000) at a stated rate of 6.763%, which will mature on June 15, 2008 and will have other terms substantially similar to the $300 million nine year notes due 2007.

$1.0 Billion Unsecured Notes Offering

     In January 1999, the Company issued the $1.0 Billion Notes in three tranches with maturities of three to ten years and will use the net proceeds of approximately $990.1 million to repay $497.0 million of mortgage debt, $16.0 million in prepayment penalties and $477.1 million of amounts outstanding on the $1.0 Billion Credit Facility.

     The table below summarizes the Company's unsecured notes as of February 28, 1999:

                                                                   AMOUNT        STATED    EFFECTIVE
                          TRANCHE                              (IN THOUSANDS)     RATE      RATE(1)
                          -------                              --------------    ------    ---------
3 Year Notes due 2002......................................      $  200,000       6.4%       6.6%
4 Year MOPPRS due 2002(2)..................................         250,000       6.4%       6.3%
5 Year Notes due 2003......................................         300,000       6.4%       6.8%
5 Year Notes due 2004......................................         300,000       6.5%       6.7%
6 Year Notes due 2004......................................         250,000       6.5%       6.7%
7 Year Notes due 2004......................................          30,000       7.2%       7.3%
7 Year Notes due 2005......................................         400,000       6.6%       7.0%
8 Year Notes due 2005......................................          50,000       7.4%       7.7%
9 Year Notes due 2006......................................          50,000       7.4%       7.7%
9 Year Notes due 2007......................................         300,000       6.8%       6.8%
10 Year Notes due 2007.....................................          50,000       7.4%       7.7%
10 Year Notes due 2008.....................................         300,000       6.8%       7.0%
10 Year Notes due 2009.....................................         500,000       6.8%       6.9%
20 Year Notes due 2018.....................................         250,000       7.3%       7.6%
30 Year Notes due 2028.....................................         225,000       7.3%       7.3%
                                                                 ----------       ----       ----
  Subtotal.................................................       3,455,000       6.7%       6.9%
                                                                                  ====       ====
Net premium (net of accumulated amortization of $.3
  million).................................................             992
                                                                 ----------
  Total....................................................      $3,455,992
                                                                 ==========

(1) Includes the cost of the terminated interest rate protection agreements, offering and transaction costs, the premium on the warrants and the discount on unsecured notes.

(2) The MOPPRS are subject to mandatory redemption in 2002 but do not mature until 2012.

     The Company filed a registration statement, which was declared effective on June 18, 1998, relating to an offer to exchange the privately offered $180 Million Notes, the $1.25 Billion Notes and the $250 Million MOPPRS for registered and, therefore, tradeable securities of the Company with terms identical in all material respects to the terms of the previously issued securities. This exchange offer expired on July 30, 1998 and a majority of the holders exchanged their notes for registered notes of the Company.

     The Company filed a shelf registration statement, which was declared effective on July 22, 1998, relating to the potential issuance from time to time of up to $2.0 billion of unsecured debt securities and warrants exercisable for debt securities in amounts, at initial prices and on terms to be determined at the time of offering. The securities may be issued separately or together, in separate series and in amounts, at prices and on terms to be described in one or more supplements to the prospectus. The Company sold $1.0 billion of unsecured notes in January 1999 under this registration statement.

     The Company filed a shelf registration statement, which was declared effective on September 4, 1998, relating to an offer to exchange (a) the $775 Million Notes; (b) 300,000 warrants to purchase an additional $300 million in unsecured notes at a later date; and (c) portions of the $1.25 Billion Notes and $250 Million MOPPRS for registered securities of the Company with terms identical in all material respects to the terms of the existing securities. This exchange offer expired on October 27, 1998 and a majority of the holders exchanged their restricted securities for registered notes and warrants of the Company.

Restrictions and Covenants

     Agreements or instruments relating to the unsecured notes and lines of credit contain certain restrictions and requirements regarding total debt to assets ratios, secured debt to total assets ratios, debt service coverage ratios, minimum ratio of unencumbered assets to unsecured debt and other limitations.

EQUITY SECURITIES

     Below is a summary of the equity securities issued in connection with various transactions occurring since January 1, 1998:

     - In February 1998, the Company issued the Series B Preferred Shares which are convertible at any time at the option of the holder to Common Shares at a conversion price of $35.70 per Common Share (equivalent to a conversion ratio of 1.40056 Common Shares for each Series B Preferred Share). The Series B Preferred Shares are non-callable for five years with a mandatory call in year 2008. Proceeds from the Series B Preferred Share Offering were used to pay down amounts outstanding under the line of credit.

     - In April 1998, the Company privately placed 1,628,009 restricted Common Shares at $28.5625 per share for net proceeds of approximately $44.1 million which were used to pay down the credit facilities.

     - The Company filed a shelf registration statement which was declared effective on July 22, 1998, relating to the registration of $1.5 billion of Common Shares, preferred shares of beneficial interest and warrants to be issued at prices and on terms to be determined at the time of offering. The Company may or may not issue the securities separately or together, in separate series, in amounts, at prices and on terms described in one or more supplements to the prospectus. The Series C Preferred Shares were issued under this registration statement in December 1998.

     - In December 1998, the Company issued the Series C Preferred Shares. The shares are non-redeemable for five years, and after five years may be redeemed by the Company at par plus accumulated distributions. This offering generated net proceeds of approximately $111.4 million after offering costs of $3.6 million. The net proceeds were used to pay down the $1.0 Billion Credit Facility. Each share will be entitled to receive an annual distribution of $2.15625 to be paid quarterly.

     - During 1998, there were 809,653 share options exercised, 380,000 restricted Common Shares issued, 7,043,510 Units issued in connection with property acquisitions, 7,556,332 Units redeemed into Common Shares on a one-for-one basis, and 1,167 Units converted into cash.

     - Effective as of August 13, 1998, the Company amended a pre-existing put option agreement with certain sellers of the Wright Runstad Properties (the "WR Holders"). The WR Holders have the option on August 13, 1999 to require the Company to purchase all or a portion of the 3,435,688 Common Shares, issued at acquisition, at a price equal to $31.50 per Common Share. Prior to August 13, 1999, if the WR Holders sell all or a portion of their Common Shares to a third party for a price less than $29.10625 per Common Share, then the Company shall pay to the WR Holders an amount equal to the difference between such sale price and $29.10625 multiplied by the number of Common Shares sold, not to exceed $3.00 per Common Share. Any amounts paid by the Company as a result of such sales, calculated as the difference between the sale price and $29.10625 not exceeding $3.00 per Common Share, shall be recorded as a reduction of shareholders' equity. For options exercised on August 13, 1999, any amounts paid up to $29.10625 per Common Share would be reflected as a reduction to shareholders' equity; the portion of any amounts paid in excess of $29.10625 per Common Share (not to exceed $31.50 per Common Share) would be expensed by the Company. The portion expensed would not exceed $2.39375 per Common Share.

     - Effective as of September 3, 1998, the Company amended its pre-existing put option agreement with the seller of the Columbus America Properties (the "CA Holder") related to 1,692,546 Units issued at acquisition. The CA Holder has the option at any time after January 1, 1999 until the earlier of

        a) September 3, 2000 or b) the date the CA Holder has converted all of its Units to Common Shares, to require the Company to purchase the Units at a price equal to $29.00 per Unit. Under the terms of the agreement, prior to September 3, 1999, the option shall be limited to an aggregate of 846,273 Units. In the event of any option exercise, the Company will recognize any cash paid as a reduction of minority interest.

     - In connection with the acquisition of Worldwide Plaza on October 1, 1998, the Company issued a transferable put option on Units exercisable only on the third anniversary of closing with an estimated fair value of approximately $27.4 million. This option entitles its holder to additional Common Shares, the number of which shall be determined using a formula based on the extent, if any, that the Common Shares are then trading at less than $29.05 per share.

MARKET RISK

     The Company's future earnings, cash flows and fair values relevant to financial instruments are dependent upon prevalent market rates. Market risk is the risk of loss from adverse changes in market prices and interest rates. The Company manages its market risk by matching projected cash inflows from operating activities, financing activities and investing activities with projected cash outflows to fund debt payments, acquisitions, capital expenditures, distributions and other cash requirements. The majority of the Company's outstanding debt (maturing at various times through 2028) has a fixed interest rate, which minimizes the interest rate risk. The Company also utilizes certain derivative financial instruments at times to limit market risk. Interest rate protection agreements are used to convert floating rate debt to a fixed rate basis or to hedge anticipated financing transactions. Derivatives are used for hedging purposes rather than speculation. The Company does not enter into financial instruments for trading purposes.

     The Company has total outstanding debt of approximately $6.0 billion at December 31, 1998, of which approximately $1.3 billion, or 21%, is variable rate debt. If market rates of interest on the Company's variable rate debt increase by ten percent (or approximately 64 basis points), the increase in interest expense on the Company's variable rate debt would decrease future earnings and cash flows by approximately $8.2 million. If market rates of interest increase by ten percent, the fair value of the Company's total outstanding debt would decrease by approximately $141.0 million. If market rates of interest on the Company's variable rate debt decrease by ten percent (or approximately 64 basis points), the decrease in interest expense on the Company's variable rate debt would increase future earnings and cash flows by approximately $8.2 million. If market rates of interest decrease by ten percent, the fair value of the Company's total outstanding debt would increase by approximately $146.0 million.

     At December 31, 1998, the Company has put option agreements outstanding in connection with the acquisition of the Wright Runstad Properties and Columbus America Properties. On August 13, 1999, the holders of Wright Runstad options (the "WR Holders"), can require the Company to purchase all or a portion of the 3,435,668 Common Shares issued at acquisition at a price equal to $31.50 per Common Share. Prior to August 13, 1999, if the WR Holders sell all or a portion of their Common Shares to a third party for a price less than $29.10625, then the Company is obligated to pay to the WR Holders an amount equal to the difference between such sale price and $29.10625 multiplied by the number of Common Shares sold, not to exceed $3.00 per Common Share. Any amounts paid by the Company as a result of such sales, calculated as the difference between the sale price and $29.10625 not exceeding $3.00 per Common Share, shall be recorded as a reduction of shareholders' equity. For options exercised on August 13, 1999, any amounts paid up to $29.10625 per Common Share would be reflected as a reduction to shareholders' equity; the portion of any amounts paid in excess of $29.10625 per Common Share (not to exceed $2.39375 per Common Share up to an aggregate of approximately $8.2 million) would be expensed by the Company. The Company will not incur any loss on this transaction if the put option is not exercised.

     The Company's cash flows could decrease by up to $10.3 million if, prior to August 13, 1999, the WR Holders sell all their Common Shares to third parties. Cash flows of the Company may decrease by up to approximately $108 million if the WR Holders exercise their rights under the put option agreement on August 13, 1999. There will be no impact on cash flows from this transaction if the put option is not exercised.

     The Company has a put option agreement outstanding with the seller of the Columbus America Properties (the "CA Holder") related to 1,692,546 Units issued at acquisition. The CA Holder has the option at any time after January 1, 1999 until the earlier of September 3, 2000 or the date the CA Holder has converted all of its Units to Common Shares, to require the Company to purchase the Units at a price equal to $29.00 per Unit. Under the terms of the agreement, prior to September 3, 1999, the option shall be limited to an aggregate of 846,273 Units. In the event of any option exercise the Company will recognize any cash paid as a reduction in minority interest. Cash flows of the Company may decrease by up to approximately $49.1 million if the CA Holders exercise their rights under the put option agreement. There will be no impact on cash flows from this transaction if the put option is not exercised.

     These amounts were determined by considering the impact of hypothetical interest rates and equity prices on the Company's financial instruments. These analyses do not consider the effects of the reduced level of overall economic activity that could exist in such an environment. Further, in the event of a change of such magnitude, management would likely take actions to further mitigate its exposure to the change. However, due to the uncertainty of the specific actions that would be taken and their possible effects, these analyses assumes no changes in the Company's financial structure.

CASH FLOWS

     For discussion purposes, the cash flows for 1997 combined the cash flows of Equity Office Predecessors for the period January 1, 1997 through July 10, 1997 and the cash flows of the Company for the period July 11, 1997 through December 31, 1997. The cash flows for 1996 represent solely the cash flows of Equity Office Predecessors. Consequently, the comparison of the periods provides only limited information regarding the cash flows of the Company.

YEARS ENDED DECEMBER 31, 1998 AND 1997

     Cash and cash equivalents decreased by approximately $161.8 million to $67.1 million at December 31, 1998, from $228.9 million at December 31, 1997. This decrease was the result of approximately $759.1 million provided by operating activities, $2,231.7 million used for investing activities and $1,310.8 million provided by financing activities. Net cash provided by operating activities increased by approximately $472.4 million from $286.7 million primarily due to the additional cash flow generated by the increase in the number of Properties owned. Net cash used for investing activities increased by approximately $68.4 million from $2,163.3 million mainly due to an increase in the amount of cash used for real estate assets purchased during 1998 compared to 1997. Net cash provided by financing activities decreased by approximately $565.4 million from $1,876.2 million due primarily to a net pay down of the credit facilities and distributions to common shareholders, unitholders and preferred shareholders partially offset by proceeds from unsecured notes and the line of credit.

YEARS ENDED DECEMBER 31, 1997 AND 1996

     Cash and cash equivalents decreased by approximately $181.5 million, to approximately $228.9 million at December 31, 1997, compared to $410.4 million at December 31, 1996. This decrease was the result of approximately $2.2 billion invested in new acquisitions, capital and tenant improvements, and payment of leasing commissions reduced by approximately $286.7 million of cash generated by operations and $1.9 billion generated from financing activities (including the $181.1 million contributed by Equity Office Predecessors). Net cash provided by operating activities increased by approximately $120.7 million to approximately $286.7 million from $166.0 million primarily due to the additional cash flow generated by the increase in the number of Properties owned. Net cash used for investing activities increased by approximately $1.3 billion from $0.9 billion to $2.2 billion mainly due to an increase in the amount of real estate assets purchased during 1997 compared to 1996. Net cash provided by financing activities increased by approximately $0.8 billion from $1.1 billion to $1.9 billion due to net proceeds from the sale of Common Shares, an increase in proceeds from lines of credit and unsecured notes, partially offset by a decrease in proceeds from mortgage notes and an increase in principal payments on mortgage notes and lines of credit.

CAPITAL IMPROVEMENTS

     The Company has a history of acquiring and repositioning undercapitalized and poorly managed properties, many of which have required significant capital improvements due to deferred maintenance and/or required substantial renovation to enable them to compete effectively. A number of the Properties also have had significant amounts of shell space requiring build out at the time of acquisition. The Company takes these capital improvements and revenue enhancing tenant improvements into consideration at the time of acquisition in determining the amount of equity and debt financing required to purchase the property and fund the improvements. Therefore, capital improvements made during the first five years after acquisition of these Properties are treated separately from typical recurring capital expenditures, non-revenue enhancing tenant improvements and leasing commissions required once these Properties have reached stabilized occupancy, and deferred maintenance and renovations planned at the time of acquisition have been completed. Capital improvements (including tenant improvements and leasing commissions for shell space) for the years ended December 31, 1998, 1997 and 1996 were approximately $44.1 million, $46.8 million and $53.0 million, respectively or $0.59, $.72 and $1.85 per square foot, respectively. These amounts exclude capital and tenant improvements of approximately $70.0 million, $31.2 million and $47.3 million incurred for the years ended December 31, 1998, 1997 and 1996, respectively for developments.

     The Company considers capital expenditures to be recurring expenditures relating to the ongoing maintenance of the Office Properties. The table below summarizes capital expenditures (excluding Properties disposed of) for the years ended December 31, 1998, 1997 and 1996. The capital expenditures set forth below are not necessarily indicative of future capital expenditures.

                                                                  FOR THE YEARS ENDED
                                                                     DECEMBER 31,
                                                                -----------------------
                                                                1998     1997     1996
                                                                -----    -----    -----
Number of Office Properties.................................      284      258       82
Rentable square feet (in millions)..........................     75.1     65.3     28.7
Annual capital expenditures per square foot.................    $0.17    $0.08    $0.16

TENANT IMPROVEMENTS AND LEASING COMMISSION COSTS

     The Company distinguishes its tenant improvements and leasing commissions between those that are revenue enhancing (i.e., required for space which is vacant at the time of acquisition or that has been vacant for nine months or more) and non-revenue enhancing (i.e., required to maintain the revenue being generated from currently leased space). The table below summarizes the revenue enhancing and non-revenue enhancing tenant improvements and leasing commissions (excluding Properties disposed of) for the years ended December 31, 1998, 1997 and 1996 excluding amounts attributable to developments in process. The tenant improvement and leasing commission costs set forth below are presented on an aggregate basis and do not reflect significant regional variations and, in any event, are not necessarily indicative of future tenant improvements and leasing commission costs:

                                                                FOR THE YEARS ENDED DECEMBER 31,
                                                                --------------------------------
                                                                1998 (1)    1997 (1)    1996 (1)
                                                                --------    --------    --------
Number of Office Properties.................................        284         258          82
Rentable square feet (in millions)..........................       75.1        65.3        28.7
Revenue enhancing tenant improvements and leasing
  Commissions:
  Amounts (in thousands)....................................    $42,817     $18,272     $31,534
  Per square foot improved..................................    $ 16.33     $ 19.74     $ 30.26
  Per total square foot.....................................    $  0.57     $  0.27     $  1.10
Non-revenue enhancing tenant improvements and leasing
  commissions:
Renewal space:
  Amounts (in thousands)....................................    $27,176     $ 8,334     $15,486
  Per square foot improved..................................    $  7.74     $  5.73     $  6.79
  Per total square foot.....................................    $  0.36     $  0.12     $   .54
Retenanted space:
  Amounts (in thousands)....................................    $33,324     $14,806     $31,987
  Per square foot improved..................................    $ 16.97     $ 15.10     $ 20.64
  Per total square foot.....................................    $  0.44     $  0.22     $  1.11
                                                                -------     -------     -------
Total non-revenue enhancing (in thousands)..................    $60,500     $23,140     $47,473
Per square foot improved....................................    $ 11.05     $  9.50     $ 12.39
Per total square foot.......................................    $  0.80     $  0.35     $  1.65

---------------

(1) The per square foot calculations as of December 31, 1998, 1997 and 1996 are calculated taking the total dollars anticipated to be incurred on tenant improvements for tenants taking occupancy during the year ended December 31, 1998 and 1997, and tenant improvements in process at December 31, 1996, divided by the total square footage being improved or total building square footage. The actual amounts incurred as of December 31, 1998, 1997 and 1996 for revenue enhancing, non-revenue enhancing renewal and retenanted space are summarized below:

                                                                FOR THE YEARS ENDED DECEMBER 31,
                                                                --------------------------------
                                                                  1998        1997        1996
                                                                --------    --------    --------
                                                                     (DOLLARS IN MILLIONS)
    Actual Amounts Expended:
    Revenue enhancing.......................................    $  39.0     $  18.4     $  30.6
    Non-revenue enhancing renewal...........................    $  33.2     $  12.4     $  14.0
    Non-revenue enhancing retenanted........................    $  51.9     $  33.5     $  20.8

DEVELOPMENT

     In connection with the Beacon Merger and other acquisitions, the Company acquired certain Properties that are currently in various stages of development or pre-development. The Company funds these developments with proceeds from working capital and the credit facilities. Specifically identifiable direct and indirect acquisition, development and construction costs are capitalized including, where applicable, salaries and related costs, real estate taxes, interest and certain pre-construction costs essential to the development of a property. As of December 31, 1998, the Company had incurred approximately $268.4 million of costs in connection with the Properties being developed. The Properties under development as of December 31, 1998 are as follows:

                                                         ESTIMATED              ESTIMATED
                                                           PLACE                RENTABLE                 TOTAL
                                                         IN SERVICE   PERCENT    SQUARE      COSTS     ESTIMATED
PROPERTY                                 LOCATION         DATE(1)     LEASED     FOOTAGE    INCURRED    COST(1)
--------                             -----------------   ----------   -------   ---------   --------   ---------
                                                                                                (DOLLARS IN
                                                                                                 THOUSANDS)
Developments in Service:
Tower at New England Executive Park  Burlington, MA          3/98       22%      194,911    $ 31,102   $ 41,000
Colonnade III                        Dallas, TX              9/98       70%      377,639      64,044     68,000
Crosby Corporate Center II           Bedford, MA            10/98       69%      257,528      34,886     42,000
                                                                                 -------    --------   --------
                                                                      Total      830,078    $130,032   $151,000
                                                                                 =======    ========   ========
Developments:
Reston Town Center Garage            Reston, VA           4Q/1999       N/A           (2)   $  2,937   $ 13,000
150 California                       San Francisco, CA    1Q/2000        0%      201,554      16,938     66,000
John Marshall III                    McLean, VA           1Q/2000      100%      180,000      18,081     46,000
Riverside Center                     Newton, MA           2Q/2000        0%      494,710      33,635    112,000
Other Projects (3)                   --                        --        --           --      66,127         --
                                                                                 -------    --------   --------
                                                                      Total      876,264    $137,718   $237,000
                                                                                 =======    ========   ========

     In addition, the Company has entered into agreements to acquire the following properties upon completion:

                                                       ESTIMATED             ESTIMATED
                                                       PLACE IN              RENTABLE                 TOTAL
                                                        SERVICE    PERCENT    SQUARE      COSTS     ESTIMATED
PROPERTY                                LOCATION        DATE(1)    LEASED     FOOTAGE    INCURRED    COST(1)
--------                             ---------------   ---------   -------   ---------   --------   ---------
                                                                                             (DOLLARS IN
                                                                                              THOUSANDS)
Rand Tower Garage                    Minneapolis, MN    2Q/1999      N/A           (4)     $ 71     $ 19,000
Prominence (5)                       Atlanta, GA        3Q/1999       1%      425,706       535       87,000
World Trade Center                   Seattle, WA        1Q/2000     100%      186,787        17       39,000
                                                                              -------      ----     --------
                                                                   Total      612,493      $623     $145,000
                                                                              =======      ====     ========

     The above transactions are contingent upon certain terms and conditions as set forth in their respective purchase agreements. There can be no assurance that these transactions will be consummated as described above.

     In addition, the Company has entered into separate joint ventures to develop the following properties:

                                                    ESTIMATED             ESTIMATED
                                                    PLACE IN              RENTABLE                 TOTAL
                                                     SERVICE    PERCENT    SQUARE      COSTS     ESTIMATED
PROPERTY                               LOCATION      DATE(1)    LEASED     FOOTAGE    INCURRED    COST(1)
--------                             ------------   ---------   -------   ---------   --------   ---------
                                                                                          (DOLLARS IN
                                                                                           THOUSANDS)
Metropoint II (6)                    Denver, CO      1Q/1999       19%     150,181    $ 7,676    $ 17,000
Sunset North Corporate Campus(7)     Bellevue, WA    4Q/1999       41%     460,663     27,861      81,000
Three Bellevue Center (8)            Bellevue, WA    1Q/2000        0%     471,635      4,501      72,000
                                                                          ---------   -------    --------
                                                                 Total    1,082,479   $40,038    $170,000
                                                                          =========   =======    ========

---------------

(1) The Estimated Place in Service Date represents the date the certificate of occupancy has been or is anticipated to be obtained. Subsequent to obtaining the certificate of occupancy, the Property will undergo a lease up period. The Total Estimated Cost includes amounts attributable to tenanting the Property.

(2) This property is a parking facility that will consist of approximately 530 parking spaces and 34,700 square feet of retail space.

(3) These projects are in various stages of development or pre-development. The Company has taken the necessary steps to continue the development process while it evaluates its alternatives with respect to these projects.

(4) This property is a parking facility that will consist of approximately 589 parking spaces.

(5) The estimated cost of this property excludes a vacant land parcel valued at approximately $7.0 million, that will be purchased with the building.

(6) The Cost Incurred and Total Estimated Cost reflect the Company's 70% interest in this project. The total cost of the project including the joint venture partner's share is approximately $24.0 million.

(7) The Cost Incurred and Total Estimated Cost reflect the Company's 80% interest in this project including the Company's pro-rata share of the development loan. The total cost of the project including the joint venture partner's share is approximately $101.0 million of which up to $68.0 million will be funded by a development loan. The Company's share of the development loan outstanding at December 31, 1998 is approximately $3.1 million.

(8) The Cost Incurred and Total Estimated Cost reflect the Company's 80% interest in this project including the Company's pro-rata share of the development loan. The total cost of the project including the joint venture partner's share is approximately $90.0 million of which up to $60.0 million will be funded by a development loan. The Company's share of the development loan outstanding at December 31, 1998 is approximately $.3 million.

     In addition to the properties described above, the Company owns various land parcels available for development. However, no significant development activity is taking place on these sites at this time.

YEAR 2000

OVERVIEW OF Y2K PROBLEM

     The Year 2000 or "Y2K" problem refers to the inability of many existing computer programs to properly recognize a year that begins with "20" instead of the familiar "19". If left uncorrected, many computer programs having time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. The failure to accurately recognize the year 2000 and other key dates could result in a variety of problems from data miscalculations to the failure of entire systems. Among the assumptions the Company has made in the course of this discussion are the following:

     - The Company's ability to accurately determine its Y2K readiness on a cost effective basis.

     - The availability of personnel and systems as required to correct any Y2K problems known to the Company.

     - The continued availability of such personnel and systems on a commercially reasonable basis throughout 1999.

THE YEAR 2000 PROGRAM

     In the early months of 1998, the Company formed a Year 2000 committee for the purpose of creating a program (the "Program") to identify, understand and address the myriad of issues associated with the Y2K problem. Such committee is comprised of representatives from senior management and various departments at the home and regional offices, including the legal, engineering, telecommunications, information systems and office services departments. Due to the wide ranging implications of the Y2K problem, management decided to carry out the Program in multiple phases during 1998 and the remainder of 1999. What follows is a description of the activities that have been or are expected to be conducted in each phase of the Program, including a summary of the results obtained to date and a time table for completion. Although many of the phases of the Program are being carried out simultaneously, the various phases will be discussed separately.

PHASE ONE -- ASSESSING THE COMPANY'S Y2K READINESS

     The initial step in assessing the Company's Y2K readiness consists of conducting a study to identify any systems that are date sensitive and, accordingly, could have potential Y2K problems. The study includes an examination of information technology and non-information technology systems at the Company's home and regional offices and at the Company's Properties. For the most part, the initial step of identifying potentially problematic systems has been completed by the Company's information services department and building engineers through a combination of physical inspections and informational interviews with Company employees. However, the initial study of the Company's secondary systems (described below) remains to be completed and is being handled with the assistance of an outside consultant.

     After identifying systems that could have a potential Y2K problem, the Company is attempting to determine which of the systems actually have a Y2K problem. Much of the required information is within the exclusive control of the Company's vendors and manufacturers, who are being contacted through standard form letters and telephone calls requesting information. In addition to examining the Company's systems for compliance, the Company continues to assess the progress of the Building Owners and Managers Association ("BOMA"), the General Services Administration ("GSA") and other industry leaders that are monitoring the compliance efforts of the major utility and telecommunications companies. The following is a summary of the Phase One results obtained to date.

BUILDING MANAGEMENT SYSTEMS

     The Company has identified six categories of building management systems in which it has the most exposure to potential Y2K problems. These categories include:

     -  Building automation (e.g. energy management, HVAC)

     -  Security card access

     -  Fire and life safety

     -  Elevator

     -  Garage revenue control

     -  Office equipment

     In January 1999, the Company completed a preliminary Y2K compliance study of the building management systems outlined above at each of the Company's Properties. Based upon this study, the Company will upgrade or replace specific building management systems that were determined not to be compliant. The estimated cost of such upgrades and replacements is described in the Phase Two summary that follows.

INFORMATION SYSTEMS

     The Company's information systems falls into four general categories: accounting and property management, network operating systems, desktop software and secondary systems.

ACCOUNTING AND PROPERTY MANAGEMENT

     Management has determined the Company's exposure with respect to the Company's accounting and property management software. Specifically, although the general ledger system is compliant, the accounts payable and property management systems are not. The Company's current expected schedule for compliance is as follows:

     -  Test software upgrades -- In Progress

     -  Begin installation of upgrades -- First Quarter 1999

     -  Full Y2K compliance -- Second Quarter 1999

NETWORK OPERATING SYSTEMS

     Management believes that the network operating servers are currently approximately 50% compliant. The non-compliant servers require a software patch that is being acquired from the software manufacturer in order to become compliant. Upgrades of the Company's network operating systems are expected to be installed in the first and second quarters of 1999, bringing the network operating servers into full compliance. Management believes that testing of this new software will not be necessary, as it has already been proven in the industry to be Y2K compliant.

DESKTOP SOFTWARE

     Management believes that all of the Company's desktop systems and software applications have been reviewed. Management has identified those that are not in compliance and compiled a list of necessary upgrades. The efforts to ready the Company's desktop systems for Y2K are being directed towards a broader Company initiative referred to as EO 2000. As part of the EO 2000 program, the Company currently intends to install Windows 98 and Microsoft Office 97 in all field and home office desktop systems.

     The Company's timeframe for EO 2000 is expected to be as follows:

     -  Systems (hardware and software) testing for Y2K compliance -- Complete

     - Install updated software that will also provide Y2K compliance -- In Progress

     -  Complete installation/full compliance -- October 1999

SECONDARY INFORMATION SYSTEMS

     The Company's "secondary" information systems include, but are not limited to: payroll, human resources, fixed-asset system, forecasting modeling software, and all types of internally developed software, such as the Company's budget program and tenant-services system. As discussed above, the Company has retained a third party consultant to assist in identifying and assessing the compliance of the secondary systems. The initial step of identifying any non-compliant secondary systems should be completed by the end of the first quarter 1999 at a cost of approximately $300,000. Thereafter, a budget and timetable for the replacement or upgrade of any non-compliant secondary systems will be developed.

TELECOMMUNICATION SYSTEMS

     Management generally believes that the Company's internal telephone systems are not date sensitive and should not be materially affected by Y2K problems. Although there could be some convenience issues such as inaccurate voice-mail message date stamps, such problems are not expected to be material and, in large part, should be corrected prior to the year 2000.

PHASE TWO -- DETERMINING THE COST OF ACHIEVING Y2K READINESS AND IMPLEMENTING THE Y2K ACTION PLAN

     Except as described above with respect to the secondary systems, the work to date on Phase One of the Program has been performed by the Company's employees without additional cost. Based upon the preliminary studies that were completed in January 1999, the Company has budgeted approximately $7.4 million for the upgrade and replacement of building management systems having potential Y2K related problems. This amount equates to an average of approximately $.10 per rentable square foot at each of the Company's Properties. It is management's belief that a large part of the cost of bringing the building management systems into compliance will be considered to be reimbursable to the Company under most tenant leases or is being incurred as part of a broader initiative to improve building operating systems. The estimated cost of the EO 2000 initiative is $1.7 million. Most of the work related to EO 2000 is not Y2K related. The Company is still in the process of completing Phases One and Two of the Program with respect to Information Systems. Upon completion, the Company will prepare a budget and action plan for bringing the Information Systems into compliance.

PHASE THREE -- ASSESSING THE RISKS TO THE COMPANY OF NON-COMPLIANCE

     Management does not currently believe that the impact of the Y2K problem will have a material adverse effect on the Company's financial condition and results of operations. Such belief is based on management's analysis of the risks to the Company related to the Company's own potential Y2K problems discussed above, as well as its assessment of the Y2K problems of the Company's vendors, suppliers and customers.

FAILURE OF BUILDING MANAGEMENT SYSTEMS

     Management believes that the Y2K risks to the Company's financial condition and operation associated with a failure of building management systems is immaterial due to the fact that most building management systems can be operated in a manual or by-pass mode, thereby negating the Y2K problem until it can be corrected. In addition, each of the Company's Properties has, for the most part, separate building management systems. Accordingly, a Y2K problem that is experienced at one Property should have no effect on other Properties. In addition, based upon the study results received to date, management believes that the Company will have sufficient time to correct those system problems within its control before the year 2000. The Company has previously begun preliminary testing of building systems at several of its buildings sites, including Westbrook Corporate Center, Two California Plaza and State Street Bank Building. Testing of essential building management systems will continue throughout 1999.

     In the event the Company does experience a failure of essential building management systems at one or more of the Company's buildings, whether due to a failure of one of its systems or an interruption of utilities, management believes that the individual tenant leases will protect the Company from claims of constructive eviction or other remedies that could result in a termination of lease rights. It is also management's belief that most of its leases eliminate, limit or quantify the rights of a tenant to receive an abatement under such circumstances. Although there is always a risk of claims being brought on a non-contractual basis (e.g. in tort), it is the Company's belief that its efforts to identify and solve Y2K problems will minimize such risk. The Company has also attempted to allocate the risk of non-compliance to the vendors and manufacturers of the building management and information systems by establishing standard riders and addenda to be attached to new contracts for systems using time sensitive data.

FAILURE OF INFORMATION SYSTEMS

     Since the Company's major source of income is rental payments under long term leases, the failure of key information systems is not expected to have a material adverse effect on the Company's financial condition and results of operations. Even if the Company were to experience problems with its information systems, the payment of rent under the leases would not be excused. In addition, the Company expects to correct those information system problems within its control before the year 2000, thereby minimizing or avoiding the increased cost of correcting problems after the fact.

THE Y2K PROBLEMS OF THE COMPANY'S VENDORS

     The success of the Company's business is not closely tied to the operations of any one manufacturer, vendor or supplier. Accordingly, if any of the Company's manufacturers, vendors or suppliers ceases to conduct business due to Y2K related problems, the Company expects to be able to contract with alternate providers without experiencing any material adverse effect on the Company's financial condition and results of operations.

THE Y2K PROBLEMS OF THE COMPANY'S CUSTOMERS

     Due to our broad customer/tenant base, the success of the Company's business is not closely tied to the success of any particular tenant. Accordingly, management believes that there should not be a material adverse effect on the Company's financial condition and results of operations if any one of its tenants ceased to conduct business (and pay rent) due to Y2K related problems. This would not necessarily be the case, however, were Y2K problems sufficiently pervasive as to affect the financial conditions of a material number of the Company's tenants. As part of its efforts to keep its tenants advised as to the steps the Company is taking to address potential Y2K problems, the Company has also requested that its tenants provide it with periodic updates as to their Y2K readiness.

DOOMSDAY SCENARIO

     The Company is aware that it is generally believed that the world's Y2K problem, if uncorrected, may result in an economic crisis of global proportions. The Company is unable to determine whether such predictions are true or false. As mentioned above, the Company expects that the nature of its income (rent from good credit tenants under long term leases) should serve as a hedge against any short term disruptions of business. However, if the doomsday scenarios prove true, all companies (including Equity Office Properties Trust) will experience the effects.

PHASE FOUR -- DEVELOPING CONTINGENCY PLANS

     The Company currently does not have a contingency plan in place. Once the Company has proceeded further in the completion of the initial phases of the Program, contingency plans are expected to be developed.

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

     The following table reflects the calculation of the Company's and Equity Office Predecessors' combined Funds from Operations for the years ended December 31, 1998, 1997 and 1996 on a historical basis:

                                                           FOR THE YEARS ENDED DECEMBER 31,
                                                       ----------------------------------------
                                                          1998          1997(1)         1996
                                                       -----------    -----------    ----------
                                                                (DOLLARS IN THOUSANDS)
Income before allocation to minority interests,
  income from investment in unconsolidated joint
  ventures, gains on sales of real estate and
  extraordinary items:.............................    $   371,175    $   140,681    $   68,080
Add back (deduct):
  (Income) allocated to minority interests for
     partially owned properties....................         (2,114)        (1,701)       (2,086)
  Income from investment in unconsolidated joint
     ventures......................................         11,267          5,155         2,093
  Depreciation and amortization (real estate
     related)......................................        313,519        130,465        92,373
  Net amortization of net premium on mortgage
     debt..........................................            940          2,324            --
  Preferred dividends..............................        (32,202)          (649)           --
                                                       -----------    -----------    ----------
Funds from Operations before effect of adjusting
  straight-line rental revenue and expense included
  in Funds from Operations to a cash basis(2)......        662,585        276,275       160,460
  Deferred rental revenue..........................        (68,107)       (27,740)      (18,427)
  Deferred rental expense..........................          2,613          2,206           788
                                                       -----------    -----------    ----------
Funds from Operations excluding straight-line
  rental revenue and expense adjustments...........    $   597,091    $   250,741    $  142,821
                                                       ===========    ===========    ==========
Cash Flow Provided By (Used For):
  Operating Activities.............................    $   759,151    $   286,714    $  165,975
  Investing Activities.............................    $(2,231,712)   $(2,163,340)   $ (924,227)
  Financing Activities(3)..........................    $ 1,310,788    $ 1,876,197    $1,057,551
  Ratio of earnings to combined fixed charges and
     preferred share distributions.................            1.8            1.8           1.5

---------------

(1) Represents the combined results of Equity Office Predecessors for the period from January 1 through July 10, 1997 and the Company from July 11 through December 31, 1997.

(2) The White Paper on Funds from Operations approved by the Board of Governors of the National Association of Real Estate Investment Trusts ("NAREIT") in March 1995 defines Funds from Operations as net income (loss) (computed in accordance with GAAP), excluding gains (or losses) from debt restructuring and sales of properties, plus real estate related depreciation and amortization and after adjustments for unconsolidated partnerships and joint ventures. The Company believes that Funds from Operations is helpful to investors as a measure of the performance of an equity REIT because, along with cash flow from operating activities, financing activities and investing activities, it provides investors with an indication of the ability of the Company to incur and service debt, to make capital expenditures and to fund other cash needs. The Company computes Funds from Operations in accordance with standards established by NAREIT which may not be comparable to Funds from Operations reported by other REITs that do not define the term in accordance with the current NAREIT definition or that interpret the current NAREIT definition differently than the Company. Funds from Operations does not represent cash generated from operating activities in accordance with GAAP, nor does it represent cash available to pay distributions and should not be considered as an alternative to net income (determined in accordance with GAAP) as an indication of the Company's financial performance or to cash flow from operating activities (determined in accordance with GAAP) as a measure of the Company's liquidity, nor is it indicative of funds available to fund the Company's cash needs, including its ability to make cash distributions.

(3) For the year ended December 31, 1997, cash flow provided by financing activities includes approximately $181.1 million in cash contributed from Equity Office Predecessors in connection with the Consolidation.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company's future earnings, cash flows and fair values relevant to financial instruments are dependent upon prevalent market rates. Market risk is the risk of loss from adverse changes in market prices and interest rates. The Company manages its market risk by matching projected cash inflows from operating activities, financing activities and investing activities with projected cash outflows to fund debt payments, acquisitions, capital expenditures, distributions and other cash requirements. The majority of the Company's outstanding debt (maturing at various times through 2028) has a fixed interest rate, which minimizes the interest rate risk. The Company also utilizes certain derivative financial instruments at times to limit market risk. Interest rate protection agreements are used to convert floating rate debt to a fixed rate basis or to hedge anticipated financing transactions. Derivatives are used for hedging purposes rather than speculation. The Company does not enter into financial instruments for trading purposes.

     The Company has total outstanding debt of approximately $6.0 billion at December 31, 1998, of which approximately $1.3 billion, or 21%, is variable rate debt. If market rates of interest on the Company's variable rate debt increase by ten percent (or approximately 64 basis points), the increase in interest expense on the Company's variable rate debt would decrease future earnings and cash flows by approximately $8.2 million. If market rates of interest increase by ten percent, the fair value of the Company's total outstanding debt would decrease by approximately $141.0 million. If market rates of interest on the Company's variable rate debt decrease by ten percent (or approximately 64 basis points), the decrease in interest expense on the Company's variable rate debt would increase future earnings and cash flows by approximately $8.2 million. If market rates of interest decrease by ten percent, the fair value of the Company's total outstanding debt would increase by approximately $146.0 million.

     At December 31, 1998, the Company has put option agreements outstanding in connection with the acquisition of the Wright Runstad Properties and Columbus America Properties. On August 13, 1999, the holders of Wright Runstad options (the "WR Holders"), can require the Company to purchase all or a portion of the 3,435,668 Common Shares issued at acquisition at a price equal to $31.50 per Common Share. Prior to August 13, 1999, if the WR Holders sell all or a portion of their Common Shares to a third party for a price less than $29.10625, then the Company is obligated to pay to the WR Holders an amount equal to the difference between such sale price and $29.10625 multiplied by the number of Common Shares sold, not to exceed $3.00 per Common Share. Any amounts paid by the Company as a result of such sales, calculated as the difference between the sale price and $29.10625 not exceeding $3.00 per Common Share, shall be recorded as a reduction of shareholders' equity. For options exercised on August 13, 1999, any amounts paid up to $29.10625 per Common Share would be reflected as a reduction to shareholders' equity; the portion of any amounts paid in excess of $29.10625 per Common Share (not to exceed $2.39375 per Common Share up to an aggregate of approximately $8.2 million) would be expensed by the Company. The Company will not incur any loss on this transaction if the put option is not exercised.

     The Company's cash flows could decrease by up to $10.3 million if, prior to August 13, 1999, the WR Holders sell all their Common Shares to third parties. Cash flows of the Company may decrease by up to approximately $108 million if the WR Holders exercise their rights under the put option agreement on August 13, 1999. There will be no impact on cash flows from this transaction if the put option is not exercised.

     The Company has a put option agreement outstanding with the seller of the Columbus America Properties (the "CA Holder") related to 1,692,546 Units issued at acquisition. The CA Holder has the option at any time after January 1, 1999 until the earlier of September 3, 2000 or the date the CA Holder has converted all of its Units to Common Shares, to require the Company to purchase the Units at a price equal to $29.00 per Unit. Under the terms of the agreement, prior to September 3, 1999, the option shall be limited to an aggregate of 846,273 Units. In the event of any option exercise the Company will recognize any cash paid as a reduction in minority interest. Cash flows of the Company may decrease by up to approximately $49.1 million if the CA Holders exercise their rights under the put option agreement. There will be no impact on cash flows from this transaction if the put option is not exercised.

     These amounts were determined by considering the impact of hypothetical interest rates and equity prices on the Company's financial instruments. These analyses do not consider the effects of the reduced level of overall economic activity that could exist in such an environment. Further, in the event of a change of such magnitude, management would likely take actions to further mitigate its exposure to the change. However, due to the uncertainty of the specific actions that would be taken and their possible effects, these analyses assumes no changes in the Company's financial structure.

ITEM 8. FINANCIAL STATEMENTS.

                         REPORT OF INDEPENDENT AUDITORS

The Board of Trustees and Shareholders of Equity Office Properties Trust

     We have audited the accompanying consolidated balance sheets of Equity Office Properties Trust (the "Company") as of December 31, 1998 and 1997, and the related consolidated statements of operations, shareholders' equity and cash flows of the Company for the year ended December 31, 1998 and the period from July 11, 1997 to December 31, 1997, and the related combined statements of operations, owners' equity and cash flows of the Equity Office Predecessors, as defined in Note 1, for the period from January 1, 1997 to July 10, 1997, and for the year ended December 31, 1996. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Equity Office Properties Trust at December 31, 1998 and 1997, the consolidated results of Equity Office Properties Trust's operations and cash flows for the year ended December 31, 1998 and the period from July 11, 1997 to December 31, 1997, and the combined results of the Equity Office Predecessors', as defined in Note 1, operations and cash flows for the period from January 1, 1997 to July 10, 1997 and for the year ended December 31, 1996 in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                                               Ernst & Young LLP

Chicago, Illinois
February 9, 1999, except for Note 23,
as to which the date is February 16, 1999

                         EQUITY OFFICE PROPERTIES TRUST
                          CONSOLIDATED BALANCE SHEETS

                                                                       DECEMBER 31,
                                                                --------------------------
                                                                   1998           1997
                                                                -----------    -----------
                                                                  (DOLLARS IN THOUSANDS,
                                                                  EXCEPT PER SHARE DATA)
ASSETS:
  Investment in real estate.................................    $13,349,627    $10,746,424
  Developments in process...................................        268,373        259,718
  Land available for development............................         65,819         34,872
  Accumulated depreciation..................................       (352,259)       (64,695)
                                                                -----------    -----------
                                                                 13,331,560     10,976,319
  Cash and cash equivalents.................................         67,080        228,853
  Tenant and other receivables (net of allowance for
    doubtful accounts of $1,013 and $675, respectively).....         36,193         32,531
  Deferred rent receivable..................................         87,115         20,050
  Escrow deposits and restricted cash.......................        159,576         25,772
  Investment in unconsolidated joint ventures...............        378,534        387,332
  Deferred financing costs (net of accumulated amortization
    of $6,242 and $1,855,
  respectively).............................................         53,181          5,090
  Deferred leasing costs (net of accumulated amortization of
    $9,714 and $1,473,
  respectively).............................................         65,090         26,994
  Prepaid expenses and other assets.........................         82,962         48,731
                                                                -----------    -----------
    Total Assets............................................    $14,261,291    $11,751,672
                                                                ===========    ===========
LIABILITIES AND SHAREHOLDERS' EQUITY:
  Mortgage debt (including a net premium of $13,517 and
    $1,157, respectively)...................................    $ 2,350,088    $ 2,063,017
  Unsecured notes (including a net premium of $4,317 and $0,
    respectively)...........................................      2,459,317        180,000
  Lines of credit...........................................      1,216,000      2,041,300
  Accounts payable and accrued expenses.....................        347,970        260,401
  Due to affiliates.........................................          1,136            733
  Dividend/distribution payable.............................          5,080          1,191
  Other liabilities.........................................         93,022         45,055
                                                                -----------    -----------
    Total Liabilities.......................................      6,472,613      4,591,697
                                                                -----------    -----------
  Commitments and contingencies (Note 22)...................
  Minority Interests:
    Operating Partnership...................................        709,355        725,206
    Partially owned properties..............................         28,360         29,612
                                                                -----------    -----------
    Total Minority Interests................................        737,715        754,818
                                                                -----------    -----------
  Shareholders' Equity:
  Preferred Shares, 100,000,000 authorized:
    8.98% Series A Cumulative Redeemable Preferred Shares,
     liquidation preference $25.00 per share, 8,000,000
     issued and outstanding.................................        200,000        200,000
    5.25% Series B Convertible, Cumulative Redeemable
     Preferred Shares, liquidation preference $50.00 per
     share, 6,000,000 issued and outstanding................        300,000             --
    8.625% Series C Cumulative Redeemable Preferred Shares,
     liquidation preference $25.00 per share, 4,600,000
     issued and outstanding.................................        115,000             --
  Common Shares, $0.01 par value; 750,000,000 shares
    authorized, 259,901,657 and 250,030,403 issued,
    259,901,657 and 249,527,663 outstanding.................          2,599          2,495
  Additional paid in capital................................      6,483,569      6,219,511
  Dividends in excess of accumulated earnings...............        (50,205)       (16,849)
                                                                -----------    -----------
    Total Shareholders' Equity..............................      7,050,963      6,405,157
                                                                -----------    -----------
    Total Liabilities and Shareholders' Equity..............    $14,261,291    $11,751,672
                                                                ===========    ===========

                            See accompanying notes.

      EQUITY OFFICE PROPERTIES TRUST CONSOLIDATED STATEMENTS OF OPERATIONS
        AND EQUITY OFFICE PREDECESSORS COMBINED STATEMENTS OF OPERATIONS

                                                EQUITY OFFICE PROPERTIES TRUST                 EQUITY OFFICE PREDECESSORS
                                          ------------------------------------------   ------------------------------------------
                                                                FOR THE PERIOD FROM     FOR THE PERIOD FROM
                                          FOR THE YEAR ENDED   JULY 11, 1997 THROUGH      JANUARY 1, 1997      FOR THE YEAR ENDED
                                          DECEMBER 31, 1998      DECEMBER 31, 1997     THROUGH JULY 10, 1997   DECEMBER 31, 1996
                                          ------------------   ---------------------   ---------------------   ------------------
                                                               (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
Revenues:
  Rental................................     $  1,299,044          $    314,233              $256,146               $386,481
  Tenant reimbursements.................          239,390                63,196                43,241                 62,036
  Parking...............................           94,241                25,960                21,091                 27,253
  Other.................................           25,745                 3,324                 6,539                 17,626
  Fees from noncombined affiliates......            9,571                 2,440                 2,510                  5,120
  Interest / dividends..................           11,708                 3,815                 9,577                  9,608
                                             ------------          ------------              --------               --------
    Total revenues......................        1,679,699               412,968               339,104                508,124
                                             ------------          ------------              --------               --------
Expenses:
  Interest:
    Expense incurred....................          338,611                76,675                80,481                119,595
    Amortization of deferred financing
      costs.............................            6,404                 4,178                 2,771                  4,275
  Depreciation..........................          291,213                64,695                57,379                 82,905
  Amortization..........................            8,365                 1,473                 5,884                  9,057
  Real estate taxes.....................          203,805                47,579                34,000                 52,182
  Insurance.............................            7,736                 3,196                 3,060                  4,863
  Repairs and maintenance...............          191,588                50,285                45,540                 71,156
  Property operating....................          189,577                52,235                42,309                 70,639
  Ground rent...........................            7,661                 2,384                 2,376                  2,227
  General and administrative............           63,564                17,690                17,201                 23,145
                                             ------------          ------------              --------               --------
    Total expenses......................        1,308,524               320,390               291,001                440,044
                                             ------------          ------------              --------               --------
Income before allocation to minority
  interests, income from investment in
  unconsolidated joint ventures, gain on
  sales of real estate and extraordinary
  items.................................          371,175                92,578                48,103                 68,080
Minority Interests:
  Operating Partnership.................          (36,226)               (7,010)                   --                     --
  Partially owned properties............           (2,114)                 (789)                 (912)                (2,086)
Income from investment in unconsolidated
  joint ventures........................           11,267                 3,173                 1,982                  2,093
Gain on sales of real estate............           12,433                   126                12,510                  5,338
                                             ------------          ------------              --------               --------
Income before extraordinary items.......          356,535                88,078                61,683                 73,425
Extraordinary items.....................           (7,506)              (16,366)                 (274)                    --
                                             ------------          ------------              --------               --------
Net income..............................          349,029                71,712                61,409                 73,425
Preferred distributions.................          (32,202)                 (649)                   --                     --
                                             ------------          ------------              --------               --------
Net income available for Common
  Shares................................     $    316,827          $     71,063              $ 61,409               $ 73,425
                                             ============          ============              ========               ========
Net income available per weighted
  average Common Share outstanding --
  Basic.................................     $       1.25          $       0.44
                                             ============          ============
Weighted average Common Shares
  outstanding -- Basic..................      253,167,037           162,591,477
                                             ============          ============
Net income available per weighted
  average Common Share outstanding --
  Diluted...............................     $       1.24          $       0.43
                                             ============          ============
Weighted average Common Shares
  outstanding -- Diluted................      283,974,532           180,014,027
                                             ============          ============

                            See accompanying notes.

                         EQUITY OFFICE PROPERTIES TRUST
              CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS'
                     EQUITY AND EQUITY OFFICE PREDECESSORS
                COMBINED STATEMENTS OF CHANGES IN OWNERS' EQUITY

                                              EQUITY OFFICE PROPERTIES TRUST                  EQUITY OFFICE PREDECESSORS
                                        ------------------------------------------   --------------------------------------------
                                                              FOR THE PERIOD FROM      FOR THE PERIOD FROM     FOR THE YEAR ENDED
                                        FOR THE YEAR ENDED   JULY 11, 1997 THROUGH   JANUARY 1, 1997 THROUGH      DECEMBER 31,
                                        DECEMBER 31, 1998      DECEMBER 31, 1997          JULY 10, 1997               1996
                                        ------------------   ---------------------   -----------------------   ------------------
                                                                         (DOLLARS IN THOUSANDS)
PREFERRED SHARES:
Balance, beginning of period..........     $   200,000            $        --              $        --            $        --
 8.98% Series A Cumulative
   Redeemable.........................              --                200,000                       --                     --
 5.25% Series B Convertible Cumulative
   Redeemable.........................         300,000                     --                       --                     --
 8.625% Series C Cumulative
   Redeemable.........................         115,000                     --                       --                     --
                                           -----------            -----------              -----------            -----------
Balance, end of period................     $   615,000            $   200,000              $        --            $        --
                                           ===========            ===========              ===========            ===========
COMMON SHARES, $0.01 PAR VALUE:
Balance, beginning of period..........     $     2,495            $        --              $        --            $        --
 Issuance of Common Shares for IPO....              --                    287                       --                     --
 Contribution of net assets from
   Consolidation at fair value in
   exchange for Common Shares.........              --                  1,230                       --                     --
 Issuance of Common Shares for
   acquisitions.......................              --                     34                       --                     --
 Issuance of Common Shares through
   exercise of options................               8                     --                       --                     --
 Issuance of Common Shares in exchange
   for Units..........................              76                     --                       --                     --
 Sale of Common Shares, net...........              16                     97                       --                     --
 Issuance of Common Shares for Beacon
   Merger.............................              --                    844                       --                     --
 Common Shares issued for restricted
   shares and trustee fees............               4                      3                       --                     --
                                           -----------            -----------              -----------            -----------
Balance, end of period................     $     2,599            $     2,495              $        --            $        --
                                           ===========            ===========              ===========            ===========
ADDITIONAL PAID IN CAPITAL:
Balance, beginning of period..........     $ 6,219,511            $        --              $        --            $        --
 Net proceeds from IPO................              --                564,219                       --                     --
 Contribution of net assets from
   Consolidation at fair value in
   exchange for Common Shares.........              --              2,580,259                       --                     --
 Issuance of Common Shares and
   Warrants for acquisitions..........          27,445                114,966                       --                     --
 Amortization of restricted share
   awards.............................           3,129                     --                       --                     --
 Issuance of Common Shares through
   exercise of options................          15,460                     --                       --                     --
 Issuance of Common Shares in exchange
   for Units..........................         197,627                     --                       --                     --
 Preferred shares and other offering
   costs..............................         (14,631)                    --                       --                     --
 Sale of Common Shares, net...........          43,967                273,853                       --                     --
 Issuance of Common Shares for Beacon
   Merger.............................              --              2,652,726                       --                     --
 Common Shares issued for restricted
   shares and trustee fees............              (4)                   162                       --                     --
 Adjustment for minority interests
   ownership in Operating
   Partnership........................          (8,935)                33,326                       --                     --
                                           -----------            -----------              -----------            -----------
Balance, end of period................     $ 6,483,569            $ 6,219,511              $        --            $        --
                                           ===========            ===========              ===========            ===========
DISTRIBUTIONS IN EXCESS OF ACCUMULATED
 EARNINGS:
Balance, beginning of period..........     $   (16,849)           $        --              $        --            $        --
 Net income...........................         349,029                 71,063                       --                     --
 Preferred distributions..............         (32,202)
 Dividends to Common Shares...........        (350,183)               (87,912)                      --                     --
                                           -----------            -----------              -----------            -----------
Balance, end of period................     $   (50,205)           $   (16,849)             $        --            $        --
                                           ===========            ===========              ===========            ===========
OWNERS' EQUITY:
Balance, beginning of period..........     $        --            $        --              $ 1,727,002            $ 1,089,969
 Contributions........................              --                     --                  285,542                661,265
 Offering expenses....................              --                     --                       --                 (1,157)
 Distributions........................              --                     --                 (189,752)               (96,500)
 Net income...........................              --                     --                   61,409                 73,425
 Contribution of Owners' Equity to the
   Company in connection with the
   Consolidation......................              --                     --               (1,884,201)                    --
                                           -----------            -----------              -----------            -----------
Balance, end of period................     $        --            $        --              $        --            $ 1,727,002
                                           ===========            ===========              ===========            ===========

                            See accompanying notes.

EQUITY OFFICE PROPERTIES TRUST CONSOLIDATED STATEMENTS OF CASH FLOWS AND EQUITY
             OFFICE PREDECESSORS COMBINED STATEMENTS OF CASH FLOWS

                                                EQUITY OFFICE PROPERTIES TRUST                 EQUITY OFFICE PREDECESSORS
                                          ------------------------------------------   ------------------------------------------
                                                                FOR THE PERIOD FROM     FOR THE PERIOD FROM
                                          FOR THE YEAR ENDED   JULY 11, 1997 THROUGH      JANUARY 1, 1997      FOR THE YEAR ENDED
                                          DECEMBER 31, 1998      DECEMBER 31, 1997     THROUGH JULY 10, 1997   DECEMBER 31, 1996
                                          ------------------   ---------------------   ---------------------   ------------------
                                                                          (DOLLARS IN THOUSANDS)
OPERATING ACTIVITIES:
  Net income before preferred
    distributions.......................     $   349,029            $    71,712              $  61,409             $  73,425
  Adjustments to reconcile net income to
    net cash provided by operating
    activities:
    Depreciation and amortization.......         305,982                 70,202                 66,034                96,237
    Amortization of premiums/discounts
      on unsecured notes and terminated
      interest rate protection
      agreements........................           2,898                    144                     --                    --
    Compensation related to restricted
      shares issued to employees........           2,829                     --                     --                    --
  (Income) from unconsolidated joint
    ventures............................         (11,267)                (3,173)                (1,982)               (2,093)
  (Gain) on sales of real estate........         (12,433)                  (126)               (12,510)               (5,338)
  Extraordinary items...................           7,506                 16,366                    274                    --
  Provision for doubtful accounts.......             890                  1,686                  1,175                 2,284
  Allocation to minority interests......          38,340                  7,799                    912                 2,086
  Changes in assets and liabilities:
    (Increase) decrease in rents
      receivable........................          (4,552)                 2,064                  2,664                (1,550)
    (Increase) in deferred rent
      receivables{......................         (67,065)               (21,421)                (8,061)              (20,421)
    Decrease (increase) in prepaid
      expenses and other assets.........          10,756                (29,551)                (8,839)               (9,747)
    Increase in accounts payable and
      accrued expenses..................          87,569                 54,076                  2,916                19,241
    Increase (decrease) in due to
      affiliates........................             403                   (898)                  (722)                1,235
    Increase (decrease) in other
      liabilities.......................          48,266                 21,874                 (7,310)               10,616
                                             -----------            -----------              ---------             ---------
      Net cash provided by operating
         activities.....................         759,151                190,754                 95,960               165,975
                                             -----------            -----------              ---------             ---------
INVESTING ACTIVITIES:
  Property acquisitions.................      (1,930,172)            (1,508,928)              (531,968)             (768,906)
  Proceeds from sales of real estate....         130,123                     --                 72,078                14,502
  Payments for capital and tenant
    improvements........................        (207,093)               (99,586)               (59,511)             (129,485)
  Cash received from Beacon Merger......              --                 79,786                     --                    --
  Payment of Beacon Merger costs........              --                (62,069)                    --                    --
  Distributions from unconsolidated
    joint ventures......................          46,122                  4,571                     --                 1,688
  Investments in unconsolidated joint
    ventures............................         (42,019)                    --                (44,260)                   --
  Payments of lease acquisition costs...         (46,337)               (15,043)                (9,260)              (29,793)
  Investment in preferred securities....         (48,532)                    --                     --                    --
  (Increase) decrease in escrow deposits
    and restricted cash.................        (133,804)                 8,997                  1,853               (12,233)
                                             -----------            -----------              ---------             ---------
      Net cash (used for) investing
         activities.....................      (2,231,712)            (1,592,272)              (571,068)             (924,227)
                                             -----------            -----------              ---------             ---------

                            See accompanying notes.

EQUITY OFFICE PROPERTIES TRUST CONSOLIDATED STATEMENTS OF CASH FLOWS AND EQUITY
      OFFICE PREDECESSORS COMBINED STATEMENTS OF CASH FLOWS -- (CONTINUED)

                                                EQUITY OFFICE PROPERTIES TRUST                 EQUITY OFFICE PREDECESSORS
                                          ------------------------------------------   ------------------------------------------
                                                                FOR THE PERIOD FROM     FOR THE PERIOD FROM
                                          FOR THE YEAR ENDED   JULY 11, 1997 THROUGH      JANUARY 1, 1997      FOR THE YEAR ENDED
                                          DECEMBER 31, 1998      DECEMBER 31, 1997     THROUGH JULY 10, 1997   DECEMBER 31, 1996
                                          ------------------   ---------------------   ---------------------   ------------------
                                                                          (DOLLARS IN THOUSANDS)
FINANCING ACTIVITIES:
  Proceeds from Common Shares, net of
    offering costs......................          43,983                838,456                     --                    --
  Proceeds from exercise of options.....          15,435                 68,191                     --                    --
  Dividends/distributions to
    shareholders/unit holders...........        (388,954)               (95,569)                    --                    --
  Capital contributions.................              --                     --                287,949               661,265
  Capital distributions.................              --                     --               (288,652)              (12,508)
  Payments for offering expenses........            (117)                    --                     --                (1,157)
  Payment of preferred distributions....         (29,581)                    --                     --                    --
  Proceeds from sale of preferred
    shares, net of offering costs.......         400,487                     --                     --                    --
  (Distributions to) minority interest
    in partially owned properties.......          (3,366)                  (371)                (3,401)              (22,593)
  Cash contributed from net assets at
    the IPO.............................              --                181,138                     --                    --
  Proceeds from mortgage debt...........          10,865                 84,466                154,090               640,953
  Proceeds from unsecured notes.........       2,279,572                180,000                     --                    --
  Proceeds from lines of credit.........       4,922,500              2,530,425                218,000               216,943
  Principal payments on mortgage debt...         (38,370)              (838,354)               (47,472)             (254,104)
  Principal payments on lines of
    credit..............................      (5,841,197)            (1,294,750)               (72,500)             (165,818)
  Payments of loan costs................         (22,192)                (7,039)                (1,889)               (5,430)
  Termination of interest rate
    protection agreements...............         (38,277)                    --                     --                    --
  Prepayment penalties on early
    extinguishments of debt.............              --                (16,247)                  (274)                   --
                                             -----------            -----------              ---------             ---------
      Net cash provided by financing
         activities.....................       1,310,788              1,630,346                245,851             1,057,551
                                             -----------            -----------              ---------             ---------
  Net (decrease) increase in cash and
    cash equivalents....................        (161,773)               228,828               (229,257)              299,299
  Cash and cash equivalents at the
    beginning of the period.............         228,853                     25                410,420               111,121
                                             -----------            -----------              ---------             ---------
  Cash and cash equivalents at the end
    of the period.......................     $    67,080            $   228,853              $ 181,163             $ 410,420
                                             ===========            ===========              =========             =========
SUPPLEMENTAL INFORMATION:
  Interest paid during the period,
    including capitalized interest of
    $15,077, $1,890, $3,669 and $4,640,
    respectively........................     $   302,415            $    70,658              $  82,969             $ 121,813
                                             ===========            ===========              =========             =========

                            See accompanying notes.

         EQUITY OFFICE PROPERTIES TRUST AND EQUITY OFFICE PREDECESSORS
            NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

NOTE 1 -- BUSINESS AND FORMATION OF THE COMPANY

     As used herein, "Company" means Equity Office Properties Trust, a Maryland real estate investment trust, together with its subsidiaries including EOP Operating Limited Partnership, a Delaware limited partnership (the "Operating Partnership"), and the predecessors thereof ("Equity Office Predecessors"). The Company was formed on October 9, 1996 to continue and expand the national office property business organized by Mr. Samuel Zell, Chairman of the Board of Trustees of the Company, and to complete the consolidation of the Equity Office Predecessors (the "Consolidation"). The Company completed its initial public offering (the "IPO") on July 11, 1997. The Company is a fully integrated, self-administered and self-managed real estate company engaged in acquiring, owning, managing, leasing and renovating office properties and parking facilities. The Company elected to be taxed as a real estate investment trust ("REIT") for federal income tax purposes and generally will not be subject to federal income tax if it distributes 100% of its taxable income and complies with a number of organizational and operational requirements. As of December 31, 1998, the Company owned or had an interest in 284 office properties (the "Office Properties") containing approximately 75.1 million rentable square feet of office space and owned 19 stand-alone parking facilities (the "Parking Facilities" and, together with the Office Properties, the "Properties") containing approximately 18,059 parking spaces. The weighted average occupancy for the Office Properties at December 31, 1998 was approximately 95.0%. The Office Properties are located in 80 submarkets in 36 markets in 24 states and the District of Columbia. The Office Properties, by rentable square feet, are located approximately 53% in central business districts ("CBDs") and 47% in suburban markets.

     On July 11, 1997, the Company consummated the IPO having sold 28,750,000 of its common shares of beneficial interest, $0.01 par value per share ("Common Shares") at $21.00 per Common Share generating gross proceeds of approximately $603.8 million. The Company contributed the net proceeds from the IPO of approximately $564.5 million to the Operating Partnership in exchange for 28,750,000 units of partnership interest in the Operating Partnership ("Units"). The Company used the net proceeds of the IPO and available cash reserves to repay debt of approximately $678.4 million, of which $598.4 million was mortgage debt and $80 million was a revolving line of credit.

     Concurrent with the IPO, the Company also completed the following formation transactions which resulted in the Consolidation of the Equity Office Predecessors into the Company:

     - Zell/Merrill Lynch Real Estate Opportunity Partners Limited Partnership, Zell/Merrill Lynch Real Estate Opportunity Partners Limited Partnership II, Zell/Merrill Lynch Real Estate Opportunity Partners Limited Partnership III and Zell/Merrill Lynch Real Estate Opportunity Partners Limited Partnership IV (collectively the "ZML Opportunity Partnerships"), the predecessor owner of the Properties, contributed their interest in the Properties to the Operating Partnership in exchange for 126,419,397 Units.

     - ZML Investors Inc., ZML Investors II, Inc., Zell/Merrill Lynch Real Estate Opportunity Partners III Trust and Zell/Merrill Lynch Real Estate Opportunity Partners IV Trust (collectively "ZML REITs") merged into the Company, with the Company succeeding to their interest in, and becoming the managing general partners of each of the ZML Opportunity Partnerships. Shareholders of the ZML REITs received 122,900,572 Common Shares of the Company in exchange for their interests in the ZML REITs.

     - Equity Group Investments, Inc. an Illinois corporation ("EGI"), and Equity Office Holdings, L.L.C., a Delaware limited liability company ("EOH" and together with EGI, the "Equity Group") contributed substantially all of their interests in their office property and asset management business and parking facilities management business (collectively the "Management Business") to the Operating Partnership in exchange for 8,358,822 Units.

         EQUITY OFFICE PROPERTIES TRUST AND EQUITY OFFICE PREDECESSORS NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS -- (CONTINUED)

NOTE 1 -- BUSINESS AND FORMATION OF THE COMPANY -- (CONTINUED)
     - The Operating Partnership transferred a portion of the office property management business of EOH, the office property asset management business and the parking asset management business of the Equity Group that relates to the property management of the properties owned by the Equity Group, together with the 18 properties then held in partnerships or subject to participation agreements with unaffiliated parties (the "Joint Venture Properties") (collectively, the "Managed Property Business") to Equity Office Properties Management Corp., a Delaware corporation (the "EOP Management Company"), in exchange for 95% of the economic value in the EOP Management Company and EOH contributed $150,000 to the EOP Management Company in exchange for 5% of the economic value of the EOP Management Company.

     - ZML Partners Limited Partnership, ZML Partners Limited Partnership II, ZML Partners Limited Partnership III and ZML Partners Limited Partnership IV (the "ZML Partners"), each of which is the general partner of one of the ZML Opportunity Partnerships, each transferred its 5% interest in certain corporations which owned a 1% general partnership interest in certain of the property title holding entities to a newly formed qualified REIT subsidiary in exchange for 26,458 Common Shares.

     - The Operating Partnership transferred its 95% interest in certain corporations which owned a 1% general partner interest in certain of the property title holding entities to a subsidiary of the Company in exchange for 502,740 Common Shares. Such Common Shares have been treated as treasury stock in the accompanying financial statements as of December 31, 1997 and were retired in 1998.

NOTE 2 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

     The Company's assets, which include investments in joint ventures, are primarily owned by, and its operations are substantially conducted through, the Operating Partnership. The Company is the managing general partner of the Operating Partnership. Due to the Company's ability as managing general partner to control the Operating Partnership and various other property holding subsidiaries, each such entity has been consolidated with the Company for financial reporting purposes.

     The Consolidation and the Beacon Merger (as described in Note 4) were accounted for as purchases in accordance with Accounting Principles Board Opinion No. 16. Accordingly, the fair value of the consideration given by the Company was used as the valuation basis for these transactions. The assets acquired and liabilities assumed by the Company were recorded at their fair values as of the closing dates of the Consolidation and the Beacon Merger and the excess of the purchase price over the related historical basis of the net assets acquired was allocated primarily to investment in real estate.

     The combined financial statements of Equity Office Predecessors prior to the Consolidation and the IPO included interests in the properties of the ZML Opportunity Partnerships together with their limited and general partners (collectively, the "ZML Funds" which includes ZML Fund I, ZML Fund II, ZML Fund III and ZML Fund IV) and the Management Business. The financial statements of Equity Office Predecessors are presented on a combined basis, at historical cost, because the ZML Funds and the Management Business were under common control. All intercompany transactions and balances have been eliminated in combination.

     Minority interests have been recorded for those entities that were not wholly owned by the ZML Funds. Where controlling interests were not held by the ZML Funds, the entities were accounted for as investments in unconsolidated joint ventures utilizing equity accounting.

         EQUITY OFFICE PROPERTIES TRUST AND EQUITY OFFICE PREDECESSORS NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS -- (CONTINUED)

NOTE 2 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -- (CONTINUED) Investment in Real Estate

     Rental property and improvements, including interest and other costs capitalized during construction, are included in investment in real estate and are stated at cost. Expenditures for ordinary maintenance and repairs are expensed to operations as they are incurred. Significant renovations and improvements which improve or extend the useful life of the assets are capitalized. Except for amounts attributed to land, rental property and improvements are depreciated over their estimated useful lives using the straight-line method. The estimated useful lives by asset category are:

ASSET CATEGORY                                                  ESTIMATED USEFUL LIFE
--------------                                                  ---------------------
Building....................................................                 40 years
Building improvements.......................................            4 -- 40 years
Tenant improvements.........................................            Term of lease
Furniture and fixtures......................................            3 -- 12 years

Deferred Leasing and Financing Costs

     Deferred leasing and financing costs are recorded at cost. The deferred leasing costs are amortized over the terms of the respective leases and the deferred financing costs are amortized over the terms of the respective financings on a straight-line basis, which approximates the effective yield method.

Rental Income

     Certain leases provide for tenant occupancy during periods for which no rent is due or where minimum rent payments increase during the term of the lease. The Company records rental income for the full term of each lease on a straight-line basis. Accordingly, the Company records a receivable from tenants that the Company expects to collect over the remaining lease term rather than currently ("Deferred Rent Receivable"). When the Company acquires a property the term of existing leases is considered to commence as of the acquisition date for purposes of this calculation. The amounts included in rental income for the year ended December 31, 1998, the period from July 11, 1997 through December 31, 1997, the period from January 1, 1997 through July 10, 1997 and the year ended December 31, 1996, which were not currently collectible as of such dates, were approximately $68.1 million, $20.0 million, $7.7 million and $18.4 million, respectively. Deferred Rent Receivable is not recognized for income tax purposes.

Cash Equivalents

     The Company considers cash equivalents to be all highly liquid investments purchased with a maturity of three months or less at the date of purchase.

Escrow Deposits and Restricted Cash

     Escrow deposits primarily consist of amounts held by lenders to provide for future real estate tax expenditures and tenant improvements, earnest money deposits on acquisitions and net proceeds from dispositions (see Note 5). Restricted cash represents amounts committed for various utility deposits and security deposits. Certain of these amounts may be reduced upon the fulfillment of certain obligations.

Fair Value of Financial Instruments

     Management believes that the carrying basis of the Company's long-term debt consisting of secured and unsecured borrowings and an interest rate protection agreement approximate their respective fair market values as of December 31, 1998 and 1997, respectively. The current value of debt was computed by

         EQUITY OFFICE PROPERTIES TRUST AND EQUITY OFFICE PREDECESSORS NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS -- (CONTINUED)

NOTE 2 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -- (CONTINUED) discounting the projected debt service payments for each loan based on the spread between the market rate and the effective rate, including the amortization of loan origination costs, for each year. In addition, the carrying values of cash and cash equivalents, restricted cash, escrow deposits, tenant and other rents receivable, accounts payable and accrued expenses are reasonable estimates of their fair value.

Interest Rate Protection Agreements

     The Company periodically enters into certain interest rate protection agreements to effectively convert or cap floating rate debt to a fixed rate basis, as well as to hedge anticipated future finance transactions. Net amounts paid or received under these agreements are recognized as an adjustment to interest expense when such amounts are incurred or earned. Settlement amounts paid or received in connection with terminated interest rate protection agreements are deferred and amortized as an adjustment to interest expense over the term of the related financing transaction on the straight-line method, which approximates the effective yield amount.

Derivatives and Hedging Activities

     In June 1998, the FASB issued Statement No. 133 "Accounting for Derivative Instruments and Hedging Activities." The statement requires recording all derivative instruments as assets or liabilities, measured at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. This standard is effective for fiscal years beginning after June 15, 1999. The Company is planning to adopt the standard effective January 1, 2000 and does not anticipate that the adoption will have a material impact on the Company's financial condition and results of operations.

Income Taxes

     The Office Properties and Parking Facilities are primarily owned by limited partnerships or limited liability companies, which are substantially pass-through entities. Some of the pass-through entities have corporate general partners or members, which are subject to federal and state income and franchise taxes. In addition, the Management Business is owned by a corporation and is subject to federal and state income taxes. The Company incurred federal and state income and franchise taxes of approximately $1.7 million, $0.2 million, $0.9 million and $1.4 million for the year ended December 31, 1998, the period from July 11, 1997 through December 31, 1997, the period from January 1, 1997 through July 10, 1997 and the year ended December 31, 1996, respectively, which are included in general and administrative expenses.

     The Company elected to be taxed as a REIT, under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the "Code"). As a REIT, the Company generally will not be subject to federal income tax if it distributes 100% of its taxable income for each tax year to its shareholders. REITs are subject to a number of organization and operational requirements. If the Company fails to qualify as a REIT in any taxable year, the Company will be subject to federal income tax (including any applicable alternative minimum tax) on its taxable income at regular corporate tax rates. Even if the Company qualifies for taxation as a REIT, the Company may be subject to state and local income taxes and to federal income tax and excise tax on its undistributed income. The aggregate cost of land and depreciable property for federal income tax purposes as of December 31, 1998 and 1997 was approximately $9.7 billion and $7.5 billion, respectively.

         EQUITY OFFICE PROPERTIES TRUST AND EQUITY OFFICE PREDECESSORS NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS -- (CONTINUED)

NOTE 2 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -- (CONTINUED) Minority Interests

     Operating Partnership

     Net income is allocated to minority interests based on their respective ownership percentage of the Operating Partnership. The ownership percentage is calculated by dividing the number of Units held by the minority interests by the total Units held by both the minority interests and the Company. Issuance of additional Common Shares and Units changes the ownership interests of both the minority interests and the Company. Such transactions and the proceeds therefrom are treated as capital transactions.

     Partially Owned Properties

     The Company reflects minority interests in partially owned properties on the balance sheet for the portion of properties consolidated by the Company that are not wholly owned by the Company. The earnings or losses from these properties attributable to the minority interests are reflected as minority interests in partially owned properties in the statement of operations.

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

Reclassifications

     Certain reclassifications have been made to the previously reported 1997 and 1996 statements in order to provide comparability with the 1998 statements reported herein. These reclassifications have not changed the 1997 or 1996 results, shareholders' equity or owners' equity.

NOTE 3 -- INVESTMENT IN REAL ESTATE

     Investment in real estate, including Office Properties, Parking Facilities, properties under development and vacant land was as follows:

                                                                       DECEMBER 31,
                                                                --------------------------
                                                                   1998           1997
                                                                -----------    -----------
                                                                  (DOLLARS IN THOUSANDS)
Land........................................................    $ 1,343,308    $ 1,026,801
Land available for development..............................         65,819         34,872
Building....................................................     11,729,616      9,621,345
Building improvements.......................................         76,631         19,956
Tenant improvements.........................................        191,936         74,408
Furniture and fixtures......................................          8,136          3,914
Developments in process.....................................        268,373        259,718
                                                                -----------    -----------
  Gross investment in real estate...........................     13,683,819     11,041,014
Accumulated depreciation....................................       (352,259)       (64,695)
                                                                -----------    -----------
  Net investment in real estate.............................    $13,331,560    $10,976,319
                                                                ===========    ===========

         EQUITY OFFICE PROPERTIES TRUST AND EQUITY OFFICE PREDECESSORS NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS -- (CONTINUED)

NOTE 3 -- INVESTMENT IN REAL ESTATE -- (CONTINUED)
     During the year ended December 31, 1998, the Company acquired the Properties listed below. Each Property was purchased from an unaffiliated party and was funded from credit facilities, working capital, assumption of mortgage debt, issuance of promissory notes and/or issuance of Common Shares/Units. In addition, during 1997 the Company acquired 176 Office Properties and seven Parking Facilities, including those acquired in connection with the Beacon Merger (see Note 4), for a total cost of approximately $6.6 billion.

  DATE                                                             RENTABLE             TOTAL
ACQUIRED               PROPERTY                    LOCATION       SQUARE FEET    ACQUISITION COST(1)
--------  -----------------------------------  -----------------  -----------   ----------------------
                                                                                (DOLLARS IN THOUSANDS)
 1/29/98  BP Tower Garage                      Cleveland, OH              --          $   10,227
 3/18/98  100 Summer Street                    Boston, MA          1,037,801             222,710
 3/31/98  The Tower at New England Executive   Burlington, MA        194,911              27,929
          Park (2)
  4/2/98  Westbrook Corporate Center Vacant    Westchester, IL            --               3,973
          Land
 4/21/98  Denver Post Tower                    Denver, CO            579,999              52,937
 4/29/98  301 Howard Street and 215 Fremont    San Francisco, CA     572,396              90,015
          Street(3)
 4/30/98  410 17th Street                      Denver, CO            388,953              44,737
 4/30/98  Tabor Center (4)                     Denver, CO            674,278             144,485
 4/30/98  Trinity Place                        Denver, CO            189,163              19,034
 5/14/98  Dominion Plaza                       Denver, CO            571,468              59,901
 5/19/98  Millennium Plaza                     Englewood, CO         330,033              46,071
 5/22/98  Polk and Taylor Buildings (5)        Arlington, VA         902,371             153,463
  6/1/98  Walker Building                      Washington, D.C.       75,456               8,624
 6/26/98  Columbia Seafirst Center             Seattle, WA         1,537,932             401,750
  7/2/98  Northland Plaza                      Bloomington, MN       296,965              47,051
 7/15/98  4949 S. Syracuse                     Denver, CO             62,633               8,223
 7/15/98  Metropoint I and Metropoint III      Denver, CO            263,719              45,749
          vacant land
 7/15/98  One Park Square                      Albuquerque, NM       262,020              36,343
 7/15/98  Park Avenue Tower (6)                New York, NY          550,894             244,880
 7/15/98  Terrace Building                     Englewood, CO         115,408              15,464
 7/15/98  The Solarium                         Englewood, CO         162,817              19,511
 7/29/98  Second and Spring                    Seattle, WA           134,871              19,684
 9/30/98  Colonnade I, II and III (7)          Dallas, TX            984,254             151,958
 10/1/98  Worldwide Plaza (8)                  New York, NY        1,704,624             624,595
 11/3/98  Central Park vacant land             Atlanta, GA                --               3,975
12/17/98  Forbes Garage and Allies Garages     Pittsburgh, PA             --              31,251
          (9)
                                                                  ----------          ----------
                                               Total              11,592,966          $2,534,540
                                                                  ==========          ==========

---------------

(1) Total acquisition cost includes the purchase price specified in the purchase contract, closing costs, acquisition costs and accounting adjustments recorded in accordance with GAAP.

(2) The Tower at New England Executive Park is currently undergoing a significant renovation in an effort to re-tenant the Property.

(3) 215 Fremont Street is currently vacant.

         EQUITY OFFICE PROPERTIES TRUST AND EQUITY OFFICE PREDECESSORS NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS -- (CONTINUED)

NOTE 3 -- INVESTMENT IN REAL ESTATE -- (CONTINUED)
(4) The total acquisition cost of Tabor Center includes a $15.0 million vacant land parcel and a 1,694 space parking facility.

(5) The total acquisition cost of the Polk and Taylor Buildings represents the cost to acquire the remaining 90% limited partnership interest in the Properties.

(6) The Company acquired a $295.0 million first mortgage note secured by Park Avenue Tower for approximately $244.9 million. In accordance with certain agreements concerning the first mortgage note, the Company controls the financial and operational decisions for the Property and is entitled to substantially all cash flow and residual profit. Accordingly, the Company consolidated the financial position and results of operations of the Property.

(7) Colonnade III was acquired from an unaffiliated party upon substantial completion and is approximately 70.0% leased as of December 31, 1998. The seller may be entitled to receive an earnout payment for leases executed in accordance with terms outlined in the purchase agreement. The maximum earnout payment is approximately $2.5 million.

(8) The $578.0 million purchase price specified in the purchase contract was adjusted to $624.6 million for the following: (1) the assumption of a $268.6 million first mortgage with an estimated mark to market adjustment of $11.2 million; (2) the assumption of a deferred real estate tax liability (a portion of which is expected to be recovered from tenants) with a present value of $31.2 million; (3) the issuance of 6,861,166 Units with an estimated fair value of $171.9 million based on a fair value of $25.05 per Unit; (4) a cash payment of approximately $110.1 million; (5) closing and transaction costs of approximately $4.2 million; and (6) the issuance of a transferable put option on Units exercisable only on the third anniversary of closing with an estimated fair value of approximately $27.4 million. This option entitles its holder to additional Common Shares, the number of which shall be determined using a formula based on the extent, if any, that the Common Shares are then trading at less than $29.05 per share. The office building consists of approximately 1,575,445 square feet of office space and approximately 20,788 square feet of retail space. The acquisition also includes a controlling financial interest in an amenities component that consists of approximately 108,391 square feet of retail space, a health club and movie theaters, and a 473-space parking garage. The complex also includes a residential condominium tower that was not acquired by the Company.

(9) The Company acquired a leasehold interest in Forbes Garage and Allies Garage for approximately $31.3 million. The lease is for a term of 50 years with four five-year options to renew. Pursuant to the lease, the Company is required to make annual rent payments of $172,500, and is required to make certain capital improvements to the garages of approximately $10.0 million during the first ten years of the lease. The Company has accounted for this transaction as a capital lease.

NOTE 4 -- BEACON MERGER

     On December 19, 1997, the Company, the Operating Partnership, Beacon Properties Corporation, a Maryland corporation ("Beacon") and Beacon Partnership L.P. ("Beacon Partnership") consummated the merger of Beacon with and into the Company and Beacon Partnership with and into the Operating Partnership (the "Beacon Merger") at a cost of approximately $4.3 billion. In the Beacon Merger,
(i) the Company issued 80,596,117 Common Shares in exchange for all of the outstanding Beacon common shares, (ii) the Company exchanged its 8,000,000 Series A Preferred Shares for all of the outstanding Beacon preferred shares,
(iii) the Operating Partnership issued 8,570,886 Units in exchange for the outstanding common partnership units of Beacon Partnership exclusive of those held by Beacon, and (iv) the Operating Partnership issued to the Company 80,596,117 Units underlying the Common Shares issued in exchange for the Beacon common shares and 8,000,000 Series A preferred units underlying the Series A Cumulative Redeemable Preferred Shares were exchanged for the Beacon preferred shares. In addition, the Company assumed the

         EQUITY OFFICE PROPERTIES TRUST AND EQUITY OFFICE PREDECESSORS NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS -- (CONTINUED)

NOTE 4 -- BEACON MERGER -- (CONTINUED)
obligation to issue 4,732,822 Common Shares, of which 773,599 and 3,829,739 had been issued as of December 31, 1998 and 1997, respectively, upon the exercise of certain outstanding Beacon employee stock options. The $4.3 billion purchase price is comprised of the following: (1) based on a share price of $31.30, the Common Shares, including Common Shares issued for stock options, and Units were valued at approximately $2.853 billion (which is net of a reduction for cash received or to be received upon exercise of the stock options of $86 million);
(2) 8,000,000 Series A Cumulative Redeemable Preferred Shares valued at their liquidation value of $200 million; (3) the assumption of approximately $627 million of secured debt and $533 million of unsecured debt; (4) merger costs of approximately $85 million; and (5) net of the receipt of approximately $8 million of net assets.

     As a result of the Beacon Merger, the Company acquired an interest in 130 Beacon properties containing approximately 20.9 million rentable square feet of office space. The Beacon properties are located in 22 submarkets in six markets:
Boston, Atlanta, Chicago, Los Angeles, San Jose and Washington, D.C. The Beacon properties, by rentable square feet, are located 65% in suburban markets and 35% in CBDs, primarily Boston.

NOTE 5 - DISPOSITIONS

     During 1998, the Company disposed of four office properties located in Florida and one office property located in Washington, D.C. The combined square footage of these office properties was approximately 986,391 square feet. These office properties were sold for approximately $132.6 million generating a gain on sale of approximately $12.4 million. The net proceeds of approximately $119.9 million from the sale of the office properties located in Florida were held in an escrow account at December 31, 1998. The Company used the entire net proceeds plus accrued interest income in the escrow account to partially fund the acquisition of three Office Properties in January 1999 (see Note 23).

     During 1997, the Company disposed of one office property located in California and one office property located in Texas. These office properties were sold for approximately $72.5 million generating a gain on sale of approximately $12.6 million. The combined square footage of these office properties was approximately 535,992 square feet.

     During 1996, the Company disposed of a mixed-use property that included a 210-room hotel and an 18-story office complex located in Louisiana. This property was sold for approximately $14.8 million generating a gain on sale of approximately $5.3 million.

         EQUITY OFFICE PROPERTIES TRUST AND EQUITY OFFICE PREDECESSORS NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS -- (CONTINUED)

NOTE 6 -- INVESTMENT IN UNCONSOLIDATED JOINT VENTURES

     The following is a summary of the Company's ownership in the unconsolidated joint ventures:

                                                                              COMPANY'S OWNERSHIP
ENTITY                                                 PROPERTY             AS OF DECEMBER 31, 1998
------                                       -----------------------------  -----------------------
EOP -- Orange, L.L.C and EOP -- Ramlessview
  Investors, L.L.C.(1).....................  500 Orange Tower                         100%
Civic Parking, L.L.C(2)....................  St. Louis Parking Garages                 50%
Wright Runstad Associates Limited
  Partnership(3)...........................  N/A                                     28.5%
One Post Office Square Associates(4).......  One Post Office Square                    50%
BeaMetFed, Inc.(5).........................  75-101 Federal Street                     52%
Rowes Wharf Associates(6)..................  Rowes Wharf                               50%
Lehndorff Four Oaks Place Associates(7)....  Four Oaks Place                         2.55%
Metropoint II Associates(8)................  Metropoint II                             70%
WRC Sunset North, L.L.C.(9)................  Sunset North Corporate Campus             80%
Three Bellevue, L.L.C(10)..................  Three Bellevue Center                     80%

---------------
(1) The Company owns a mortgage note receivable secured by the property and land underlying and adjacent to the property.

(2) The Company owns a 50% membership interest.

(3) The Company owns a 28.5% non-controlling interest in this property management and development company, Wright Runstad Associates Limited Partnership ("WRALP"), (see Note 22).

(4) The Company is a 50% general partner in this joint venture.

(5) The Company is a shareholder in the corporation (a private REIT) which owns the property.

(6) The Company owns a 50% equity interest in the property and, subject to a subparticipation which the Company expects to redeem for approximately $500,000, 50% of a first mortgage note.

(7) The Company owns a 3% general partner interest in this general partnership which owns an 85% general partnership interest in the property.

(8) In July 1998, the Company entered into a joint venture agreement with an unaffiliated party to develop Metropoint II, a 150,181 square foot office building, which is under construction in Denver, CO. The total cost of the project, including the joint venture partner's share, is approximately $24.0 million. The completion of this project is scheduled for the first quarter 1999. The Company acquired a 70% interest in this joint venture, while the unaffiliated party retained a 30% interest and will continue as the developer of the project. The Company has invested approximately $7.7 million in this project as of December 31, 1998. A buy/sell option may be exercised to acquire the other venturer's interest by either the Company or its joint venture partner if certain conditions are met as defined in the joint venture agreement.

(9) In July 1998, the Company entered into a joint venture agreement with WRALP, an affiliated party, to develop Sunset North Corporate Campus, a three building, 460,663 square-foot office complex in Bellevue, WA. The total cost to develop the campus is estimated to be approximately $101.0 million, of which up to $68.0 million is anticipated to be funded by a development loan. The completion of this project is scheduled for the fourth quarter 1999. The Company will own 80% of the project during its development and will have the option to acquire the remaining 20% interest once stabilized occupancy has been achieved. The Company has incurred costs of approximately $27.9 million, which includes the Company's share of the development loan, in this project as of December 31, 1998. A buy/sell option may be exercised to acquire the other venturer's interest by either the Company or its joint venture partner if certain conditions are met as defined in the joint venture agreement.

         EQUITY OFFICE PROPERTIES TRUST AND EQUITY OFFICE PREDECESSORS NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS -- (CONTINUED)

NOTE 6 -- INVESTMENT IN UNCONSOLIDATED JOINT VENTURES -- (CONTINUED)
(10) In December 1998, the Company entered into a joint venture agreement with WRALP to develop Three Bellevue Center, a 471,635 square foot office building in Bellevue, WA. Completion of the 22-story office building is scheduled for the first quarter 2000. The total cost to develop the project is estimated to be approximately $90.0 million, of which up to $60.0 million is anticipated to be funded by a development loan. The Company has an 80% interest in this joint venture and will have an option to acquire the remaining 20% interest at a later date from WRALP. The Company has incurred costs of approximately $4.5 million, which includes the Company's share of the development loan, in this project as of December 31, 1998.

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

     Combined summarized financial information of the unconsolidated joint ventures is as follows:

                                                             DECEMBER 31, 1998    DECEMBER 31, 1997
                                                             -----------------    -----------------
(DOLLARS IN THOUSANDS)
Balance Sheets:
  Real estate, net.......................................        $488,997             $523,670
  Other assets...........................................          78,623               73,450
                                                                 --------             --------
     Total Assets........................................        $567,620             $597,120
                                                                 ========             ========
  Mortgage debt..........................................        $243,096             $344,427
  Other liabilities......................................          16,059               15,271
  Partners' and shareholders' equity.....................         308,465              237,422
                                                                 --------             --------
     Total Liabilities and Partners' and Shareholders'
       Equity............................................        $567,620             $597,120
                                                                 ========             ========
  Company's share of equity..............................        $159,092             $155,522
  Excess of cost of investments over the net book value
     of underlying net assets, net of accumulated
     depreciation of $5,854 and $99, respectively........         219,442              231,810
                                                                 --------             --------
  Carrying value of investments in unconsolidated joint
     ventures............................................        $378,534             $387,332
                                                                 ========             ========
  Company's share of unconsolidated mortgage debt........        $124,282             $ 92,400
                                                                 ========             ========

         EQUITY OFFICE PROPERTIES TRUST AND EQUITY OFFICE PREDECESSORS NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS -- (CONTINUED)

NOTE 6 -- INVESTMENT IN UNCONSOLIDATED JOINT VENTURES -- (CONTINUED)

                                                                FOR THE YEARS ENDED DECEMBER 31,
                                                                --------------------------------
                                                                  1998         1997       1996
                                                                ---------    --------    -------
                   (DOLLARS IN THOUSANDS)
Statement of Operations:
  Revenues..................................................    $107,617     $16,687     $4,775
                                                                --------     -------     ------
  Expenses:
     Operating expenses.....................................      37,489       4,638      1,852
     Interest expense.......................................      17,004         793         --
     Depreciation and amortization..........................      18,916       2,752        830
                                                                --------     -------     ------
       Total expenses.......................................      73,409       8,183      2,682
                                                                --------     -------     ------
  Net income................................................    $ 34,208     $ 8,504     $2,093
                                                                ========     =======     ======
  Company's share of net income.............................    $ 11,267     $ 5,155     $2,093
                                                                ========     =======     ======
  Company's share of interest expense.......................    $  8,580     $    --     $   --
                                                                ========     =======     ======
  Company's share of depreciation and amortization (real
     estate related)........................................    $ 14,412     $ 1,524     $  830
                                                                ========     =======     ======

NOTE 7 -- MORTGAGE DEBT

     The Company had outstanding mortgage indebtedness of approximately $2.4 billion and $2.1 billion as of December 31, 1998 and 1997, respectively. The historical cost, net of accumulated depreciation of encumbered properties at December 31, 1998 and 1997 was approximately $5.3 billion and $4.3 billion, respectively. During the years ended December 31, 1998 and 1997, the Company (a) repaid approximately $38.4 million and $885.8 million, respectively, of mortgage debt with proceeds from the IPO, the credit facilities, available cash reserves, and proceeds from property disposition; (b) assumed approximately $313.4 million and $890.5 million, respectively, of mortgage debt in connection with the acquisition of certain Properties; and (c) obtained proceeds from the financing of certain Properties and draws on existing mortgages totaling $10.9 million and $238.6 million, respectively.

     A summary of the Company's fixed and variable rate mortgage debt is as follows:

Fixed Rate Mortgage Debt

     As of December 31, 1998 and 1997, the Company had outstanding fixed rate mortgage indebtedness of approximately $2.3 billion and $2.0 billion, respectively. Payments on fixed rate mortgage debt are generally due in monthly installments of principal and interest or interest only. As of December 31, 1998 and 1997, fixed interest rates ranged from 6.88% to 9.06% and 6.67% to 8.63%, respectively. The weighted average fixed interest rate was approximately 7.61% and 7.53% as of December 31, 1998 and 1997, respectively. The Company entered into an interest rate swap agreement in 1995 which effectively fixed the interest rate on a $93.6 million variable rate mortgage loan at 6.94% through the maturity of the loan on June 30, 2000.

Variable Rate Mortgage Debt

     As of December 31, 1998 and 1997, the Company had outstanding variable rate mortgage indebtedness of approximately $70.4 million and $23.5 million, respectively. Payments on variable rate mortgage debt are generally due in monthly installments of principal and interest or interest only. The variable interest rates are based on a variety of options including LIBOR-based interest rates. As of December 31, 1998 and 1997, the weighted average variable interest rate was 6.35% and 6.94%, respectively.

         EQUITY OFFICE PROPERTIES TRUST AND EQUITY OFFICE PREDECESSORS NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS -- (CONTINUED)

NOTE 7 -- MORTGAGE DEBT -- (CONTINUED)
     Equity Office Predecessors sold several interest rate protection agreements (aggregating $173.0 million of LIBOR -- based agreements) in June 1997 at a cost of approximately $1.1 million.

Repayment Schedule

     Scheduled payments of principal on mortgage debt for each of the next five years and thereafter as of December 31, 1998 are as follows:

                   (DOLLARS IN THOUSANDS)
1999........................................................          $  116,346
2000........................................................             185,888
2001........................................................             488,968
2002........................................................              78,398
2003........................................................             298,014
Thereafter..................................................           1,168,957
                                                                      ----------
Subtotal....................................................           2,336,571
Net premium (net of accumulated amortization of $3,002).....              13,517
                                                                      ----------
  Total.....................................................          $2,350,088
                                                                      ==========

NOTE 8 -- LINES OF CREDIT

Lines of Credit

     The Company assumed $533 million in unsecured debt in connection with the Beacon Merger. The Company repaid $95 million prior to December 31, 1997 and repaid the remaining balance in February 1998 with the proceeds from the $1.25 Billion Notes Offering, the $250 Million MOPPRS Offering and the Series B Preferred Share Offering.

     On May 29, 1998, the Company completed a revolving credit agreement to provide the Company a $1.0 billion unsecured line of credit (the "$1.0 Billion Credit Facility"). This agreement amended the Company's previous unsecured line of credit of $600 million. (The $600 million line of credit was obtained in July 1997 as an amendment to the $475 million line of credit, which was obtained in April 1997 as an amendment to the $275 million line of credit). The $1.0 Billion Credit Facility matures on May 29, 2001. The Company incurred fees of approximately $2.5 million at the closing of the $1.0 Billion Credit Facility. These fees are being amortized over the term along with approximately $1.0 million of unamortized deferred financing costs on the previous $600 million line of credit. The interest rate is based on the Company's investment grade rating on its unsecured debt and is currently LIBOR plus 60 basis points with a facility fee equal to 20 basis points per annum. In addition, a competitive bid option, whereby the lenders participating in the line of credit bid on the interest rate to be charged, is available for up to $350 million of the $1.0 Billion Credit Facility. As of December 31, 1998 there was approximately $688.0 million outstanding on the $1.0 Billion Credit Facility.

Term Loan Facilities

     In October 1997, the Company obtained a $1.5 billion unsecured credit facility (the "$1.5 Billion Credit Facility"). The $1.5 Billion Credit Facility was available for the acquisition of properties and general corporate purposes. The $1.5 Billion Credit Facility carried an interest rate equal to LIBOR plus 100 basis points subject to an increase or decrease upon receipt of an investment grade unsecured debt rating. The Company received an investment grade rating in December 1997 resulting in a reduction in the interest rate to LIBOR plus 80 basis points. The Company paid an underwriting fee on the $1.5 Billion Credit Facility at closing of

         EQUITY OFFICE PROPERTIES TRUST AND EQUITY OFFICE PREDECESSORS NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS -- (CONTINUED)

NOTE 8 -- LINES OF CREDIT -- (CONTINUED) approximately $4.9 million. In addition, an unused commitment fee of .15% to
 .25% was payable quarterly in arrears based upon the unused amount of the $1.5 Billion Credit Facility. In October 1997, the Company used approximately $236 million of proceeds from the $1.5 Billion Credit Facility to repay the majority of the variable rate property mortgage indebtedness outstanding as of September 30, 1997. The Company repaid $150 million on the $1.5 Billion Credit Facility with the proceeds from the $200 million private placement of Common Shares in October 1997. In addition, amounts were drawn from the $1.5 Billion Credit Facility for property acquisitions and general corporate purposes. As of December 31, 1997, the outstanding balance on the $1.5 Billion Credit Facility was approximately $1.044 billion. The $1.5 Billion Credit Facility was repaid and terminated in May 1998 with amounts borrowed from the $1.0 Billion Credit Facility.

     On August 14, 1998, the Company completed a term loan agreement with various financial institutions to provide the Company a $328 million unsecured term loan facility (the "$328 Million Credit Facility"). The term loan is priced at 90-day LIBOR plus 80 basis points and is prepayable on any interest payment date. The term loan matures on August 15, 2000. The proceeds were used to pay down the $1.0 Billion Credit Facility.

     On September 22, 1998, the Company completed a term loan to provide the Company a $200 million unsecured term loan facility (the "$200 Million Credit Facility"). Interest accrues under the term loan at an initial rate of LIBOR plus 50 basis points with a facility fee equal to 20 basis points per annum. Pricing for the first twelve months is based on a matrix tied to the Company's credit rating and may be reset after the first twelve months for an additional six months and again after eighteen months for an additional six months for a ten basis point fee. The proceeds were used to pay down the $1.0 Billion Credit Facility.

NOTE 9 -- UNSECURED NOTES

$180 Million Notes Offering

     On September 3, 1997, the Company privately placed (the "$180 Million Notes Offering") $180 million of unsecured notes (the "$180 Million Notes"). The notes consist of four tranches with maturities from seven to ten years, which were priced at an interest rate spread over the corresponding U.S. Treasury rate. The Company used the proceeds to repay a portion of its credit facilities. In connection with the offering, the Company terminated $150 million of hedge agreements at a cost of approximately $3.9 million which is being amortized over the terms of the respective tranches as an adjustment to interest expense.

$1.25 Billion Notes Offering

     In February 1998, the Company privately placed (the "$1.25 Billion Notes Offering") $1.25 billion of unsecured notes (the "$1.25 Billion Notes"). The notes consist of four tranches with maturities of five to 20 years priced at an interest rate spread over the corresponding U.S. Treasury rate. The notes were issued as a discount of approximately $2.0 million, which is being amortized over the terms of the respective tranches as an adjustment to interest expense.

$250 Million Mandatory Par Put Remarketed Securities Offering

     Also in February 1998, the Company privately placed $250 million of 6.376% Mandatory Par Put Remarketed Securities due February 15, 2012 ("MOPPRS"), which are subject to mandatory tender on February 15, 2002 (the "$250 Million MOPPRS Offering"). The MOPPRS are unsecured obligations of the Company. The MOPPRS were issued at a premium of approximately $6.5 million which is being amortized over the terms of the MOPPRS as an adjustment to interest expense.

     The proceeds to the Company from the $1.25 Billion Notes Offering and the $250 Million MOPPRS Offering, net of offering costs, were approximately $1.5 billion. The Company terminated $700 million of hedge agreements in connection with the issuance of the $1.25 Billion Notes and the MOPPRS at a cost of

         EQUITY OFFICE PROPERTIES TRUST AND EQUITY OFFICE PREDECESSORS NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS -- (CONTINUED)

NOTE 9 -- UNSECURED NOTES -- (CONTINUED) approximately $31.3 million which is being amortized as an adjustment to interest expense. The net proceeds were used to pay down the line of credit and other unsecured borrowings.

$775 Million Notes and 300,000 Warrants Offering

     In June 1998, the Company privately placed $775 million of unsecured notes (the "$775 Million Notes") and 300,000 warrants to purchase an additional $300 million in unsecured notes at a later date (the "$775 Million Notes Offering"). The notes consist of three tranches with maturities of six to 30 years. The $775 Million Notes and warrants were issued at a net premium of $119,250, which is being amortized over the terms of the respective tranches as an adjustment to interest expense. Each of the 300,000 warrants entitles its holder to purchase a new $1,000 note at par on December 15, 1999 (or in certain circumstances on January 18, 2000) at a stated rate of 6.763%, which will mature on June 15, 2008 and will have other terms substantially similar to the $300 million, nine-year notes due 2007. In exchange for issuing the warrants, the Company received a $2.4 million premium (80 basis points) at closing. Total proceeds to the Company, net of selling commissions, were approximately $768.6 million and were used to pay down borrowings under the $1.0 Billion Credit Facility.

     A summary of the terms of the unsecured notes outstanding as of December 31, 1998 is presented below:

                                                                                            EFFECTIVE
TRANCHE                                                        AMOUNT        STATED RATE    RATE (1)
-------                                                    --------------    -----------    ---------
                                                           (IN THOUSANDS)
4 Year MOPPRS due 2002 (2).............................      $  250,000         6.4%          6.3%
5 Year Notes due 2003..................................         300,000         6.4%          6.8%
6 Year Notes due 2004..................................         250,000         6.5%          6.7%
7 Year Notes due 2004..................................          30,000         7.2%          7.3%
7 Year Notes due 2005..................................         400,000         6.6%          7.0%
8 Year Notes due 2005..................................          50,000         7.4%          7.7%
9 Year Notes due 2006..................................          50,000         7.4%          7.7%
9 Year Notes due 2007..................................         300,000         6.8%          6.8%
10 Year Notes due 2007.................................          50,000         7.4%          7.7%
10 Year Notes due 2008.................................         300,000         6.8%          7.0%
20 Year Notes due 2018.................................         250,000         7.3%          7.6%
30 Year Notes due 2028.................................         225,000         7.3%          7.3%
                                                             ----------         ----          ----
  Subtotal.............................................       2,455,000         6.8%          7.0%
                                                                                ====          ====
Net premium (net of accumulated amortization of $0.3
  million).............................................           4,317
                                                             ----------
  Total................................................      $2,459,317
                                                             ==========

---------------

(1) Includes the cost of the terminated interest rate protection agreements, offering and transaction costs, the premium on the warrants and the discount on unsecured notes.

(2) The MOPPRS are subject to mandatory redemption in 2002, but do not mature until 2012.

     The Company filed a registration statement, which was declared effective on June 18, 1998, relating to an offer to exchange the $180 Million Notes, the $1.25 Billion Notes and the $250 million MOPPRS for registered securities of the Company with terms identical in all material respects to the terms of the existing notes and MOPPRS. This exchange offer expired on July 30, 1998 and a majority of the holders exchanged their notes for registered notes of the Company.

     The Company filed a shelf registration statement, which was declared effective on July 22, 1998, relating to the issuance from time to time of up to $2.0 billion of unsecured debt securities and warrants exercisable for

         EQUITY OFFICE PROPERTIES TRUST AND EQUITY OFFICE PREDECESSORS NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS -- (CONTINUED)

NOTE 9 -- UNSECURED NOTES -- (CONTINUED) debt securities in amounts, at initial prices and on terms to be determined at the time of offering. The securities may be issued separately or together, in separate series and in amounts, at prices and on terms to be described in one or more supplements to the prospectus. The Company sold $1.0 billion of unsecured notes in January 1999 under this registration statement.

     The Company filed a registration statement, which was declared effective on September 4, 1998, relating to an offer to exchange (a) the $775 Million Notes;
(b) the 300,000 warrants to purchase an additional $300 million in unsecured notes at a later date; and (c) portions of the $1.25 Billion Notes and MOPPRS for registered securities of the Company with terms identical in all material respects to the terms of the existing securities. This exchange offer expired on October 27, 1998 and a majority of the holders exchanged their notes for registered securities of the Company.

NOTE 10 -- MINORITY INTERESTS IN PARTIALLY OWNED PROPERTIES

     The following Properties are controlled and partially owned by the Company but have partners with minority interests. The Company has included 100% of the financial condition and results of operations of these properties in the consolidated financial statements of the Company and the combined financial statements of Equity Office Predecessors. The equity interests of the unaffiliated partners are reflected as minority interests:

                                                                COMPANY'S OWNERSHIP AS OF
PROPERTY                                                        DECEMBER 31, 1998 AND 1997
--------                                                        --------------------------
5100 Brookline (CIGNA Center)...............................                 95%(1)
The Plaza at La Jolla Village...............................              66.67%(1)
San Felipe Plaza............................................                 35%(2)
Capitol Commons Garage......................................                 50%(3)
Acorn Properties............................................                 89%(4)

---------------

(1) The Company owns a controlling interest and is the managing general partner.

(2) The Company is the managing general partner and receives preferential allocations resulting in the Company receiving 100% of the economic benefits. Prior to the IPO, an affiliate of the Company was the managing general partner.

(3) The Company owns a controlling interest and receives preferential allocations. The unaffiliated partner is entitled to receive 50% of the remaining cash flow after the Company receives its preferential allocations.

(4) The Company has an 89% managing general partner interest in 11 Office Properties and receives preferential allocations entitling the Company to 99% of the economic benefits. The Company has the option of purchasing the remaining interest in the 11 Office Properties, exercisable for a designated period commencing three years after the respective closing dates on the initial purchases, for additional consideration in the amount of approximately $2.1 million, all payable in Units valued at $28.775 per Unit.

NOTE 11 -- SHAREHOLDERS' EQUITY

Common Shares

     During the period from July 11, 1997 through December 31, 1997, in the course of acquiring 28 Office Properties, one Parking Facility and an interest in a management company, the Operating Partnership issued 8,711,157 Units and the Company issued 3,435,688 Common Shares for a total of approximately $342.7 million. The total acquisition cost of these Properties and the interest in the management company was approximately $1,315.4 million. In addition, the Operating Partnership issued 8,570,886 Units and the

         EQUITY OFFICE PROPERTIES TRUST AND EQUITY OFFICE PREDECESSORS NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS -- (CONTINUED)

NOTE 11 -- SHAREHOLDERS' EQUITY -- (CONTINUED)
Company issued 84,425,856 Common Shares in connection with the Beacon Merger (see Note 4). In July 1998, the Company filed a Form S-3 shelf registration statement with the SEC, which was declared effective on September 4, 1998, to register the resale of 20,210,129 Common Shares which may be sold by the holders of previously privately issued Common Shares and/or certain Common Shares issued in exchange for Units.

     In December 1998, the Company filed a Form S-3 shelf registration statement with the SEC to register 137,427 Common Shares which may be sold by the holders thereof after the issuance of such Common Shares in exchange for Units.

     In October 1997, the Company completed two private placements for a total of 9,685,034 restricted Common Shares for a total value of approximately $273.9 million and subsequently registered a portion of the shares with the SEC.

     In April 1998, the Company privately placed 1,628,009 Common Shares at $28.5625 per share for net proceeds of approximately $44.1 million (the "UIT Offering"). The Company used the net proceeds to fund property acquisitions. These shares were subsequently registered with the SEC.

     During 1998, the Company issued 7,043,510 Units at a weighted average price of $25.07 per Unit for a total of approximately $176.6 million in connection with the separate acquisition of three Office Properties located in Denver, CO., Seattle, WA. and New York, NY. These Units represented a portion of the total acquisition cost of these Office Properties of approximately $697.2 million. In September 1998, the Company filed a Form S-3 shelf registration statement with the SEC to register the resale of 6,854,451 Common Shares which may be sold by the holders thereof or by holders of Units upon the issuance of Common Shares in exchange for such Units.

     In July 1998, the Company filed a Form S-3 shelf registration statement with the SEC, which was declared effective on July 22, 1998, to register the issuance of $1.5 billion of Common Shares, preferred shares of beneficial interest and warrants to be issued at prices and on terms to be determined at the time of offering. The Company may issue the securities separately or together, in separate series, in amounts, at prices and on terms described in one or more supplements to the prospectus. The Series C Preferred Shares were issued under this registration statement in December 1998.

     The following table presents the changes in the Company's issued and outstanding Common Shares since the Consolidation and IPO (excluding Units of 28,645,699 and 29,159,690 outstanding at December 31, 1998 and 1997 respectively, which are convertible into Common Shares on a one-for-one basis, or the cash equivalent thereof, subject to certain restrictions):

                                                               1998           1997
                                                            -----------    -----------
OUTSTANDING AT JANUARY 1,...............................    249,527,663             --
Issued through UIT Offering.............................      1,628,009             --
Outstanding upon completion of the Consolidation and the
  IPO...................................................             --    152,180,770
Issued in exchange for Properties.......................             --      3,435,688
Restricted share awards.................................        380,000        298,000
Issued as trustee compensation..........................             --          5,055
Sale of Common Shares...................................             --      9,685,034
Issued for Beacon Merger (including 3,829,739 of Beacon
  options exercised)....................................             --     84,425,856
Issued through exercise of options......................        809,653             --
Issued through redemption of Units......................      7,556,332             --
Held in treasury (1)....................................             --       (502,740)
                                                            -----------    -----------
OUTSTANDING AT DECEMBER 31,.............................    259,901,657    249,527,663
                                                            ===========    ===========

         EQUITY OFFICE PROPERTIES TRUST AND EQUITY OFFICE PREDECESSORS NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS -- (CONTINUED)

NOTE 11 -- SHAREHOLDERS' EQUITY -- (CONTINUED)
---------------

(1) There were 502,740 Common Shares held by the Operating Partnership as of December 31, 1997. During 1998 these shares were retired.

Ownership of Operating Partnership

     The Company's ownership in the Operating Partnership was approximately 90.1% and 89.5% as of December 31, 1998 and 1997, respectively.

Warrants

     In connection with the December 1997 acquisition of 10 Office Properties, the Company issued warrants that expire in December 2002 to purchase an aggregate of 5,000,000 Common Shares at an exercise price of $39.375 per Common Share. The warrants were valued at $3.00 per warrant utilizing the Black-Scholes valuation model at the time of issuance, and are reflected as a component of additional paid in capital.

Preferred Shares

     On December 19, 1997, the Company exchanged its 8,000,000 8.98% Series A Cumulative Redeemable Preferred Shares, liquidation preference of $25.00 per share for the Beacon Series A Preferred Shares in connection with the Beacon Merger. Holders of the shares are entitled to receive, when and as authorized by the Company, cumulative preferential cash distributions at the rate of 8.98% of the $25.00 liquidation preference per annum (equivalent to a fixed annual amount of $2.245 per share). Such distributions are cumulative from December 19, 1997 and are payable quarterly in arrears of $.56125 per share on or before March 15, June 15, September 15 and December 15 of each year. Holders of the shares have no other voting rights except as provided by law and have no preemptive rights. On and after June 15, 2022, the Company, at its option and upon not less than 30, nor more than 60 days written notice, may redeem the shares, in whole or in part, at any time or from time to time, for cash at a redemption price of $25.00 per share, plus all accrued and unpaid distributions thereon to the date fixed for redemption.

     In February 1998, the Company privately placed (the "Series B Preferred Share Offering") 6,000,000 of its 5.25% Series B Convertible, Cumulative Redeemable Preferred Shares, $50 liquidation preference per share (the "Series B Preferred Shares"). This offering generated net proceeds of approximately $290.3 million after offering costs of $9.7 million. The net proceeds were used to pay down the line of credit. The Series B Preferred Shares are convertible at any time by the holder into Common Shares at a conversion price of $35.70 per Common Share, equivalent to a conversion ratio of 1.40056 Common Shares for each Series B Preferred Share. The Series B Preferred Shares are non-callable for five years with a mandatory call on February 15, 2008. Each Series B Preferred Share will receive a quarterly distribution of $0.65625 per share.

     The Company filed a registration statement, which was declared effective on September 4, 1998, relating to the resale of the Series B Preferred Shares. The shares were required to be registered under the terms of a registration rights agreement entered into at the time of the original private placement.

     In December 1998, the Company completed the offering (the "Series C Preferred Share Offering") of 4,600,000 of its 8.625% Series C Cumulative Redeemable Preferred Shares, $25 liquidation preference per share (the "Series C Preferred Shares"). This offering generated net proceeds of approximately $111.4 million after offering costs of $3.6 million. The net proceeds were used to pay down the $1.0 Billion Credit Facility. On and after December 8, 2003, the Company may redeem the shares, in whole or in part, at any time or from time to time, for cash at a redemption price of $25.00 per share, plus all accrued and unpaid distributions thereon to the date fixed for redemption. Each Series C Preferred Share will receive a quarterly distribution of $0.5390625 per share which will commence in 1999.

         EQUITY OFFICE PROPERTIES TRUST AND EQUITY OFFICE PREDECESSORS NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS -- (CONTINUED)

NOTE 11 -- SHAREHOLDERS' EQUITY -- (CONTINUED)
Dividends/Distributions

     The following table summarizes the dividends/distributions paid to Common Share/Unit holders and Preferred Share holders related to the period from July 11, 1997 through December 31, 1997 and the year ended December 31, 1998.

                                                                             FOR THE QUARTER
                                       DIVIDEND/ DISTRIBUTION      DATE         OR PERIOD        RECORD
                                               AMOUNT              PAID           ENDED           DATE
                                       ----------------------    --------    ---------------    --------
Common Share/Unit holders (1)......          $    0.26(2)         10-9-97        9-30-97         9-29-97
                                             $    0.30           12-19-97       12-31-97        12-10-97
                                             $    0.32            4-10-98        3-31-98         3-31-98
                                             $    0.32            7-10-98        6-30-98         6-30-98
                                             $    0.37            10-9-98        9-30-98         9-30-98
                                             $    0.37           12-29-98       12-31-98        12-15-98
Series A Preferred Share holders...          $ 0.56125            3-15-98        3-31-98          3-9-98
                                             $ 0.56125            6-15-98        6-30-98          6-1-98
                                             $ 0.56125            9-15-98        9-30-98          9-1-98
                                             $ 0.56125           12-15-98       12-31-98         12-1-98
Series B Preferred Share holders...          $0.619792(3)         5-15-98        6-30-98          5-1-98
                                             $ 0.65625            8-17-98        9-30-98          8-3-98
                                             $ 0.65625           11-16-98       12-31-98         11-2-98

---------------

(1) For federal income tax purposes, 4.3% (unaudited) of the dividends paid in 1998 represented a non-taxable return of capital and the remaining 95.7% (unaudited) represented ordinary income. In addition, 19.03% (unaudited) of the dividends paid in 1997 represented a non-taxable return of capital and the remaining 80.97% (unaudited) represented ordinary income.

(2) Prorated from IPO date of July 11, 1997 based on $.30 for the full quarter.

(3) Partial distribution of $0.619792 covers the period from February 19 through May 15, 1998.

NOTE 12 -- FUTURE MINIMUM RENTS

     Future minimum rental receipts due on noncancelable operating leases at the Office Properties and Parking Facilities as of December 31, 1998 were as follows:

(DOLLARS IN THOUSANDS)
1999........................................................          $1,384,661
2000........................................................           1,288,011
2001........................................................           1,129,233
2002........................................................             940,647
2003........................................................             754,906
Thereafter..................................................           2,635,815
                                                                      ----------
  Total.....................................................          $8,133,273
                                                                      ==========

     The Company is subject to the usual business risks associated with the collection of the above scheduled rents. The future minimum rents from the Company's investment in unconsolidated joint ventures have not been included in the above schedule.

         EQUITY OFFICE PROPERTIES TRUST AND EQUITY OFFICE PREDECESSORS NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS -- (CONTINUED)

NOTE 13 -- FUTURE MINIMUM LEASE PAYMENTS

     As of December 31, 1998, the Company's ownership of 16 Office Properties and four Parking Facilities are subject to ground leases. Certain of these leases are subject to rental increases based upon the appraised value of the Property at specified dates or certain financial calculations of the respective Property. As disclosed in Note 19, the Company leases its office space from an affiliate. Future minimum lease obligations under these noncancelable leases as of December 31, 1998 were as follows:

                   (DOLLARS IN THOUSANDS)
1999........................................................           $  8,379
2000........................................................              8,593
2001........................................................              8,498
2002........................................................              8,324
2003........................................................              5,665
Thereafter..................................................            499,368
                                                                       --------
  Total.....................................................           $538,827
                                                                       ========

     Rental expense for the year ended December 31, 1998, the period from July 11, 1997 through December 31, 1997, the period from January 1, 1997 through July 10, 1997, and the year ended December 31, 1996 was approximately $11.1 million, $3.4 million, $3.8 million and $4.5 million, respectively.

NOTE 14 -- EXTRAORDINARY ITEMS

     The Company incurred an extraordinary loss of approximately $7.5 million during the year ended December 31, 1998. This loss consisted of approximately $7.0 million of fees charged upon the termination of $300 million of interest rate protection agreements in connection with the Series B Preferred Share Offering and approximately $0.5 million of unamortized deferred financing costs related to the termination of the $1.0 Billion Credit Facility.

     In addition, the Company and Equity Office Predecessors reported an extraordinary loss of approximately $16.4 million and $0.3 million, for the period July 11 through December 31, 1997 and January 1 through July 10, 1997, respectively, related to pre-payment penalties on debt retired prior to maturity during the respective periods with net proceeds from the IPO and available cash reserves.

         EQUITY OFFICE PROPERTIES TRUST AND EQUITY OFFICE PREDECESSORS NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS -- (CONTINUED)

NOTE 15 -- EARNINGS PER SHARE

     The following table sets forth the computation of basic and diluted earnings per Common Share:

                                                                                       FOR THE PERIOD FROM
                                                                FOR THE YEAR ENDED    JULY 11, 1997 THROUGH
                                                                DECEMBER 31, 1998       DECEMBER 31, 1997
                                                                ------------------    ---------------------
       (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
NUMERATOR:
  Net income available to Common Shares before gain on sales
    of real estate and extraordinary items..................       $   311,900             $    87,303
  Gain on sales of real estate..............................            12,433                     126
  Extraordinary items.......................................            (7,506)                (16,366)
                                                                   -----------             -----------
  Numerator for basic earnings per share -- income available
    to Common Shares........................................           316,827                  71,063
  Minority interest in Operating Partnership................            36,226                   7,010
                                                                   -----------             -----------
  Numerator for diluted earnings per share -- income
    available to Common Shares..............................       $   353,053             $    78,073
                                                                   ===========             ===========
DENOMINATOR:
  Denominator for basic earnings per share -- weighted
    average Common Shares...................................       253,167,037             162,591,477
                                                                   -----------             -----------
  Effect of dilutive securities:
    Redemption of Units to Common Shares....................        28,947,306              16,056,085
    Share options and put options...........................         1,860,189               1,366,465
                                                                   -----------             -----------
  Dilutive potential Common Shares..........................        30,807,495              17,422,550
                                                                   -----------             -----------
  Denominator for diluted earnings per share -- adjusted
    weighted average shares and assumed conversions.........       283,974,532             180,014,027
                                                                   ===========             ===========
BASIC EARNINGS AVAILABLE TO COMMON SHARES PER WEIGHTED
  AVERAGE COMMON SHARE:
  Net income before gain on sales of real estate and
    extraordinary items.....................................       $      1.23             $      0.54
  Gain on sales of real estate..............................              0.05                      --
  Extraordinary items.......................................             (0.03)                  (0.10)
                                                                   -----------             -----------
  Net income per Common Share...............................       $      1.25             $      0.44
                                                                   ===========             ===========
DILUTED EARNINGS AVAILABLE TO COMMON SHARES PER WEIGHTED
  AVERAGE COMMON SHARE:
  Net income before gain on sales of real estate and
    extraordinary items.....................................       $      1.23             $      0.52
  Gain on sales of real estate..............................              0.04                      --
  Extraordinary items.......................................             (0.03)                  (0.09)
                                                                   -----------             -----------
  Net income per Common Share...............................       $      1.24             $      0.43
                                                                   ===========             ===========

     For additional disclosures regarding the employee stock options and the restricted shares see Note 21.

     Options to purchase 2,969,608 Common Shares at a weighted average exercise price of $30.27 per Common Share, warrants to purchase 5,000,000 Common Shares at an exercise price of $39.375 per Common Share and the Series B Preferred Shares at a conversion price of $35.70 per Common Share were outstanding during the year ended December 31, 1998, and were not included in the computation of diluted earnings per share for the year ended December 31, 1998, since they would have an antidilutive effect. In addition, options to purchase 726,500 Common Shares at a weighted average exercise price of $32.93 per Common Share and warrants to purchase 5,000,000 Common Shares at an exercise price of $39.375 per Common Share were outstanding during 1997 and were not included in the computation of diluted earnings per share for the period from July 11, 1997 through December 31, 1997 since they would have an antidilutive effect.

         EQUITY OFFICE PROPERTIES TRUST AND EQUITY OFFICE PREDECESSORS NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS -- (CONTINUED)

NOTE 16 -- SEGMENT INFORMATION

     As discussed in Note 1, the Company's primary business is the ownership and operation of Office Properties. The Company's long-term tenants are in a variety of businesses and no single tenant is significant to the Company's business. Information related to this segment for the years ended December 31, 1998, 1997 and 1996 is below:

                                                                       FOR THE YEAR ENDED DECEMBER 31, 1998
                                                          --------------------------------------------------------------
                                                          OFFICE PROPERTIES    CORPORATE AND OTHER    TOTAL CONSOLIDATED
                                                          -----------------    -------------------    ------------------
                 (DOLLARS IN THOUSANDS)
Property Operating Revenues.............................     $ 1,627,881            $  30,539            $ 1,658,420
Property Operating Expenses.............................        (584,353)              (8,353)              (592,706)
                                                             -----------            ---------            -----------
  Net operating income..................................       1,043,528               22,186              1,065,714
                                                             -----------            ---------            -----------
Adjustments to arrive at net income:
  Other revenues........................................           1,879               19,400                 21,279
  Interest expense (1)..................................        (144,989)            (193,622)              (338,611)
  Depreciation and amortization.........................        (294,308)             (11,674)              (305,982)
  Ground rent...........................................          (7,611)                 (50)                (7,661)
  General and administrative............................            (415)             (63,149)               (63,564)
                                                             -----------            ---------            -----------
    Total adjustments to arrive at net income...........        (445,444)            (249,095)              (694,539)
                                                             -----------            ---------            -----------
Income before allocation to minority interests, income
  from investment in unconsolidated joint ventures, gain
  on sales of real estate and extraordinary items.......         598,084             (226,909)               371,175
Minority interests......................................          (1,755)             (36,585)               (38,340)
Income from investment in unconsolidated joint
  ventures..............................................           7,832                3,435                 11,267
Gain on sales of real estate and extraordinary items....          12,433               (7,506)                 4,927
                                                             -----------            ---------            -----------
  Net income............................................     $   616,594            $(267,565)           $   349,029
                                                             ===========            =========            ===========
Capital and tenant improvements.........................     $   200,033            $   7,060            $   207,093
                                                             ===========            =========            ===========
Total Assets............................................     $13,633,546            $ 627,745            $14,261,291
                                                             ===========            =========            ===========

                                                                       FOR THE YEAR ENDED DECEMBER 31, 1997
                                                          --------------------------------------------------------------
                                                          OFFICE PROPERTIES    CORPORATE AND OTHER    TOTAL CONSOLIDATED
                                                          -----------------    -------------------    ------------------
                 (DOLLARS IN THOUSANDS)
Property Operating Revenues.............................     $   711,153            $  22,577            $   733,730
Property Operating Expenses.............................        (273,181)              (5,023)              (278,204)
                                                             -----------            ---------            -----------
  Net operating income..................................         437,972               17,554                455,526
                                                             -----------            ---------            -----------
Adjustments to arrive at net income:
  Other revenues........................................           1,236               17,106                 18,342
  Interest expense(1)...................................        (114,122)             (43,034)              (157,156)
  Depreciation and amortization.........................        (128,137)              (8,243)              (136,380)
  Ground rent...........................................          (4,714)                 (46)                (4,760)
  General and administrative............................            (955)             (33,936)               (34,891)
                                                             -----------            ---------            -----------
    Total adjustments to arrive at net income...........        (246,692)             (68,153)              (314,845)
                                                             -----------            ---------            -----------
Income before allocation to minority interests, income
  from investment in unconsolidated joint ventures, gain
  on sales of real estate and extraordinary items.......         191,280              (50,599)               140,681
Minority interests......................................          (1,376)              (7,335)                (8,711)
Income from investment in unconsolidated joint
  ventures..............................................           2,432                2,723                  5,155
Gain on sales of real estate and extraordinary items....          (3,278)                (726)                (4,004)
                                                             -----------            ---------            -----------
  Net income............................................     $   189,058            $ (55,937)           $   133,121
                                                             ===========            =========            ===========
Capital and tenant improvements.........................     $   156,419            $   2,678            $   159,097
                                                             ===========            =========            ===========
Total Assets............................................     $11,352,556            $ 399,116            $11,751,672
                                                             ===========            =========            ===========

         EQUITY OFFICE PROPERTIES TRUST AND EQUITY OFFICE PREDECESSORS NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS -- (CONTINUED)

NOTE 16 -- SEGMENT INFORMATION -- (CONTINUED)

                                                                       FOR THE YEAR ENDED DECEMBER 31, 1996
                                                          --------------------------------------------------------------
                                                          OFFICE PROPERTIES    CORPORATE AND OTHER    TOTAL CONSOLIDATED
                                                          -----------------    -------------------    ------------------
(DOLLARS IN THOUSANDS)
Property Operating Revenues.............................     $   483,193            $  10,203            $   493,396
Property Operating Expenses.............................        (195,738)              (3,102)              (198,840)
                                                             -----------            ---------            -----------
  Net operating income..................................         287,455                7,101                294,556
                                                             -----------            ---------            -----------
Adjustments to arrive at net income:
  Other revenues........................................           1,954               12,774                 14,728
  Interest expense (1)..................................        (112,500)              (7,095)              (119,595)
  Depreciation and amortization.........................         (92,077)              (4,160)               (96,237)
  Ground rent...........................................          (2,177)                 (50)                (2,227)
  General and administrative............................            (281)             (22,864)               (23,145)
                                                             -----------            ---------            -----------
    Total adjustments to net income.....................        (205,081)             (21,395)              (226,476)
                                                             -----------            ---------            -----------
Income before allocation to minority interests, income
  from investment in unconsolidated joint ventures, gain
  on sales of real estate and extraordinary items.......          82,374              (14,294)                68,080
Minority interests......................................          (1,733)                (353)                (2,086)
Income from investment in unconsolidated joint
  ventures..............................................           2,093                   --                  2,093
Gain on sales of real estate and extraordinary items....           5,338                   --                  5,338
                                                             -----------            ---------            -----------
  Net income............................................     $    88,072            $ (14,647)           $    73,425
                                                             ===========            =========            ===========

---------------

(1) Interest expense for the Office Properties does not include allocation of interest expense on corporate unsecured debt.

NOTE 17 -- PRO FORMA STATEMENT OF OPERATIONS (UNAUDITED)

     The pro forma data presented below is included to illustrate the effect on the Company's operations as a result of the transactions described below.

     The accompanying unaudited Pro Forma Condensed Combined Statement of Operations for the year ended December 31, 1998, reflects the following transactions as if they had occurred on January 1, 1998: (a) the acquisition of 28 Office Properties, and two Parking Facilities, acquired during 1998; (b) the disposition of five office properties; (c) the purchase of the remaining partnership interests in one of the Company's unconsolidated joint ventures; (d) the February 1998 $1.5 Billion Notes Offering; (e) the Series B Preferred Offering and the Series C Preferred Offering; (f) the increase in the $600 Million Credit Facility to $1.0 billion; (g) the UIT Offering in April 1998, (h) the June 1998 $775 Million Notes Offering and (i) the $48.5 million investment in preferred shares of Capital Trust.

     The accompanying unaudited Pro Forma Condensed Combined Statement of Operations for the year ended December 31, 1997 reflects the following transactions as if they had occurred on January 1, 1997: (a) the acquisition of 66 Office Properties, including 20 Office Properties acquired by Beacon prior to the Beacon Merger, and seven Parking Facilities, including an interest in four Parking Facilities, acquired during the year ended December 31, 1997; (b) the disposition of eight office properties; (c) the $180 Million Notes Offering which closed on September 3, 1997; (d) the transactions that occurred in connection with the Consolidation of Equity Office Predecessors and the IPO which closed on July 11, 1997, and the decrease in interest expense resulting from the use of the net proceeds for the repayment of mortgage debt; (e) the net change in interest expense from draws on the $1.5 Billion Credit Facility used to refinance existing mortgage debt; (f) the Beacon Merger; (g) the acquisition of 28 Office Properties and two Parking Facilities acquired during 1998; (h) the purchase of the remaining partnership interest in one of the Company's unconsolidated joint ventures; (i) the February 1998 $1.5 Billion Notes Offering; (j) the Series B Preferred Offering and the Series C Preferred Offering; (k) the increase in the $600 Million Credit Facility to $1.0 billion;
(l) the UIT

         EQUITY OFFICE PROPERTIES TRUST AND EQUITY OFFICE PREDECESSORS NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS -- (CONTINUED)

NOTE 17 -- PRO FORMA STATEMENT OF OPERATIONS (UNAUDITED) -- (CONTINUED) Offering; (m) the June 1998 $775 Million Notes Offering and (n) the $48.5 million investment in preferred shares of Capital Trust.

     The accompanying unaudited pro forma condensed combined financial statements have been prepared by management of the Company and do not purport to be indicative of the results which would actually have been obtained had the transactions described above been completed on the dates indicated or which may be obtained in the future.

                                                                FOR THE YEARS ENDED DECEMBER 31,
                                                                --------------------------------
                                                                     1998              1997
                                                                --------------    --------------
(DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA)
Total Revenues..............................................     $ 1,812,898       $ 1,705,598
                                                                 ===========       ===========
Income before extraordinary items...........................     $   348,202       $   279,715
                                                                 ===========       ===========
Net income available for Common Shares......................     $   296,800       $   220,894
                                                                 ===========       ===========
Net income per Common Share -- Basic........................     $      1.14       $       .86
                                                                 ===========       ===========
Common Shares outstanding -- Basic..........................     259,902,000       257,203,000
                                                                 ===========       ===========
Net income per Common Share -- Diluted......................     $      1.14       $       .85
                                                                 ===========       ===========
Common Shares outstanding -- Diluted........................     290,824,000       289,136,000
                                                                 ===========       ===========

NOTE 18 -- QUARTERLY DATA (UNAUDITED)

     The quarterly data for the last three years are presented in the tables below:

                                                           FOR THE THREE MONTHS ENDED
                                              -----------------------------------------------------
                                               12/31/98       9/30/98       6/30/98       3/31/98
                                              -----------   -----------   -----------   -----------
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE
DATA)
Total revenues..............................  $   469,002   $   436,933   $   399,944   $   373,820
                                              ===========   ===========   ===========   ===========
Income before allocation to minority
  interests, income from investment in
  unconsolidated joint ventures, gain on
  sales of real estate and extraordinary
  items.....................................  $    92,789   $    96,176   $    97,879   $    84,331
                                              ===========   ===========   ===========   ===========
Net income..................................  $    97,938   $    89,423   $    88,926   $    72,742
                                              ===========   ===========   ===========   ===========
Net income available for Common Shares......  $    88,866   $    80,996   $    80,494   $    66,471
                                              ===========   ===========   ===========   ===========
Net income available per weighted average
  Common Shares outstanding -- Basic........  $      0.34   $      0.32   $      0.32   $      0.27
                                              ===========   ===========   ===========   ===========
Net income available per weighted average
  Common Share outstanding -- Diluted.......  $      0.34   $      0.32   $      0.32   $      0.27
                                              ===========   ===========   ===========   ===========
Weighted average Common Shares outstanding
  -- Basic..................................  259,384,934   252,241,995   251,179,221   249,766,440
                                              ===========   ===========   ===========   ===========
Weighted average Common Shares outstanding
  -- Diluted................................  291,437,262   281,929,910   281,200,962   280,327,761
                                              ===========   ===========   ===========   ===========

         EQUITY OFFICE PROPERTIES TRUST AND EQUITY OFFICE PREDECESSORS NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS -- (CONTINUED)

NOTE 18 -- QUARTERLY DATA (UNAUDITED) -- (CONTINUED)

                                                           FOR THE THREE MONTHS ENDED
                                              -----------------------------------------------------
                                               12/31/97     9/30/97(1)      6/30/97       3/31/97
                                              -----------   -----------   -----------   -----------
 (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)
Total revenues..............................  $   248,400   $   183,886   $   165,219   $   154,567
                                              ===========   ===========   ===========   ===========
Income before allocation to minority
  interests, income from investment in
  unconsolidated joint ventures, gain on
  sales of real estate and extraordinary
  items.....................................  $    46,704   $    45,736   $    23,331   $    24,910
                                              ===========   ===========   ===========   ===========
Net income..................................  $    40,208   $    31,290   $    30,853   $    30,769
                                              ===========   ===========   ===========   ===========
Net income available for Common Shares......  $    39,559   $    31,290   $    30,853   $    30,769
                                              ===========   ===========   ===========   ===========
Net income available per weighted average
  Common Shares outstanding -- Basic........  $      0.23   $      0.21            --            --
                                              ===========   ===========   ===========   ===========
Net income available per weighted average
  Common Shares outstanding -- Diluted......  $      0.22   $      0.21            --            --
                                              ===========   ===========   ===========   ===========
Weighted average Common Shares outstanding
  -- Basic..................................  172,307,010   151,691,121            --            --
                                              ===========   ===========   ===========   ===========
Weighted average Common Shares outstanding
  -- Diluted................................  193,055,145   165,384,651            --            --
                                              ===========   ===========   ===========   ===========

                                                           FOR THE THREE MONTHS ENDED
                                              -----------------------------------------------------
                                               12/31/96       9/30/96       6/30/96       3/31/96
                                              -----------   -----------   -----------   -----------
           (DOLLARS IN THOUSANDS)
Total revenues..............................  $   154,887   $   126,117   $   116,970   $   110,150
                                              ===========   ===========   ===========   ===========
Income before allocation to minority
  interests, income from investment in
  unconsolidated joint ventures, gain on
  sale of real estate and extraordinary
  items.....................................  $    29,688   $    11,015   $    14,543   $    12,834
                                              ===========   ===========   ===========   ===========
Net income..................................  $    30,383   $    11,024   $    14,040   $    17,978
                                              ===========   ===========   ===========   ===========

---------------

(1) This column includes the operations of Equity Office Predecessors from July 1 through July 10, 1997 and the operations of the Company from July 11 through September 30, 1997. The earnings per share disclosures pertain only to the operations of the Company from July 11 through September 30, 1997.

         EQUITY OFFICE PROPERTIES TRUST AND EQUITY OFFICE PREDECESSORS NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS -- (CONTINUED)

NOTE 19 - RELATED PARTY TRANSACTIONS

     Affiliates provide various services to the Company. Fees and reimbursements paid by the Company to affiliates for the years ended December 31, 1998, 1997 and 1996 and payable as of December 31, 1998 and 1997 were as follows:

                                                                                       PAYABLE AS OF
                                                    PAID IN YEAR ENDED DECEMBER 31,    DECEMBER 31,
                                                    --------------------------------   -------------
                                                      1998        1997       1996       1998    1997
                                                    ---------   --------   ---------   ------   ----
             (DOLLARS IN THOUSANDS)
Legal fees and expenses(1).......................    $ 3,507     $3,006     $ 3,481    $  978   $550
Insurance reimbursements and brokerage fees(2)...      3,323      2,279       1,868      (139)    32
Development, management and leasing fees(3)......      4,405        434         702        --     --
Office rent(4)...................................      1,792      1,068         777       128     79
Administrative, accounting and consulting
  services(5)....................................        750      1,373       1,893       169     72
Acquisition Fees(6)..............................         --        777       3,068        --     --
Organization and offering expenses(7)............         --        106         778        --     --
Disposition fees.................................         --         --         124        --     --
                                                     -------     ------     -------    ------   ----
     Total.......................................    $13,777     $9,043     $12,691    $1,136   $733
                                                     =======     ======     =======    ======   ====

---------------

(1) Represents amounts primarily paid to Rosenberg & Liebentritt, P.C., a law firm, for legal fees and expenses incurred in connection with acquisition, corporate and leasing activity. A trustee of the Company was a principal of this law firm until September 1, 1997.

(2) Represents amounts paid to EGI Risk Services Inc. for reimbursement of property insurance premiums to an affiliated company and fees for risk management services including reviewing, obtaining and/or researching various insurance policies. EGI Risk Services, Inc. is a wholly owned subsidiary of the Equity Group, of which Samuel Zell is the Chairman of the Board

(3) In December 1997, the Company acquired ten office properties from an entity affiliated with Wright Runstad & Company for approximately $640 million. Mr. Runstad, a principal of the Wright Runstad & Company, is a trustee of the Company. In addition, the Company and an affiliate of the Equity Group acquired a 30% non-controlling interest in WRALP, a subsidiary of Wright Runstad & Company, which provides property management, leasing and development services. The Company has agreed to make available to WRALP up to $20 million in additional financing or credit support for future development. As of December 31, 1998, no amounts have been funded. The Company recorded income of approximately $1.3 million from it's investment in WRALP for the year ended December 31, 1998.

    WRALP serves as co-property manager with the Company for the properties acquired from its affiliates in December, 1997 in addition to two properties acquired during 1998. WRALP also serves as the developer on two projects under construction, Sunset North Corporate Campus and Three Bellevue Center. The Company has an 80% interest in each development project, and WRALP owns the remaining 20% interest. WRALP is the developer of The World Trade in Seattle, Washington. The Company has agreed to acquire that building after its completion and occupancy by a third party tenant which is scheduled for the first quarter of 2000.

    The amounts for 1997 and 1996 represent development fees paid to an affiliate of the Equity Group to manage the renovation project at the 28 State Street Office Building.

(4) The Company leases its corporate office space from an affiliate of the Equity Group.

(5) Administrative services include fees paid to EGI for consulting services such as economic and demographic research for possible acquisitions and real estate tax consulting. In 1997 and 1996, administrative services also includes fees paid to EGI for centralized services such as payroll processing, employee benefits and telecommunications.

         EQUITY OFFICE PROPERTIES TRUST AND EQUITY OFFICE PREDECESSORS NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS -- (CONTINUED)

NOTE 19 - RELATED PARTY TRANSACTIONS -- (CONTINUED)
(6) Represents amounts paid by Equity Office Predecessors to Merrill Lynch, a limited partner of the general partner of the ZML Funds.

(7) Affiliates of the Equity Group were reimbursed for reasonable costs incurred in connection with the organization and the offering of units in the ZML Funds, including legal and accounting fees and expenses, printing costs and filing fees.

     An affiliate of the Equity Group has an indirect minority interest in Standard Parking Limited Partnership ("SPLP"). An affiliate of SPLP manages the parking operations at certain Properties owned by the Company. Management believes that amounts paid to SPLP's affiliate are equal to market for such services.

     On July 28, 1998, the Company completed the purchase of 50,000 shares of Capital Trust 8.25% Step Up Convertible Trust Preferred Securities, $1,000 liquidation preference per share, for $48.5 million, in a private placement. Mr. Zell, Chairman of the Board of Trustees of the Company, is also Chairman of the Board of Capital Trust. The preferred shares are convertible at any time by the holders into common shares of Capital Trust at a conversion price of $11.70, reflecting a 30% conversion premium over Capital Trust's common share price at the close of business on July 24, 1998. The preferred shares are non-callable for five years, and have a 20-year maturity. The Company earned approximately $1.7 million in dividends in 1998. The dividend is payable each calendar quarter; commencing in year seven, the dividend will increase by 75 basis points per annum. In connection with the investment, Capital Trust has granted the Company and other investors the right to participate in certain strategic lending opportunities. The Company classified this investment with other assets on the balance sheet.

Amounts Received from Affiliates

     Affiliates of the Company leased space in certain of the Office Properties owned by the Company. The provisions of the leases are consistent with terms of unaffiliated tenants' leases. Total rents and other amounts paid by affiliates under the terms of their respective leases were approximately $0.3 million, $3.0 million and $3.5 million for the years ended December 31, 1998, 1997 and 1996, respectively.

     The Company entered into various lease agreements with affiliates of SPLP whereby such affiliates leased certain of the Company's stand-alone Parking Facilities. Certain of these lease agreements provide such lessees with annual successive options to extend the term of the lease through various dates. The rent paid in the years ended December 31, 1998, 1997 and 1996 under these lease agreements was approximately $13.1 million, $11.0 million and $3.2 million, respectively. In addition, the Company may receive additional rent based upon actual gross revenues generated by these Parking Facilities. In accordance with certain of these leases, the Company may be obligated to make an early termination payment if agreement is not reached as to rent amounts to be paid for future periods.

         EQUITY OFFICE PROPERTIES TRUST AND EQUITY OFFICE PREDECESSORS NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS -- (CONTINUED)

NOTE 20 -- NON-CASH INVESTING AND FINANCING ACTIVITIES

     Additional supplemental disclosures of non-cash investing and financing activities of the Company are as follows:

                                                                                  FOR THE PERIOD FROM
                                                           FOR THE YEAR ENDED    JULY 11, 1997 THROUGH
                                                           DECEMBER 31, 1998       DECEMBER 31, 1997
                                                           ------------------    ---------------------
                (DOLLARS IN THOUSANDS)
Mortgage loans and lines of credit assumed through
  Beacon Merger........................................         $     --              $1,160,451
                                                                ========              ==========
Net liabilities assumed through Beacon Merger..........         $     --              $   72,034
                                                                ========              ==========
Common Shares and Units issued through Beacon Merger
  (assuming exercise of 4,732,822 Options).............         $     --              $2,853,266
                                                                ========              ==========
8.98% Series A Cumulative Redeemable Preferred Shares
  exchanged in the Beacon Merger.......................         $     --              $  200,000
                                                                ========              ==========
Common Shares, Units and put options issued through
  property acquisitions (including warrants valued at
  $15.0 million in 1997)...............................         $204,008              $  357,672
                                                                ========              ==========
Mortgage loans assumed/promissory notes issued through
  property acquisitions................................         $406,837              $  263,048
                                                                ========              ==========
Mortgage loans and line of credit assumed in the
  Consolidation........................................         $     --              $2,196,708
                                                                ========              ==========
Net liabilities assumed in the Consolidation...........         $     --              $   62,706
                                                                ========              ==========
Common Shares and Units issued in the Consolidation....         $     --              $2,830,918
                                                                ========              ==========

     In addition, Equity Office Predecessors assumed mortgage debt through property acquisitions of $92.1 million for the year ended December 31, 1996.

NOTE 21 -- SHARE OPTION PLAN AND SHARE AWARD PLAN

     In July 1997, the Company adopted the 1997 Share Option and Share Award Plan, as amended, (the "Employee Plan"). The purpose of the Employee Plan is to attract and retain highly qualified executive officers, trustees, employees and consultants. Through the Employee Plan, certain officers, trustees, certain employees and consultants of the Company are offered the opportunity to acquire Common Shares pursuant to grants of (i) options to purchase Common Shares ("Options"); and (ii) Share Awards. The Employee Plan is administered by the Compensation and Option Committee (the "Compensation Committee") which is appointed by the Board of Trustees of the Company. The Compensation Committee determines those officers, trustees, key employees and consultants to whom, and the time or times of which, grants of Options and Share Awards will be made. The Compensation Committee interprets the Employee Plan, adopts rules relating thereto and determines the terms and provisions of Options. In 1997 and 1998, the Common Shares subject to Options and Share Awards under the Employee Plan were limited to 11,121,786. The maximum aggregate number of Common Shares that may be granted for all rights under the Plan shall not exceed 6.8% of the outstanding shares, calculated on a fully diluted basis and determined annually on the first day of each calendar year. No more than one-half of the maximum aggregate number of Common Shares shall be granted as Share Awards. To the extent that Options expire unexercised or are terminated, surrendered or canceled, the Common Shares allocated to such Options shall become available for future grants under the Plan, unless the Plan has terminated. The Employee Plan will terminate at such times as it issues all of the unissued Common Shares reserved for the Plan. The Board of Trustees may at any time amend or terminate the

         EQUITY OFFICE PROPERTIES TRUST AND EQUITY OFFICE PREDECESSORS NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS -- (CONTINUED)

NOTE 21 -- SHARE OPTION PLAN AND SHARE AWARD PLAN -- (CONTINUED)
Employee Plan, but termination will not affect Options and Share Awards previously granted. Any Options or Share Awards which had vested prior to such termination would remain exercisable by the holder thereof.

     The Compensation Committee determines the vesting schedule of each Option and the term, which term shall not exceed ten years from the date of the grant. As to the Options that have been granted through December 31, 1998, the vesting schedules range from the entire option grant being exercisable as of the grant date, to one-third of the Options being exercisable as of the first anniversary of the grant date, an additional one-third being exercisable as of the second anniversary of the grant date and the remaining one-third of the Options being exercisable as of the third anniversary of the grant date. The exercise price for all Options under the Employee Plan shall not be less than the fair market value of the underlying Common Shares at the time the Option is granted.

     In addition, the Employee Plan permits the Company to issue Share Awards to executive officers, other key employees and trustees upon such terms and conditions as shall be determined by the Compensation Committee in its sole discretion. A share award is an award of Common Shares which (i) may be fully vested upon issuance ("Share Awards") or (ii) may be subject to risk of forfeiture under Section 83 of the Internal Revenue Code ("Restricted Share Award"). Generally, for 1997 and 1998, members of the Board of Trustees have been granted Share Awards pursuant to the Employee Plan as payment of their board fees. In addition, certain senior officers were issued Share Awards as part of their bonus for fiscal year 1998. In each case, the number of Share Awards granted to trustees and senior officers was equal to the dollar value of the fees or bonus earned divided by the fair market value of the shares on the date the fee or bonus would have been paid. In addition to these Share Awards, Restricted Share Awards were granted to certain senior officers in 1997 and 1998. The Restricted Share Awards vest over a five year period as follows: (i) fifty percent of the restricted Share Awards vest on the third anniversary of the initial grant date; (ii) an additional twenty-five percent of the restricted Share Awards vest on the fourth anniversary of the initial grant date; and (iii) the remaining twenty-five percent of the restricted Share Awards vest on the fifth anniversary of the initial grant date.

     The Company has elected to apply the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB No. 25") in the computation of compensation expense. Under APB No. 25's intrinsic value method, compensation expense is determined by computing the excess of the market price of the shares over the exercise price on the measurement date. For the Company's Options, the intrinsic value on the measurement date (or grant date) is zero, and no compensation expense is recognized. Financial Accounting Standards Board No. 123 ("FASB No. 123") requires the Company to disclose pro forma net income and income per share as if a fair value based accounting method had been used in the computation of compensation expense. The fair value of the Options computed under FASB No. 123 would be recognized over the vesting period of the Options. The fair value for the Company's Options granted in 1998 and 1997 was estimated at the time the Options were granted using the Black-Scholes option pricing model with the following weighted average assumptions for 1998 and 1997, respectively: risk-free interest rate of 5.4% and 5.6%; dividend yields of 5.8% and 4.0%; volatility factors of the expected market price of the Company's Common Shares of 0.30 and 0.24; and a weighted average expected life of the Options of five years.

     The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. Because the Company's Options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its Options.

         EQUITY OFFICE PROPERTIES TRUST AND EQUITY OFFICE PREDECESSORS NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS -- (CONTINUED)

NOTE 21 -- SHARE OPTION PLAN AND SHARE AWARD PLAN -- (CONTINUED)
     For purposes of pro forma disclosures, the estimated fair value of the Options is amortized to expense over the Options' vesting period. The following is the unaudited pro forma information for the year ended December 31, 1998 and the period from July 11, 1997 through December 31, 1997:

                                                                                   FOR THE PERIOD FROM
                                                            FOR THE YEAR ENDED    JULY 11, 1997 THROUGH
                                                            DECEMBER 31, 1998       DECEMBER 31, 1997
                                                            ------------------    ---------------------
                                                                      (DOLLARS IN THOUSANDS)
Pro forma net income available to Common Shares before
  gain on sales of real estate and extraordinary
  items.................................................         $310,051               $ 85,654
Gain on sales of real estate and extraordinary items....            4,927                (16,240)
                                                                 --------               --------
Pro forma net income available to Common Shares.........         $314,978               $ 69,414
                                                                 ========               ========

                                                                                   FOR THE PERIOD FROM
                                                           FOR THE YEAR ENDED     JULY 11, 1997 THROUGH
                                                           DECEMBER 31, 1998        DECEMBER 31, 1997
                                                           ------------------    -----------------------
                                                           BASIC     DILUTED     BASIC           DILUTED
                                                           ------    --------    -----           -------
                  EARNINGS PER SHARE
Pro forma net income available to Common Shares before
  gain on sales of real estate and extraordinary
  items................................................    $1.22      $1.22      $ .53            $ .51
Gain on sales of real estate and extraordinary items...      .02        .02      (0.10)           (0.09)
                                                           -----      -----      -----            -----
Pro forma net income per weighted average Common Share
  outstanding..........................................    $1.24      $1.24      $ .43            $ .42
                                                           =====      =====      =====            =====

     The table below summarizes the Option activity of the Employee Plan for the year ended December 31, 1998 and the period from July 11, 1997 through December 31, 1997:

                                                  COMMON SHARES SUBJECT TO    WEIGHTED AVERAGE EXERCISE
                                                     OPTIONS OR AWARDS         PRICE PER COMMON SHARE
                                                  ------------------------    -------------------------
Balance at July 11, 1997......................                  --                     $   --
Options granted...............................           5,814,583                      22.22
Options cancelled.............................             (67,275)                     21.16
                                                         ---------                     ------
Balance at December 31, 1997..................           5,747,308                      22.23
Options granted...............................           4,695,072                      26.38
Options cancelled.............................             (93,145)                     25.54
Options exercised.............................            (916,451)                     19.74
                                                         ---------                     ------
Balance at December 31, 1998..................           9,432,784                     $24.50
                                                         =========                     ======

     As of December 31, 1998, there were 2,678,831 Options under the Employee Plan that were exercisable and 6,753,953 Options that were not exercisable. Exercise prices for the 9,432,784 Options outstanding as of December 31, 1998 ranged from $12.09 to $33.00, with a weighted average exercise price of $24.50. Expiration dates ranged from July 11, 2007 to December 31, 2008. The remaining weighted average contractual life of Options was 9.06 years. The weighted average grant date fair value of Options granted during 1998 and 1997 was $4.88 and $4.44, respectively. In addition, there were 380,000 and 298,000 Restricted Shares issued during 1998 and 1997, respectively, which vest over three to five years.

         EQUITY OFFICE PROPERTIES TRUST AND EQUITY OFFICE PREDECESSORS NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS -- (CONTINUED)

NOTE 22 -- COMMITMENTS AND CONTINGENCIES

Concentration of Credit Risk

     The Company maintains its cash and cash equivalents at financial institutions. The combined account balances at each institution periodically exceed FDIC insurance coverage and, as a result, there is a concentration of credit risk related to amounts on deposit in excess of FDIC insurance coverage. Management of the Company believes that the risk is not significant. The Company from time to time enters into interest rate protection agreements to effectively convert floating rate debt to a fixed rate basis, as well as to hedge anticipated financing transactions. The Company believes it has limited exposure to the extent of non-performance by the swap counterparties since each counterparty is a major U.S. financial institution, and management does not anticipate its non-performance. Currently, the Company has one interest rate protection agreement which effectively fixed the interest rate on a $93.6 million loan at 6.94% through the maturity of the loan on June 30, 2000.

Environmental

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

Litigation

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

Geographical

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

Commitments

     In February 1998, the Company entered into a contract to purchase the Rand Tower Garage in Minneapolis, Minnesota upon completion of the parking structure. The purchase price for this 589 space parking facility will be approximately $19.0 million and is scheduled for completion in the second quarter of

         EQUITY OFFICE PROPERTIES TRUST AND EQUITY OFFICE PREDECESSORS NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS -- (CONTINUED)

NOTE 22 -- COMMITMENTS AND CONTINGENCIES -- (CONTINUED)
1999. This transaction is contingent upon certain terms and conditions as set forth in the purchase agreement. There can be no assurance that this transaction will be consummated as described above.

     In March 1998, the Board of Trustees of the Company approved the purchase of Prominence, an office building development in Atlanta, Georgia. The property will consist of approximately 425,706 square feet of office space and 1,350 parking spaces, and is expected to be acquired upon its completion in the third quarter of 1999. The purchase price for the described assets and amounts to be incurred for tenanting the property is expected to be approximately $87.0 million. The purchase price does not include the acquisition of an 11.88-acre site that may be used to develop Phase II of Prominence. This transaction is contingent upon certain terms and conditions as set forth in the purchase agreement. There can be no assurance that this transaction will be consummated as described above.

     In July 1998, the Company entered into an agreement to purchase the World Trade Center project in Seattle, Washington. The property will consist of approximately 186,787 square feet of office space, is scheduled for shell completion in the first quarter of 2000 and is 100% preleased to a single tenant. After the tenant takes full occupancy in early 2000, the Company is expected to purchase the building for approximately $39.0 million. This transaction is contingent upon certain terms and conditions as set forth in the purchase agreement. There can be no assurance that this transaction will be consummated as described above.

     In accordance with the agreement governing the Company's investment in WRALP (see Note 6), the Company agreed to make available to WRALP up to $20.0 million in additional financing or credit support for future development. As of December 31, 1998, no amounts have been funded pursuant to this agreement.

Contingencies

     Effective as of August 13, 1998, the Company amended a pre-existing put option agreement with certain sellers of the Wright Runstad Properties (the "WR Holders"). The WR Holders have the option on August 13, 1999 to require the Company to purchase all or a portion of the 3,435,688 Common Shares, issued at acquisition, at a price equal to $31.50 per Common Share. Prior to August 13, 1999, if the WR Holders sell all or a portion of their Common Shares to a third party for a price less than $29.10625 per Common Share, then the Company shall pay to the WR Holders an amount equal to the difference between such sales price and $29.10625 multiplied by the number of Common Shares sold, not to exceed $3.00 per Common Share. Any amounts paid by the Company as a result of such sale, calculated as the difference between the sales price and $29.10625 not exceeding $3.00 per Common Share, shall be recorded as a reduction of shareholders' equity. For options exercised on August 13, 1999, any amounts paid up to $29.10625 per Common Share would be reflected as a reduction to shareholders' equity; the portion of any amounts paid in excess of $29.10625 per Common Share (not to exceed $31.50 per Common Share) would be expensed by the Company. The portion expensed would not exceed $2.39375 per Common Share.

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

     In connection with the acquisition of Worldwide Plaza on October 1, 1998, the Company issued a transferable put option on Units exercisable only on the third anniversary of closing with an estimated fair value of approximately $27.4 million. This option entitles its holder to additional Common Shares, the number of which shall be determined using a formula based on the extent, if any, that the Common Shares are then trading at less than $29.05 per share.

         EQUITY OFFICE PROPERTIES TRUST AND EQUITY OFFICE PREDECESSORS NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS -- (CONTINUED)

NOTE 23 -- SUBSEQUENT EVENTS

     1) On January 7, 1999, the Company acquired Texas Commerce Tower located in Irving, Texas from an unaffiliated party for approximately $55.2 million in cash. The office building contains approximately 357,121 square feet of office space and approximately 12,013 square feet of retail space and was approximately 96.8% occupied as of December 31, 1998.

     2) On January 7, 1999, the Company acquired Computer Associates Tower located in Irving, Texas from an unaffiliated party for approximately $51.2 million in cash. The office building contains approximately 345,539 square feet of office space and approximately 15,276 square feet of retail space and was approximately 97.5% occupied as of December 31, 1998.

     3) On January 15, 1999, the Board of Trustees of the Company declared a first quarter distribution for the Series B Preferred Shares of $0.65625 per share. The distribution was paid on February 16, 1999 to holders of record as of February 1, 1999.

     4) On January 26, 1999, the Company issued $1.0 billion of unsecured notes (the "1.0 Billion Notes") in an offering to institutional investors (the "1.0 Billion Notes Offering"). The offering consisted of three tranches: $200 million of 6.375% notes due 2002, $300 million of 6.5% notes due 2004, and $500 million of 6.8% notes due 2009. Total proceeds to the Company, net of discounts and selling commissions, were approximately $990.1 million. The net proceeds were used to pay down certain secured debt and borrowings under the $1.0 Billion Credit Facility. Including amortized offering expenses, the weighted average interest cost of the notes is 6.8%.

     5) On January 28, 1999, the Company acquired City Center Bellevue located in Bellevue, Washington from an unaffiliated party for approximately $115.3 million in cash. The office building contains approximately 448,881 square feet of office space and approximately 23,706 square feet of retail space and was approximately 99.0% occupied as of December 31, 1998.

     6) On February 16, 1999, the Board of Trustees of the Company declared a first quarter dividend for the Series A Preferred Shares and the Series C Preferred Shares of $0.56125 and $0.580989583, respectively. The Series A distribution will be paid on March 15, 1999 to holders of record as of March 1, 1999. The Series C distribution represents a pro rata distribution from December 8, 1998 through March 14, 1999 and will be paid on March 15, 1999 to holders of record as of March 1, 1999.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     Information about Trustees of the Company is incorporated by reference from the discussion under Proposal 1 of our Proxy Statement for the 1999 Annual Meeting of Shareholders. The balance of the response to this item is contained in the discussion entitled Executive and Senior Officers of the Company in Part I of this report.

ITEM 11.  EXECUTIVE COMPENSATION.

     Information about executive compensation is incorporated by reference from the discussion under the heading Executive Compensation in our Proxy Statement for the 1999 Annual Meeting of Shareholders.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     Information about security ownership of certain beneficial owners and management is incorporated by reference from the discussion under the heading Equity Office Common Share and Unit Ownership by Trustees and Executive Officers in our Proxy Statement for the 1999 Annual Meeting of Shareholders.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     Information about certain relationships and transactions with related parties is incorporated herein by reference from the discussion under the heading Certain Relationships and Related Transactions in our Proxy Statement for the 1999 Annual Meeting of Shareholders.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a)(1) and (2) Financial Statements and Schedules:

FINANCIAL STATEMENTS

     Report of Independent Auditors

     Consolidated Balance Sheets of Equity Office Properties Trust as of December 31, 1998 and 1997

     Consolidated Statements of Operations of Equity Office Properties Trust for the year ended December 31, 1998 and the period from July 11, 1997 through December 31, 1997, and the Combined Statements of Operations of Equity Office Predecessors for the period from January 1, 1997 through July 10, 1997 and the year ended December 31, 1996

     Consolidated Statements of Shareholders' Equity of Equity Office Properties Trust for the year ended December 31, 1998 and the period from July 11, 1997 through December 31, 1997, and the Combined Statements of Owners' Equity of Equity Office Predecessors for the period from January 1, 1997 through July 10, 1997 and the year ended December 31, 1996

     Consolidated Statements of Cash Flows of Equity Office Properties Trust for the year ended December 31, 1998 and the period from July 11, 1997 through December 31, 1997, and the Combined Statements of Cash Flows of Equity Office Predecessors for the period from January 1, 1997 through July 10, 1997 and the year ended December 31, 1996

     Notes to Consolidated and Combined Financial Statements

SCHEDULES

     Schedule III -- Real Estate and Accumulated Depreciation

     All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

(a)(3) Exhibits:

EXHIBIT
  NO      DESCRIPTION
-------   -----------
  3.1     Articles of Amendment and Restatement of Declaration of Trust of the
          Company (incorporated herein by reference to Exhibit 4.1 to the
          Company's Registration Statement on Forms S-11 (Reg. No. 333-26629)
  3.2*    Articles Supplementary of the Company, dated December 15, 1997 and filed with the Maryland State Department of Assessments and Taxation on
          December 17, 1997
  3.3*    Articles Supplementary of the Company, dated February 18, 1998 and filed with the Maryland State Department of Assessments and Taxation on
          February 19, 1998
  3.4     Articles Supplementary of the Company, dated December 1, 1998 as filed with the Maryland State Department of Assessments and Taxation on
          December 4, 1998 (incorporated herein by reference to Exhibit 4.3 of the Company's Registration Statement on Form 8-A dated December 1,
          1998)
  3.5     Bylaws of the Company (incorporated herein by reference to Exhibit 3.2 of the Company's Current Report on Form 8-K filed with the SEC on June
          30, 1998.)
  4.1*    Indenture, dated as of September 2, 1997, between the Operating
          Partnership and State Street Bank and Trust Company

EXHIBIT
  NO      DESCRIPTION
-------   -----------
  4.2*    First Supplemental Indenture, dated as of February 9, 1998, between the
          Operating Partnership and State Street Bank and Trust Company
  4.3     Form of 6.375% Note due 2003 (incorporated herein by reference to
          Exhibit 4.10 of the Operating Partnership's Registration Statement on
          Form S-4 (Reg. No. 333-61469))
  4.4     Form of 6.625% Note due 2005
  4.5     Form of 6.750% Note due 2008 (incorporated herein by reference to
          Exhibit 4.11 of the Operating Partnership's Registration Statement on
          Form S-4 (Reg. No. 333-61469))
  4.6     Form of 7.250% Note due 2018
  4.7     Form of 6.376% Mandatory Par Put Remarketed Securities due 2012
          (incorporated herein by reference to Exhibit 4.12 of the Operating
          Partnership's Registration Statement on Form S-4 (Reg. No. 333-61469))
  4.8     $30,000,000 7.24% Senior Note due 2004
  4.9     $50,000,000 7.36% Senior Note due 2005
  4.10    $50,000,000 7.44% Senior Note due 2006
  4.11    $50,000,000 7.41% Senior Note due 2007
  4.12    Form of 6.50% Notes due 2004 (incorporated herein by reference to
          Exhibit 4.3 of the Operating Partnership's Registration Statement on
          Form S-4 (Reg. No. 333-61469))
  4.13    Form of 6.763% Notes due 2007 (incorporated herein by reference to
          Exhibit 4.4 of the Operating Partnership's Registration Statement on
          Form S-4 (Reg. No. 333-61469))
  4.14    Form of 7.25% Notes due 2028 (incorporated herein by reference to
          Exhibit 4.5 of the Operating Partnership's Registration Statement on
          Form S-4 (Reg. No. 333-61469))
  4.15    Debt Warrant Agreement, dated as of June 15, 1998 between the Company and the Warrant Agent (incorporated herein by reference to Exhibit 4.8 of the Operating Partnership's Registration Statement on Form S-4 (Reg.
          No. 333-61469))
  4.16    Form of Global Debt Warrant Certificate (incorporated herein by reference to Exhibit 4.9 of the Operating Partnership's Registration
          Statement on Form S-4 (Reg. No. 333-61469))
  4.17    Form of 6.375% Note due 2002 (incorporated herein by reference to
          Exhibit 4.1 of the Operating Partnership's Current Report on Form 8-K
          filed with the SEC on January 25, 1999)
  4.18    Form of 6.5% Note due 2004 (incorporated herein by reference to Exhibit
          4.2 of the Operating Partnership's Current Report on Form 8-K filed with the SEC on January 25, 1999)
  4.19    Form of 6.8% Note due 2009 (incorporated herein by reference to Exhibit
          4.3 of the Operating Partnership's Current Report on Form 8-K filed with the SEC on January 25, 1999)
  4.20    Term Loan Agreement for $328,000,000 Term Credit Facility dated as of
          August 14, 1998
  4.21    Term Loan Agreement for $200,000,000 Term Credit Facility dated as of
          September 22, 1998
 10.1*    Agreement of Limited Partnership of the Operating Partnership, dated as of July 3, 1997, as amended
 10.2*    Registration Rights Agreement, dated as of July 11, 1997, among the
          Company and the persons named therein
 10.3*    Noncompetition Agreement between the Company and Samuel Zell
 10.4*    Contribution Agreement, dated as of April 30, 1997, among the Company and the persons named therein
 10.5*    Merger Agreement, dated as of April 30, 1997, among the Company and the persons named therein

EXHIBIT
  NO      DESCRIPTION
-------   -----------
          Each member of the Company's Board of Trustees and each Executive
 10.6*    Officer of the Company has entered into an Indemnification Agreement with the Company. These Indemnification Agreements are identical in all material respects. The schedule below sets forth the terms of each
          Indemnification Agreement not filed which differ from the copy of the example Indemnification Agreement (between the Company and Samuel Zell, dated as of October 9, 1996), which is filed as Exhibit 10.6 to the
          Company's Annual Report on Form 10-K for the year ended December 31,
          1997, as amended:

          NAME                                                          DATE AS OF
          ------------------------------------------------------------  ----------
          Timothy H. Callahan.........................................    10/9/96
          Richard D. Kincaid..........................................    3/14/97
          Sheli Z. Rosenberg..........................................    3/12/97
          Thomas E. Dobrowski.........................................    7/11/97
          James D. Harper, Jr.........................................    7/11/97
          Jerry M. Reinsdorf..........................................    7/11/97
          William M. Goodyear.........................................    7/11/97
          David K. McKown.............................................    7/11/97
          H. Jon Runstad..............................................   12/18/97
          Edwin N. Sidman.............................................   12/24/97
          D.J. Andre de Bock..........................................    5/15/98
          Michael A. Steele...........................................    10/9/96
          Stanley M. Stevens..........................................    10/9/96
          Jeffrey L. Johnson..........................................    3/14/97

 10.7 Agreement and Plan of Merger, dated September 15, 1997, as amended, among the Company, the Operating Partnership, Beacon and Beacon
          Partnership (incorporated herein by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K dated September 15, 1997)
 12.1     Statement Regarding Computation of Ratios
 21.1     List of Subsidiaries of the Company
 23.1     Consent of Ernst & Young LLP
 24.1     Power of Attorney (included in signature page)
 27.1     Financial Data Schedule
 99.1     Equity Office Properties Trust 1997 Non-Qualified Employee Share
          Purchase Plan Financial Statements as of and for the year ended
          December 31, 1998.

---------------

* Incorporated herein by reference to the same-numbered exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 1997, as amended

(b) Reports on Form 8-K:

     -- Dated December 8, 1998 including Item 5 (Other Events)

(c) Exhibits

     See Item 14(a)(3) above.

(c) Financial Statement Schedules:

     None

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Chicago, Illinois, as of the 16th day of March, 1999.

                                          EQUITY OFFICE PROPERTIES TRUST

                                                /s/ TIMOTHY H. CALLAHAN
                                          By:
                                          --------------------------------------

                                                    Timothy H. Callahan
                                               President and Chief Executive
                                                           Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities indicated as of the 16th day of March, 1999.

     Each person whose signature appears below hereby constitutes and appoints Samuel Zell and Timothy H. Callahan, and each of them, his attorney-in-fact and agent, with full power of substitution and resubstitution for him in any and all capacities, to sign any or all amendments to this annual report on Form 10-K for the fiscal year ended December 31, 1998, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto such attorney-in-fact and agent full power and authority to do and perform each and every act and thing requisite and necessary in connection with such matters and hereby ratifying and confirming all that such attorney-in-fact or his substitutes may do or cause to be done by virtue hereof.

SIGNATURE                                           TITLE
---------                                           -----
            /s/ TIMOTHY H. CALLAHAN                 President, Chief Executive Officer and Trustee
------------------------------------------------    (principal executive officer)
              Timothy H. Callahan

             /s/ RICHARD D. KINCAID                 Chief Financial Officer (principal financial
------------------------------------------------    officer and principal accounting officer)
               Richard D. Kincaid

                /s/ SAMUEL ZELL                     Chairman of the Board of Trustees
------------------------------------------------
                  Samuel Zell

               /s/ D.J.A. DE BOCK                   Trustee
------------------------------------------------
                 D.J.A. de Bock

            /s/ THOMAS E. DOBROWSKI                 Trustee
------------------------------------------------
              Thomas E. Dobrowski

            /s/ WILLIAM M. GOODYEAR                 Trustee
------------------------------------------------
              William M. Goodyear

            /s/ JAMES D. HARPER, JR.                Trustee
------------------------------------------------
              James D. Harper, Jr.

SIGNATURE                                           TITLE
---------                                           -----
              /s/ DAVID K. MCKOWN                   Trustee
------------------------------------------------
                David K. McKown

             /s/ JERRY M. REINSDORF                 Trustee
------------------------------------------------
               Jerry M. Reinsdorf

             /s/ SHELI Z. ROSENBERG                 Trustee
------------------------------------------------
               Sheli Z. Rosenberg

                                                    Trustee
------------------------------------------------
                 H. Jon Runstad

              /s/ EDWIN N. SIDMAN                   Trustee
------------------------------------------------
                Edwin N. Sidman

SCHEDULE III -- REAL ESTATE AND ACCUMULATED DEPRECIATION AS OF DECEMBER 31, 1998

                                                                                                             INITIAL COST TO COMPANY
                                                                                                             --------------
                                                                                     ENCUMBRANCES
     DESCRIPTION                                      NOTES         LOCATION         AT 12/31/98     NOTES        LAND
     -----------                                      ------        --------        --------------   ------  --------------
     Office Properties:
  1  60 Spear Street Building.......................   (3)    San Francisco, CA     $           --           $    2,125,200
  2  San Felipe Plaza...............................   (3)    Houston, TX               52,306,400               13,471,300
  3  5100 Brookline.................................   (3)    Oklahoma City, OK                 --                  570,700
  4  Summit Office Park.............................   (3)    Ft. Worth, TX                     --                1,421,100
  5  Intercontinental Center........................   (3)    Houston, TX                       --                1,752,200
  6  Four Forest....................................   (3)    Dallas, TX                        --                4,767,900
  7  Dominion Tower.................................   (3)    Norfolk, VA                       --                4,643,700
  8  Northborough Tower.............................   (3)    Houston, TX                       --                1,705,400
  9  500 Marquette Building.........................   (3)    Albuquerque, NM                   --                2,219,800
 10  Atrium Towers..................................   (3)    Oklahoma City, OK                 --                  749,100
 11  Community Corporate Center.....................   (3)    Columbus, OH              16,675,100                3,018,900
 12  Sarasota City Center...........................   (3)    Sarasota, FL                      --                2,239,600
 13  Denver Corporate Center II and III.............   (3)    Denver, CO                        --                6,059,400
 14  University Tower...............................   (3)    Durham, NC                        --                2,085,100
 15  Shelton Pointe.................................   (3)    Shelton, CT                       --                1,513,900
 16  San Jacinto Center.............................   (3)    Austin, TX                        --                5,074,500
 17  1111 19th Street...............................   (3)    Washington, D.C.                  --                5,024,000
 18  Bank One Center / Tower........................   (3)    Indianapolis, IN                  --               14,608,200
 19  North Central Plaza Three......................   (3)    Dallas, TX                        --                3,632,100
 20  The Quadrant...................................   (3)    Englewood, CO                     --                4,357,300
 21  Canterbury Green...............................  (3)(4)  Stamford, CT              19,070,700                       --
 22  Three Stamford Plaza...........................   (3)    Stamford, CT              16,594,500                3,956,600
 23  Union Square...................................   (3)    San Antonio, TX                   --                2,368,500
 24  One North Franklin.............................   (3)    Chicago, IL                       --                9,830,500
 25  1620 L Street..................................   (3)    Washington, DC                    --                2,708,200
 26  300 Atlantic Street............................   (3)    Stamford, CT                      --                4,632,300
 27  One & Two Stamford Plaza.......................   (3)    Stamford, CT                      --                8,267,700
 28  Sterling Plaza.................................   (3)    Dallas, TX                        --                3,810,600
 29  1700 Higgins...................................   (3)    Des Plaines, IL            3,298,100    (5)         1,323,100
 30  Franklin Plaza.................................   (3)    Austin, TX                33,265,100    (5)         6,502,400
 31  Northwest Center...............................   (3)    San Antonio, TX            6,309,000    (5)         1,948,000
 32  One Columbus Building..........................   (3)    Columbus, OH              28,677,500    (5)         4,956,300
 33  One Crosswoods Center..........................   (3)    Columbus, OH               3,366,000    (5)         1,058,900
 34  One Lakeway....................................   (3)    Metairie, LA               9,463,500    (5)         2,803,900
 35  Three Lakeway..................................   (3)    Metairie, LA              16,608,000    (5)         4,695,000
 36  Two Lakeway....................................   (3)    Metairie, LA              14,338,100    (5)         4,643,500
 37  NationsBank Plaza..............................   (3)    Nashville, TN                     --                3,049,200
 38  The Plaza at La Jolla Village..................   (3)    San Diego, CA             57,575,400               11,838,900
 39  Interco Corporate Tower........................   (3)    Clayton, MO               21,809,200                4,688,400
 40  9400 NCX.......................................   (3)    Dallas, TX                        --                3,570,000
 41  Four Stamford Plaza............................   (3)    Stamford, CT              15,855,600                4,470,900

                                    COSTS CAPITALIZED
                                      SUBSEQUENT TO             GROSS AMOUNT CARRIED AT
   IAL COST TO COMPANY
          -------------------   -------------------------   --------------------------------
               BUILDING AND                  BUILDING AND                     BUILDING AND                        ACCUMULATED
               IMPROVEMENTS        LAND      IMPROVEMENTS        LAND         IMPROVEMENTS        TOTAL(1)       DEPRECIATION
          -   ---------------   ----------   ------------   --------------   ---------------   ---------------   -------------

  1           $    19,126,500   $       --   $   228,100    $    2,125,200   $    19,354,600   $    21,479,800   $    (700,500)
  2               117,984,000           --     3,185,600        13,471,300       121,169,600       134,640,900      (4,805,000)
  3                 4,236,500           --       317,700           570,700         4,554,200         5,124,900        (193,300)
  4                12,789,700           --       770,300         1,421,100        13,560,000        14,981,100        (561,300)
  5                14,420,200           --       264,600         1,752,200        14,684,800        16,437,000        (536,500)
  6                42,911,400           --       882,300         4,767,900        43,793,700        48,561,600      (1,709,600)
  7                41,091,200           --       733,900         4,643,700        41,825,100        46,468,800      (1,577,000)
  8                12,198,900        7,000       429,800         1,712,400        12,628,700        14,341,100        (504,300)
  9                19,978,600           --       771,600         2,219,800        20,750,200        22,970,000        (850,100)
 10                 6,741,600           --       540,000           749,100         7,281,600         8,030,700        (351,400)
 11                27,169,800           --       693,200         3,018,900        27,863,000        30,881,900      (1,103,100)
 12                20,156,700           --       530,400         2,239,600        20,687,100        22,926,700        (782,100)
 13                36,534,300           --       821,900         6,059,400        37,356,200        43,415,600      (1,383,000)
 14                18,766,100           --       650,800         2,085,100        19,416,900        21,502,000        (748,900)
 15                13,625,200           --       378,300         1,513,900        14,003,500        15,517,400        (531,800)
 16                45,670,600           --     1,545,500         5,074,500        47,216,100        52,290,600      (1,871,300)
 17                45,216,000           --       410,000         5,024,000        45,626,000        50,650,000      (1,699,200)
 18               131,473,600           --     2,376,500        14,608,200       133,850,100       148,458,300      (5,025,200)
 19                32,689,300           --       679,500         3,632,100        33,368,800        37,000,900      (1,387,400)
 20                39,215,300           --     1,306,100         4,357,300        40,521,400        44,878,700      (1,567,900)
 21                41,987,100           --     1,319,800                --        43,306,900        43,306,900      (1,614,100)
 22                35,609,800           --       372,500         3,956,600        35,982,300        39,938,900      (1,366,200)
 23                14,236,000           --       624,300         2,368,500        14,860,300        17,228,800        (609,900)
 24                88,474,400           --       880,700         9,830,500        89,355,100        99,185,600      (3,303,100)
 25                24,374,000           --       812,000         2,708,200        25,186,000        27,894,200      (1,087,100)
 26                41,690,900           --       644,400         4,632,300        42,335,300        46,967,600      (1,613,600)
 27                74,409,300           --     2,020,400         8,267,700        76,429,700        84,697,400      (2,967,700)
 28                34,295,500           --       984,500         3,810,600        35,280,000        39,090,600      (1,384,900)
 29                11,907,900           --        97,500         1,323,100        12,005,400        13,328,500        (449,100)
 30                58,521,300           --     2,153,000         6,502,400        60,674,300        67,176,700      (2,495,000)
 31                17,531,900           --       448,300         1,948,000        17,980,200        19,928,200        (672,900)
 32                44,606,400           --       782,900         4,956,300        45,389,300        50,345,600      (1,699,900)
 33                 9,529,800           --       497,600         1,058,900        10,027,400        11,086,300        (422,400)
 34                25,235,500           --     1,105,800         2,803,900        26,341,300        29,145,200      (1,058,700)
 35                43,517,200       59,300     1,567,600         4,754,300        45,084,800        49,839,100      (1,885,800)
 36                41,791,800       49,200     1,594,200         4,692,700        43,386,000        48,078,700      (1,709,800)
 37                27,443,100           --       318,600         3,049,200        27,761,700        30,810,900      (1,045,400)
 38                98,243,100       19,300       629,700        11,858,200        98,872,800       110,731,000      (3,638,500)
 39                42,195,200       83,900     1,232,400         4,772,300        43,427,600        48,199,900      (1,652,700)
 40                32,129,700           --     2,578,800         3,570,000        34,708,500        38,278,500      (1,466,100)
 41                40,237,900       24,500       577,900         4,495,400        40,815,800        45,311,200      (1,519,700)


       DATE OF             DATE          DEPRECIABLE
     CONSTRUCTION        ACQUIRED         LIVES(2)
     ------------   ------------------   -----------

  1         1967              09/29/87       40
  2         1984              09/29/87       40
  3         1974              03/01/89       40
  4         1974              03/01/89       40
  5         1983              06/28/89       40
  6         1985              06/29/89       40
  7         1987              07/25/89       40
  8         1983              08/03/89       40
  9         1985              08/15/89       40
 10         1980              12/15/89       40
 11         1987              06/14/90       40
 12         1989              09/28/90       40
 13   1981/93-97              12/20/90       40
 14         1987              10/16/91       40
 15         1985              11/26/91       40
 16         1987              12/13/91       40
 17         1979              12/18/91       40
 18         1990              03/24/92       40
 19         1986              04/21/92       40
 20         1985              12/01/92       40
 21         1987              12/15/92       40
 22         1980              12/15/92       40
 23         1986              12/23/92       40
 24         1991              12/31/92       40
 25         1989              02/05/93       40
 26         1987              03/30/93       40
 27         1986              03/30/93       40
 28         1984              06/25/93       40
 29         1986              11/12/93       40
 30         1987              11/12/93       40
 31         1984              11/12/93       40
 32         1987              11/12/93       40
 33         1984              11/12/93       40
 34         1981              11/12/93       40
 35         1987              11/12/93       40
 36         1984              11/12/93       40
 37         1977              12/01/93       40
 38    1987-1990              03/10/94       40
 39         1986              05/27/94       40
 40         1981              06/24/94       40
 41         1979              08/31/94       40

                                                                                                             INITIAL COST TO COMPANY
                                                                                                             --------------
                                                                                     ENCUMBRANCES
     DESCRIPTION                                      NOTES         LOCATION         AT 12/31/98     NOTES        LAND
     -----------                                      ------        --------        --------------   ------  --------------
 42  1920 Main Plaza................................   (3)    Irvine, CA                        --                5,480,600
 43  Paces West.....................................   (3)    Atlanta, GA                       --               12,833,700
 44  One Market.....................................   (3)    San Francisco, CA        149,374,800               34,814,400
 45  2010 Main Plaza................................   (3)    Irvine, CA                        --                5,197,100
 46  1100 Executive Tower...........................   (3)    Orange, CA                        --               10,121,800
 47  28 State Street................................   (3)    Boston, MA                        --                9,512,600
 48  850 Third Avenue...............................   (3)    New York, NY                      --                9,605,900
 49  161 North Clark................................   (3)    Chicago, IL              124,843,200               15,881,800
 50  Wachovia Center................................   (3)    Charlotte, NC             26,026,800                5,061,000
 51  Central Park...................................   (3)    Atlanta, GA               55,284,600                9,162,600
 52  One American Center............................   (3)    Austin, TX                        --                       --
 53  Pasadena Towers................................   (3)    Pasadena, CA              47,056,900                7,087,500
 54  580 California.................................   (3)    San Francisco, CA         29,518,400                7,491,200
 55  1601 Market Street.............................   (3)    Philadelphia, PA                  --                5,780,800
 56  Promenade II...................................   (3)    Atlanta, GA               94,479,400               14,850,000
 57  Two California Plaza...........................   (3)    Los Angeles, CA                   --                       --
 58  BP Tower.......................................   (3)    Cleveland, OH             84,983,900               17,402,500
 59  Sun Trust Center...............................   (3)    Orlando, FL                       --               11,023,600
 60  Reston Town Center.............................   (3)    Reston, VA                90,568,000               21,482,600
 61  Colonnade I....................................   (3)    San Antonio, TX                   --                1,413,600
 62  One Phoenix Plaza..............................   (3)    Phoenix, AZ                       --                6,191,900
 63  49 East Thomas Road............................   (3)    Phoenix, AZ                       --                   65,300
 64  177 Broad Street...............................  (3)(6)  Stamford, CT                      --                3,941,200
 65  Preston Commons................................   (3)    Dallas, TX                        --                5,723,400
 66  Oakbrook Terrace Tower.........................   (3)    Oakbrook Terrace, IL              --               11,950,200
 67  One Maritime Plaza.............................   (3)    San Francisco, CA                 --               11,530,700
 68  Smith Barney Tower.............................   (3)    San Diego, CA                     --                2,657,700
 69  201 Mission Street.............................   (3)    San Francisco, CA                 --                8,870,700
 70  30 N. LaSalle Street...........................   (3)    Chicago, IL                       --               12,489,000
 71  LL&E Tower.....................................          New Orleans, LA           37,500,000    (7)         6,185,800
 72  Texaco Center..................................          New Orleans, LA           42,500,000    (7)         6,686,300
 73  Prudential Portfolio...........................   (8)    Various                           --               28,463,400
 74  550 South Hope Street..........................          Los Angeles, CA                   --               10,016,200
 75  10 & 30 South Wacker...........................          Chicago, IL                       --               48,411,300
 76  Four and Five Valley Square....................          Blue Bell, PA                     --                  865,700
 77  Four Falls Corporate Center....................          Conshohocken, PA                  --                4,938,900
 78  Oak Hill Plaza.................................          King of Prussia, PA               --                2,208,200
 79  One Devon Square...............................          Wayne, PA                         --                1,024,900
 80  Three Devon Square.............................          Wayne, PA                         --                  412,500
 81  Two Devon Square...............................          Wayne, PA                         --                  659,200
 82  Two Valley Square..............................          Blue Bell, PA                     --                  879,000
 83  Walnut Hill Plaza..............................          King of Prussia, PA       14,566,500                2,045,000
 84  One Lafayette Centre...........................          Washington, D.C.                  --                8,262,400
 85  One Valley Square..............................          Blue Bell, PA                     --                  717,200
 86  Three Valley Square............................          Blue Bell, PA                     --                1,012,100

                                    COSTS CAPITALIZED
                                      SUBSEQUENT TO             GROSS AMOUNT CARRIED AT
   IAL COST TO COMPANY
          -------------------   -------------------------   --------------------------------
               BUILDING AND                  BUILDING AND                     BUILDING AND                        ACCUMULATED
               IMPROVEMENTS        LAND      IMPROVEMENTS        LAND         IMPROVEMENTS        TOTAL(1)       DEPRECIATION
          -   ---------------   ----------   ------------   --------------   ---------------   ---------------   -------------
 42                47,525,800           --     1,293,700         5,480,600        48,819,500        54,300,100      (2,048,600)
 43                75,024,500           --     2,095,200        12,833,700        77,119,700        89,953,400      (3,153,400)
 44               313,329,700           --    22,827,000        34,814,400       336,156,700       370,971,100     (14,258,400)
 45                46,773,700           --       606,000         5,197,100        47,379,700        52,576,800      (1,816,400)
 46                41,598,600           --       586,100        10,121,800        42,184,700        52,306,500      (1,639,500)
 47                85,613,100           --    40,315,400         9,512,600       125,928,500       135,441,100      (4,963,000)
 48                86,453,200           --     2,487,600         9,605,900        88,940,800        98,546,700      (3,504,100)
 49               142,936,100           --    18,625,600        15,881,800       161,561,700       177,443,500      (6,737,200)
 50                45,548,900           --       678,200         5,061,000        46,227,100        51,288,100      (1,695,700)
 51                82,463,000           --     1,343,100         9,162,600        83,806,100        92,968,700      (3,210,400)
 52                70,811,600           --     2,118,400                --        72,930,000        72,930,000      (2,742,400)
 53                63,787,500           --     2,067,700         7,087,500        65,855,200        72,942,700      (2,645,700)
 54                67,420,900           --     2,276,900         7,491,200        69,697,800        77,189,000      (2,862,700)
 55                52,027,500           --     2,103,400         5,780,800        54,130,900        59,911,700      (2,059,900)
 56               133,650,200           --     4,701,100        14,850,000       138,351,300       153,201,300      (5,486,400)
 57               156,197,000           --    15,563,600                --       171,760,600       171,760,600      (9,509,000)
 58               157,260,200           --     2,187,600        17,402,500       159,447,800       176,850,300      (5,716,300)
 59                99,212,300           --     2,074,100        11,023,600       101,286,400       112,310,000      (3,802,800)
 60               154,576,300       18,500       766,500        21,501,100       155,342,800       176,843,900      (5,713,100)
 61                12,725,200       82,800       558,100         1,496,400        13,283,300        14,779,700        (565,900)
 62                55,726,900           --            --         6,191,900        55,726,900        61,918,800      (2,029,400)
 63                   587,900           --        10,400            65,300           598,300           663,600         (21,500)
 64                35,470,800           --       514,600         3,941,200        35,985,400        39,926,600      (1,186,200)
 65                51,510,300        5,100     1,986,800         5,728,500        53,497,100        59,225,600      (2,077,300)
 66               107,551,700      485,700     2,384,300        12,435,900       109,936,000       122,371,900      (4,076,900)
 67               103,776,000           --     6,222,100        11,530,700       109,998,100       121,528,800      (4,041,500)
 68                23,919,400           --     1,767,800         2,657,700        25,687,200        28,344,900      (1,246,800)
 69                79,836,500           --       473,900         8,870,700        80,310,400        89,181,100      (2,976,800)
 70               112,400,700           --     2,016,200        12,489,000       114,416,900       126,905,900      (4,271,500)
 71                55,672,200       46,000     1,521,400         6,231,800        57,193,600        63,425,400      (1,860,400)
 72                60,177,000        9,500     1,430,600         6,695,800        61,607,600        68,303,400      (2,053,800)
 73               256,216,100           --    12,142,500        28,463,400       268,358,600       296,822,000      (8,663,800)
 74                90,146,000           --       262,500        10,016,200        90,408,500       100,424,700      (2,758,800)
 75               435,701,300           --     1,984,600        48,411,300       437,685,900       486,097,200     (13,267,300)
 76                 7,793,200           --       105,800           865,700         7,899,000         8,764,700        (238,800)
 77                44,458,300       55,000       302,900         4,993,900        44,761,200        49,755,100      (1,387,600)
 78                19,878,500           --       161,200         2,208,200        20,039,700        22,247,900        (606,700)
 79                 9,226,700           --       111,200         1,024,900         9,337,900        10,362,800        (286,500)
 80                 3,712,600           --            --           412,500         3,712,600         4,125,100        (111,900)
 81                 5,935,000           --       216,900           659,200         6,151,900         6,811,100        (215,000)
 82                 7,913,300           --       264,700           879,000         8,178,000         9,057,000        (252,400)
 83                18,409,900           --       200,600         2,045,000        18,610,500        20,655,500        (561,100)
 84                74,362,000           --       171,600         8,262,400        74,533,600        82,796,000      (2,257,000)
 85                 6,456,900           --       147,700           717,200         6,604,600         7,321,800        (185,900)
 86                 9,111,300           --       107,600         1,012,100         9,218,900        10,231,000        (256,600)


       DATE OF             DATE          DEPRECIABLE
     CONSTRUCTION        ACQUIRED         LIVES(2)
     ------------   ------------------   -----------
 42         1988              09/29/94       40
 43         1988              10/31/94       40
 44         1976              11/22/94       40
 45         1988              12/13/94       40
 46         1987              12/15/94       40
 47    1968/1997              01/23/95       40
 48         1960              03/20/95       40
 49         1992              07/26/95       40
 50         1972              09/01/95       40
 51         1986              10/17/95       40
 52         1984              11/01/95       40
 53    1990-1991              12/14/95       40
 54         1984              12/21/95       40
 55         1970              01/18/96       40
 56         1990              06/14/96       40
 57         1992              08/23/96       40
 58    1985/1989    09/04/96, 01/29/98       40
 59         1988              09/18/96       40
 60         1990              10/22/96       40
 61         1983              12/04/96       40
 62         1989              12/04/96       40
 63         1974              12/11/96       40
 64         1989              01/29/97       40
 65         1986              03/21/97       40
 66         1988              04/16/97       40
 67         1967              04/21/97       40
 68         1987              04/28/97       40
 69         1981              04/30/97       40
 70         1974              06/13/97       40
 71         1987              09/03/97       40
 72         1984              09/03/97       40
 73      Various              10/01/97       40
 74         1991              10/06/97       40
 75    1983-1987              10/07/97       40
 76         1988              10/07/97       40
 77         1988              10/07/97       40
 78         1982              10/07/97       40
 79         1984              10/07/97       40
 80         1985              10/07/97       40
 81         1985              10/07/97       40
 82         1990              10/07/97       40
 83         1985              10/07/97       40
 84         1980              10/17/97       40
 85         1982              11/21/97       40
 86         1984              11/21/97       40

                                                                                                             INITIAL COST TO COMPANY
                                                                                                             --------------
                                                                                     ENCUMBRANCES
     DESCRIPTION                                      NOTES         LOCATION         AT 12/31/98     NOTES        LAND
     -----------                                      ------        --------        --------------   ------  --------------
 87  1600 Duke Street...............................          Alexandria, VA                    --                1,105,600
 88  Fair Oaks Plaza................................          Fairfax, VA                       --                2,412,000
 89  Lakeside Square................................          Dallas, TX                        --                8,262,200
 90  LaSalle Plaza..................................          Minneapolis, MN                   --                9,680,600
 91  1001 Fifth Avenue..............................          Portland, OR              20,515,000    (9)         5,383,300
 92  1111 Third Avenue..............................          Seattle, WA               30,567,300    (9)         9,899,900
 93  Calais Office Center...........................          Anchorage, AK              8,513,700    (9)                --
 94  First Interstate...............................          Seattle, WA               83,085,700    (9)        21,360,700
 95  Nordstrom Medical Tower........................          Seattle, WA                9,949,800    (9)         1,763,600
 96  One Bellevue Center............................          Bellevue, WA              23,489,600    (9)                --
 97  Rainer Plaza...................................          Bellevue, WA              29,541,600    (9)                --
 98  Second and Seneca..............................          Seattle, WA               40,517,100    (9)        10,922,500
 99  101 N. Wacker..................................          Chicago, IL                       --               10,067,600
100  10880 Wilshire Boulevard.......................          Los Angeles, CA                   --                       --
101  10960 Wilshire Boulevard.......................          Los Angeles, CA                   --               16,841,300
102  1300 N. 17th Street............................          Rosslyn, VA                       --                9,810,700
103  1333 H Street..................................          Washington, D.C.                  --                6,715,400
104  150 Federal Street.............................          Boston, MA                56,080,000               14,131,400
105  1616 N. Fort Myer Drive........................          Rosslyn, VA                       --                6,960,700
106  175 Federal Street.............................          Boston, MA                        --                4,893,900
107  2 Oliver Street - 147 Milk Street..............          Boston, MA                        --                5,017,400
108  200 West Adams.................................          Chicago, IL                       --               11,723,300
109  225 Franklin Street............................          Boston, MA                        --               34,607,800
110  AT&T Plaza.....................................          Oak Brook, IL                     --                4,834,200
111  Center Plaza...................................          Boston, MA                59,917,700               18,942,300
112  Centerpointe I and II..........................          Fairfax, VA               30,099,900                8,837,800
113  Civic Opera House..............................          Chicago, IL               31,237,400               12,771,300
114  Crosby Corporate Center........................          Bedford, MA                       --                5,957,800
115  EJ Randolph....................................          McLean, VA                15,939,600    (10)        3,936,600
116  EJ Randolph II vacant land.....................          McLean, VA                        --                5,770,000
117  John Marshall I and II.........................          McLean, VA                20,637,100                5,216,400
118  Lake Marriott Business Park....................          Santa Clara, CA                   --                9,090,800
119  Lakeside Office Park...........................          Atlanta, GA                       --                4,792,500
120  New England Executive Park.....................          Burlington, MA                    --               15,636,600
121  Northridge I...................................          Herndon, VA               14,452,600    (10)        3,224,900
122  One Canal Park.................................          Cambridge, MA                     --                2,006,000
123  Perimeter Center...............................          Atlanta, GA              215,715,100               65,886,100
124  Presidents Plaza...............................          Chicago, IL                       --               13,435,500
125  Riverview I and II.............................          Cambridge, MA                     --                5,937,600
126  Russia Wharf...................................          Boston, MA                        --                3,891,500
127  Shoreline Technology Park......................          Mountain View, CA                 --               31,575,400
128  South Station..................................          Boston, MA                        --                       --
129  Sunnyvale Business Center......................          Sunnyvale, CA                     --                4,890,000
130  Ten Canal Park.................................          Cambridge, MA                     --                2,383,100
131  Tri-State International........................          Lincolnshire, IL                  --               10,925,300

                                    COSTS CAPITALIZED
                                      SUBSEQUENT TO             GROSS AMOUNT CARRIED AT
   IAL COST TO COMPANY
          -------------------   -------------------------   --------------------------------
               BUILDING AND                  BUILDING AND                     BUILDING AND                        ACCUMULATED
               IMPROVEMENTS        LAND      IMPROVEMENTS        LAND         IMPROVEMENTS        TOTAL(1)       DEPRECIATION
          -   ---------------   ----------   ------------   --------------   ---------------   ---------------   -------------
 87                 9,950,000           --        59,300         1,105,600        10,009,300        11,114,900        (279,700)
 88                21,707,600       29,000       122,100         2,441,000        21,829,700        24,270,700        (615,100)
 89                47,368,800           --     1,274,700         8,262,200        48,643,500        56,905,700      (1,423,000)
 90                87,125,100           --     1,477,800         9,680,600        88,602,900        98,283,500      (2,559,100)
 91                48,633,700           --       576,800         5,383,300        49,210,500        54,593,800      (1,324,800)
 92                89,570,700           --     1,122,700         9,899,900        90,693,400       100,593,300      (2,469,700)
 93                16,630,800           --       881,400                --        17,512,200        17,512,200        (539,400)
 94               193,528,600           --       909,200        21,360,700       194,437,800       215,798,500      (5,068,200)
 95                16,026,200           --         4,400         1,763,600        16,030,600        17,794,200        (418,300)
 96                56,223,100           --       557,800                --        56,780,900        56,780,900      (1,562,500)
 97                79,928,100           --       428,000                --        80,356,100        80,356,100      (2,124,800)
 98                98,927,300           --       710,300        10,922,500        99,637,600       110,560,100      (2,711,600)
 99                90,608,800           --       172,600        10,067,600        90,781,400       100,849,000      (2,361,300)
100               149,841,200           --     3,486,800                --       153,328,000       153,328,000      (3,954,700)
101               151,573,900           --     4,048,400        16,841,300       155,622,300       172,463,600      (4,034,200)
102                88,295,900           --        73,800         9,810,700        88,369,700        98,180,400      (2,310,800)
103                60,438,200           --       253,400         6,715,400        60,691,600        67,407,000      (1,581,800)
104               127,182,200           --     8,439,500        14,131,400       135,621,700       149,753,100      (3,672,700)
105                62,646,300           --       544,700         6,960,700        63,191,000        70,151,700      (1,633,200)
106                44,045,200           --     1,119,800         4,893,900        45,165,000        50,058,900      (1,180,200)
107                45,157,000           --     1,040,900         5,017,400        46,197,900        51,215,300      (1,248,100)
108               105,509,500           --       594,400        11,723,300       106,103,900       117,827,200      (2,841,300)
109               311,470,600           --     1,561,800        34,607,800       313,032,400       347,640,200      (8,300,000)
110                43,507,900       36,000       437,400         4,870,200        43,945,300        48,815,500      (1,196,600)
111               170,480,400           --     1,952,100        18,942,300       172,432,500       191,374,800      (4,525,300)
112                79,540,200      344,700      (204,900)        9,182,500        79,335,300        88,517,800      (2,077,900)
113               114,941,900           --     1,597,700        12,771,300       116,539,600       129,310,900      (3,166,200)
114                53,620,400       49,800       507,900         6,007,600        54,128,300        60,135,900      (1,403,100)
115                35,429,100        7,000       164,100         3,943,600        35,593,200        39,536,800        (927,100)
116                        --           --       136,400         5,770,000           136,400         5,906,400              --
117                46,814,100       16,900        52,200         5,233,300        46,866,300        52,099,600      (1,225,200)
118                84,967,100           --     1,616,400         9,090,800        86,583,500        95,674,300      (1,641,500)
119                43,132,300           --       236,900         4,792,500        43,369,200        48,161,700      (1,148,200)
120               140,729,200      102,400     4,002,100        15,739,000       144,731,300       160,470,300      (3,397,200)
121                29,024,400           --            --         3,224,900        29,024,400        32,249,300        (755,800)
122                18,054,000           --        44,600         2,006,000        18,098,600        20,104,600        (485,500)
123               429,131,000      114,600     3,128,200        66,000,700       432,259,200       498,259,900     (11,847,400)
124               120,919,200           --     1,241,200        13,435,500       122,160,400       135,595,900      (3,269,400)
125                53,438,100        6,300       310,100         5,943,900        53,748,200        59,692,100      (1,394,500)
126                35,022,800           --       731,600         3,891,500        35,754,400        39,645,900      (1,419,100)
127               190,894,500           --       180,400        31,575,400       191,074,900       222,650,300      (4,648,000)
128                31,073,800           --       458,300                --        31,532,100        31,532,100        (809,800)
129                44,010,000           --        11,600         4,890,000        44,021,600        48,911,600      (1,146,100)
130                21,447,900           --        18,700         2,383,100        21,466,600        23,849,700        (558,600)
131                98,327,300      141,200     1,557,400        11,066,500        99,884,700       110,951,200      (2,762,600)


       DATE OF             DATE          DEPRECIABLE
     CONSTRUCTION        ACQUIRED         LIVES(2)
     ------------   ------------------   -----------
 87         1985              11/24/97       40
 88         1986              11/24/97       40
 89         1987              11/24/97       40
 90         1991              11/25/97       40
 91         1980              12/17/97       40
 92         1980              12/17/97       40
 93         1975              12/17/97       40
 94         1983              12/17/97       40
 95         1986              12/17/97       40
 96         1983              12/17/97       40
 97         1986              12/17/97       40
 98         1991              12/17/97       40
 99         1980              12/19/97       40
100         1970              12/19/97       40
101         1971              12/19/97       40
102         1980              12/19/97       40
103         1982              12/19/97       40
104         1988              12/19/97       40
105         1974              12/19/97       40
106         1977              12/19/97       40
107         1988              12/19/97       40
108         1985              12/19/97       40
109         1966              12/19/97       40
110         1984              12/19/97       40
111         1969              12/19/97       40
112    1998/1990              12/19/97       40
113         1929              12/19/97       40
114         1996              12/19/97       40
115         1983              12/19/97       40
116          N/A              12/19/97       40
117         1981              12/19/97       40
118         1981              12/19/97       40
119    1972-1978              12/19/97       40
120    1970-1985              12/19/97       40
121         1988              12/19/97       40
122         1987              12/19/97       40
123    1970-1989              12/19/97       40
124    1980-1982              12/19/97       40
125    1985-1986              12/19/97       40
126    1978-1982              12/19/97       40
127    1985-1991              12/19/97       40
128         1988              12/19/97       40
129         1990              12/19/97       40
130         1987              12/19/97       40
131         1986              12/19/97       40

                                                                                                             INITIAL COST TO COMPANY
                                                                                                             --------------
                                                                                     ENCUMBRANCES
     DESCRIPTION                                      NOTES         LOCATION         AT 12/31/98     NOTES        LAND
     -----------                                      ------        --------        --------------   ------  --------------
132  Wellesley Office Park..........................          Wellesley, MA             55,193,300               16,492,700
133  Westbrook Corporate Center.....................          Westchester, IL          109,619,300               24,896,800
134  Westwood Business Center.......................          Wellesley, MA                     --                2,719,600
135  100 Summer Street..............................          Boston, MA                        --               22,271,000
136  Westbrook Corporate Center vacant land.........          Westchester, IL                   --                3,972,800
137  Denver Post Tower..............................          Denver, CO                        --                       --
138  301 Howard Street..............................          San Francisco, CA                 --                7,050,800
139  410 17th Street................................          Denver, CO                        --                4,473,700
140  Tabor Center...................................          Denver, CO                47,810,600               27,948,500
141  Trinity Place..................................          Denver, CO                        --                1,903,400
142  Dominion Plaza.................................          Denver, CO                        --                5,990,100
143  Millennium Plaza...............................          Englewood, CO                     --                7,757,100
144  Polk and Taylor Buildings......................          Arlington, VA                     --               16,942,500
145  Columbia SeaFirst Center.......................          Seattle, WA                       --               40,175,000
146  Northland Plaza................................          Bloomington, MN                   --                4,705,100
147  4949 S. Syracuse...............................          Denver, CO                        --                  822,300
148  Metropoint I...................................          Denver, CO                        --                4,374,900
149  Metropoint III vacant land.....................          Denver, CO                        --                2,000,000
150  One Park Square................................          Albuquerque, NM                   --                3,634,300
151  Park Avenue Tower..............................          New York, NY                      --               48,976,000
152  Terrace Building...............................          Englewood, CO                     --                1,546,400
153  The Solarium...................................          Englewood, CO                     --                1,951,100
154  Second and Spring..............................          Seattle, WA                       --                1,968,400
155  Colonnade I and II.............................          Dallas, TX                        --                9,043,800
156  Worldwide Plaza................................          New York, NY             263,620,300              124,919,000
157  Central Park vacant land.......................          Atlanta, GA                       --                3,975,400
                                                                                    --------------           --------------
     Subtotal Office Properties.....................                                $2,278,417,400           $1,384,586,100
                                                                                    --------------           --------------
     Development Properties:
158  Reston Town Center Garage......................   (11)   Reston, VA            $           --           $    1,942,500
159  150 California.................................   (11)   San Francisco, CA                 --               12,566,800
160  175 Wyman Street...............................   (11)   Walthan, MA                       --               16,871,000
161  Crosby Corporate Center II.....................   (11)   Bedford, MA                       --                9,384,600
162  John Marshall III..............................   (11)   McLean, VA                        --                9,950,000
163  Media Center...................................   (11)   Burbank, CA                       --               15,000,000
164  Riverside Center...............................   (11)   Newton, MA                        --               24,000,000
165  Tower at New England Executive Park............   (11)   Burlington, MA                    --                2,792,900
166  215 Fremont Street.............................   (11)   San Francisco, CA                 --                2,404,400
167  Colonnade III..................................   (11)   Dallas, TX                        --                6,152,000
168  Prominence.....................................   (12)   Atlanta, GA                       --                       --
169  World Trade Center.............................   (12)   Seattle, WA                       --                       --
170  Rand Tower Garage..............................   (12)   Minneapolis, MN                   --                       --
                                                                                    --------------           --------------
     Subtotal Development Properties................                                $           --           $  101,064,200
                                                                                    --------------           --------------

                                    COSTS CAPITALIZED
                                      SUBSEQUENT TO             GROSS AMOUNT CARRIED AT
   IAL COST TO COMPANY
          -------------------   -------------------------   --------------------------------
               BUILDING AND                  BUILDING AND                     BUILDING AND                        ACCUMULATED
               IMPROVEMENTS        LAND      IMPROVEMENTS        LAND         IMPROVEMENTS        TOTAL(1)       DEPRECIATION
          -   ---------------   ----------   ------------   --------------   ---------------   ---------------   -------------
132               148,434,200       20,400     1,155,900        16,513,100       149,590,100       166,103,200      (3,917,900)
133               224,071,100       30,100     2,780,200        24,926,900       226,851,300       251,778,200      (6,026,700)
134                24,476,300           --       250,800         2,719,600        24,727,100        27,446,700        (653,900)
135               200,439,300           --     1,787,900        22,271,000       202,227,200       224,498,200      (4,000,400)
136                        --           --            --         3,972,800                --         3,972,800              --
137                52,937,200           --     1,393,600                --        54,330,800        54,330,800        (993,300)
138                58,920,400           --     1,005,600         7,050,800        59,926,000        66,976,800      (1,066,100)
139                40,263,700           --       673,000         4,473,700        40,936,700        45,410,400        (731,800)
140               116,536,200           --       832,600        27,948,500       117,368,800       145,317,300      (2,082,300)
141                17,130,400           --       419,700         1,903,400        17,550,100        19,453,500        (323,400)
142                53,911,200           --     1,881,700         5,990,100        55,792,900        61,783,000        (874,900)
143                38,313,800           --        18,700         7,757,100        38,332,500        46,089,600        (600,400)
144               152,482,800           --     2,803,900        16,942,500       155,286,700       172,229,200      (2,673,600)
145               361,574,800           --     2,176,400        40,175,000       363,751,200       403,926,200      (4,910,200)
146                42,346,000           --       219,900         4,705,100        42,565,900        47,271,000        (486,400)
147                 7,400,800           --        12,600           822,300         7,413,400         8,235,700         (85,300)
148                39,374,500           --       174,500         4,374,900        39,549,000        43,923,900        (454,900)
149                        --           --            --         2,000,000                --         2,000,000              --
150                32,708,700           --       174,800         3,634,300        32,883,500        36,517,800        (378,200)
151               195,903,900           --       635,000        48,976,000       196,538,900       245,514,900      (2,273,400)
152                13,917,900           --       142,000         1,546,400        14,059,900        15,606,300        (159,800)
153                17,560,100           --       196,400         1,951,100        17,756,500        19,707,600        (207,600)
154                17,715,700           --        14,100         1,968,400        17,729,800        19,698,200        (203,100)
155                81,394,100           --       143,600         9,043,800        81,537,700        90,581,500        (595,900)
156               499,676,100           --            --       124,919,000       499,676,100       624,595,100      (2,602,500)
157                        --           --            --         3,975,400                --         3,975,400              --
              ---------------   ----------   ------------   --------------   ---------------   ---------------   -------------
              $11,485,232,700   $1,844,200   $265,076,100   $1,386,430,300   $11,750,308,800   $13,136,739,100   $(342,895,500)
              ---------------   ----------   ------------   --------------   ---------------   ---------------   -------------

158           $            --   $       --   $   994,700    $    1,942,500   $       994,700   $     2,937,200   $          --
159                        --           --     4,370,900        12,566,800         4,370,900        16,937,700              --
160                        --           --     3,129,400        16,871,000         3,129,400        20,000,400              --
161                        --           --    25,501,300         9,384,600        25,501,300        34,885,900              --
162                        --           --     8,131,200         9,950,000         8,131,200        18,081,200              --
163                        --           --     4,899,500        15,000,000         4,899,500        19,899,500              --
164                        --           --     9,635,000        24,000,000         9,635,000        33,625,000              --
165                25,136,500           --     3,172,700         2,792,900        28,309,200        31,102,100        (266,500)
166                21,639,200           --     2,183,300         2,404,400        23,822,500        26,226,900              --
167                55,367,700           --     2,524,500         6,152,000        57,892,200        64,044,200        (611,800)
168                   534,700           --            --                --           534,700           534,700              --
169                    17,400           --            --                --            17,400            17,400              --
170                    70,700           --            --                --            70,700            70,700              --
              ---------------   ----------   ------------   --------------   ---------------   ---------------   -------------
              $   102,766,200   $       --   $64,542,500    $  101,064,200   $   167,308,700   $   268,372,900   $    (878,300)
              ---------------   ----------   ------------   --------------   ---------------   ---------------   -------------


       DATE OF             DATE          DEPRECIABLE
     CONSTRUCTION        ACQUIRED         LIVES(2)
     ------------   ------------------   -----------
132    1963-1984              12/19/97       40
133    1985-1996              12/19/97       40
134         1985              12/19/97       40
135    1974/1990              03/18/98       40
136          N/A              04/02/98       40
137         1984              04/21/98       40
138         1988              04/29/98       40
139         1978              04/30/98       40
140         1985              04/30/98       40
141         1983              04/30/98       40
142         1983              05/14/98       40
143         1982              05/19/98       40
144         1970              05/22/98       40
145         1985              06/26/98       40
146         1985              07/02/98       40
147         1982              07/15/98       40
148         1987              07/15/98       40
149          N/A              07/15/98       40
150         1985              07/15/98       40
151         1986              07/15/98       40
152         1982              07/15/98       40
153         1982              07/15/98       40
154    1906/1989              07/29/98       40
155    1983-1985              09/30/98       40
156         1989              10/01/98       40
157          N/A              11/03/98       40

158          N/A              10/22/96      N/A
159          N/A              12/19/97      N/A
160          N/A              12/19/97      N/A
161         1998              12/19/97       40
162          N/A              12/19/97      N/A
163          N/A              12/19/97      N/A
164          N/A              12/19/97      N/A
165    1971/1998              03/31/98       40
166          N/A              04/29/98      N/A
167         1998              09/30/98       40
168          N/A                   N/A      N/A
169          N/A                   N/A      N/A
170          N/A                   N/A      N/A


                                                                                                             INITIAL COST TO COMPANY
                                                                                                             --------------
                                                                                     ENCUMBRANCES
     DESCRIPTION                                      NOTES         LOCATION         AT 12/31/98     NOTES        LAND
     -----------                                      ------        --------        --------------   ------  --------------
     Parking Facilities:
  1  203 North LaSalle Garage.......................   (3)    Chicago, IL           $   32,661,500    (13)   $    3,784,600
  2  Theatre District Garage........................   (3)    Chicago, IL                       --                3,372,300
  3  Capitol Commons Garage.........................   (3)    Indianapolis, IN           4,368,800                       --
  4  Boston Harbor Garage...........................   (3)    Boston, MA                34,640,100                6,087,300
  5  Milwaukee Center...............................   (3)    Milwaukee, WI                     --                       --
  6  1111 Sansom Street Garage......................   (3)    Philadelphia, PA                  --                1,476,500
  7  15th & Sansom Streets Garage...................   (3)    Philadelphia, PA                  --                  726,400
  8  1602-34 Chancellor Garage......................   (3)    Philadelphia, PA                  --                  735,900
  9  1616 Sansom Street Garage......................   (3)    Philadelphia, PA                  --                  432,900
 10  Juniper/Locust Streets Garage..................   (3)    Philadelphia, PA                  --                  574,400
 11  Adams-Wabash Garage............................          Chicago, IL                       --                2,525,000
 12  601 Tchoupitoulas Garage.......................          New Orleans, LA                   --    (7)         1,180,000
 13  Stanwix Garage.................................          Pittsburgh, PA                    --                1,794,500
 14  Forbes and Allies Garages......................          Pittsburgh, PA                    --                       --
                                                                                    --------------           --------------
     Subtotal Parking Facilities....................                                $   71,670,400           $   22,689,800
                                                                                    --------------           --------------
     Management Business -- Furniture, fixtures and
     equipment......................................                                $           --           $           --
                                                                                    --------------           --------------
     Investment in Real Estate......................                                $2,350,087,800           $1,508,340,100
                                                                                    ==============           ==============

                                    COSTS CAPITALIZED
                                      SUBSEQUENT TO             GROSS AMOUNT CARRIED AT
   IAL COST TO COMPANY
          -------------------   -------------------------   --------------------------------
               BUILDING AND                  BUILDING AND                     BUILDING AND                        ACCUMULATED
               IMPROVEMENTS        LAND      IMPROVEMENTS        LAND         IMPROVEMENTS        TOTAL(1)       DEPRECIATION
          -   ---------------   ----------   ------------   --------------   ---------------   ---------------   -------------
  1           $    34,061,500   $       --   $   652,500    $    3,784,600   $    34,714,000   $    38,498,600   $  (1,295,500)
  2                30,326,400           --       102,600         3,372,300        30,429,000        33,801,300      (1,112,300)
  3                14,428,500           --         1,200                --        14,429,700        14,429,700        (526,500)
  4                54,785,300           --     1,446,200         6,087,300        56,231,500        62,318,800      (2,251,100)
  5                 7,798,800           --       289,600                --         8,088,400         8,088,400        (312,000)
  6                        --        6,800            --         1,483,300                --         1,483,300            (700)
  7                 6,537,600           --        11,300           726,400         6,548,900         7,275,300        (237,300)
  8                 6,622,700           --       441,300           735,900         7,064,000         7,799,900        (240,100)
  9                 3,896,200           --        (3,000)          432,900         3,893,200         4,326,100         (91,900)
 10                 5,169,900           --       242,600           574,400         5,412,500         5,986,900        (188,800)
 11                22,725,300           --       215,500         2,525,000        22,940,800        25,465,800        (784,500)
 12                10,619,800           --         1,300         1,180,000        10,621,100        11,801,100        (342,700)
 13                16,160,000           --       650,300         1,794,500        16,810,300        18,604,800        (462,000)
 14                31,250,900           --            --                --        31,250,900        31,250,900              --
              ---------------   ----------   ------------   --------------   ---------------   ---------------   -------------
              $   244,382,900   $    6,800   $ 4,051,400    $   22,696,600   $   248,434,300   $   271,130,900   $  (7,845,400)
              ---------------   ----------   ------------   --------------   ---------------   ---------------   -------------
              $            --   $       --   $ 7,576,400    $           --   $     7,576,400   $     7,576,400   $    (639,600)
              ---------------   ----------   ------------   --------------   ---------------   ---------------   -------------
              $11,832,381,800   $1,851,000   $341,246,400   $1,510,191,100   $12,173,628,200   $13,683,819,300   $(352,258,800)
              ===============   ==========   ============   ==============   ===============   ===============   =============


       DATE OF             DATE          DEPRECIABLE
     CONSTRUCTION        ACQUIRED         LIVES(2)
     ------------   ------------------   -----------
  1         1985              06/09/95       40
  2         1987              06/09/95       40
  3         1987              06/29/95       40
  4         1972              12/10/96       40
  5         1988              12/18/96       40
  6          N/A              12/27/96       40
  7    1950/1954              12/27/96       40
  8    1945/1955              12/27/96       40
  9         1950              12/27/96       40
 10    1949/1952              12/27/96       40
 11         1990              08/11/97       40
 12         1982              09/03/97       40
 13         1989              11/25/97       40
 14         1954              12/17/98       40

---------------
The initial costs to the Company for certain properties acquired in connection with the Beacon merger on 12/19/97 have been reallocated as a result of finalizing purchase price allocation based on relative fair value and include adjustments for additional acquisitions costs incurred in 1998.

 (1) The aggregate cost for Federal Income Tax purposes as of December 31, 1998 was approximately $9.7 billion.

 (2) The life to compute depreciation on building is 40 years. The life to compute depreciation on building improvements is 4-40 years.

 (3) The date acquired represents the date these Properties were acquired by Equity Office Predecessors. The acquisition of the Properties, or interest therein, by the Company from Equity Office Predecessors in connection with the Consolidation on July 11, 1997, was accounted for using the purchase method of accounting in accordance with Accounting Principles Board Opinion No. 16. Accordingly, the assets were recorded by the Company at their fair values.

 (4) This Property contains 106 residential units in addition to 224,405 square feet of office space.

 (5) These loans are subject to cross default and collateralization provisions.

 (6) This Property contains 161 residential units in addition to 187,573 square feet of office space.

 (7) These loans are subject to cross default and collateralization provisions.

 (8) The Prudential Portfolio consists of six Office Buildings located in Philadelphia, PA, Dallas, TX, and Houston, TX. These Office Buildings were constructed between 1969 and 1984.

 (9) These loans are subject to cross default and collateralization provisions.

(10) These loans are subject to cross default and collateralization provisions.

(11) These properties are in various development stages. During the development period certain operating costs, including real estate taxes together with interest incurred during the development stages will be capitalized.

(12) During 1998, the Company committed to acquire these properties upon their completion. The costs reflected above include legal and other professional fees incurred in connection with the Company's potential acquisition of these projects. These transactions are contingent upon certain terms and conditions as set forth in their respective purchase agreements. There can be no assurance that these transactions will be consummated.

(13) The encumbrance on the 203 North LaSalle Garage is also secured by a first lien on the Theatre District Garage.

A SUMMARY OF ACTIVITY OF INVESTMENT IN REAL ESTATE AND ACCUMULATED DEPRECIATION IS AS FOLLOWS:

     The changes in investment in real estate for the year ended December 31, 1998, the period from July 11, 1997 through December 31, 1997, the period from January 1, 1997 through July 10, 1997 and for the year ended December 31, 1996 are as follows:

                                                    FOR THE PERIOD    FOR THE PERIOD
                                                         FROM              FROM
                                                     JULY 11, 1997    JANUARY 1, 1997
                                                        THROUGH           THROUGH
                                   DECEMBER 31,      DECEMBER 31,        JULY 10,        DECEMBER 31,
                                       1998              1997              1997              1996
                                   ------------     --------------    ---------------    ------------
Balance, beginning of the
  period........................  $11,041,014,100   $             0   $3,549,707,600    $2,571,851,300
  Additions during period:
     Acquisitions...............    2,556,978,300    10,941,428,100      531,968,000       860,995,000
     Improvements...............      207,093,000        99,586,000       59,511,000       129,485,300
  Deductions during period:
     Properties disposed of.....     (121,266,100)                       (67,193,400)       (9,633,600)
     Write-off of fully
       depreciated assets which
       are not longer in
       service..................                                                   0        (2,990,400)
                                  ---------------   ---------------   --------------    --------------
Balance, end of period..........  $13,683,819,300   $11,041,014,100   $4,073,993,200    $3,549,707,600
                                  ===============   ===============   ==============    ==============

     The changes in accumulated depreciation for the year ended December 31, 1998, the period from July 11, 1997 through December 31, 1997, the period from January 1, 1997 through July 10, 1997 and for the year ended December 31, 1996 are as follows:

                                                    FOR THE PERIOD    FOR THE PERIOD
                                                         FROM              FROM
                                                     JULY 11, 1997    JANUARY 1, 1997
                                                        THROUGH           THROUGH
                                   DECEMBER 31,      DECEMBER 31,        JULY 10,        DECEMBER 31,
                                       1998              1997              1997              1996
                                   ------------     --------------    ---------------    ------------
Balance, beginning of the
  period........................  $   (64,695,100)  $            --   $ (257,893,300)   $ (178,448,600)
  Additions during period:
     Depreciation...............     (291,213,400)      (64,695,100)     (57,379,300)      (82,905,300)
  Deductions during period:
     Properties disposed of.....        3,649,700                --        8,517,200           470,200
     Write-off of fully
       depreciated assets which
       are not longer in
       service..................                                 --               --         2,990,400
                                  ---------------   ---------------   --------------    --------------
Balance, end of period..........  $  (352,258,800)  $   (64,695,100)  $ (306,755,400)   $ (257,893,300)
                                  ===============   ===============   ==============    ==============