Form 10-Q
period 1999-03-31
EQUITY OFFICE PROPERTIES TRUST
filed 1999-05-07
CIK 1038339

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                             ---------------------

                                   FORM 10-Q

[X]             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999 OR

[ ]            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                        COMMISSION FILE NUMBER: 1-13115

                             ---------------------

                         EQUITY OFFICE PROPERTIES TRUST
             (Exact name of registrant as specified in its charter)



                   MARYLAND                                      36-4151656
       (State or other jurisdiction of                        (I.R.S. Employer
        incorporation or organization)                      Identification No.)
          TWO NORTH RIVERSIDE PLAZA                                60606
        SUITE 2200, CHICAGO, ILLINOIS                            (Zip Code)
   (Address of principal executive offices)


                                 (312) 466-3300
              (Registrant's telephone number, including area code)

                             ---------------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

On April 30, 1999, 257,887,806 of the Registrant's Common Shares were outstanding.

================================================================================

                                     PART I

                             FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                         EQUITY OFFICE PROPERTIES TRUST

                          CONSOLIDATED BALANCE SHEETS

                                                               MARCH 31,    DECEMBER 31,
                                                                 1999           1998
(Dollars in thousands, except per share data) --------------  -----------   ------------
                                                              (UNAUDITED)
ASSETS:
  Investment in real estate.................................  $13,718,021   $13,349,627
  Developments in process...................................      155,070       268,373
  Land available for development............................       78,264        65,819
  Accumulated depreciation..................................     (435,171)     (352,259)
                                                              -----------   -----------
       Investment in real estate, net of accumulated
       depreciation.........................................   13,516,184    13,331,560
  Cash and cash equivalents.................................       41,966        67,080
  Tenant and other receivables (net of allowance for
    doubtful accounts of $983 and $1,013, respectively).....       46,409        36,193
  Deferred rent receivable..................................      103,655        87,115
  Escrow deposits and restricted cash.......................       28,566       159,576
  Investment in unconsolidated joint ventures...............      387,407       378,534
  Deferred financing costs (net of accumulated amortization
    of $8,281 and $6,242, respectively).....................       58,659        53,181
  Deferred leasing costs (net of accumulated amortization of
    $12,573 and $9,714, respectively).......................       72,600        65,090
  Prepaid expenses and other assets.........................       86,409        82,962
                                                              -----------   -----------
         Total Assets.......................................  $14,341,855   $14,261,291
                                                              ===========   ===========
LIABILITIES AND SHAREHOLDERS' EQUITY:
  Mortgage debt (including a net premium of $16,247 and
    $13,517, respectively)..................................  $ 2,090,716   $ 2,350,088
  Unsecured notes (including a net premium of $996 and
    $4,317, respectively)...................................    3,455,996     2,459,317
  Lines of credit...........................................      528,000     1,216,000
  Accounts payable and accrued expenses.....................      278,351       347,970
  Due to affiliates.........................................        1,396         1,136
  Dividend/distribution payable.............................      109,438         5,080
  Other liabilities.........................................      106,883        93,022
                                                              -----------   -----------
         Total Liabilities..................................    6,570,780     6,472,613
                                                              -----------   -----------
  Commitments and contingencies.............................
    Minority Interests:
    Operating Partnership...................................      703,071       709,355
    Partially owned properties..............................       28,762        28,360
                                                              -----------   -----------
         Total Minority Interests...........................      731,833       737,715
                                                              -----------   -----------
  Shareholders' Equity:
  Preferred Shares, 100,000,000 authorized:
    8.98% Series A Cumulative Redeemable Preferred Shares,
      liquidation preference $25.00 per share, 8,000,000
      issued and outstanding................................      200,000       200,000
    5.25% Series B Convertible, Cumulative Redeemable
      Preferred Shares, liquidation preference $50.00 per
      share, 6,000,000 issued and outstanding...............      300,000       300,000
    8.625% Series C Cumulative Redeemable Preferred Shares,
      liquidation preference $25.00 per share, 4,600,000
      issued and outstanding................................      115,000       115,000
  Common Shares, $0.01 par value; 750,000,000 shares
    authorized, 260,097,418 and 259,901,657 issued and
    outstanding, respectively...............................        2,601         2,599
  Additional paid in capital................................    6,489,243     6,483,569
  Dividends in excess of accumulated earnings...............      (67,602)      (50,205)
                                                              -----------   -----------
         Total Shareholders' Equity.........................    7,039,242     7,050,963
                                                              -----------   -----------
         Total Liabilities and Shareholders' Equity.........  $14,341,855   $14,261,291
                                                              ===========   ===========

                            See accompanying notes.

                         EQUITY OFFICE PROPERTIES TRUST

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                              FOR THE THREE MONTHS ENDED
                                                                       MARCH 31,
                                                              ---------------------------
                                                                  1999           1998
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA) --------------  ------------   ------------
REVENUES:
  Rental....................................................  $    369,139   $    289,213
  Tenant reimbursements.....................................        68,159         52,989
  Parking...................................................        27,459         21,214
  Other.....................................................         5,474          6,177
  Fee income................................................         1,862          1,157
  Interest/dividends........................................         3,041          3,070
                                                              ------------   ------------
          Total revenues....................................       475,134        373,820
                                                              ------------   ------------
EXPENSES:
  Interest:
     Expense incurred.......................................       104,480         69,884
     Amortization of deferred financing costs...............           746          2,145
  Depreciation..............................................        82,912         64,540
  Amortization..............................................         2,901          1,107
  Real estate taxes.........................................        61,801         50,034
  Insurance.................................................         2,322          2,243
  Repairs and maintenance...................................        51,384         41,977
  Property operating........................................        48,208         41,973
  Ground rent...............................................         1,846          1,638
  General and administrative................................        18,250         13,948
                                                              ------------   ------------
          Total expenses....................................       374,850        289,489
                                                              ------------   ------------
Income before allocation to minority interests, income from
  investment in unconsolidated joint ventures and
  extraordinary items.......................................       100,284         84,331
Minority Interests:
  Operating Partnership.....................................        (8,670)        (7,726)
  Partially owned properties................................          (545)          (538)
Income from investment in unconsolidated joint ventures.....         1,835          3,634
                                                              ------------   ------------
Income before extraordinary items...........................        92,904         79,701
Extraordinary items.........................................        (3,183)        (6,959)
                                                              ------------   ------------
Net income..................................................        89,721         72,742
Preferred distributions.....................................       (10,881)        (6,271)
                                                              ------------   ------------
Net income available for Common Shares......................  $     78,840   $     66,471
                                                              ============   ============
Net income available per weighted average Common Share
  outstanding -- Basic......................................  $       0.30   $       0.27
                                                              ============   ============
Weighted average Common Shares outstanding -- Basic.........   259,965,816    249,766,440
                                                              ============   ============
Net income available per weighted average Common Share
  outstanding --
  Diluted...................................................  $       0.30   $       0.27
                                                              ============   ============
Weighted average Common Shares outstanding -- Diluted.......   291,433,553    280,327,761
                                                              ============   ============

                            See accompanying notes.

                         EQUITY OFFICE PROPERTIES TRUST

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                              FOR THE THREE MONTHS ENDED
                                                                       MARCH 31,
                                                              ---------------------------
(DOLLARS IN THOUSANDS)                                           1999           1998
------------------------------------------------------------  -----------   -------------
OPERATING ACTIVITIES:
  Net income before preferred distributions.................   $  89,721     $    72,742
  Adjustments to reconcile net income before preferred
    distributions to net cash provided by operating
    activities:
    Depreciation and amortization...........................      86,559          67,792
    Amortization of premiums/discounts on unsecured notes
     and terminated interest rate protection agreements.....         893             440
    Compensation related to restricted shares issued to
     employees..............................................       1,314             474
    Income from investment in unconsolidated joint
     ventures...............................................      (1,835)         (3,634)
    Extraordinary items.....................................       3,183           6,959
    Provision for doubtful accounts.........................         291            (111)
    Allocation to minority interests........................       9,215           8,264
    Changes in assets and liabilities:
      (Increase) in tenant and other receivables............     (10,507)           (666)
      (Increase) in deferred rent receivable................     (16,540)        (17,119)
      (Increase) in prepaid expenses and other assets.......      (3,489)         (2,624)
      (Decrease) in accounts payable and accrued expenses...     (69,619)        (69,511)
      Increase (decrease) in due to affiliates..............         260            (559)
      Increase in other liabilities.........................      13,466          48,318
                                                               ---------     -----------
         Net cash provided by operating activities..........     102,912         110,765
                                                               ---------     -----------
INVESTING ACTIVITIES:
  Property acquisitions.....................................    (101,704)       (260,850)
  Payments for capital and tenant improvements..............     (45,142)        (28,048)
  Distributions from unconsolidated joint ventures..........       3,977          31,162
  Investments in unconsolidated joint ventures..............     (11,015)             --
  Payments of lease acquisition costs.......................     (10,369)         (9,060)
  Decrease (increase) in escrow deposits and restricted
    cash....................................................      10,320          (4,151)
                                                               ---------     -----------
         Net cash (used for) investing activities...........    (153,933)       (270,947)
                                                               ---------     -----------
FINANCING ACTIVITIES:
  Proceeds from exercise of share options...................         355           4,868
  Dividends/distributions to shareholders and unitholders...      (1,599)           (392)
  Payment of preferred distributions........................     (11,100)         (4,478)
  Proceeds from sale of preferred shares, net of offering
    costs...................................................          --         290,250
  Payment of offering costs.................................        (417)           (117)
  Distributions to minority interest in partially owned
    properties..............................................        (143)           (950)
  Proceeds from mortgage debt...............................         233              --
  Proceeds from unsecured notes.............................     996,675       1,504,452
  Proceeds from lines of credit.............................     163,000         333,000
  Principal payments on mortgage debt.......................    (262,335)         (3,186)
  Principal payments on lines of credit.....................    (851,000)     (2,131,300)
  Payments of loan costs....................................      (7,762)        (10,860)
  Termination of interest rate protection agreements........          --         (38,277)
                                                               ---------     -----------
         Net cash provided by (used for) financing
           activities.......................................      25,907         (56,990)
                                                               ---------     -----------
Net (decrease) in cash and cash equivalents.................     (25,114)       (217,172)
Cash and cash equivalents at the beginning of the period....      67,080         228,853
                                                               ---------     -----------
Cash and cash equivalents at the end of the period..........   $  41,966     $    11,681
                                                               =========     ===========
SUPPLEMENTAL INFORMATION:
    Interest paid during the period, including capitalized
     interest of $3,125 and $3,452, respectively............   $ 114,733     $    64,777
                                                               =========     ===========

                            See accompanying notes.

                         EQUITY OFFICE PROPERTIES TRUST

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

     DEFINITION OF TERMS. Capitalized terms used but not defined herein are as defined in the Company's Annual Report on Form 10-K for the year ended December 31, 1998 (the "Form 10-K").

     The consolidated financial statements of the Company have been prepared pursuant to the Securities and Exchange Commission ("SEC") rules and regulations. The following notes highlight significant changes to the notes to the December 31, 1998 audited consolidated and combined financial statements of Equity Office Properties Trust and Equity Office Predecessors and should be read in conjunction with the financial statements and notes thereto included in the Form 10-K and present interim disclosures as required by the SEC.

NOTE 1 -- BUSINESS AND FORMATION OF THE COMPANY

     As used herein, "Company" means Equity Office Properties Trust, a Maryland real estate investment trust, together with its subsidiaries including the Operating Partnership and Equity Office Predecessors. The Company was formed on October 9, 1996 to continue and expand the national office property business organized by Mr. Samuel Zell, Chairman of the Board of Trustees of the Company, and to complete the Consolidation of the Equity Office Predecessors. The Company completed its IPO on July 11, 1997. The Company is a fully integrated and self-managed real estate company engaged in acquiring, owning, managing, leasing and renovating office properties and parking facilities. The Company elected to be taxed as a REIT for federal income tax purposes and generally will not be subject to federal income tax if it distributes 100% of its taxable income and complies with a number of organizational and operational requirements.

     As of March 31, 1999, the Company owned or had an interest in 287 office properties (the "Office Properties") containing approximately 76.3 million rentable square feet of office space and 19 stand-alone parking facilities (the "Parking Facilities" and, together with the Office Properties, the "Properties") containing approximately 18,059 parking spaces. The weighted average occupancy of the Office Properties at March 31, 1999 was approximately 94.1%. The Office Properties are located in 81 submarkets in 36 markets in 24 states and the District of Columbia. The Office Properties, by rentable square feet, are located approximately 53% in CBDs and 47% in suburban markets.

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

  Use of Estimates

     The preparation of the consolidated financial statements of the Company in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

  Unaudited Interim Statements

     The consolidated financial statements of the Company as of and for the three months ended March 31, 1999 and 1998 and related footnote disclosures are unaudited. In the opinion of management, such financial statements reflect all adjustments necessary for a fair presentation of the results of the interim periods. All such adjustments are of a normal, recurring nature.

                         EQUITY OFFICE PROPERTIES TRUST

  Reclassifications

     Certain reclassifications have been made to the previously reported 1998 statements in order to provide comparability with the 1999 statements reported herein. These reclassifications have not changed the 1998 results or shareholders' equity.

NOTE 3 -- INVESTMENT IN REAL ESTATE

     During the three months ended March 31, 1999, the Company acquired the Office Properties listed below. Each Office Property was purchased from an unaffiliated party and was funded from credit facilities and working capital.

  DATE                                               RENTABLE             TOTAL
ACQUIRED           PROPERTY             LOCATION    SQUARE FEET    ACQUISITION COST(1)
--------           --------             --------    -----------   ----------------------
                                                                  (Dollars in thousands)
1/7/99     Texas Commerce Tower       Irving, TX       369,134           $ 55,254
1/7/99     Computer Associates Tower  Irving, TX       360,815             51,294
1/28/99    City Center Bellevue       Bellevue, WA     472,587            115,915(2)
                                                     ---------           --------
                                      Total          1,202,536           $222,463
                                                     =========           ========

---------------

(1) Total acquisition cost includes the purchase price specified in the purchase contract, closing costs, acquisition costs and accounting adjustments recorded in accordance with GAAP.

(2) The total acquisition cost includes a vacant land parcel valued at $12.4 million.

NOTE 4 -- INVESTMENT IN UNCONSOLIDATED JOINT VENTURES

     The Company has several investments in unconsolidated joint ventures consisting of Office Properties, Parking Facilities and a management company. Combined summarized financial information of the unconsolidated joint ventures is as follows:

                                                              MARCH 31,    DECEMBER 31,
                   (DOLLARS IN THOUSANDS)                       1999           1998
------------------------------------------------------------  ---------    ------------
Balance Sheets:
  Real estate, net..........................................  $508,280       $488,997
  Other assets..............................................    81,529         78,623
                                                              ========       ========
          Total Assets......................................  $589,809       $567,620
                                                              ========       ========
  Mortgage debt.............................................  $256,511       $243,096
  Other liabilities.........................................    18,216         16,059
  Partners' and shareholders' equity........................   315,082        308,465
                                                              --------       --------
          Total Liabilities and Partners' and Shareholders'
            Equity..........................................  $589,809       $567,620
                                                              ========       ========
Company's share of equity...................................  $169,376       $159,092
Excess of cost of investments over the net book value of
  underlying net assets, net of accumulated depreciation of
  $7,265 and $5,854, respectively...........................   218,031        219,442
                                                              --------       --------
Carrying value of investments in unconsolidated joint
  ventures..................................................  $387,407       $378,534
                                                              ========       ========
Company's share of unconsolidated mortgage debt.............  $135,291       $124,282
                                                              ========       ========

                         EQUITY OFFICE PROPERTIES TRUST

                                                              FOR THE THREE MONTHS ENDED
                                                                       MARCH 31,
                                                              ---------------------------
                   (DOLLARS IN THOUSANDS)                        1999           1998
------------------------------------------------------------  ----------    -------------
Statements of Operations:
  Revenues..................................................   $ 25,383       $ 28,448
                                                               --------       --------
  Expenses:
     Interest expense.......................................      4,447          3,775
     Depreciation and amortization..........................      4,103          5,677
     Operating expenses.....................................     10,607          9,150
                                                               --------       --------
          Total expenses....................................     19,157         18,602
                                                               --------       --------
  Net income................................................   $  6,226       $  9,846
                                                               ========       ========
  Company's share of net income.............................   $  1,835       $  3,634
                                                               ========       ========
  Company's share of interest expense.......................   $  2,201       $  1,907
                                                               ========       ========
  Company's share of depreciation and amortization (real
     estate related)........................................   $  3,483       $  3,941
                                                               ========       ========

NOTE 5 -- MORTGAGE DEBT

     The Company repaid the mortgage debt encumbering the following Properties with proceeds from the $1.0 Billion Notes Offering:

PAYOFF
 DATE      PROPERTY                                                     PAYOFF AMOUNT
-------    --------                                                     -------------
                                                                    (Dollars in thousands)
1/27/99    Boston Harbor Garage..................................          $ 34,571
1/28/99    150 Federal Street....................................            56,086
1/29/99    1700 Higgins..........................................             3,385
1/29/99    Northwest Center......................................             6,475
1/29/99    Franklin Plaza........................................            34,141
1/29/99    One Crosswoods Center.................................             3,455
1/29/99    One Columbus Building.................................            29,432
1/29/99    One Lakeway...........................................             9,712
1/29/99    Two Lakeway...........................................            14,715
1/29/99    Three Lakeway.........................................            17,045
2/5/99     Tabor Center..........................................            47,734
                                                                           --------
  Total..........................................................          $256,751
                                                                           ========

NOTE 6 -- UNSECURED NOTES

     On January 26, 1999, the Company issued $1.0 billion of unsecured notes (the "$1.0 Billion Notes") in three tranches (the "$1.0 Billion Notes Offering"). The $1.0 Billion Notes were issued at a discount of approximately $3.3 million which is being amortized over the terms of the respective tranches as an adjustment to interest expense. Net proceeds to the Company after offering costs were approximately

                         EQUITY OFFICE PROPERTIES TRUST

$989.2 million. The net proceeds were used to repay mortgage debt and amounts outstanding on the $1.0 Billion Credit Facility. The terms of the tranches are as follows:

TRANCHE                                           AMOUNT           STATED RATE   EFFECTIVE RATE(1)
-------                                           ------           -----------   -----------------
                                          (Dollars in thousands)
3 Year Notes due 2002...................        $  200,000             6.4%             6.6%
5 Year Notes due 2004...................           300,000             6.5%             6.7%
10 Year Notes due 2009..................           500,000             6.8%             6.9%
                                                ----------             ---              ---
          Subtotal......................         1,000,000             6.6%             6.8%
                                                                       ===              ===
Net discount (net of accumulated
  amortization of $86)..................            (3,239)
                                                ----------
          Total.........................        $  996,761
                                                ==========

---------------

(1) Includes offering and transaction costs and the discount on the unsecured notes.

NOTE 7 -- SHAREHOLDERS' EQUITY

  Common Shares

     The following table presents the changes in the Company's issued and outstanding Common Shares since December 31, 1998 (excluding Units of 28,465,147 and 28,645,699 outstanding at March 31, 1999 and December 31, 1998 respectively, which are convertible into Common Shares on a one-for-one basis, or the cash equivalent thereof, subject to certain restrictions):

OUTSTANDING AT DECEMBER 31, 1998......................    259,901,657
Issued through exercise of options....................         15,209
Issued through redemption of Units....................        180,552
                                                          -----------
OUTSTANDING AT MARCH 31, 1999.........................    260,097,418
                                                          ===========

  Ownership of Operating Partnership

     The Company's ownership in the Operating Partnership was approximately 90.1% as of March 31, 1999 and December 31, 1998.

  Dividends/Distributions

     The following table summarizes the distributions paid or declared on Common Shares/Units and preferred shares during the three months ended March 31, 1999:

                                                    DISTRIBUTION
                                                       AMOUNT       DATE PAID    RECORD DATE
                                                    ------------    ---------    -----------
Common Share/Unit.................................    $   0.37       4/12/99       3/31/99
Series A Preferred Share..........................    $0.56125       3/15/99        3/1/99
Series B Preferred Share..........................    $0.65625       2/16/99        2/1/99
Series C Preferred Share(1).......................    $0.58099       3/15/99        3/1/99

---------------

(1) The distribution on the Series C Preferred Shares represents a pro-rated distribution from December 8, 1998 (the closing date of the Series C Preferred Share Offering) through March 14, 1999.

                         EQUITY OFFICE PROPERTIES TRUST

NOTE 8 -- EXTRAORDINARY ITEMS

     The Company incurred an extraordinary loss of approximately $3.2 million during the three months ended March 31, 1999 due to the write-off of unamortized mark-to-market adjustments in connection with the repayment of certain mortgage debt. The mortgage debt was repaid with proceeds from the $1.0 Billion Notes Offering.

     The Company incurred an extraordinary loss of approximately $7.0 million during the three months ended March 31, 1998 due to fees related to the termination of $300 million of interest rate protection agreements in connection with the issuance of the Series B Preferred Shares.

NOTE 9 -- EARNINGS PER SHARE

     The following table sets forth the computation of basic and diluted earnings per Common Share:

                                                            FOR THE THREE MONTHS ENDED
                                                                    MARCH 31,
                                                            --------------------------
      (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)            1999           1998
----------------------------------------------------------  -----------    -----------
NUMERATOR:
  Net income available for Common Shares before
     extraordinary items..................................  $    82,023    $    73,430
  Extraordinary items.....................................       (3,183)        (6,959)
                                                            -----------    -----------
  Numerator for basic earnings per share -- net income
     available for Common Shares..........................       78,840         66,471
  Minority interest in Operating Partnership..............        8,670          7,726
                                                            -----------    -----------
  Numerator for diluted earnings per share -- net income
     available for Common Shares..........................  $    87,510    $    74,197
                                                            ===========    ===========
DENOMINATOR:
  Denominator for basic earnings per share -- weighted
     average Common Shares................................  259,965,816    249,766,440
                                                            -----------    -----------
  Effect of dilutive securities:
     Redemption of Units to Common Shares.................   28,589,044     29,031,371
     Share options and put options........................    2,878,693      1,529,950
                                                            -----------    -----------
  Dilutive potential Common Shares........................   31,467,737     30,561,321
                                                            -----------    -----------
  Denominator for diluted earnings per share -- adjusted
     weighted average shares and assumed conversions......  291,433,553    280,327,761
                                                            ===========    ===========
BASIC EARNINGS AVAILABLE FOR COMMON SHARES PER WEIGHTED
  AVERAGE COMMON SHARE:
  Net income before extraordinary items...................  $      0.32    $      0.29
  Extraordinary items.....................................        (0.02)         (0.02)
                                                            -----------    -----------
  Net income..............................................  $      0.30    $      0.27
                                                            ===========    ===========
DILUTED EARNINGS AVAILABLE FOR COMMON SHARES PER WEIGHTED
  AVERAGE COMMON SHARE:
  Net income before extraordinary items...................  $      0.31    $      0.29
  Extraordinary items.....................................        (0.01)         (0.02)
                                                            -----------    -----------
  Net income..............................................  $      0.30    $      0.27
                                                            ===========    ===========

     Options to purchase 3,453,098 Common Shares at a weighted average exercise price of $30.15 per Common Share, warrants to purchase 5,000,000 Common Shares at an exercise price of $39.375 per Common

                         EQUITY OFFICE PROPERTIES TRUST

Share and the Series B Preferred Shares at a conversion price of $35.70 per Common Share were outstanding during the three months ended March 31, 1999, and were not included in the computation of diluted earnings per share for the three months ended March 31, 1999, since they would have an antidilutive effect.

     Options to purchase 726,500 Common Shares at a weighted-average exercise price of $32.93 per Common Share, warrants to purchase 5,000,000 Common Shares at an exercise price of $39.375 per Common Share and the Series B Preferred Shares at a conversion price of $35.70 per Common Share were outstanding during the three months ended March 31, 1998, were not included in the computation of diluted earnings per share for the three months ended March 31, 1998, since they would have an antidilutive effect.

NOTE 10 -- SEGMENT INFORMATION

     As discussed in Note 1, the Company's primary business is the ownership and operation of Office Properties. The Company's long-term tenants are in a variety of businesses and no single tenant is significant to the Company's business. Information related to this segment for the three months ended March 31, 1999 and 1998 is below:

                                                 FOR THE THREE MONTHS ENDED MARCH 31, 1999
                                                -------------------------------------------
                                                   OFFICE       CORPORATE
            (DOLLARS IN THOUSANDS)               PROPERTIES     AND OTHER     CONSOLIDATED
----------------------------------------------  ------------    ----------    -------------
Property Operating Revenues...................  $   461,168      $  9,063      $   470,231
Property Operating Expenses...................     (161,691)       (2,024)        (163,715)
                                                -----------      --------      -----------
  Net operating income........................      299,477         7,039          306,516
                                                -----------      --------      -----------
Adjustments to arrive at net income:
  Other revenues..............................          631         4,272            4,903
  Interest expense(1).........................      (37,601)      (66,879)        (104,480)
  Depreciation and amortization...............      (83,719)       (2,840)         (86,559)
  Ground rent.................................       (1,833)          (13)          (1,846)
  General and administrative..................         (136)      (18,114)         (18,250)
                                                -----------      --------      -----------
  Total adjustments to arrive at net income...     (122,658)      (83,574)        (206,232)
                                                -----------      --------      -----------
Income before allocation to minority
  interests, income from investment in
  unconsolidated joint ventures and
  extraordinary items.........................      176,819       (76,535)         100,284
Minority interests............................         (310)       (8,905)          (9,215)
Income from investment in unconsolidated joint
  ventures....................................        1,793            42            1,835
Extraordinary items...........................       (3,183)           --           (3,183)
                                                -----------      --------      -----------
Net income....................................  $   175,119      $(85,398)     $    89,721
                                                ===========      ========      ===========
Capital and tenant improvements...............  $    41,811      $  3,331      $    45,142
                                                ===========      ========      ===========
Total Assets..................................  $13,840,662      $501,193      $14,341,855
                                                ===========      ========      ===========

                         EQUITY OFFICE PROPERTIES TRUST

                                                 FOR THE THREE MONTHS ENDED MARCH 31, 1998
                                                -------------------------------------------
                                                   OFFICE       CORPORATE
            (DOLLARS IN THOUSANDS)               PROPERTIES     AND OTHER     CONSOLIDATED
----------------------------------------------  ------------    ----------    -------------
Property Operating Revenues...................  $   362,622      $  6,971      $   369,593
Property Operating Expenses...................     (134,242)       (1,985)        (136,227)
                                                -----------      --------      -----------
  Net operating income........................      228,380         4,986          233,366
                                                -----------      --------      -----------
Adjustments to arrive at net income:
  Other revenues..............................          332         3,895            4,227
  Interest expense(1).........................      (34,027)      (35,857)         (69,884)
  Depreciation and amortization...............      (64,337)       (3,455)         (67,792)
  Ground rent.................................       (1,626)          (12)          (1,638)
  General and administrative..................           (7)      (13,941)         (13,948)
                                                -----------      --------      -----------
  Total adjustments to arrive at net income...      (99,665)      (49,370)        (149,035)
                                                -----------      --------      -----------
Income before allocation to minority
  interests, income from investment in
  unconsolidated joint ventures and
  extraordinary items.........................      128,715       (44,384)          84,331
Minority interests............................         (469)       (7,795)          (8,264)
Income from investment in unconsolidated joint
  ventures....................................        2,507         1,127            3,634
Extraordinary items...........................           --        (6,959)          (6,959)
                                                -----------      --------      -----------
Net income....................................  $   130,753      $(58,011)     $    72,742
                                                ===========      ========      ===========
Capital and tenant improvements...............  $    26,477      $  1,571      $    28,048
                                                ===========      ========      ===========
Total Assets..................................  $11,415,894      $388,100      $11,803,994
                                                ===========      ========      ===========

---------------
(1) Interest expense for the Office Properties does not include an allocation of interest expense on corporate unsecured debt.

NOTE 11 -- NON-CASH INVESTING ACTIVITY

     For the three months ended March 31, 1999, approximately $120.8 million of escrow deposits was used to acquire the three Office Properties in the first quarter of 1999.

NOTE 12 -- COMMITMENTS AND CONTINGENCIES

  Concentration of Credit Risk

     The Company maintains its cash and cash equivalents at financial institutions. The combined account balances at each institution typically exceed FDIC insurance coverage and, as a result, there is a concentration of credit risk related to amounts on deposit in excess of FDIC insurance coverage. Management of the Company believes that the risk is not significant. The Company from time to time enters into interest rate protection agreements to effectively convert floating rate debt to a fixed rate basis, as well as to hedge anticipated financing transactions. The Company believes it has limited exposure to the risk of non-performance by the swap counterparties since each counterparty is a major U.S. financial institution; management does not anticipate any such non-performance. Currently, the Company has one interest rate protection agreement which effectively fixed the interest rate on a $93.6 million loan at 6.94% through the maturity of the loan on June 30, 2000.

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

                         EQUITY OFFICE PROPERTIES TRUST

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

  Commitments

     In February 1998, the Company entered into a contract to purchase the 517 Marquette Garage (formerly known as "Rand Tower Garage") in Minneapolis, Minnesota upon completion of the parking structure. This parking facility was acquired on April 30, 1999 for approximately $19.0 million.

     In March 1998, the Board of Trustees of the Company approved the purchase of Prominence, an office building development in Atlanta, Georgia. The property will consist of approximately 425,706 square feet of office space and 1,350 parking spaces, and is expected to be acquired upon its completion in the third quarter of 1999. The purchase price for the described assets and amounts to be incurred for tenanting the property are expected to be approximately $87.0 million. A vacant land parcel will be purchased with the property for an additional $7.0 million. This transaction is contingent upon certain terms and conditions as set forth in the purchase agreement. There can be no assurance that this transaction will be consummated as described above.

     In July 1998, the Company entered into an agreement to purchase the World Trade Center project in Seattle, Washington. The property will consist of approximately 186,787 square feet of office space, is scheduled for shell completion in the second quarter of 1999 and is 100% preleased to a single tenant. After the tenant takes full occupancy in early 2000, the Company is expected to purchase the building for approximately $39.0 million. This transaction is contingent upon certain terms and conditions as set forth in the purchase agreement. There can be no assurance that this transaction will be consummated as described above.

     In accordance with the agreement governing the Company's investment in WRALP, the Company agreed to make available to WRALP up to $20.0 million in additional financing or credit support for future development. As of March 31, 1999, no amounts have been funded pursuant to this agreement.

  Contingencies

     Effective as of August 13, 1998, the Company amended a pre-existing put option agreement with certain sellers of the Wright Runstad Properties (the "WR Holders"). The WR Holders have the option on August 13, 1999 to require the Company to purchase all or a portion of the 3,435,688 Common Shares, issued at acquisition, at a price equal to $31.50 per Common Share. Prior to August 13, 1999, if the WR Holders sell

                         EQUITY OFFICE PROPERTIES TRUST
all or a portion of their Common Shares to a third party for a price less than $29.10625 per Common Share, then the Company shall pay to the WR Holders an amount equal to the difference between such sales price and $29.10625 multiplied by the number of Common Shares sold, not to exceed $3.00 per Common Share. Any amounts paid by the Company as a result of such sale, calculated as the difference between the sales price and $29.10625 not exceeding $3.00 per Common Share, shall be recorded as a reduction of shareholders' equity. For options exercised on August 13, 1999, any amounts paid up to $29.10625 per Common Share would be reflected as a reduction to shareholders' equity; the portion of any amounts paid in excess of $29.10625 per Common Share (not to exceed $31.50 per Common Share) would be expensed by the Company. The portion expensed would not exceed $2.39375 per Common Share. As of March 31, 1999, the WR Holders have not exercised their option under the put option agreement.

     Effective as of September 3, 1998, the Company amended its pre-existing put option agreement with the seller of the Columbus America Properties (the "CA Holder") related to 1,692,546 Units issued at acquisition. The CA Holder has the option at any time after January 1, 1999 until the earlier of (a) September 3, 2000 or (b) the date the CA Holder has converted all of its Units to Common Shares, to require the Company to purchase the Units at a price equal to $29.00 per Unit. Under the terms of the agreement, prior to September 3, 1999, the option shall be limited to an aggregate of 846,273 Units. In the event of any option exercise, the Company will recognize any cash paid as a reduction of minority interest. As of March 31, 1999, the CA Holder has not exercised its option to require the Company to purchase the Units.

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

NOTE 13 -- SUBSEQUENT EVENTS

     (1) On April 1, 1999, the Company repaid a $240.0 million mortgage note encumbering ten Office Properties and incurred a prepayment penalty of approximately $13.6 million. The Company used the proceeds from the $1.0 Billion Notes Offering to repay the mortgage note and to pay the prepayment penalty.

     (2) In April 1999, the Board of Trustees of the Company declared a second quarter distribution for the Series B Preferred Shares of $0.65625 per share. The distribution will be paid on May 17, 1999 to holders of record as of May 3, 1999.

     (3) On April 19, 1999, the Company issued $200 million of unsecured notes due April 19, 2029 (the "$200 Million Notes") in an offering to institutional investors (the "200 Million Notes Offering"). The net proceeds after discount and offering expenses were approximately $196.6 million and were used to repay amounts outstanding on the $1.0 Billion Credit Facility. The $200 Million Notes bear interest at a stated rate of 7.5% per annum and have an effective annual rate of 7.6%.

     (4) Pursuant to the Consolidation, certain Common Shares were placed in escrow and are subject to release pursuant to the provisions of the Merger Agreement, Plan of Liquidation and Escrow Agreements entered into at the time of the Consolidation. On April 26, 1999, 2,284,940 Common Shares were released from escrow and 2,242,954 of such Common Shares were cancelled and retired by Equity Office Properties Trust. Inasmuch as the retired shares represent interest in the Operating Partnership which were re-allocated from Equity Office Properties Trust to other unitholders, the number of outstanding Units did not change as a result of this reallocation.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

     The following discussion and analysis of the consolidated financial condition and results of operations should be read in conjunction with the Consolidated Financial Statements of the Company and Notes thereto contained herein. Terms employed herein as defined terms, but without definition, shall have the meaning set forth in the financial statements. Statements contained in this "Management's Discussion and Analysis of Financial Condition and Results of Operations" including without limitation, the "Developments" and "Year 2000" disclosures, which are not historical facts may be forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 (the "Exchange Act"). The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward looking statements contained in Section 21E of the Exchange Act. Such statements are subject to certain risks and uncertainties which could cause actual results to differ materially from those projected or anticipated. Readers are cautioned not to place undue reliance on these forward-looking statements which speak only as of March 31, 1999. Among the factors about which the Company has made assumptions are the following:

     - Future economic conditions which may impact upon the demand for office space and tenant ability to pay rent, either at current or increased levels.

     - Prevailing interest rates.

     - The extent of any inflation on operating expenses.

     - The Company's ability to reduce various expenses as a percentage of revenues.

     - The Company's continuing ability to pay amounts due to its noteholders and preferred shareholders prior to any distribution to holders of its Common Shares.

     - The cost to complete and lease-up pending developments.

     - The continued availability of the $1.0 Billion Credit Facility.

     During the three months ended March 31, 1999, the Company acquired an additional three Office Properties containing approximately 1.2 million square feet. The aggregate purchase price for these acquisitions was approximately $222.5 million. In addition, the Company issued the $1.0 Billion Notes in three tranches with an effective interest rate of 6.8% per annum.

RESULTS OF OPERATIONS

  GENERAL

     The following discussion is based primarily on the consolidated financial statements of the Company as of March 31, 1999 and December 31, 1998 and for the three months ended March 31, 1999 and 1998.

     The Company receives income primarily from rental revenue from the Office Properties (including reimbursements from tenants for certain operating costs) and from parking revenue from Office Properties and Parking Facilities.

     Below is a summary of the Company's acquisition and disposition activity since December 31, 1997:

                                                   OFFICE PROPERTIES       PARKING FACILITIES
                                                ------------------------   ------------------
                                                            TOTAL SQUARE
                                                BUILDINGS       FEET       GARAGES    SPACES
                                                ---------   ------------   --------   -------
Properties owned as of:
  December 31, 1997...........................     258       65,291,790       17      16,749
     Acquisitions.............................      28       10,425,595        2       1,310
     Developments placed in service...........       3          257,528       --          --
     Dispositions.............................      (5)        (986,391)      --          --
     Building remeasurements..................      --          112,205       --          --
                                                   ---       ----------       --      ------
  December 31, 1998...........................     284       75,100,727       19      18,059
     Acquisitions.............................       3        1,202,536       --          --
     Building remeasurements..................      --            8,818       --          --
                                                   ---       ----------       --      ------
  March 31, 1999 ("Total Portfolio")..........     287       76,312,081       19      18,059
                                                   ===       ==========       ==      ======

     As a result of the growth in the size of the Total Portfolio and the disposition of properties, the financial data presented shows large changes in revenues and expenses from period to period. For the foregoing reasons, the Company does not believe its period to period financial data are comparable. Therefore, the analysis below shows changes resulting from Properties that were held during the entire period for the periods being compared (the "Core Portfolio") and the changes in the Total Portfolio.

  COMPARISON OF THE THREE MONTHS ENDED MARCH 31, 1999 TO MARCH 31, 1998

     The table below represents selected operating information for the Total Portfolio and for the Core Portfolio consisting of 252 Office Properties and 17 Parking Facilities acquired or placed in service prior to January 1, 1998.

                                                   TOTAL PORTFOLIO                             CORE PORTFOLIO
                                      -----------------------------------------   -----------------------------------------
                                                            INCREASE/      %                            INCREASE/      %
       (DOLLARS IN THOUSANDS)           1999       1998     (DECREASE)   CHANGE     1999       1998     (DECREASE)   CHANGE
------------------------------------  --------   --------   ----------   ------   --------   --------   ----------   ------
Property revenues...................  $470,231   $369,593    $100,638     27.2%   $381,763   $362,920    $18,843        5.2%
Fee income..........................     1,862      1,157         705     60.9          --         --         --         --
Interest/dividend income............     3,041      3,070         (29)    (0.9)        581        364        217       59.6
                                      --------   --------    --------    -----    --------   --------    -------     ------
        Total revenues..............   475,134    373,820     101,314     27.1     382,344    363,284     19,060        5.2
                                      --------   --------    --------    -----    --------   --------    -------     ------
Interest expense....................   104,480     69,884      34,596     49.5      35,205     37,907     (2,702)      (7.1)
Depreciation and amortization.......    86,559     67,792      18,767     27.7      70,729     64,792      5,937        9.2
Property operating expenses.........   163,715    136,227      27,488     20.2     133,673    133,547        126        0.1
Ground rent.........................     1,846      1,638         208     12.7       1,746      1,626        120        7.4
General and administrative..........    18,250     13,948       4,302     30.8         136          7        129     1842.9
                                      --------   --------    --------    -----    --------   --------    -------     ------
        Total expenses..............   374,850    289,489      85,361     29.5     241,489    237,879      3,610        1.5
                                      --------   --------    --------    -----    --------   --------    -------     ------
Income before allocation to minority
  interests, income from investment
  in unconsolidated joint ventures
  and extraordinary items...........   100,284     84,331      15,953     18.9     140,855    125,405     15,450       12.3
Minority interests..................    (9,215)    (8,264)       (951)    11.5        (545)      (538)        (7)       1.3
Income from unconsolidated joint
  ventures..........................     1,835      3,634      (1,799)   (49.5)      2,202      2,795       (593)     (21.2)
Extraordinary items.................    (3,183)    (6,959)      3,776    (54.3)     (3,183)        --     (3,183)        --
                                      --------   --------    --------    -----    --------   --------    -------     ------
Net income..........................  $ 89,721   $ 72,742    $ 16,979     23.3%   $139,329   $127,662    $11,667        9.1%
                                      ========   ========    ========    =====    ========   ========    =======     ======
Property revenues less property
  operating expenses before
  depreciation and amortization,
  general and administrative, ground
  rent and interest expense.........  $306,516   $233,366    $ 73,150     31.3%   $248,090   $229,373    $18,717        8.2%
                                      ========   ========    ========    =====    ========   ========    =======     ======

  Property Revenues

     The increase in rental revenues, tenant reimbursements, parking income and other income ("Property Revenues") in the Core Portfolio resulted from a combination of occupancy and rental rate increases. The weighted average occupancy of the Core Portfolio increased from approximately 93.9% at January 1, 1998 to 94.8% as of March 31, 1999. This increase represents approximately 0.7 million square feet of additional occupancy in the Core Portfolio between January 1, 1998 and March 31, 1999.

     Property Revenues for the Total Portfolio include lease termination fees of approximately $2.1 million and $2.9 million for the three months ended March 31, 1999 and 1998, respectively, and Property Revenues for the Core Portfolio include lease termination fees of approximately $2.0 million and $2.9 million for the three months ended March 31, 1999 and 1998, respectively (included in the "other revenue" category on the consolidated statements of operations). These fees are related to specific tenants who have paid a fee to terminate their lease obligations before the end of the contractual term of their lease. Although the Company has historically experienced similar levels of such termination fees, there is no way of predicting the timing or amounts of future lease termination fees.

     Property Revenues for the Total Portfolio includes a straight-line rent adjustment of approximately $16.5 million and $17.1 million for the three months ended March 31, 1999 and 1998, respectively. Property Revenues for the Core Portfolio includes a straight-line rent adjustment of approximately $13.1 million and $16.7 million for the three months ended March 31, 1999 and 1998, respectively.

  Interest Expense

     Interest expense increased for the Total Portfolio as a result of having more debt outstanding during the three months ended March 31, 1999 than in the three months ended March 31, 1998. The increase in total debt and the related increase in interest expense were directly attributable to property acquisitions. The Company's total debt as a percentage of total assets increased from approximately 33.8% of total assets at March 31, 1998 to 42.4% of total assets at March 31, 1999, and the Company's interest coverage ratio decreased from approximately 3.2 times in 1998 to 2.8 times in 1999. The weighted average interest rate on the Company's debt decreased from approximately 7.2% at March 31, 1998 to approximately 7.0% at March 31, 1999. The decrease in interest expense in the Core Portfolio is primarily due to the replacement of secured debt with unsecured debt which is not allocated to the Core Portfolio.

  Depreciation and Amortization

     Depreciation and amortization expense for the Total Portfolio increased as a result of Properties acquired and capital and tenant improvements made during 1999 and 1998. Depreciation and amortization expense for the Core Portfolio increased as a result of capital and tenant improvements made to the Properties.

  Property Operating Expenses

     Real estate taxes, insurance, repairs and maintenance and other property operating expenses ("Property Operating Expenses") increased slightly for the Core Portfolio. Repairs and maintenance expense increased approximately $1.5 million from the prior period partially offset by a decrease in real estate taxes, insurance and other property operating expenses.

  General and Administrative Expenses

     The primary reason for the increase in general and administrative expenses is the increase in the size of the Company's portfolio and increased expenses associated with being a public company. While general and administrative expenses will continue to increase as the size of the Company's portfolio increases, it is currently anticipated that the Company's general and administrative expenses as a percentage of total revenues will remain stable with future growth. General and administrative expense was approximately 3.8% and 3.7% of total revenues for the three months ended March 31, 1999 and 1998, respectively.

PARKING OPERATIONS

     The Total Portfolio and Core Portfolio selected operating information for the three months ended March 31, 1999 and 1998 presented above includes results of operations from the Parking Facilities. Summarized information for the Parking Facilities is presented below.

  COMPARISON OF THE THREE MONTHS ENDED MARCH 31, 1999 TO MARCH 31, 1998

     The table below represents selected operating information for the Total Portfolio and the Core Portfolio consisting of 17 Parking Facilities acquired prior to January 1, 1998.

                                                      TOTAL PORTFOLIO                         CORE PORTFOLIO
                                           -------------------------------------   -------------------------------------
                                                             INCREASE/      %                        INCREASE/      %
         (DOLLARS IN THOUSANDS)             1999     1998    (DECREASE)   CHANGE    1999     1998    (DECREASE)   CHANGE
-----------------------------------------  ------   ------   ----------   ------   ------   ------   ----------   ------
Property revenues........................  $9,063   $6,971     $2,092      30.0%   $8,153   $6,971     $1,182      17.0%
Interest/dividend income.................       3       33        (30)    (90.9)        3       33        (30)    (90.9)
                                           ------   ------     ------     -----    ------   ------     ------     -----
        Total revenues...................   9,066    7,004      2,062      29.4     8,156    7,004      1,152      16.5
                                           ------   ------     ------     -----    ------   ------     ------     -----
Interest expense.........................     928    1,368       (440)    (32.2)      887    1,368       (481)    (35.2)
Depreciation and amortization............   1,450    1,402         48       3.4     1,450    1,402         48       3.4
Property operating expenses..............   2,024    1,985         39       2.0     1,992    1,985          7        .4
Ground rent..............................      13       12          1       8.3        13       12          1       8.3
                                           ------   ------     ------     -----    ------   ------     ------     -----
        Total expenses...................   4,415    4,767       (352)     (7.4)    4,342    4,767       (425)     (8.9)
                                           ------   ------     ------     -----    ------   ------     ------     -----
Income before allocation to minority
  interests and income from investment in
  unconsolidated joint ventures..........   4,651    2,237      2,414     108.0     3,814    2,237      1,577      70.5
Minority interests.......................    (235)     (69)      (166)    240.6      (235)     (69)      (166)    240.6
Income from unconsolidated joint
  ventures...............................     409      681       (272)    (39.9)      409      681       (272)    (39.9)
                                           ------   ------     ------     -----    ------   ------     ------     -----
Net income...............................  $4,825   $2,849     $1,976      69.4%   $3,988   $2,849     $1,139      40.0%
                                           ======   ======     ======     =====    ======   ======     ======     =====
Property revenues less property operating
  expenses before depreciation and
  amortization, general and
  administrative, ground rent and
  interest expense.......................  $7,039   $4,986     $2,053      41.2%   $6,161   $4,986     $1,175      23.6%
                                           ======   ======     ======     =====    ======   ======     ======     =====

LIQUIDITY AND CAPITAL RESOURCES

LIQUIDITY

     Net cash provided from operations represents the primary source of liquidity to fund distributions, debt service, recurring capital costs and non-revenue enhancing tenant improvements. In order to qualify as a REIT for federal income tax purposes, the Company must distribute 95% of its REIT taxable income (excluding capital gain) annually. Accordingly, the Company currently intends to continue to make, but has not contractually bound itself to make, regular quarterly distributions to holders of Common Shares/Units and preferred shares. The Company has established annual distribution rates as follows: $1.48 per annum per Common Share/Unit, 8.98% per annum ($2.245 per share) for each Series A Preferred Share, 5.25% per annum ($2.625 per share) for each Series B Preferred Share and 8.625% per annum ($2.15625 per share) for each Series C Preferred Share.

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

DEBT FINANCING

     The table below summarizes the mortgage debt, unsecured notes and lines of credit indebtedness outstanding at March 31, 1999 and December 31, 1998, including a net premium on mortgage debt and unsecured notes (net of accumulated amortization of approximately $1.3 million and $2.7 million) of approximately $17.2 million and $17.8 million, respectively, recorded in connection with the Consolidation, debt assumed in connection with certain of the Company's acquisitions, and issuance of unsecured notes.

                                                              MARCH 31,     DECEMBER 31,
                   (DOLLARS IN THOUSANDS)                        1999           1998
------------------------------------------------------------  ----------    ------------
DEBT SUMMARY:
BALANCE
  Fixed rate................................................  $5,476,093     $4,739,018
  Variable rate.............................................     598,619      1,286,387
                                                              ----------     ----------
          Total.............................................  $6,074,712     $6,025,405
                                                              ==========     ==========
PERCENT OF TOTAL DEBT:
  Fixed rate................................................        90.1%          78.7%
  Variable rate.............................................         9.9%          21.3%
                                                              ----------     ----------
          Total.............................................       100.0%         100.0%
                                                              ==========     ==========
EFFECTIVE INTEREST RATE AT END OF PERIOD:
  Fixed rate................................................         7.2%           7.3%
  Variable rate.............................................         5.7%           6.4%
                                                              ----------     ----------
          Effective interest rate...........................         7.0%           7.1%
                                                              ==========     ==========

     A majority of the variable rate debt shown above bears interest at an interest rate based on LIBOR.

MORTGAGE FINANCING

     As of March 31, 1999, the Company's total mortgage debt (excluding the Company's share of unconsolidated debt of approximately $135.3 million) consisted of approximately $2.0 billion of fixed rate debt with an effective interest rate of approximately 7.6% and $70.6 million of variable rate debt based on various spreads over LIBOR. The Company's mortgage debt at March 31, 1999 will mature as follows:

                          (Dollars in thousands)
--------------------------------------------------------------------------
1999........................................................    $   17,349
2000........................................................       183,257
2001........................................................       437,953
2002........................................................        75,111
2003........................................................       186,565
Thereafter..................................................     1,174,234
                                                                ----------
Subtotal....................................................     2,074,469
Net premium (net of accumulated amortization of $1.5
  million)..................................................        16,247
                                                                ----------
          Total.............................................    $2,090,716
                                                                ==========

     In the first quarter of 1999, the Company repaid approximately $256.8 million of mortgage debt and on April 1, 1999 the Company repaid $240.0 million of mortgage debt with proceeds from the $1.0 Billion Notes Offering. The debt maturity schedule above reflects the $240.0 million of mortgage debt maturing in the year 2001, its contractual maturity date.

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

CREDIT FACILITIES

  Line of Credit

     The $1.0 Billion Credit Facility matures on May 29, 2001. The interest rate is based on the Company's investment grade credit rating on its unsecured debt and is currently LIBOR plus 60 basis points with a facility fee equal to 20 basis points in respect to the entire facility, payable quarterly. In addition, a competitive bid option, whereby the lenders participating in the facility bid on the interest rate to be charged, is available for up to $350 million of the facility. Subsequent to March 31, 1999 the Company borrowed $100.0 million on the $1.0 Billion Credit Facility.

  Term Loan Facilities

     The $328 Million Credit Facility is priced at 90-day LIBOR plus 80 basis points and is prepayable on any interest payment date and matures on August 15, 2000.

     The $200 Million Credit Facility bears interest at either a money market rate or LIBOR plus 50 basis points with a facility fee equal to 20 basis points per annum, at the Company's option. As of March 31, 1999, the Company elected the money market rate which equated to 5.6%. The interest rate may be reset after the first twelve months for an additional six months and again after eighteen months for an additional six months for a ten basis point fee.

UNSECURED NOTES

     The table below summarizes the Company's unsecured notes as of April 30, 1999:

TRANCHE                                          AMOUNT       STATED RATE    EFFECTIVE RATE(1)
-------                                          ------       -----------    -----------------
                                               (Dollars in
                                               thousands)
 3 Year Notes due 2002(2)....................  $  200,000         6.4%              6.6%
 4 Year MOPPRS due 2002(3)...................     250,000         6.4%              6.3%
 5 Year Notes due 2003.......................     300,000         6.4%              6.8%
 5 Year Notes due 2004(2)....................     300,000         6.5%              6.7%
 6 Year Notes due 2004.......................     250,000         6.5%              6.7%
 7 Year Notes due 2004.......................      30,000         7.2%              7.3%
 7 Year Notes due 2005.......................     400,000         6.6%              7.0%
 8 Year Notes due 2005.......................      50,000         7.4%              7.7%
 9 Year Notes due 2006.......................      50,000         7.4%              7.7%
 9 Year Notes due 2007(4)....................     300,000         6.8%              6.8%
10 Year Notes due 2007.......................      50,000         7.4%              7.7%
10 Year Notes due 2008.......................     300,000         6.8%              7.0%
10 Year Notes due 2009(2)....................     500,000         6.8%              6.9%
20 Year Notes due 2018.......................     250,000         7.3%              7.6%
30 Year Notes due 2028.......................     225,000         7.3%              7.3%
30 Year Notes due 2029(5)....................     200,000         7.5%              7.6%
                                               ----------         ---               ---
          Total..............................  $3,655,000         6.8%              7.0%
                                               ==========         ===               ===

---------------

(1) Includes the cost of terminated interest rate protection agreements, offering and transaction costs, the premium on the warrants and the discount on unsecured notes.

(2) These notes were issued on January 26, 1999. The net proceeds of approximately $989.2 million were used to repay mortgage debt and amounts outstanding on the $1.0 Billion Credit Facility.

(3) The MOPPRS are subject to mandatory redemption in 2002 but do not mature until 2012.

(4) These notes were issued along with 300,000 warrants to purchase an additional $300 million in unsecured notes at a later date. Each warrant entitles its holder thereof to purchase a new $1,000 note at par on December 15, 1999 (or in certain circumstances on January 18, 2000) at a stated rate of 6.763%, which will mature on June 15, 2008 and will have other terms substantially similar to the $300 million nine year notes due 2007.

(5) These notes were issued in April 1999. The net proceeds of approximately $196.6 million were used to repay amounts outstanding on the $1.0 Billion Credit Facility.

     The Company filed a shelf registration statement, which was declared effective on July 22, 1998, relating to the potential issuance from time to time of up to $2.0 billion of unsecured debt securities and warrants exercisable for debt securities in amounts, at initial prices and on terms to be determined at the time of offering. The securities may be issued separately or together, in separate series and in amounts, at prices and on terms to be described in one or more supplements to the prospectus. The Company sold $1.0 billion of unsecured notes in January 1999 and $200 million of unsecured notes in April 1999 under this registration statement.

  Restrictions and Covenants

     Agreements or instruments relating to the unsecured notes and lines of credit contain certain restrictions and requirements regarding total debt to assets ratios, secured debt to total assets ratios, debt service coverage ratios, minimum ratio of unencumbered assets to unsecured debt and other limitations.

EQUITY SECURITIES

     During the three months ended March 31, 1999, there were 15,209 share options exercised and 180,552 Units redeemed into Common Shares on a one-for-one basis.

CAPITAL IMPROVEMENTS

     The Company takes capital improvements and revenue enhancing tenant improvements into consideration at the time of acquisition in determining the amount of equity and debt financing required to purchase the property and fund the improvements. Therefore, capital improvements made in the year of acquisition and the two following years are treated separately from typical recurring capital expenditures, non-revenue enhancing tenant improvements and leasing commissions required once these Properties have reached stabilized occupancy, and deferred maintenance and renovations planned at the time of acquisition have been completed. Capital improvements (including tenant improvements and leasing commissions for shell space) for the three months ended March 31, 1999 were approximately $4.6 million or $0.06 per square foot. These amounts exclude capital and tenant improvements of approximately $21.2 million for developments.

     The Company considers capital expenditures to be recurring expenditures relating to the ongoing maintenance of the Office Properties. The table below summarizes capital expenditures for the three months ended March 31, 1999. The capital expenditures set forth below are not necessarily indicative of future capital expenditures.

Number of Office Properties.................................     287
Rentable square feet (in millions)..........................    76.3
Capital expenditures per square foot........................   $0.04

TENANT IMPROVEMENTS AND LEASING COMMISSION COSTS

     The Company distinguishes its tenant improvements and leasing commissions between those that are revenue enhancing (i.e., required for space which is vacant at the time of acquisition or that has been vacant for nine months or more) and non-revenue enhancing (i.e., required to maintain the revenue being generated from currently leased space). The table below summarizes the revenue enhancing and non-revenue enhancing tenant improvements and leasing commissions for the three months ended March 31, 1999, excluding amounts attributable to developments. The tenant improvement and leasing commission costs set forth below are presented on an aggregate basis and do not reflect significant regional variations and, in any event, are not necessarily indicative of future tenant improvements and leasing commission costs:

                                                              FOR THE THREE MONTHS ENDED
                                                                  MARCH 31, 1999(1)
                                                              --------------------------
Number of Office Properties.................................               287
Rentable square feet (in millions)..........................              76.3
Revenue enhancing tenant improvements and leasing
  commissions:
  Amounts (in thousands)....................................           $ 5,570
  Per square foot improved..................................           $ 18.54
  Per total square foot.....................................           $  0.29
Non-revenue enhancing tenant improvements and leasing
  commissions:
Renewal space:
  Amounts (in thousands)....................................           $ 8,997
  Per square foot improved..................................           $  7.37
  Per total square foot.....................................           $  0.47
Retenanted space:
  Amounts (in thousands)....................................           $11,559
  Per square foot improved..................................           $ 13.23
  Per total square foot.....................................           $  0.61
                                                                       -------
Total non-revenue enhancing (in thousands)..................           $20,556
Per square foot improved....................................           $  9.81
Per total square foot.......................................           $  1.08

---------------

(1) The per square foot calculations as of March 31, 1999 are calculated taking the total dollars anticipated to be incurred on tenant improvements for tenants taking occupancy during the three months ended March 31, 1999, divided by the total square footage being improved or total building square footage. The actual amounts incurred for the three months ended March 31, 1999 for revenue enhancing, non-revenue enhancing renewal and retenanted space are summarized below:

(Dollars in thousands)
----------------------
Revenue enhancing................................           $4,460
Non-revenue enhancing renewal....................           $4,027
Non-revenue enhancing retenanted.................           $6,408

DEVELOPMENTS

     In connection with the Beacon Merger and other acquisitions, the Company acquired certain Properties that are currently in various stages of development or pre-development. The Company funds these developments with proceeds from working capital and the credit facilities. Specifically identifiable direct and indirect acquisition, development and construction costs are capitalized including, where applicable, salaries and related costs, real estate taxes, interest and certain pre-construction costs essential to the development of a property. As of March 31, 1999, the Company had incurred approximately $156.8 million of costs in connection with the Properties being developed. The Properties under development as of March 31, 1999 are as follows:

                                                                           ESTIMATED
                                                                           RENTABLE                       TOTAL
                                             ESTIMATED PLACE IN   PERCENT   SQUARE                      ESTIMATED
PROPERTY                      LOCATION        SERVICE DATE(A)     LEASED    FOOTAGE    COSTS INCURRED   COSTS(A)
--------                      --------       ------------------   -------  ---------   --------------   ---------
                                                                                         (Dollars in thousands)
Reston Town Center        Reston, VA              4Q/1999           N/A         (b)       $  3,818      $ 13,000
  Garage
150 California            San Francisco, CA       IQ/2000           0%      201,554         21,390        66,000
John Marshall III         McLean, VA              IQ/2000          100%     180,000         24,939        46,000
Riverside Center          Newton, MA              2Q/2000           0%      494,710         39,694       112,000
Other Projects(c)         Various                      --           --           --         66,272            --
                                                                            -------       --------      --------
        Total                                                               876,264       $156,113(d)   $237,000
                                                                            =======       ========      ========

     In addition, the Company has entered into agreements to acquire the following properties upon completion:

                                                                           ESTIMATED
                                                                           RENTABLE                       TOTAL
                                             ESTIMATED PLACE IN   PERCENT   SQUARE                      ESTIMATED
PROPERTY                      LOCATION        SERVICE DATE(A)     LEASED    FOOTAGE    COSTS INCURRED   COSTS(A)
--------                      --------       ------------------   -------  ---------   --------------   ---------
                                                                                         (Dollars in thousands)
517 Marquette Garage      Minneapolis, MN         2Q/1999           N/A         (e)         $ 98        $ 19,000
Prominence(f)             Atlanta, GA             3Q/1999           1%      425,706          596          87,000
World Trade Center(g)     Seattle, WA             1Q/2000          100%     186,787           34          39,000
                                                                            -------         ----        --------
        Total                                                               612,493         $728        $145,000
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

     In addition, the Company has entered into separate joint ventures to develop the following properties:

                                                                            ESTIMATED
                                                                            RENTABLE                       TOTAL
                                              ESTIMATED PLACE IN   PERCENT   SQUARE                      ESTIMATED
PROPERTY                       LOCATION        SERVICE DATE(A)     LEASED    FOOTAGE    COSTS INCURRED   COSTS(A)
--------                       --------       ------------------   -------  ---------   --------------   ---------
                                                                                          (Dollars in thousands)
Metropoint II(h)           Denver, CO              2Q/1999           36%     150,181       $ 9,032       $ 17,000
Sunset North Corporate     Bellevue, WA            4Q/1999           42%     460,663        39,779         81,000
  Campus(i)
Three Bellevue Center(j)   Bellevue, WA            1Q/2000           0%      471,635         9,567         72,000
                                                                            ---------      -------       --------
        Total                                                               1,082,479      $58,378       $170,000
                                                                            =========      =======       ========

---------------

(a) The Estimated Place in Service Date represents the date the certificate of occupancy has been or is anticipated to be obtained. Subsequent to obtaining the certificate of occupancy, the Property will undergo a lease up period. The Total Estimated Costs include amounts attributable to tenanting the Property.

(b) This property is a parking facility that will consist of approximately 530 parking spaces and 34,700 square feet of retail space.

(c) Represents various land parcels where the Company has obtained zoning and entitlement approvals, but has not finalized a specific development plan. The Company has taken the necessary steps to continue the development process while it evaluates its alternatives with respect to these projects.

(d) Includes $1,771 related to deferred leasing costs. Deferred leasing costs are classified separately on the Company's balance sheet.

(e) This parking facility (formerly known as "Rand Tower Garage") consists of approximately 589 parking spaces and was acquired on April 30, 1999.

(f) The estimated cost of this property excludes a vacant land parcel valued at approximately $7.0 million, that will be purchased with the building.

(g) The Company expects to acquire this property upon lease up in 2000. The building is scheduled to be completed in April 1999.

(h) The Costs Incurred and Total Estimated Costs reflect the Company's 70% interest in this project. The total cost of the project including the joint venture partner's share is approximately $24 million.

(i) The Costs Incurred and Total Estimated Costs reflect the Company's 80% interest in this project including the Company's pro-rata share of the development loan. The total cost of the project including the joint venture partner's share is approximately $101 million of which up to $68 million will be funded by a development loan. The Company's share of the development loan outstanding at March 31, 1999 is approximately $14.6 million.

(j) The Costs Incurred and Total Estimated Costs reflect the Company's 80% interest in this project including the Company's pro-rata share of the development loan. The total cost of the project including the joint venture partner's share is approximately $90 million of which up to $60 million will be funded by a development loan. The Company's share of the development loan outstanding at March 31, 1999 is approximately $.3 million.

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

     THE YEAR 2000 PROGRAM

     In the early months of 1998, the Company formed a Year 2000 committee for the purpose of creating a program (the "Program") to identify, understand and address the myriad of issues associated with the Y2K problem. Such committee is comprised of representatives from senior management and various departments at the home and regional offices, including the legal, engineering, telecommunications, information systems and office services departments. Due to the wide ranging implications of the Y2K problem, management decided to carry out the Program in multiple phases during 1998 and 1999. What follows is a description of the activities that have been or are expected to be conducted in each phase of the Program, including a summary of the results obtained to date and a time table for completion. Although many of the phases of the Program are being carried out simultaneously, the various phases will be discussed separately.

PHASE ONE -- ASSESSING THE COMPANY'S Y2K READINESS

     The initial step in assessing the Company's Y2K readiness consists of conducting a study to identify any systems and applications (collectively referred to as "systems") that are date sensitive and, accordingly, could have potential Y2K problems. The study includes an examination of information technology and non-information technology systems at the Company's home and regional offices and at the Company's Properties. For the most part, the initial step of identifying potentially problematic systems has been completed by the Company's Information Services department, building engineers and third party consultants through a combination of physical inspections and informational interviews with Company employees.

     After identifying systems that could have a potential Y2K problem, the second step of Phase 1 was to attempt to determine which of the systems actually have a Y2K problem. Much of the required information is within the exclusive control of the Company's vendors and manufacturers, who have been contacted through standard form letters and telephone calls requesting information. In many cases, information was also available on vendor and manufacturer web sites. Even if a particular system has been represented to be Y2K ready or compliant, the Company, in many cases, will not consider the system to be Y2K ready until after the Company has confirmed the system's readiness by independent testing. The Company currently plans to test all systems whose failure could have a significant adverse effect on the daily operation of any of the Company's departments. In addition to examining the Company's systems for Y2K readiness, the Company continues to assess the progress of the Building Owners and Managers Association ("BOMA"), the General Services Administration ("GSA") and other industry leaders that are monitoring the compliance efforts of the major utility and telecommunications companies. The following is a summary of the Phase One results obtained to date.

  BUILDING MANAGEMENT SYSTEMS

     The Company has identified six categories of building management systems in which it has the most exposure to potential Y2K problems. These categories include:

     - Building automation (e.g. energy management, HVAC)

     - Security card access

     - Fire and life safety

     - Elevator

     - Garage revenue control

     - Telephone

     Prior to January 1999, the Company completed a preliminary Y2K readiness study of the building management systems outlined above at each of the Company's Properties. Based upon this study, the Company will upgrade or replace specific building management systems that were represented not to be Y2K ready or compliant. The estimated cost of such upgrades and replacements is described in the Phase Two summary that follows. It is possible that the independent testing of the building management systems may reveal the need for additional upgrades and replacements.

  INFORMATION SYSTEMS

     The Company's information systems falls into four general categories: accounting and property management, network operating systems, desktop software and secondary systems.

  ACCOUNTING AND PROPERTY MANAGEMENT

     Management believes that it has determined the Company's exposure with respect to the Company's accounting and property management software. Specifically, although the general ledger system is believed to be Y2K ready, the accounts payable and property management systems are not. The Company's current expected schedule for Y2K readiness is as follows:

     - Test software upgrades -- In Progress

     - Begin installation of upgrades -- In Progress

     - Full Y2K readiness -- Second to Third Quarter 1999

     If the planned upgrades to the Company's accounting and property management software do not perform in a manner that satisfies the Company's performance criteria, the Company may elect to accelerate the implementation of an accounting and property management software package that is currently scheduled for usage beginning in the year 2000.

NETWORK OPERATING SYSTEMS

     Management believes that the network operating servers are currently approximately 50% Y2K ready. The servers that are not currently Y2K ready require a software patch that is being acquired from the software manufacturer. Upgrades of the Company's network operating systems are expected to be installed in the first and second quarters of 1999, bringing the network operating servers into full Y2K readiness. Management believes that testing of this new software may not be necessary, as it has already been proven in the industry to be Y2K compliant.

  DESKTOP SOFTWARE

     Management believes that all of the Company's desktop systems and software applications have been reviewed. Management has identified those that are not in compliance and compiled a list of necessary upgrades. The efforts to ready the Company's desktop systems for Y2K are being directed towards a broader Company initiative referred to as EO 2000. As part of the EO 2000 program, the Company currently intends to install Windows NT and Microsoft Office 97 in all field and home office desktop systems.

     The Company's time frame for EO 2000 is expected to be as follows:

     - Systems (hardware and software) testing for Y2K readiness -- Complete

     - Install updated software that will also provide Y2K readiness -- In Progress

     - Complete installation/full Y2K readiness -- October 1999

  SECONDARY INFORMATION SYSTEMS

     The Company's "secondary" information systems include, but are not limited to: payroll, human resources, fixed-asset system, forecasting modeling software, and all types of internally developed software, such as the Company's budget program and tenant-services system. The Company has retained a third party consultant to assist in identifying and assessing the readiness of its information systems, including the secondary systems. The initial step of identifying any non-compliant systems was completed during the first quarter 1999 at a cost of approximately $.3 million. Such cost represents the cost of work performed by third party consultants and does not attribute a dollar value to any time spent by Company employees. As mentioned above, the Company currently plans to test a number of the systems, including secondary systems, that were represented by the vendors or manufacturers to be Y2K ready or compliant. The Company is currently working with its third party consultant to determine an appropriate scope and budget for the testing. The initial budget for third party costs in connection with testing the Company's selected information systems is approximately $.5 million.

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

PHASE TWO -- DETERMINING THE COST OF ACHIEVING Y2K READINESS AND IMPLEMENTING THE Y2K ACTION PLAN

     Based upon the preliminary studies that were completed in January 1999, the Company has budgeted approximately $7.4 million for the upgrade and replacement of building management systems having potential Y2K related problems. This amount equates to an average of approximately $.10 per rentable square foot at each of the Company's Properties. It is management's belief that a large part of the cost of bringing the building management systems into compliance will be considered to be reimbursable to the Company under most tenant leases or is being incurred as part of a broader initiative to improve building operating systems. The estimated cost of the EO 2000 initiative is $1.7 million. Most of the work related to EO 2000 is not Y2K related. The Company is still in the process of completing Phases One and Two of the Program with respect to Information Systems. As discussed above, approximately $.3 million was spent in Phase I to identify information systems that could have potential Y2K problems and to obtain information from the vendors and manufacturers of such systems as to Y2K readiness. Based on the Company's initial budget, it is anticipated an additional $.5 million will be spent to test selected information systems. Upon completion of the testing, the Company will prepare a budget and action plan for Y2K readiness.

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

  Failure of Building Management Systems

     Management believes that the Y2K risks to the Company's financial condition and operation associated with a failure of building management systems is immaterial due to the fact that most building management systems can be operated in a manual or by-pass mode, thereby negating the Y2K problem until it can be corrected. In addition, each of the Company's Properties has, for the most part, separate building management systems. Accordingly, a Y2K problem that is experienced at one Property should have no effect on other Properties. In addition, based upon the study results received to date, management believes that the Company will have sufficient time to correct those system problems within its control before the year 2000. The Company has currently performed preliminary testing of building systems at over 50% of the Company's Properties. Testing of essential building management systems will continue throughout 1999.

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

  Phase Four -- Developing Contingency Plans

     The Company is beginning to take the initial steps in the development of contingency plans for the operation of the Company's individual corporate departments. In addition, the Company expects to develop a contingency plan for the operation of the company's Properties during the third Quarter of 1999.

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

     The following table reflects the calculation of the Company's Funds from Operations for the three months ended March 31, 1999 and 1998 on a historical basis:

                                                               THREE MONTHS ENDED
                                                                    MARCH 31,
                                                              ---------------------
(DOLLARS IN THOUSANDS)                                          1999        1998
------------------------------------------------------------  ---------   ---------
Income before allocation to minority interests, income from
  investment in unconsolidated joint ventures and
  extraordinary items:......................................  $ 100,284   $  84,331
Add back (deduct):
  (Income) allocated to minority interests for partially
     owned properties.......................................       (545)       (538)
  Income from investment in unconsolidated joint ventures...      1,835       3,634
  Depreciation and amortization (real estate related).......     89,088      69,406
  Net amortization of net premium on mortgage debt..........       (453)        274
  Preferred distributions...................................    (10,881)     (6,271)
                                                              ---------   ---------
Funds from Operations before effect of adjusting
  straight-line rental revenue and expense included in Funds
  from Operations to a cash basis(1)........................    179,328     150,836
  Deferred rental revenue...................................    (16,540)    (17,119)
  Deferred rental expense...................................        653         555
                                                              ---------   ---------
Funds from Operations excluding straight-line rental revenue
  and expense adjustments...................................  $ 163,441   $ 134,272
                                                              =========   =========
Cash Flow Provided By (Used For):
  Operating Activities......................................  $ 102,912   $ 110,765
  Investing Activities......................................  $(153,933)  $(270,947)
  Financing Activities......................................  $  25,907   $ (56,990)
Ratio of earnings to combined fixed charges and preferred
  share distributions.......................................        1.7         1.9

---------------

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company's future earnings, cash flows and fair values relevant to financial instruments are dependent upon prevalent market rates. Market risk is the risk of loss from adverse changes in market prices and interest rates. The Company manages its market risk by matching projected cash inflows from operating activities, financing activities and investing activities with projected cash outflows to fund debt payments, acquisitions, capital expenditures, distributions and other cash requirements. The majority of the Company's outstanding debt (maturing at various times through 2029) has a fixed interest rate, which minimizes the interest rate risk. The Company also utilizes certain derivative financial instruments at times to limit market risk. Interest rate protection agreements are sometimes used to convert floating rate debt to a fixed rate basis or to hedge anticipated financing transactions. Derivatives are used for hedging purposes rather than speculation. The Company does not enter into financial instruments for trading purposes.

     The Company has total outstanding debt of approximately $6.1 billion at March 31, 1999, of which approximately $0.6 billion, or 9.9 %, is variable rate debt. If market rates of interest on the Company's variable rate debt increase by ten percent (or approximately 57 basis points), the increase in interest expense on the Company's variable rate debt would decrease future earnings and cash flows by approximately $.9 million for a three month period. If market rates of interest increase by ten percent, the fair value of the Company's total outstanding debt would decrease by approximately $131 million. If market rates of interest on the Company's variable rate debt decrease by ten percent (or approximately 57 basis points), the decrease in interest expense on the Company's variable rate debt would increase future earnings and cash flows by approximately $.9 million for a three month period. If market rates of interest decrease by ten percent, the fair value of the Company's total outstanding debt would increase by approximately $146 million.

     At March 31, 1999, the Company has put option agreements outstanding in connection with the acquisition of the Wright Runstad Properties and Columbus America Properties. On August 13, 1999, the holders of Wright Runstad options (the "WR Holders"), can require the Company to purchase all or a portion of the 3,435,668 Common Shares issued at acquisition at a price equal to $31.50 per Common Share. Prior to August 13, 1999, if the WR Holders sell all or a portion of their Common Shares to a third party for a price less than $29.10625, then the Company is obligated to pay to the WR Holders an amount equal to the difference between such sale price and $29.10625 multiplied by the number of Common Shares sold, not to exceed $3.00 per Common Share. Any amounts paid by the Company as a result of such sales, calculated as the difference between the sale price and $29.10625 not exceeding $3.00 per Common Share, shall be recorded as a reduction of shareholders' equity. For options exercised on August 13, 1999, any amounts paid up to $29.10625 per Common Share would be reflected as a reduction to shareholders' equity; the portion of any amounts paid in excess of $29.10625 per Common Share (not to exceed $2.39375 per Common Share up to an aggregate of approximately $8.2 million) would be expensed by the Company. The Company will not incur any loss on this transaction if the put option is not exercised.

     The Company's cash flows could decrease by up to $10.3 million if, prior to August 13, 1999, the WR Holders sell all their Common Shares to third parties. Cash flows of the Company may decrease by up to approximately $108 million if the WR Holders exercise their rights under the put option agreement on August 13, 1999. There will be no impact on cash flows from this transaction if the put option is not exercised. As of March 31, 1999, the WR Holders have not exercised their option under the put option agreement.

     The Company has a put option agreement outstanding with the seller of the Columbus America Properties (the "CA Holder") related to 1,692,546 Units issued at acquisition. The CA Holder has the option at any time after January 1, 1999 until the earlier of September 3, 2000 or the date the CA Holder has converted all of its Units to Common Shares, to require the Company to purchase the Units at a price equal to $29.00 per Unit. Under the terms of the agreement, prior to September 3, 1999, the option shall be limited to an aggregate of 846,273 Units. In the event of any option exercise the Company will recognize any cash paid as a reduction in minority interest. The Company's cash flows could decrease by up to $24.5 million if, prior to September 3, 1999, the CA Holder exercises its option on 846,273 Units. Cash flows of the Company may decrease by up to $49.1 million if the CA Holder exercises its option on or after September 3, 1999. There will be no impact on cash flows from this transaction if the put option is not exercised. As of March 31, 1999, the CA Holder has not exercised its option to require the Company to purchase the Units.

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

                                    PART II

                               OTHER INFORMATION

ITEM 5.  OTHER INFORMATION

     On January 6, 1999, the Company received a Private Letter Ruling from the Internal Revenue Service to the effect that revenue received by the Company with respect to telecommunication services provided to tenants of the Company will qualify as "rents from real property" for purposes of the REIT qualifying income requirements and that the provision of telecommunication services will not cause otherwise qualifying income to fail to qualify as "rents from real property". "Telecommunication services" were defined in the Ruling as "telephone and other communications, e-mail, video communications, electronic research, internet access, communications networking, safety and security systems, and environmental control systems."

     As a result of this Ruling, the Company is proceeding with various telecommunication service arrangements, the most significant of which are the following:

(a) The Company has entered into agreements with Allied Riser Communications, Inc. ("ARC") for the provision of telecommunication services currently consisting of high-speed internet access and private networking to tenants of 57 of the Company's Office Properties. Each of these agreements obligates ARC to install a fiber optic telecommunications riser within the subject building for the purpose of delivering such telecommunication services to subscribing tenants and to pay the Company a fee generally equal to an agreed percentage of the gross receipts generated from such delivery. Each of these agreements is for a term of five years, subject to a right of ARC to extend for an additional five-year term.

     At the suggestion of its chairman, Mr. Samuel Zell, the Company previously considered the feasibility of an investment in ARC. Its independent trustees, however, ultimately determined not to proceed with this investment (due primarily to its uncertain tax treatment at the time the investment was offered to the Company) and, in so doing, acknowledged Mr. Zell's right to invest for his own account. Subsequent to that determination, Mr. Zell purchase $15 million of the $66 million of ARC's issued and outstanding preferred stock and approximately 21.5% of ARC's issued and outstanding common stock (all of which common stock was issued for nominal consideration). Although representatives of Mr. Zell sit on the Board of ARC, he is not active in the day-to-day business activities of ARC.

     The Company believes its agreements with ARC are on competitive market terms. The Company further believes that the undertaking of ARC (unlike that of other providers) to install fiber optic telecommunication riser facilities within an Office Property prior to having first signed up customers within the Property is a competitive benefit to the Company in attracting and maintaining tenants. During the first quarter of 1999, the Company received nominal amounts of revenue as a result of its license agreement with ARC and an additional $.2 million as rent for ARC's use of office space. ARC has advised the Company that, as of March 31, 1999, ARC's investment in the subject buildings exceeded $9.4 million and was expected to increase with further installations.

(b) The Company has also entered into telecommunication service agreements with WinStar Wireless, Inc. ("WinStar") granting it a non-exclusive license to locate equipment and sell telecommunication services to tenants in 88 of the Company's Office Properties (some of which are also subject to agreements with ARC as described above). Under the terms of these agreements, WinStar has agreed to pay the Company an initial administration fee per building as well as a fixed monthly access fee. The Company does not otherwise share in the gross receipts of WinStar. The agreements with WinStar are for a five-year term and, in the case of "hub" buildings, allow WinStar the option of extending for an additional five-year period.

     The licenses granted under the terms of the agreements with both ARC and WinStar are non-exclusive in order to preserve the benefits of competition in terms of pricing and quality of service for telecommunication services provided to the Company's tenants.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits: (27) Financial Data Schedule

     (b) Reports on Form 8-K:

          (1) A report on Form 8-K, dated January 7, 1999 containing Item 2,
     Item 5, Item 7 and the following financial statements:

        - Pro Forma Condensed Combined Financial Statements as of and for the nine months ended September 30, 1998 and for the year ended December 31, 1997;

        - Statements of Revenue and Certain Expenses for Park Avenue Tower for the year ended December 31, 1997 and the period from January 1, 1998 through May 31, 1998;

        - Combined Statements of Revenue and Certain Expenses for Worldwide Plaza for the year ended December 31, 1997 and the period from January 1, 1998 through August 31, 1998.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                   EQUITY OFFICE PROPERTIES TRUST

Date: May 7, 1999                                           By: /s/ STANLEY M. STEVENS
                                                   --------------------------------------------
                                                                Stanley M. Stevens
                                                            Executive Vice President,
                                                        Chief Legal Counsel and Secretary

Date: May 7, 1999                                           By: /s/ RICHARD D. KINCAID
                                                   --------------------------------------------
                                                                Richard D. Kincaid
                                                            Executive Vice President,
                                                             Chief Financial Officer