Form 10-Q/A
period 1999-06-30
EQUITY OFFICE PROPERTIES TRUST
filed 1999-08-10
CIK 1038339

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                             -----------------------

                                   FORM 10-Q/A

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended June 30, 1999 or

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                         COMMISSION FILE NUMBER: 1-13115

                         EQUITY OFFICE PROPERTIES TRUST
             (Exact name of registrant as specified in its charter)

          MARYLAND                                      36-4151656
(State or other jurisdiction of                      I.R.S. Employer
incorporation or organization)                     (Identification No.)

            TWO NORTH RIVERSIDE PLAZA
          SUITE 2200, CHICAGO, ILLINOIS                     60606
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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

The Company hereby amends its Form 10-Q for the quarterly period ended June 30, 1999, by substituting the following sentence for the final sentence of the cover page of such Form 10-Q as previously filed:
            ON JULY 30, 1999, 251,966,366 OF THE REGISTRANT'S COMMON
                            SHARES WERE OUTSTANDING.

================================================================================

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     EQUITY OFFICE PROPERTIES TRUST


Date:  August 10, 1999               By:         /s/ Stanley M. Stevens
                                           -------------------------------------
                                                   Stanley M. Stevens
                                               Executive Vice President,
                                           Chief Legal Counsel and Secretary


Date:  August 10, 1999               By:         /s/ Richard D. Kincaid
                                           -------------------------------------
                                                   Richard D. Kincaid
                                               Executive Vice President,
                                                Chief Financial Officer









2