Form 10-Q
period 1999-09-30
EQUITY OFFICE PROPERTIES TRUST
filed 1999-11-09
CIK 1038339

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

[X]             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
              FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999 OR
[ ]            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]
                      APPLICABLE ONLY TO CORPORATE ISSUERS
On November 2, 1999, 252,170,378 of the registrant's Common Shares were outstanding.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I
                             FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
                         EQUITY OFFICE PROPERTIES TRUST
                          CONSOLIDATED BALANCE SHEETS

                                                              SEPTEMBER 30,   DECEMBER 31,
                                                                  1999            1998
(Dollars in thousands, except per share data) --------------  -------------   ------------
                                                                 (UNAUDITED)
ASSETS:
  Investment in real estate.................................   $13,739,968    $13,349,627
  Developments in process...................................       196,072        268,373
  Land available for development............................       125,926         65,819
  Accumulated depreciation..................................      (599,993)      (352,259)
                                                               -----------    -----------
    Investment in real estate, net of accumulated
      depreciation..........................................    13,461,973     13,331,560
  Cash and cash equivalents.................................        19,749         67,080
  Tenant and other receivables (net of allowance for
    doubtful accounts of $797 and $1,013, respectively).....        39,283         36,193
  Deferred rent receivable..................................       135,455         87,115
  Escrow deposits and restricted cash.......................        40,356        159,576
  Investment in unconsolidated joint ventures...............       404,525        378,534
  Deferred financing costs (net of accumulated amortization
    of $12,637 and $6,242, respectively)....................        57,724         53,181
  Deferred leasing costs (net of accumulated amortization of
    $19,238 and $9,714, respectively).......................        86,418         65,090
  Prepaid expenses and other assets (net of discount on note
    receivable of $62,393 and $0, respectively).............       157,559         82,962
                                                               -----------    -----------
         Total Assets.......................................   $14,403,042    $14,261,291
                                                               ===========    ===========
LIABILITIES AND SHAREHOLDERS' EQUITY:
  Mortgage debt (including a net premium of $10,751 and
    $13,517, respectively)..................................   $ 1,836,923    $ 2,350,088
  Unsecured notes (including a net premium of $0 and $4,317,
    respectively)...........................................     3,655,000      2,459,317
  Lines of credit...........................................       616,900      1,216,000
  Accounts payable and accrued expenses.....................       330,383        347,970
  Due to affiliates.........................................           839          1,136
  Dividend/distribution payable.............................       124,478          5,080
  Other liabilities.........................................        97,788         93,022
                                                               -----------    -----------
         Total Liabilities..................................     6,662,311      6,472,613
                                                               -----------    -----------
  Commitments and contingencies
  Minority Interests:
    Operating Partnership...................................       895,841        709,355
    Partially owned properties..............................        39,343         28,360
                                                               -----------    -----------
         Total Minority Interests...........................       935,184        737,715
                                                               -----------    -----------
  Shareholders' Equity:
  Preferred Shares, 100,000,000 authorized:
    8.98% Series A Cumulative Redeemable Preferred Shares,
      liquidation preference $25.00 per share, 8,000,000
      issued and outstanding................................       200,000        200,000
    5.25% Series B Convertible, Cumulative Redeemable
      Preferred Shares, liquidation preference $50.00 per
      share, 6,000,000 issued and outstanding...............       300,000        300,000
    8.625% Series C Cumulative Redeemable Preferred Shares,
      liquidation preference $25.00 per share, 4,600,000
      issued and outstanding................................       115,000        115,000
  Common Shares, $0.01 par value; 750,000,000 shares
    authorized, 252,138,414 and 259,901,657 issued and
    outstanding, respectively...............................         2,521          2,599
  Additional paid in capital................................     6,288,014      6,483,569
  Dividends in excess of accumulated earnings...............       (99,988)       (50,205)
                                                               -----------    -----------
         Total Shareholders' Equity.........................     6,805,547      7,050,963
                                                               -----------    -----------
         Total Liabilities and Shareholders' Equity.........   $14,403,042    $14,261,291
                                                               ===========    ===========

                            See accompanying notes.

                         EQUITY OFFICE PROPERTIES TRUST

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                               FOR THE THREE MONTHS ENDED
                                                                     SEPTEMBER 30,
                                                              ----------------------------
                                                                  1999            1998
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA) --------------  ------------    ------------
REVENUES:
  Rental....................................................  $    374,428    $    339,169
  Tenant reimbursements.....................................        73,326          61,729
  Parking...................................................        28,942          24,659
  Other.....................................................         9,865           4,246
  Fee income................................................         1,580           5,102
  Interest/dividends........................................         3,216           2,028
                                                              ------------    ------------
          Total revenues....................................       491,357         436,933
                                                              ------------    ------------
EXPENSES:
  Interest:
     Expense incurred.......................................       103,035          91,240
     Amortization of deferred financing costs...............         1,540           1,073
  Depreciation..............................................        84,160          74,557
  Amortization..............................................         3,705           2,200
  Real estate taxes.........................................        63,288          51,197
  Insurance.................................................         2,461           1,832
  Repairs and maintenance...................................        51,775          48,033
  Property operating........................................        54,548          52,115
  Ground rent...............................................         1,728           1,813
  General and administrative................................        18,964          16,697
                                                              ------------    ------------
          Total expenses....................................       385,204         340,757
                                                              ------------    ------------
Income before allocation to minority interests, income from
  investment in unconsolidated joint ventures and
  extraordinary items.......................................       106,153          96,176
Minority Interests:
  Operating Partnership.....................................       (11,281)         (9,310)
  Partially owned properties................................          (500)           (572)
Income from investment in unconsolidated joint ventures.....         3,031           3,129
                                                              ------------    ------------
Income before extraordinary items...........................        97,403          89,423
Extraordinary items.........................................          (230)             --
                                                              ------------    ------------
Net income..................................................        97,173          89,423
Put option settlement.......................................        (4,627)             --
Preferred distributions.....................................       (10,907)         (8,427)
                                                              ------------    ------------
Net income available for Common Shares......................  $     81,639    $     80,996
                                                              ============    ============
Net income available per weighted average Common Share
  outstanding -- Basic......................................  $        .32    $        .32
                                                              ============    ============
Weighted average Common Shares outstanding -- Basic.........   253,625,036     252,241,995
                                                              ============    ============
Net income available per weighted average Common Share
  outstanding -- Diluted....................................  $        .32    $        .32
                                                              ============    ============
Weighted average Common Shares outstanding -- Diluted.......   291,592,245     281,929,910
                                                              ============    ============

                            See accompanying notes.

                         EQUITY OFFICE PROPERTIES TRUST

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                               FOR THE NINE MONTHS ENDED
                                                                     SEPTEMBER 30,
                                                              ---------------------------
                                                                  1999           1998
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA) --------------  ------------   ------------
REVENUES:
  Rental....................................................  $  1,115,738   $    937,070
  Tenant reimbursements.....................................       210,953        170,472
  Parking...................................................        85,064         69,266
  Other.....................................................        22,225         17,886
  Fee income................................................         5,487          7,766
  Interest/dividends........................................         8,303          8,237
                                                              ------------   ------------
          Total revenues....................................     1,447,770      1,210,697
                                                              ------------   ------------
EXPENSES:
  Interest:
     Expense incurred.......................................       310,435        237,194
     Amortization of deferred financing costs...............         3,712          5,149
  Depreciation..............................................       250,698        207,987
  Amortization..............................................         9,723          4,947
  Real estate taxes.........................................       187,326        148,769
  Insurance.................................................         7,142          5,703
  Repairs and maintenance...................................       153,622        134,710
  Property operating........................................       151,089        137,330
  Ground rent...............................................         5,122          5,385
  General and administrative................................        57,928         45,137
                                                              ------------   ------------
          Total expenses....................................     1,136,797        932,311
                                                              ------------   ------------
Income before allocation to minority interests, income from
  investment in unconsolidated joint ventures, net gain on
  sales of real estate and extraordinary items..............       310,973        278,386
Minority Interests:
  Operating Partnership.....................................       (30,082)       (26,336)
  Partially owned properties................................        (1,398)        (1,608)
Income from investment in unconsolidated joint ventures.....         8,081          8,155
Net gain on sales of real estate............................         8,085             --
                                                              ------------   ------------
Income before extraordinary items...........................       295,659        258,597
Extraordinary items.........................................       (10,548)        (7,506)
                                                              ------------   ------------
Net income..................................................       285,111        251,091
Put option settlement.......................................        (4,627)            --
Preferred distributions.....................................       (32,695)       (23,130)
                                                              ------------   ------------
Net income available for Common Shares......................  $    247,789   $    227,961
                                                              ============   ============
Net income available per weighted average Common Share
  outstanding -- Basic......................................  $        .96   $        .91
                                                              ============   ============
Weighted average Common Shares outstanding -- Basic.........   257,348,805    251,071,623
                                                              ============   ============
Net income available per weighted average Common Share
  outstanding -- Diluted....................................  $        .95   $        .90
                                                              ============   ============
Weighted average Common Shares outstanding -- Diluted.......   291,321,396    281,207,972
                                                              ============   ============

                            See accompanying notes.

                         EQUITY OFFICE PROPERTIES TRUST

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                              FOR THE NINE MONTHS ENDED
                                                                    SEPTEMBER 30,
                                                              -------------------------
                                                                 1999          1998
(DOLLARS IN THOUSANDS) -------------------------------------  ----------   ------------
OPERATING ACTIVITIES:
  Net income before put option settlement and preferred
     distributions..........................................  $ 285,111    $   251,091
  Adjustments to reconcile net income before put option
     settlement and preferred distributions to net cash
     provided by operating activities:
     Depreciation and amortization..........................    264,133        218,083
     Amortization of premiums/discounts on unsecured notes
      and terminated interest rate protection agreements....      2,757          2,083
     Compensation related to restricted shares issued to
      employees.............................................      3,727          2,167
     Income from unconsolidated joint ventures..............     (8,081)        (8,155)
     Gain on sales of real estate...........................     (8,085)            --
     Extraordinary items....................................     10,548          7,506
     Provision for doubtful accounts........................        679            185
     Allocation to minority interests.......................     31,480         27,944
     Changes in assets and liabilities:
       (Increase) in rents receivable.......................     (3,769)       (10,472)
       (Increase) in deferred rent receivables..............    (48,340)       (50,288)
       Decrease in prepaid expenses and other assets........      1,212          5,961
       (Decrease) increase in accounts payable and accrued
        expenses............................................    (16,806)         9,581
       (Decrease) increase in due to affiliates.............       (297)           219
       Increase in other liabilities........................      4,204         50,235
                                                              ---------    -----------
          Net cash provided by operating activities.........    518,473        506,140
                                                              ---------    -----------
INVESTING ACTIVITIES:
  Property acquisitions.....................................   (119,676)    (1,730,507)
  Payments for capital and tenant improvements..............   (155,857)      (116,122)
  Payments of disposition costs for sales of real estate....     (1,349)            --
  Distributions from unconsolidated joint ventures..........     11,471         39,421
  Investments in unconsolidated joint ventures..............    (29,381)       (30,448)
  Payments of lease acquisition costs.......................    (30,852)       (29,210)
  Investment in common and preferred shares of ARC..........     (2,000)            --
  Contributions from minority interest partner in partially
     owned properties.......................................     11,000             --
  Investment in note receivable.............................    (73,860)            --
  Investment in preferred securities of Capital Trust.......         --        (48,500)
  Decrease (increase) in escrow deposits and restricted
     cash...................................................     22,749        (11,003)
                                                              ---------    -----------
          Net cash (used for) investing activities..........   (367,755)    (1,926,369)
                                                              ---------    -----------

                         EQUITY OFFICE PROPERTIES TRUST

                                  (UNAUDITED)

                                                              FOR THE NINE MONTHS ENDED
                                                                    SEPTEMBER 30,
                                                              -------------------------
                                                                 1999          1998
(DOLLARS IN THOUSANDS) -------------------------------------  -----------   -----------
  Proceeds from Common Shares, net of offering costs........           --        43,985
  Proceeds from exercise of share options...................        2,051        15,024
  Conversion of Units.......................................           --           (33)
  Dividends/distributions to shareholders and unitholders...     (215,161)     (179,737)
  Put option settlement.....................................      (11,338)           --
  Payment of preferred distributions........................      (32,914)      (21,124)
  Proceeds from sale of preferred shares, net of offering
     costs..................................................           --       289,329
  Payment of offering costs.................................         (575)         (117)
  Distributions to minority interest in partially owned
     properties.............................................       (1,236)       (1,098)
  Proceeds from mortgage debt...............................        3,374         9,029
  Proceeds from unsecured notes.............................    1,195,587     2,279,572
  Proceeds from lines of credit.............................    1,291,600     3,915,500
  Principal payments on mortgage debt.......................     (513,773)      (23,567)
  Principal payments on lines of credit.....................   (1,890,700)   (4,934,885)
  Payments of loan costs....................................      (11,398)      (21,869)
  Termination of interest rate protection agreements........           --       (38,277)
  Prepayment penalties on early extinguishment of debt......      (13,566)           --
                                                              -----------   -----------
          Net cash (used for) provided by financing
            activities......................................     (198,049)    1,331,732
                                                              -----------   -----------
  Net (decrease) in cash and cash equivalents...............      (47,331)      (88,497)
  Cash and cash equivalents at the beginning of the
     period.................................................       67,080       228,853
                                                              -----------   -----------
  Cash and cash equivalents at the end of the period........  $    19,749   $   140,356
                                                              ===========   ===========
SUPPLEMENTAL INFORMATION:
  Interest paid during the period, including capitalized
     interest of $12,642 and $10,357, respectively..........  $   219,374   $   215,205
                                                              ===========   ===========
NON-CASH INVESTING AND FINANCING ACTIVITIES:
  Escrow deposits used for property acquisitions............  $  (192,427)  $        --
                                                              ===========   ===========
  Escrow deposits provided by property dispositions.........  $    95,956   $        --
                                                              ===========   ===========
  Units issued through property acquisition.................  $        --   $     4,698
                                                              ===========   ===========
  Mortgage loans assumed/promissory notes issued through
     property acquisition...................................  $        --   $   141,506
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

     As of September 30, 1999, the Company owned or had an interest in 285 office properties (the "Office Properties") containing approximately 76.2 million rentable square feet of office space and 20 stand-alone parking facilities (the "Parking Facilities" and, together with the Office Properties, the "Properties") containing approximately 20,506 parking spaces. The weighted average occupancy of the Office Properties at September 30, 1999 was approximately 93.7%. The Office Properties are located in 80 submarkets in 35 markets in 23 states and the District of Columbia. The Office Properties, by rentable square feet, are located approximately 52% in CBDs and 48% in suburban markets.

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

  Unaudited Interim Statements

     The consolidated financial statements of the Company as of and for the three and nine months ended September 30, 1999 and 1998 and related footnote disclosures are unaudited. In the opinion of management,

                         EQUITY OFFICE PROPERTIES TRUST

                                  (UNAUDITED)

such financial statements reflect all adjustments necessary for a fair presentation of the results of the interim periods. All such adjustments are of a normal, recurring nature.

  Reclassifications

     Certain reclassifications have been made to the previously reported 1998 statements in order to provide comparability with the 1999 statements reported herein. These reclassifications have not changed the 1998 results or shareholders' equity.

NOTE 3 -- INVESTMENT IN REAL ESTATE

     During the nine months ended September 30, 1999, the Company acquired the Properties listed below. Each Property was purchased from an unaffiliated party and was funded from working capital and credit facilities.

DATE                                                   RENTABLE             TOTAL
ACQUIRED  PROPERTY                   LOCATION         SQUARE FEET    ACQUISITION COST(1)
--------  --------                   --------         -----------   ----------------------
                                                                    (Dollars in thousands)
1/7/99    Texas Commerce Tower       Irving, TX          369,134           $ 55,254
1/7/99    Computer Associates Tower  Irving, TX          360,815             51,294
1/28/99   City Center Bellevue       Bellevue, WA        472,587            115,915(2)
4/30/99   517 Marquette Garage       Minneapolis, MN          --             19,284
7/13/99   Prominence in Buckhead     Atlanta, GA         424,635             71,793(3)
                                                       ---------           --------
                                     Total             1,627,171           $313,540
                                                       =========           ========

---------------

(1) Total acquisition cost includes the purchase price specified in the purchase contract, closing costs, acquisition costs and accounting adjustments recorded in accordance with GAAP.

(2) The total acquisition cost includes a vacant land parcel valued at $12.4 million.

(3) The total acquisition cost includes a vacant land parcel valued at $7.8 million.

NOTE 4 -- DISPOSITIONS

     During the nine months ended September 30, 1999, the Company disposed of the following office properties to unaffiliated parties.

                                                   RENTABLE                   GAIN/(LOSS)
DATE SOLD  PROPERTY            LOCATION           SQUARE FEET   SALES PRICE     ON SALE
---------  --------            --------           -----------   -----------   -----------
                                                                 (Dollars in thousands)
5/21/99..  Atrium Towers       Oklahoma City, OK    155,865       $ 8,600       $  549
5/21/99..  5100 Brookline      Oklahoma City, OK    105,459         4,400         (738)
6/30/99..  215 Fremont Street  San Francisco, CA    265,000        33,500        6,214
6/30/99..  One Columbus        Columbus, OH         407,472        51,500        2,060
                                                    -------       -------       ------
                               Total............    933,796       $98,000       $8,085
                                                    =======       =======       ======

NOTE 5 -- INVESTMENT IN NOTE RECEIVABLE

     On September 2, 1999, the Company acquired a mezzanine level debt position as part of a debt restructuring related to the Sun America Center office property. The property is owned by an unaffiliated party and is located in Century City, California. The Company invested approximately $73.9 million for a 67% share

                         EQUITY OFFICE PROPERTIES TRUST

                                  (UNAUDITED)

of a $202.2 million Tranche B note. The Company's share of the Tranche B note is approximately $136.0 million. The discount to the face amount of the note approximately $62.4 million will be amortized to interest income based on the estimated yield of the investment. The Company will also provide property management and leasing services for the property.

     The Tranche B Note accrues interest at 7.25% per annum compounded quarterly and matures on August 31, 2014. Interest is payable on the Tranche B Note from available cash flow from the property as defined in the Noteholder Agreement. In addition, the Company previously had entered into two forward rate interest protection agreements effectively hedging the investment. These agreements were terminated prior to the Company's investment in the Tranche B Note for proceeds to the Company of approximately $1.1 million. The proceeds will be amortized to interest income over the term of the Tranche B Note.

     In addition, the Company has the option to acquire 67% of the aggregate face amount of the Tranche D Note and the Tranche E Note debt position from the current holder, an affiliate of the property owner. The current aggregate face amount of the Tranche D Note and Tranche E Note is $15.0 million.

NOTE 6 -- INVESTMENT IN SECURITIES

     In August 1999, the Company invested approximately $2.0 million in common and preferred shares of Allied Riser Communications Corporation ("ARC"). This investment was accounted for as an investment in securities at cost and is included in other assets in the Company's consolidated balance sheet. A private investment entity controlled by Mr. Samuel Zell previously made a substantial investment in ARC. ARC is a provider of broadband data, video and voice communications services, to tenants of large- and medium-sized office buildings. In August 1999, the Company and ARC also entered into various licensing agreements allowing ARC to provide its services to tenants in certain Office Properties containing approximately 66.7 million square feet upon execution of licensing agreements for such properties. In exchange, ARC granted the Company approximately 1.4 million warrants to acquire common shares of ARC for no additional consideration. The Company may receive additional warrants from ARC upon executing licensing agreements allowing ARC access to additional Office Properties.

     On October 29, 1999, ARC completed an initial public offering of its common shares at $18 per share ("ARC IPO"). In connection with the ARC IPO, the preferred shares were converted to approximately 111,111 common shares. After this conversion, the Company owns approximately 624,393 common shares of ARC and continues to own the 1.4 million warrants described above.

                         EQUITY OFFICE PROPERTIES TRUST

                                  (UNAUDITED)

NOTE 7 -- INVESTMENT IN UNCONSOLIDATED JOINT VENTURES

     The Company has several investments in unconsolidated joint ventures consisting of Office Properties, Parking Facilities and a management company. Combined summarized financial information of the unconsolidated joint ventures is as follows:

                                                                SEPTEMBER 30,    DECEMBER 31,
(DOLLARS IN THOUSANDS)                                              1999             1998
----------------------                                          -------------    ------------
Balance Sheets:
  Real estate, net..........................................      $559,554         $488,997
  Other assets..............................................        81,522           78,623
                                                                  --------         --------
          Total Assets......................................      $641,076         $567,620
                                                                  ========         ========
  Mortgage debt.............................................      $290,100         $243,096
  Other liabilities.........................................        20,457           16,059
  Partners' and shareholders' equity........................       330,519          308,465
                                                                  --------         --------
          Total Liabilities and Partners' and Shareholders'
            Equity..........................................      $641,076         $567,620
                                                                  ========         ========
Company's share of equity...................................      $189,319         $159,092
Excess of cost of investments over the net book value of
  underlying net assets, net of accumulated depreciation of
  $10,090 and $5,854, respectively..........................       215,206          219,442
                                                                  --------         --------
Carrying value of investments in unconsolidated joint
  ventures..................................................      $404,525         $378,534
                                                                  ========         ========
Company's share of unconsolidated mortgage debt.............      $162,720         $124,282
                                                                  ========         ========

                                                      FOR THE THREE MONTHS    FOR THE NINE MONTHS
                                                      ENDED SEPTEMBER 30,     ENDED SEPTEMBER 30,
                                                      --------------------    --------------------
(DOLLARS IN THOUSANDS)                                  1999        1998        1999        1998
----------------------                                --------    --------    --------    --------
Statements of Operations:
  Revenues........................................    $28,522     $26,297     $80,498     $82,319
                                                      -------     -------     -------     -------
  Expenses:
     Interest expense.............................      4,455       4,462      13,358      12,640
     Depreciation and amortization................      4,834       4,463      13,473      14,296
     Operating expenses...........................     10,352       9,999      30,776      28,923
                                                      -------     -------     -------     -------
       Total expenses.............................     19,641      18,924      57,607      55,859
                                                      -------     -------     -------     -------
  Net income......................................    $ 8,881     $ 7,373     $22,891     $26,460
                                                      =======     =======     =======     =======
Company's share of net income.....................    $ 3,031     $ 3,129     $ 8,081     $ 8,155
                                                      =======     =======     =======     =======
Company's share of interest expense...............    $ 2,198     $ 2,259     $ 6,595     $ 6,385
                                                      =======     =======     =======     =======
Company's share of depreciation and amortization
  (real estate related)...........................    $ 3,669     $ 3,513     $10,800     $10,729
                                                      =======     =======     =======     =======

     On May 4, 1999, the Company entered into an agreement with Regus Business Centres Corp. ("Regus") to provide fully furnished offices with short term, flexible rental agreements to prospective tenants seeking this type of office space. A subsidiary of the Company and Regus are equal members of Regus Equity Business Centers, LLC, a Delaware limited liability company ("REBC"). REBC will enter into lease agreements with the Company in certain of the Company's Office Properties. The economics from these operations will be shared equally by the Company and Regus. The Company will record its share of REBC and its share of the

                         EQUITY OFFICE PROPERTIES TRUST

                                  (UNAUDITED)

economics of the operations under the equity method of accounting. As of September 30, 1999, REBC had not yet begun operations.

NOTE 8 -- LINES OF CREDIT

     On August 9, 1999, the Company prepaid the $328 Million Credit Facility with proceeds from the $1.0 Billion Credit Facility. Approximately $0.2 million of unamortized loan costs were written-off and represent an extraordinary loss for the three months ended September 30, 1999.

     On September 15, 1999, the Company repaid the $200 Million Credit Facility upon its maturity with proceeds from the $1.0 Billion Credit Facility.

NOTE 9 -- SHAREHOLDERS' EQUITY

  Common Shares

     The following table presents the changes in the Company's issued and outstanding Common Shares since June 30, 1999 (excluding 36,487,230 and 30,674,244 Units outstanding at September 30, 1999 and June 30, 1999, respectively, which are convertible into Common Shares on a one-for-one basis, or the cash equivalent thereof, subject to certain restrictions):

OUTSTANDING AT JUNE 30, 1999................................    257,939,276
Issued through exercise of options..........................         12,128
Issued through redemption of Units..........................        165,020
Retirement of Common Shares(1)..............................     (5,978,010)
                                                                -----------
OUTSTANDING AT SEPTEMBER 30, 1999...........................    252,138,414
                                                                ===========

---------------

(1) Certain Common Shares were placed in escrow subject to release pursuant to the provisions of the Merger Agreement, Plan of Liquidation and Escrow Agreements entered into at the time of the Consolidation. On July 26, 1999, 9,047,291 Common Shares were released from escrow and 5,978,010 of such Common Shares were cancelled. Inasmuch as the retired shares represent indirect interests in the Operating Partnership which were re-allocated from the Company (thereby decreasing the number of Common Shares outstanding) to other Unitholders (thereby increasing the number of Units owned by partners other than the Company), the total number of outstanding Units did not change as result of this reallocation. This reallocation did not change the amount of fully diluted Common Shares and Units outstanding.

  Ownership of Operating Partnership

     The Company's ownership in the Operating Partnership was approximately 87.4% and 90.1% as of September 30, 1999 and December 31, 1998, respectively.

                         EQUITY OFFICE PROPERTIES TRUST

                                  (UNAUDITED)

  Dividends/Distributions

     The following table summarizes the distributions paid or declared on Common Shares/Units and preferred shares during the three months ended September 30, 1999:

                                                           DISTRIBUTION
                                                              AMOUNT       DATE PAID    RECORD DATE
                                                           ------------    ---------    -----------
Common Shares/Units......................................    $0.42000      10/13/99       9/30/99
Series A Preferred Shares................................    $0.56125       9/15/99        9/1/99
Series B Preferred Shares................................    $0.65625       8/16/99        8/2/99
Series C Preferred Shares................................    $0.53906       9/15/99        9/1/99

                         EQUITY OFFICE PROPERTIES TRUST

                                  (UNAUDITED)

NOTE 10 -- EARNINGS PER SHARE

     The following table sets forth the computation of basic and diluted earnings per Common Share:

                                               FOR THE THREE MONTHS ENDED     FOR THE NINE MONTHS ENDED
                                                      SEPTEMBER 30,                 SEPTEMBER 30,
                                               ---------------------------   ---------------------------
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)      1999           1998           1999           1998
---------------------------------------------  ------------   ------------   ------------   ------------
NUMERATOR:
  Net income available for Common Shares
     before extraordinary items..........      $     81,869   $     80,996   $    258,337   $    235,467
  Extraordinary items....................              (230)            --        (10,548)        (7,506)
                                               ------------   ------------   ------------   ------------
  Numerator for basic earnings per
     share -- net income available for Common
     Shares..............................            81,639         80,996        247,789        227,961
  Minority interest in Operating
     Partnership.........................            11,281          9,310         30,082         26,336
                                               ------------   ------------   ------------   ------------
  Numerator for diluted earnings per
     share -- net income available for Common
     Shares..............................      $     92,920   $     90,306   $    277,871   $    254,297
                                               ============   ============   ============   ============
DENOMINATOR:
  Denominator for basic earnings per
     share -- weighted average Common
     Shares..............................       253,625,036    252,241,995    257,348,805    251,071,623
                                               ------------   ------------   ------------   ------------
  Effect of dilutive securities:
     Redemption of Units to Common Shares...     34,995,305     28,981,320     31,242,664     29,005,447
     Share options and put options.......         2,971,904        706,595      2,729,927      1,130,902
                                               ------------   ------------   ------------   ------------
  Dilutive potential Common Shares.......        37,967,209     29,687,915     33,972,591     30,136,349
                                               ------------   ------------   ------------   ------------
  Denominator for diluted earnings per
     share -- adjusted weighted average
     shares and assumed conversions......       291,592,245    281,929,910    291,321,396    281,207,972
                                               ============   ============   ============   ============
BASIC EARNINGS AVAILABLE FOR COMMON SHARES
PER WEIGHTED AVERAGE
COMMON SHARE:
  Net income before extraordinary items..      $        .32   $        .32   $       1.00   $        .94
  Extraordinary items....................                --             --           (.04)          (.03)
                                               ------------   ------------   ------------   ------------
  Net income.............................      $        .32   $        .32   $        .96   $        .91
                                               ============   ============   ============   ============
DILUTED EARNINGS AVAILABLE FOR COMMON SHARES
PER WEIGHTED AVERAGE
COMMON SHARE:
  Net income before extraordinary items..      $        .32   $        .32   $        .99   $        .93
  Extraordinary items....................                --             --           (.04)          (.03)
                                               ------------   ------------   ------------   ------------
  Net income.............................      $        .32   $        .32   $        .95   $        .90
                                               ============   ============   ============   ============

                         EQUITY OFFICE PROPERTIES TRUST

                                  (UNAUDITED)

     The following securities were not included in the computation of diluted earnings per share since they would have an antidilutive effect:

                                                   FOR THE THREE MONTHS     FOR THE NINE MONTHS ENDED
                                                    ENDED SEPTEMBER 30,           SEPTEMBER 30,
                               WEIGHTED AVERAGE   -----------------------   -------------------------
ANTIDILUTIVE SECURITIES         EXERCISE PRICE       1999         1998         1999          1998
-----------------------        ----------------   ----------   ----------   -----------   -----------
Share options................      $30.040         3,462,383           --           --            --
Share options................      $30.260                --    2,970,468           --            --
Share options................      $30.060                --           --    3,445,883            --
Share options................      $30.310                --           --           --     2,929,825
Series B Preferred Shares....      $35.700         6,000,000    6,000,000    6,000,000     6,000,000
Warrants.....................      $39.375         5,000,000    5,000,000    5,000,000     5,000,000
                                                  ----------   ----------   ----------    ----------
                               Total......        14,462,383   13,970,468   14,445,883    13,929,825
                                                  ==========   ==========   ==========    ==========

NOTE 11 -- SEGMENT INFORMATION

     As discussed in Note 1, the Company's primary business is the ownership and operation of Office Properties. The Company's long-term tenants are in a variety of businesses and no single tenant, by itself, is material to the Company's business. Information related to this segment for the three months ended September 30, 1999 and 1998 and the nine months ended September 30, 1999 and 1998 is below:

                                                FOR THE THREE MONTHS ENDED               FOR THE THREE MONTHS ENDED
                                                    SEPTEMBER 30, 1999                       SEPTEMBER 30, 1998
                                          --------------------------------------   --------------------------------------
                                                        CORPORATE                                CORPORATE
                                            OFFICE         AND                       OFFICE         AND
(DOLLARS IN THOUSANDS)                    PROPERTIES      OTHER     CONSOLIDATED   PROPERTIES      OTHER     CONSOLIDATED
----------------------------------------  -----------   ---------   ------------   -----------   ---------   ------------
Property Operating Revenues.............  $   476,282   $ 10,279    $    486,561   $   422,661   $  7,142    $    429,803
Property Operating Expenses.............     (170,026)    (2,046)       (172,072)     (151,359)    (1,818)       (153,177)
                                          -----------   --------    ------------   -----------   --------    ------------
  Net operating income..................      306,256      8,233         314,489       271,302      5,324         276,626
                                          -----------   --------    ------------   -----------   --------    ------------
Adjustments to arrive at net income:
  Other revenues........................        1,125      3,671           4,796           499      6,631           7,130
  Interest expense(1)...................      (30,663)   (72,372)       (103,035)      (35,731)   (55,509)        (91,240)
  Depreciation and amortization.........      (85,905)    (3,500)        (89,405)      (75,724)    (2,106)        (77,830)
  Ground rent...........................       (1,715)       (13)         (1,728)       (1,800)       (13)         (1,813)
  General and administrative............           37    (19,001)        (18,964)           14    (16,711)        (16,697)
                                          -----------   --------    ------------   -----------   --------    ------------
  Total adjustments to arrive at net
    income..............................     (117,121)   (91,215)       (208,336)     (112,742)   (67,708)       (180,450)
                                          -----------   --------    ------------   -----------   --------    ------------
Income before allocation to minority
  interests, income from investment in
  unconsolidated joint ventures and
  extraordinary items...................      189,135    (82,982)        106,153       158,560    (62,384)         96,176
Minority interests......................         (381)   (11,400)        (11,781)         (490)    (9,392)         (9,882)
Income from investment in unconsolidated
  joint ventures........................        2,307        724           3,031         2,233        896           3,129
Extraordinary items.....................           --       (230)           (230)           --         --              --
                                          -----------   --------    ------------   -----------   --------    ------------
Net income..............................  $   191,061   $(93,888)   $     97,173   $   160,303   $(70,880)   $     89,423
                                          ===========   ========    ============   ===========   ========    ============
Capital and tenant improvements.........  $    49,775   $ 12,295    $     62,070   $    36,462   $  5,878    $     42,340
                                          ===========   ========    ============   ===========   ========    ============
Total Assets............................  $13,908,710   $494,332    $ 14,403,042   $13,078,023   $553,811    $ 13,631,834
                                          ===========   ========    ============   ===========   ========    ============

                         EQUITY OFFICE PROPERTIES TRUST

                                  (UNAUDITED)

                                              FOR THE NINE MONTHS ENDED                FOR THE NINE MONTHS ENDED
                                                  SEPTEMBER 30, 1999                       SEPTEMBER 30, 1998
                                        --------------------------------------   --------------------------------------
                                                      CORPORATE                                CORPORATE
                                          OFFICE         AND                       OFFICE         AND
(DOLLARS IN THOUSANDS)                  PROPERTIES      OTHER     CONSOLIDATED   PROPERTIES      OTHER     CONSOLIDATED
--------------------------------------  -----------   ---------   ------------   -----------   ---------   ------------
Property Operating Revenues...........  $ 1,405,954   $  28,026   $  1,433,980   $ 1,173,709   $  20,985   $  1,194,694
Property Operating Expenses...........     (494,114)     (6,065)      (499,179)     (420,828)     (5,684)      (426,512)
                                        -----------   ---------   ------------   -----------   ---------   ------------
  Net operating income................      912,840      21,961        934,801       752,881      15,301        768,182
                                        -----------   ---------   ------------   -----------   ---------   ------------
Adjustments to arrive at net income:
  Other revenues......................        2,217      11,573         13,790         1,172      14,831         16,003
  Interest expense (1)................      (99,515)   (210,920)      (310,435)     (104,940)   (132,254)      (237,194)
  Depreciation and amortization.......     (254,371)     (9,762)      (264,133)     (209,398)     (8,685)      (218,083)
  Ground rent.........................       (5,084)        (38)        (5,122)       (5,347)        (38)        (5,385)
  General and administrative..........         (413)    (57,515)       (57,928)         (228)    (44,909)       (45,137)
                                        -----------   ---------   ------------   -----------   ---------   ------------
  Total adjustments to arrive at net
    income............................     (357,166)   (266,662)      (623,828)     (318,741)   (171,055)      (489,796)
                                        -----------   ---------   ------------   -----------   ---------   ------------
Income before allocation to minority
  interests, income from investment in
  unconsolidated joint ventures, net
  gain on sales of real estate and
  extraordinary items.................      555,674    (244,701)       310,973       434,140    (155,754)       278,386
Minority interests....................       (1,086)    (30,394)       (31,480)       (1,380)    (26,564)       (27,944)
Income from investment in
  unconsolidated joint ventures.......        6,724       1,357          8,081         5,477       2,678          8,155
Net gain on sales of real estate......        8,085          --          8,085            --          --             --
Extraordinary items...................      (10,318)       (230)       (10,548)           --      (7,506)        (7,506)
                                        -----------   ---------   ------------   -----------   ---------   ------------
Net income............................  $   559,079   $(273,968)  $    285,111   $   438,237   $(187,146)  $    251,091
                                        ===========   =========   ============   ===========   =========   ============
Capital and tenant improvements.......  $   137,853   $  18,004   $    155,857   $   106,934   $   9,188   $    116,122
                                        ===========   =========   ============   ===========   =========   ============
Total Assets..........................  $13,908,710   $ 494,332   $ 14,403,042   $13,078,023   $ 553,811   $ 13,631,834
                                        ===========   =========   ============   ===========   =========   ============

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

     The Company from time to time enters into interest rate protection agreements to effectively convert floating rate debt to a fixed rate basis, as well as to hedge anticipated financing transactions. The Company believes it has limited exposure to the risk of non-performance by the swap counterparties since each counterparty is a major U.S. or foreign financial institution; management does not anticipate any such non-performance. As of September 30, 1999, the Company has one interest rate protection agreement which effectively fixed the interest rate on a $93.6 million loan at 6.94% through the maturity of the loan on June 30, 2000.

                         EQUITY OFFICE PROPERTIES TRUST

                                  (UNAUDITED)

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

     In accordance with the agreement governing the Company's investment in WRALP, the Company agreed to make available to WRALP up to $20.0 million in additional financing or credit support for future development. As of September 30, 1999, no amounts have been funded pursuant to this agreement.

  Contingencies

     On August 12, 1999, the Company and the WR Holders amended their put option agreement to defer to August 13, 2000 (or to August 13, 2001 at the option of the WR Holders) the exercise date for 1,717,844 of the 3,435,688 Common Shares affected by the put option agreement (a maximum exposure to the Company of approximately $54.1 million when and if this put option is exercised). The Company and the WR Holders

                         EQUITY OFFICE PROPERTIES TRUST

                                  (UNAUDITED)

also agreed to cancel the put option on the remaining 1,717,844 Common Shares in exchange for the Company's payment to the WR Holders of approximately $11.3 million on September 13, 1999. The payment represented the excess of (x) $31.50 over (y) $24.90 (the average price of a Common Share calculated over the five trading days immediately prior to August 13, 1999), for each of 1,717,844 Common Shares affected by the put option agreement. The portion of the amounts paid in excess of $29.10625 per Common Share totaling approximately $4.1 million were expensed by the Company. The remaining $7.2 million of the payment was recorded as a reduction to shareholders' equity.

     On August 13, 2000, (or August 13, 2001 at the option of the WR Holders) the WR Holders can require the Company to purchase all or a portion of the remaining 1,717,844 Common Shares issued to them in the acquisition at a price equal to $31.50 per Common Share. Prior to such date, if the WR Holders sell all or a portion of their Common Shares to a third party for a price less than $29.10625, then the Company is obligated to pay to the WR Holders for each Common Share sold at such lower price an amount equal to the difference between $29.10625 and such lower price, not to exceed $3.00 per Common Share. Any amounts paid by the Company as a result of such sales will be recorded as a reduction in shareholders' equity. For put options exercised as aforesaid, any amounts paid up to $29.10625 per Common Share would be reflected as a reduction in shareholders' equity; the portion of any amounts paid in excess of $29.10625 per Common Share (not to exceed $2.39375 per Common Share up to an aggregate of approximately $4.1 million) will be expensed. The $4.1 million portion of the total potential payment is being amortized by the Company on a straight-line basis over the period between August 13, 1999 and August 13, 2000. The Company will not incur any loss on this transaction if the put option is not exercised.

     Effective as of September 3, 1998, the Company amended its pre-existing put option agreement with the seller of the Columbus America Properties (the "CA Holder") related to 1,692,546 Units issued at acquisition. The CA Holder has the option at any time after January 1, 1999 until the earlier of (a) September 3, 2000 or (b) the date the CA Holder has converted all of its Units to Common Shares, to require the Company to purchase the Units at a price equal to $29.00 per Unit. Under the terms of the agreement, prior to September 3, 1999, the option shall be limited to an aggregate of 846,273 Units. In October, 1999, the CA Holder exercised its option to require the Company to purchase 1,675,000 Units at a price equal to $29.00 per Unit for a total of approximately $48.6 million. The Company recognized the $48.6 million payment as a reduction of minority interest and retired the Units.

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

NOTE 13 -- SUBSEQUENT EVENTS

     1. On October 1, 1999, the Company acquired Palo Alto Square located in Palo Alto, California, from Palo Alto Square Limited Partnership for approximately $78.3 million. Palo Alto Square Limited Partnership is a private investment partnership controlled by Mr. Samuel Zell. The terms of the acquisition were approved by a special subcommittee of the Board of Trustees formed to review related party conflicts between trustees and their affiliates. The purchase was funded with the assumption of $53.2 million in mortgage debt, approximately $23.9 million in Units valued at $23.64 per Unit and approximately $1.2 million in cash. Palo Alto Square consists of approximately 320,500 square feet and was 100% occupied as of October 1, 1999. The property comprises two 10-story, two 2-story and one 1-story office buildings and a movie theater. The property is subject to a ground lease held by a Stanford University endowment through March 12, 2023. There is no contractual right to extend the ground lease.

                         EQUITY OFFICE PROPERTIES TRUST

                                  (UNAUDITED)

     2. In October 1999, the Board of Trustees of the Company declared a third quarter distribution for the Series B Preferred Shares of $0.65625 per share. The distribution will be paid on November 15, 1999 to holders of record as of November 1, 1999.

     3. In October 1999, the Company entered into an agreement with Lend Lease US Office, Inc., providing for the investment of approximately $533.9 million in seven Office Properties. Under the terms of the agreement, Lend Lease US Office, Inc. will acquire an ownership interest in the following Office Properties, for which the Company would retain management and leasing responsibilities:

                                                TOTAL      OCCUPIED AT       LEND LEASE
OFFICE PROPERTY        LOCATION              SQUARE FEET     9/30/99     OWNERSHIP INTEREST
---------------        --------              -----------   -----------   ------------------
10 & 30 South Wacker   Chicago, IL            2,003,288       96.0%             25%
Bank One Center        Indianapolis, IN       1,057,877       93.7%             75%
SunTrust Center        Orlando, FL              640,385       97.4%             75%
Promenade II           Atlanta, GA              770,840       99.1%             50%
Pasadena Towers        Los Angeles, CA          439,367       88.8%             75%
Preston Commons        Dallas, TX               418,604       83.8%             50%
Sterling Plaza         Dallas, TX               302,747       80.9%             50%
                                              ---------
                       Total Square Feet      5,633,108
                                              =========

     Upon consummation of the investment the financial position and results of operations of each Office Property will be accounted for under the equity method of accounting. This transaction is contingent upon certain terms and conditions as set forth in the purchase agreement. There can be no assurance that this transaction will be consummated as described above.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

     The following discussion and analysis of the consolidated financial condition and results of operations should be read in conjunction with the Consolidated Financial Statements of the Company and Notes thereto contained herein. Terms employed herein as defined terms, but without definition, shall have the meaning set forth in the financial statements. Statements contained in this "Management's Discussion and Analysis of Financial Condition and Results of Operations" including without limitation, the "Developments" and "Year 2000" disclosures, which are not historical facts may be forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 (the "Exchange Act"). The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 21E of the Exchange Act. Such statements are subject to certain risks and uncertainties which could cause actual results to differ materially from those projected or anticipated. Readers are cautioned not to place undue reliance on these forward-looking statements which speak only as of September 30, 1999. Among the factors about which the Company has made assumptions are the following:

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

     - The continued availability of the $1.0 Billion Credit Facility.

     During the nine months ended September 30, 1999, the Company completed the following key transactions:

     - Acquired four Office Properties containing approximately 1.6 million square feet and one Parking Facility for approximately $313.5 million.

     - Sold four Office Properties for approximately $98.0 million.

     - Issued the $1.0 Billion Notes in three tranches with an effective interest rate of 6.8% per annum and issued the $200 Million Notes with an effective interest rate of 7.6% per annum.

     - Repaid the $328 Million Credit Facility and the $200 Million Credit Facility.

     - Invested approximately $73.9 million in mezzanine debt financing pertaining to the Sun America Center office property.

RESULTS OF OPERATIONS

  GENERAL

     The following discussion is based primarily on the consolidated financial statements of the Company as of September 30, 1999 and December 31, 1998 and for the three and nine months ended September 30, 1999 and 1998.

     The Company receives income primarily from rental revenue from the Office Properties (including reimbursements from tenants for certain operating costs) and from parking revenue from Office Properties and Parking Facilities.

     Below is a summary of the Company's acquisition and disposition activity since December 31, 1997:

                                                           OFFICE PROPERTIES         PARKING FACILITIES
                                                     -----------------------------   ------------------
                                                     BUILDINGS   TOTAL SQUARE FEET   GARAGES    SPACES
                                                     ---------   -----------------   --------   -------
Properties owned as of:
December 31, 1997.................................      258         65,291,790           17     16,749
  Acquisitions....................................       28         10,425,595            2      1,310
  Developments placed in service..................        3            257,528           --         --
  Dispositions....................................       (5)          (986,391)          --         --
  Building remeasurements.........................       --            112,205           --         --
                                                       ----         ----------         ----     ------
December 31, 1998.................................      284         75,100,727           19     18,059
  Acquisitions....................................        4          1,627,171            2      3,164
  Developments placed in service..................        1            150,181           --         --
  Dispositions....................................       (4)          (668,796)          --         --
  Building remeasurements.........................       --             24,012           --         42
  Reclassifications(1)............................       --                 --           (1)      (759)
                                                       ----         ----------         ----     ------
September 30, 1999 ("Total Portfolio")............      285         76,233,295           20     20,506
                                                       ====         ==========         ====     ======

---------------

(1) The 601 Tchoupitoulas garage was previously considered a stand-alone garage and included in the number of parking facilities owned by the Company. Effective with the second quarter of 1999, this garage is no longer considered a stand-alone parking facility.

     As a result of the acquisition and disposition of properties, the financial data presented shows changes in revenues and expenses from period-to-period. Therefore the Company does not believe its period to period financial data are comparable. The following analysis shows changes resulting from Properties that were held during the entire period for the periods being compared (the "Core Portfolio") and the changes in the Total Portfolio.

  COMPARISON OF THE THREE MONTHS ENDED SEPTEMBER 30, 1999 TO SEPTEMBER 30, 1998

     The table below represents selected operating information for the Total Portfolio and for the Core Portfolio consisting of 261 Office Properties and 16 Parking Facilities acquired or placed in service prior to July 1, 1998.

                                                   TOTAL PORTFOLIO                             CORE PORTFOLIO
                                      -----------------------------------------   -----------------------------------------
                                                            INCREASE/      %                            INCREASE/      %
(DOLLARS IN THOUSANDS)                  1999       1998     (DECREASE)   CHANGE     1999       1998     (DECREASE)   CHANGE
------------------------------------  --------   --------   ----------   ------   --------   --------   ----------   ------
Property revenues...................  $486,561   $429,803    $56,758      13.2%   $433,217   $407,855    $ 25,362      6.2%
Fee income..........................     1,580      5,102     (3,522)    (69.0)         --         --          --       --
Interest/dividend income............     3,216      2,028      1,188      58.6         343        497        (154)   (31.0)
                                      --------   --------    -------     -----    --------   --------    --------    -----
        Total revenues..............   491,357    436,933     54,424      12.5     433,560    408,352      25,208      6.2
                                      --------   --------    -------     -----    --------   --------    --------    -----
Interest expense....................   103,035     91,240     11,795      12.9      28,954     39,471     (10,517)   (26.6)
Depreciation and amortization.......    89,405     77,830     11,575      14.9      80,268     73,827       6,441      8.7
Property operating expenses.........   172,072    153,177     18,895      12.3     154,681    146,240       8,441      5.8
Ground rent.........................     1,728      1,813        (85)     (4.7)      1,728      1,839        (111)    (6.0)
General and administrative..........    18,964     16,697      2,267      13.6         (37)       (14)        (23)   164.3
                                      --------   --------    -------     -----    --------   --------    --------    -----
        Total expenses..............   385,204    340,757     44,447      13.0     265,594    261,363       4,231      1.6
                                      --------   --------    -------     -----    --------   --------    --------    -----
Income before allocation to minority
  interests, income from investment
  in unconsolidated joint ventures
  and extraordinary items...........   106,153     96,176      9,977      10.4     167,966    146,989      20,977     14.3
Minority interests..................   (11,781)    (9,882)    (1,899)     19.2        (500)      (569)         69    (12.1)
Income from investment in
  unconsolidated joint ventures.....     3,031      3,129        (98)     (3.1)      2,209      2,597        (388)   (14.9)
Extraordinary items.................      (230)        --       (230)       --          --         --          --       --
                                      --------   --------    -------     -----    --------   --------    --------    -----
Net income..........................  $ 97,173   $ 89,423    $ 7,750       8.7%   $169,675   $149,017    $ 20,658     13.9%
                                      ========   ========    =======     =====    ========   ========    ========    =====
Property revenues less property
  operating expenses before
  depreciation and amortization,
  general and administrative, ground
  rent and interest expense.........  $314,489   $276,626    $37,863      13.7%   $278,536   $261,615    $ 16,921      6.5%
                                      ========   ========    =======     =====    ========   ========    ========    =====

  Property Revenues

     The increase in rental revenues, tenant reimbursements, parking income and other income ("Property Revenues") in the Core Portfolio resulted from an increase in rental rates partially offset by a decrease in occupancy. The weighted average occupancy of the Core Portfolio decreased from approximately 95.0% at July 1, 1998 to 94.5% as of September 30, 1999. This decrease represents a loss of approximately .3 million square feet in the Core Portfolio between July 1, 1998 and September 30, 1999.

     Property Revenues for the Total Portfolio include lease termination fees of approximately $5.2 million and $2.3 million for the three months ended September 30, 1999 and 1998, respectively, substantially all of which is related to the Core Portfolio (included in the "other revenue" category on the consolidated statements of operations). These fees relate to specific tenants who have paid a fee to terminate their lease obligations before the end of the contractual term of their lease. Although the Company has historically experienced similar levels of such termination fees, there is no way of predicting the timing or amounts of future lease termination fees.

     Property Revenues for the Total Portfolio include straight-line rent adjustments of approximately $17.1 million and $17.7 million for the three months ended September 30, 1999 and 1998, respectively. Property Revenues for the Core Portfolio include straight-line rent adjustments of approximately $14.8 million and $17.2 million for the three months ended September 30, 1999 and 1998, respectively.

  Interest Expense

     Total Portfolio interest expense increased from the prior period as a result of having more debt outstanding primarily attributable to property acquisitions. In addition, the following statistics for each period for the Total Portfolio are as follows:

     - Total debt to total assets increased to 42.4% from 41.6%.

     - Interest coverage ratio remained stable at 2.9 times.

     - Weighted average interest rate increased to 7.1% from 7.0%.

     Core Portfolio interest expense decreased from the prior period due to the paydown of mortgage debt with proceeds from various unsecured notes offerings and draws on the lines of credit. Interest expense on the unsecured notes and the lines of credit is not reflected in the Core Portfolio.

  Depreciation and Amortization

     Total Portfolio depreciation and amortization expense increased from the prior period as a result of Properties acquired and capital and tenant improvements made during 1999 and 1998. Core portfolio depreciation and amortization expense increased as a result of capital and tenant improvements made to the Properties.

  Property Operating Expenses

     Real estate taxes, insurance, repairs and maintenance and other property operating expenses ("Property Operating Expenses") increased for the Core Portfolio primarily due to an increase in real estate tax expense.

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

  COMPARISON OF THE NINE MONTHS ENDED SEPTEMBER 30, 1999 TO SEPTEMBER 30, 1998

     The table below represents selected operating information for the Total Portfolio and for the Core Portfolio consisting of 248 Office Properties and 16 Parking Facilities acquired or placed in service prior to January 1, 1998.

                                               TOTAL PORTFOLIO                                 CORE PORTFOLIO
                                ---------------------------------------------   ---------------------------------------------
                                                          INCREASE/      %                                INCREASE/      %
(DOLLARS IN THOUSANDS)             1999         1998      (DECREASE)   CHANGE      1999         1998      (DECREASE)   CHANGE
------------------------------  ----------   ----------   ----------   ------   ----------   ----------   ----------   ------
Property revenues.............  $1,433,980   $1,194,694    $239,286     20.0%   $1,154,224   $1,094,952    $59,272       5.4%
Fee income....................       5,487        7,766      (2,279)   (29.3)           --           --         --        --
Interest/dividend income......       8,303        8,237          66       .8         1,304        1,177        127      10.8
                                ----------   ----------    --------    -----    ----------   ----------    -------     -----
        Total revenues........   1,447,770    1,210,697     237,073     19.6     1,155,528    1,096,129     59,399       5.4
                                ----------   ----------    --------    -----    ----------   ----------    -------     -----
Interest expense..............     310,435      237,194      73,241     30.9        93,135      113,179    (20,044)    (17.7)
Depreciation and
  amortization................     264,133      218,083      46,050     21.1       214,376      196,732     17,644       9.0
Property operating expenses...     499,179      426,512      72,667     17.0       404,232      392,754     11,478       2.9
Ground rent...................       5,122        5,385        (263)    (4.9)        4,591        5,105       (514)    (10.1)
General and administrative....      57,928       45,137      12,791     28.3           492          271        221      81.5
                                ----------   ----------    --------    -----    ----------   ----------    -------     -----
Total expenses................   1,136,797      932,311     204,486     21.9       716,826      708,041      8,785       1.2
                                ----------   ----------    --------    -----    ----------   ----------    -------     -----
Income before allocation to
  minority interests, income
  from investment in
  unconsolidated joint
  ventures, net gain on sales
  of real estate and
  extraordinary items.........     310,973      278,386      32,587     11.7       438,702      388,088     50,614      13.0
Minority interests............     (31,480)     (27,944)     (3,536)    12.7        (1,389)      (1,593)       204     (12.8)
Income from investment in
  unconsolidated joint
  ventures....................       8,081        8,155         (74)     (.9)        7,312        6,342        970      15.3
Net gain on sales of real
  estate......................       8,085           --       8,085       --            --           --         --        --
Extraordinary items...........     (10,548)      (7,506)     (3,042)    40.5        (9,527)          --     (9,527)       --
                                ----------   ----------    --------    -----    ----------   ----------    -------     -----
Net income....................  $  285,111   $  251,091    $ 34,020     13.5%   $  435,098   $  392,837    $42,261      10.8%
                                ==========   ==========    ========    =====    ==========   ==========    =======     =====
Property revenues less
  property operating expenses
  before depreciation and
  amortization, general and
  administrative, ground rent
  and interest expense........  $  934,801   $  768,182    $166,619     21.7%   $  749,992   $  702,198    $47,794       6.8%
                                ==========   ==========    ========    =====    ==========   ==========    =======     =====

  Property Revenues

     The increase in rental revenues, tenant reimbursements, parking income and other income ("Property Revenues") in the Core Portfolio resulted from a combination of occupancy and rental rate increases. The weighted average occupancy of the Core Portfolio increased from approximately 93.9% at January 1, 1998 to 94.7% as of September 30, 1999. This increase represents approximately
 .6 million square feet of additional occupancy in the Core Portfolio between January 1, 1998 and September 30, 1999.

     Property Revenues for the Total Portfolio include lease termination fees of approximately $10.5 million and $10.4 million for the nine months ended September 30, 1999 and 1998, respectively, and Property Revenues for the Core Portfolio include lease termination fees of approximately $10.1 million and $10.3 million for the nine months ended September 30, 1999 and 1998, respectively (included in the "other revenue" category on the consolidated statements of operations). These fees relate to specific tenants who have paid a fee to terminate their lease obligations before the end of the contractual term of their lease. Although the Company has historically experienced similar levels of such termination fees, there is no way of predicting the timing or amounts of future lease termination fees.

     Property Revenues for the Total Portfolio include straight-line rent adjustments of approximately $48.9 million and $50.4 million for the nine months ended September 30, 1999 and 1998, respectively.

Property Revenues for the Core Portfolio include straight-line rent adjustments of approximately $38.4 million and $47.8 million for the nine months ended September 30, 1999 and 1998, respectively.

  Interest Expense

     Total Portfolio interest expense increased from the prior period as a result of having more debt outstanding primarily attributable to property acquisitions. In addition, the following statistics for each period for the Total Portfolio are as follows:

     - Total debt to total assets increased to 42.4% from 41.6%.

     - Interest coverage ratio decreased to 2.9 times from 3.1 times.

     - Weighted average interest rate increased to 7.1% from 7.0%.

     Core Portfolio interest expense decreased from the prior period due to the paydown of mortgage debt with proceeds from various unsecured notes offerings and borrowings on the lines of credit. Interest expense on the unsecured notes and the lines of credit is not reflected in the Core Portfolio.

  Depreciation and Amortization

     Total Portfolio depreciation and amortization expense increased as a result of Properties acquired and capital and tenant improvements made during 1999 and 1998. Core Portfolio depreciation and amortization expense increased as a result of capital and tenant improvements made to the Properties.

  Property Operating Expenses

     Real estate taxes, insurance, repairs and maintenance and other property operating expenses ("Property Operating Expenses") increased slightly for the Core Portfolio primarily due to an increase in real estate tax expense.

  General and Administrative Expenses

     General and administrative expenses increased due to the size of the Company's portfolio increasing and additional expenses associated with being a public company. During 1999, the Company made significant investments in its information systems, including the hiring of additional personnel, and also established a real estate services group. In addition, the Company incurred severance costs relating to the resignation of an employee. While general and administrative expenses will continue to increase should the size of the Company's portfolio continue to increase, it is anticipated that the Company will realize economies of scale with future growth, should it occur.

PARKING OPERATIONS

     The Total Portfolio and Core Portfolio selected operating information for the three and nine months ended September 30, 1999 and 1998 presented above includes results of operations from the Parking Facilities. Summarized information for the Parking Facilities is presented below.

  COMPARISON OF THE THREE MONTHS ENDED SEPTEMBER 30, 1999 TO SEPTEMBER 30, 1998

     The table below represents selected operating information for the Total Portfolio and the Core Portfolio consisting of 16 Parking Facilities acquired prior to July 1, 1998.

                                                  TOTAL PORTFOLIO                          CORE PORTFOLIO
                                      ---------------------------------------   -------------------------------------
                                                         INCREASE/       %                        INCREASE/      %
(DOLLARS IN THOUSANDS)                 1999      1998    (DECREASE)   CHANGE     1999     1998    (DECREASE)   CHANGE
------------------------------------  -------   ------   ----------   -------   ------   ------   ----------   ------
Property revenues...................  $10,279   $7,142     $3,137       43.9%   $8,512   $7,142     $1,370       19.2%
Interest/dividend income............       76        2         74     3,700.0       --        2         (2)    (100.0)
                                      -------   ------     ------     -------   ------   ------     ------     ------
        Total revenues..............   10,355    7,144      3,211       44.9     8,512    7,144      1,368       19.1
                                      -------   ------     ------     -------   ------   ------     ------     ------
Interest expense....................      754    1,377       (623)     (45.2)      712    1,377       (665)     (48.3)
Depreciation and amortization.......    1,687    1,455        232       15.9     1,381    1,455        (74)      (5.1)
Property operating expenses.........    2,046    1,818        228       12.5     1,976    1,818        158        8.7
Ground rent.........................       13       13         --         --        13       13         --         --
                                      -------   ------     ------     -------   ------   ------     ------     ------
        Total expenses..............    4,500    4,663       (163)      (3.5)    4,082    4,663       (581)     (12.5)
                                      -------   ------     ------     -------   ------   ------     ------     ------
Income before allocation to minority
  interests and income from
  investment in unconsolidated joint
  ventures..........................    5,855    2,481      3,374      136.0     4,430    2,481      1,949       78.6
Minority interests..................     (119)     (84)       (35)      41.7      (119)     (84)       (35)      41.7
Income from investment in
  unconsolidated joint ventures.....      374      363         11        3.0       374      363         11        3.0
                                      -------   ------     ------     -------   ------   ------     ------     ------
Net income..........................  $ 6,110   $2,760     $3,350      121.4%   $4,685   $2,760     $1,925       69.7%
                                      =======   ======     ======     =======   ======   ======     ======     ======
Property revenues less property
  operating expenses before
  depreciation and amortization,
  general and administrative, ground
  rent and interest expense.........  $ 8,233   $5,324     $2,909       54.6%   $6,536   $5,324     $1,212       22.8%
                                      =======   ======     ======     =======   ======   ======     ======     ======

  COMPARISON OF THE NINE MONTHS ENDED SEPTEMBER 30, 1999 TO SEPTEMBER 30, 1998

     The table below represents selected operating information for the Total Portfolio and the Core Portfolio consisting of 16 Parking Facilities acquired prior to January 1, 1998.

                                               TOTAL PORTFOLIO                           CORE PORTFOLIO
                                   ---------------------------------------   ---------------------------------------
                                                       INCREASE/      %                          INCREASE/      %
     (DOLLARS IN THOUSANDS)         1999      1998     (DECREASE)   CHANGE    1999      1998     (DECREASE)   CHANGE
---------------------------------  -------   -------   ----------   ------   -------   -------   ----------   ------
Property revenues................  $28,026   $20,985     $7,041      33.6%   $24,338   $20,985     $3,353      16.0%
Interest/dividend income.........      172        39        133     341.0         41        39          2       5.1
                                   -------   -------     ------     -----    -------   -------     ------     -----
        Total revenues...........   28,198    21,024      7,174      34.1     24,379    21,024      3,355      16.0
                                   -------   -------     ------     -----    -------   -------     ------     -----
Interest expense.................    2,430     4,117     (1,687)    (41.0)     2,305     4,117     (1,812)    (44.0)
Depreciation and amortization....    4,981     4,127        854      20.7      4,191     4,127         64       1.6
Property operating expenses......    6,065     5,684        381       6.7      5,904     5,684        220       3.9
Ground rent......................       38        38         --        --         38        38         --        --
General and administrative.......      125        71         54      76.1        124        71         53      74.7
                                   -------   -------     ------     -----    -------   -------     ------     -----
        Total expenses...........   13,639    14,037       (398)     (2.8)    12,562    14,037     (1,475)    (10.5)
                                   -------   -------     ------     -----    -------   -------     ------     -----
Income before allocation to
  minority interests and income
  from investment in
  unconsolidated joint
  ventures.......................   14,559     6,987      7,572     108.4     11,817     6,987      4,830      69.1
Minority interests...............     (312)     (228)       (84)     36.8       (312)     (228)       (84)     36.8
Income from investment in
  unconsolidated joint
  ventures.......................    1,141     1,474       (333)    (22.6)     1,141     1,474       (333)    (22.6)
                                   -------   -------     ------     -----    -------   -------     ------     -----
Net income.......................  $15,388   $ 8,233     $7,155      86.9%   $12,646   $ 8,233     $4,413      53.6%
                                   =======   =======     ======     =====    =======   =======     ======     =====
Property revenues less property
  operating expenses before
  depreciation and amortization,
  general and administrative,
  ground rent and interest
  expense........................  $21,961   $15,301     $6,660      43.5%   $18,434   $15,301     $3,133      20.5%
                                   =======   =======     ======     =====    =======   =======     ======     =====

LIQUIDITY AND CAPITAL RESOURCES

LIQUIDITY

     Net cash provided from operations represents the primary source of liquidity to fund distributions, debt service, recurring capital costs and non-revenue enhancing tenant improvements. In order to qualify as a REIT for federal income tax purposes, the Company must distribute at least 95% of its REIT taxable income (excluding capital gains) annually. Accordingly, the Company currently intends to continue to make, but has not contractually bound itself to make, regular quarterly distributions to holders of Common Shares/Units and preferred shares. Subject to the foregoing, the Company has established annual distribution rates as follows:

     - $1.68 per annum per Common Share/Unit

     - 8.98% per annum ($2.245 per share) for each Series A Preferred Share

     - 5.25% per annum ($2.625 per share) for each Series B Preferred Share

     - 8.625% per annum ($2.15625 per share) for each Series C Preferred Share.

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

DEBT FINANCING

     The table below summarizes the mortgage debt, unsecured notes and lines of credit indebtedness outstanding at September 30, 1999 and December 31, 1998, including a net premium on mortgage debt and unsecured notes (net of accumulated amortization of approximately $4.0 million and $2.7 million) of approximately $10.8 million and $17.8 million, respectively, recorded in connection with the Consolidation, debt assumed in connection with certain of the Company's acquisitions, and issuance of unsecured notes.

                                                              SEPTEMBER 30,    DECEMBER 31,
                   (DOLLARS IN THOUSANDS)                         1999             1998
------------------------------------------------------------  -------------    ------------
DEBT SUMMARY:
BALANCE
  Fixed rate................................................   $5,418,163       $4,739,018
  Variable rate.............................................      690,660        1,286,387
                                                               ----------       ----------
          Total.............................................   $6,108,823       $6,025,405
                                                               ==========       ==========
PERCENT OF TOTAL DEBT:
  Fixed rate................................................         88.7%            78.7%
  Variable rate.............................................         11.3%            21.3%
                                                               ----------       ----------
          Total.............................................        100.0%           100.0%
                                                               ==========       ==========
EFFECTIVE INTEREST RATE AT END OF PERIOD:
  Fixed rate................................................          7.2%             7.3%
  Variable rate.............................................          6.2%             6.4%
                                                               ----------       ----------
          Effective interest rate...........................          7.1%             7.1%
                                                               ==========       ==========

     A majority of the variable rate debt shown above bears interest at an interest rate based on LIBOR.

MORTGAGE FINANCING

     As of September 30, 1999, the Company's total mortgage debt (excluding the Company's share of unconsolidated debt of approximately $162.7 million) consisted of approximately $1.8 billion of fixed rate debt with an effective interest rate of approximately 7.6% and $73.8 million of variable rate debt based on various spreads over LIBOR. The Company's mortgage debt at September 30, 1999 will mature as follows:

(Dollars in thousands)
--------------------------------------------------------------------------
1999........................................................    $    5,903
2000........................................................       186,399
2001........................................................       198,088
2002........................................................        75,111
2003........................................................       186,573
Thereafter..................................................     1,174,098
                                                                ----------
Subtotal....................................................     1,826,172
Net premium (net of accumulated amortization of $4.2
  million)..................................................        10,751
                                                                ----------
          Total.............................................    $1,836,923
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

CREDIT FACILITIES

  Line of Credit

     The $1.0 Billion Credit Facility matures on May 29, 2001. The interest rate is based on the Company's investment grade credit rating on its unsecured debt and is currently LIBOR plus 60 basis points with a quarterly facility fee equal to 20 basis points of the entire facility. In addition, a competitive bid option, whereby the lenders participating in the facility bid on the interest rate to be charged, is available for up to $350 million of the facility. The amount outstanding on the $1.0 Billion Credit Facility as of October 29, 1999 was approximately $726.8 million.

UNSECURED NOTES

     The table below summarizes the Company's unsecured notes as of September 30, 1999:

TRANCHE                                          AMOUNT       STATED RATE    EFFECTIVE RATE(1)
-------                                        -----------    -----------    -----------------
                                               (Dollars in
                                               thousands)
3 Year Notes due 2002(2).....................  $  200,000         6.4%              6.6%
 4 Year MOPPRS due 2002(3)...................     250,000         6.4%              6.3%
 5 Year Notes due 2003.......................     300,000         6.4%              6.8%
 5 Year Notes due 2004(2)....................     300,000         6.5%              6.7%
 6 Year Notes due 2004.......................     250,000         6.5%              6.7%
 7 Year Notes due 2004.......................      30,000         7.2%              7.3%
 7 Year Notes due 2005.......................     400,000         6.6%              7.0%
 8 Year Notes due 2005.......................      50,000         7.4%              7.7%
 9 Year Notes due 2006.......................      50,000         7.4%              7.7%
 9 Year Notes due 2007(4)....................     300,000         6.8%              6.8%
 10 Year Notes due 2007......................      50,000         7.4%              7.7%
 10 Year Notes due 2008......................     300,000         6.8%              7.0%
 10 Year Notes due 2009(2)...................     500,000         6.8%              6.9%
 20 Year Notes due 2018......................     250,000         7.3%              7.6%
 30 Year Notes due 2028......................     225,000         7.3%              7.3%
 30 Year Notes due 2029(5)...................     200,000         7.5%              7.6%
                                               ----------         ---               ---
          Subtotal...........................  $3,655,000         6.8%              7.0%
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

  Restrictions and Covenants

     Agreements or instruments relating to the unsecured notes and the $1.0 Billion Credit Facility contain certain restrictions and requirements regarding total debt to assets ratios, secured debt to total assets ratios, debt service coverage ratios, minimum ratio of unencumbered assets to unsecured debt and other limitations.

EQUITY SECURITIES

     During the three months ended September 30, 1999, 12,128 share options were exercised and 165,020 Units were redeemed into Common Shares on a one-for-one basis. On July 26, 1999, 9,047,291 Common Shares were released from escrow pursuant to the provisions of the Merger Agreement, Plan of Liquidation and Escrow Agreements entered into at the time of the Consolidation and 5,978,010 of such Common Shares were cancelled. Inasmuch as the retired shares represent indirect interests in the Operating Partnership which were re-allocated from the Company (thereby decreasing the number of Common Shares outstanding) to other Unitholders (thereby increasing the number of Units owned by partners other than the Company), the total number of outstanding Units did not change as result of this reallocation. This reallocation did not change the amount of fully diluted Common Shares and Units outstanding.

CAPITAL IMPROVEMENTS

     The Company takes capital improvements and revenue enhancing tenant improvements into consideration at the time of acquisition in determining the amount of equity and debt financing required to purchase the property and fund the improvements. Therefore, capital improvements made in the year of acquisition and the two following years are treated separately from typical recurring capital expenditures, non-revenue enhancing tenant improvements and leasing commissions required once these Properties have reached stabilized occupancy, and deferred maintenance and renovations planned at the time of acquisition have been completed. Capital improvements (including tenant improvements and leasing commissions for shell space) for the nine months ended September 30, 1999 were approximately $23.1 million or $0.30 per square foot. These amounts exclude capital and tenant improvements of approximately $77.9 million for developments.

     The Company considers capital expenditures to be recurring expenditures relating to the ongoing maintenance of the Office Properties. The table below summarizes capital expenditures for the nine months ended September 30, 1999. The capital expenditures set forth below are not necessarily indicative of future capital expenditures.


Number of Office Properties................................      285
Rentable square feet (in millions).........................     76.2
Capital expenditures per square foot.......................    $0.11

TENANT IMPROVEMENTS AND LEASING COMMISSION COSTS

     The Company distinguishes its tenant improvements and leasing commissions between those that are revenue enhancing (i.e., required for space which is vacant at the time of acquisition or that has been vacant for nine months or more) and non-revenue enhancing (i.e., required to maintain the revenue being generated from currently leased space). The table below summarizes the revenue enhancing and non-revenue enhancing tenant improvements and leasing commissions for the nine months ended September 30, 1999. The tenant improvement and leasing commission costs set forth below are presented on an aggregate basis and do not reflect significant regional variations and, in any event, are not necessarily indicative of future tenant improvements and leasing commission costs:

                                                              FOR THE NINE MONTHS ENDED
(DOLLARS IN THOUSANDS)                                          SEPTEMBER 30, 1999 (1)
------------------------------------------------------------  --------------------------
Number of Office Properties.................................               285
Rentable square feet (in millions)..........................              76.2
Revenue enhancing tenant improvements and leasing
  commissions:
  Amounts (in thousands)....................................           $16,606
  Per square foot improved..................................           $ 19.61
  Per total square foot.....................................           $   .29
Non-revenue enhancing tenant improvements and leasing
  commissions:
Renewal space:
  Amounts (in thousands)....................................           $23,329
  Per square foot improved..................................           $  6.84
  Per total square foot.....................................           $   .41
Retenanted space:
  Amounts (in thousands)....................................           $34,613
  Per square foot improved..................................           $ 13.19
  Per total square foot.....................................           $   .61
                                                                       -------
Total non-revenue enhancing (in thousands)..................           $57,942
Per square foot improved....................................           $  9.61
Per total square foot.......................................           $  1.02

---------------

(1) The per square foot calculations as of September 30, 1999 are calculated taking the total dollars anticipated to be incurred on tenant improvements for tenants taking occupancy during the nine months ended September 30, 1999, divided by the total square footage being improved or total building square footage. The actual amounts incurred for the nine months ended September 30, 1999 for revenue enhancing, non-revenue enhancing renewal and retenanted space are summarized below:

(Dollars in thousands)
-------------------------------------------------------------------------
Revenue enhancing................................          $14,341
Non-revenue enhancing renewal....................          $15,662
Non-revenue enhancing retenanted.................          $36,881

DEVELOPMENT

     In connection with the Beacon Merger and other acquisitions, the Company acquired certain Properties that are currently in various stages of development or pre-development. The Company funds these developments with proceeds from working capital and the credit facilities. Specifically identifiable direct and indirect acquisition, development and construction costs are capitalized including, where applicable, salaries and related costs, real estate taxes, interest and certain pre-construction costs essential to the development of a property. As of September 30, 1999, the Company had incurred approximately $198.4 million of costs in connection with the Properties being developed. The Properties under development as of September 30, 1999 are as follows:

                                                                             ESTIMATED
                                                                             RENTABLE                        TOTAL
                                               ESTIMATED PLACE IN   PERCENT   SQUARE                       ESTIMATED
PROPERTY                    LOCATION            SERVICE DATE (A)    LEASED    FOOTAGE    COSTS INCURRED    COSTS (A)
--------                    --------           ------------------   -------  ---------   --------------   ------------
                                                                                            (Dollars in thousands)
Prominence in Buckhead (b)  Atlanta, GA             3Q/1999           47%     424,635       $ 66,486      $     87,000
Reston Town Center Garage   Reston, VA              4Q/1999           N/A         (c)          8,794            13,000
150 California              San Francisco, CA       1Q/2000           11%     201,554         35,483            66,000
John Marshall III           McLean, VA              1Q/2000          100%     180,000         35,593            48,000
Riverside Center            Newton, MA              2Q/2000           0%      494,710         51,953           112,000
                                                                             ---------      --------      ------------
        Total                                                                1,300,899      $198,309(d)   $    326,000
                                                                             =========      ========      ============

     In addition, the Company has entered into an agreement to acquire the following property upon completion:

                                                                           ESTIMATED
                                                                           RENTABLE                       TOTAL
                                             ESTIMATED PLACE IN   PERCENT   SQUARE                      ESTIMATED
PROPERTY                  LOCATION            SERVICE DATE (A)    LEASED    FOOTAGE    COSTS INCURRED   COSTS(A)
--------                  --------           ------------------   -------  ---------   --------------   ---------
                                                                                         (Dollars in thousands)
World Trade Center (e)    Seattle, WA             1Q/2000          100%     186,787         $ 66        $ 39,000
                                                                            =======         ====        ========

     The above transaction is contingent upon certain terms and conditions as set forth in its purchase agreement. There can be no assurance that this transaction will be consummated as described above.

     In addition, the Company has entered into separate joint ventures to develop the following properties:

                                                                            ESTIMATED
                                                                            RENTABLE                       TOTAL
                                              ESTIMATED PLACE IN   PERCENT   SQUARE                      ESTIMATED
PROPERTY                   LOCATION            SERVICE DATE (A)    LEASED    FOOTAGE    COSTS INCURRED   COSTS(A)
--------                   --------           ------------------   -------  ---------   --------------   ---------
                                                                                          (Dollars in thousands)
Sunset North Corporate
Campus (f)                 Bellevue, WA            4Q/1999           53%     460,663       $69,735       $ 81,000
Three Bellevue Center (g)  Bellevue, WA            2Q/2000           19%     471,635        22,309         72,000
                                                                            ---------      -------       --------
        Total                                                                932,298       $92,044       $153,000
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

(b) The Total Estimated Cost of this property excludes a vacant land parcel valued at approximately $7.8 million. This property was acquired on July 13, 1999 and is currently undergoing lease-up.

(c) This property is a parking facility that will consist of approximately 530 parking spaces and 34,700 square feet of retail space.

(d) Includes $2,303 related to deferred leasing costs. Deferred leasing costs are classified separately on the Company's balance sheet.

(e) The Company expects to acquire this property upon full occupancy in 2000.

(f) The Costs Incurred and Total Estimated Costs reflect the Company's 80% interest in this project including the Company's share of the development loan. The total cost of the project including the joint venture partner's share is approximately $101 million of which $68 million will be funded by a development loan. The Company's share of the development loan outstanding at September 30, 1999 is approximately $42.4 million.

(g) The Costs Incurred and Total Estimated Costs reflect the Company's 80% interest in this project including the Company's pro-rata share of the development loan. The total cost of the project including the joint venture partner's share is approximately $90 million of which up to $60 million will be funded by a development loan. The Company's share of the development loan outstanding at September 30, 1999 is approximately $.8 million.

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

  THE YEAR 2000 PROGRAM

     In the early months of 1998, the Company formed a Year 2000 committee for the purpose of creating a program (the "Program") to identify, understand and address the myriad of issues associated with the Y2K problem. Such committee is comprised of representatives from senior management and various departments at the home and regional offices, including the legal, engineering, telecommunications, information technology and office services departments. Due to the wide-ranging implications of the Y2K problem, management decided to carry out the Program in multiple phases during 1998 and the remainder of 1999. What follows is a description of the activities that have been or are expected to be conducted in each phase of the Program, including a summary of the results obtained to date and a time table for completion. Although many of the phases of the Program are being carried out simultaneously, the various phases will be discussed separately.

PHASE ONE -- ASSESSING THE COMPANY'S Y2K READINESS

     The initial step in assessing the Company's Y2K readiness consisted of conducting a study to identify any systems and applications (collectively referred to as "systems") that are date sensitive and, accordingly, could have potential Y2K problems. The study included an examination of information technology and non-information technology systems at the Company's home and regional offices and at the Company's Properties. The initial step of identifying potentially problematic systems was completed by the Company's Information Systems department, building engineers and third party consultants through a combination of physical inspections and informational interviews with Company employees.

     After identifying systems that could have a potential Y2K problem, the second step of Phase I focused on determining which of the systems actually have a Y2K problem. Much of the required information was within the exclusive control of the Company's vendors and manufacturers, who were contacted through standard form letters and telephone calls requesting information. In many cases, information was also available on vendor and manufacturer web sites. Even if a particular system was represented to be Y2K ready or compliant, the Company, in many cases, did not consider the system to be Y2K ready until after the Company confirmed the system's readiness by independent validation testing. The Company currently plans to perform, or has already performed, validation testing for: (i) all Building Management Systems (described below); and (ii) with limited exceptions, all information systems (described below) whose failure could have a catastrophic effect on the daily operation of the Company. A standard questionnaire was developed for the purpose of assessing the need to perform validation testing on information systems whose failure could have a significant adverse effect on the daily operation of any of the Company's departments. Based on the results of the questionnaire, the Company elected to perform validation testing on certain systems that received a criticality rating of significant. The decision of whether or not to perform validation testing took into consideration a number of factors, including the reliability of vendor information with respect to the system's Y2K readiness, the likelihood of a system failure and the availability of workarounds. In addition to examining the Company's systems for Y2K readiness, the Company continues to assess the progress of the Building Owners and Managers Association ("BOMA"), the General Services Administration ("GSA") and other industry leaders that are monitoring the compliance efforts of the major utility and telecommunications companies. The following is a summary of the Phase One results obtained to date.

  BUILDING MANAGEMENT SYSTEMS

     The Company has identified six categories of building management systems in which it has the most exposure to potential Y2K problems. These categories include:

     - Building automation (e.g. energy management, HVAC)

     - Security card access

     - Fire and life safety

     - Elevator

     - Garage revenue control

     - Telephone

     In the last quarter of 1998, the Company completed a preliminary Y2K readiness study of the building management systems outlined above at each of the Company's Properties. Based upon this study, the Company elected to upgrade or replace specific building management systems that were represented not to be Year 2000 ready or compliant. The estimated cost of such upgrades and replacements is described in the Phase Two summary that follows. It is possible that independent testing of the building management systems may reveal the need for additional upgrades and replacements. As of October 26, 1999, the Company has completed validation testing for approximately 92% of the Building Management Systems. It should be noted that the garage revenue control systems for the Equity Capital Holdings parking garages were inventoried, assessed and tested separate from the Building Management Systems for the remainder of the Company. The inventory and assessment phase for these systems was completed in the third quarter of 1999. Validation testing was successfully completed in October, 1999.

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

     The Company replaced the general ledger component of the MRI system during Third Quarter 1999 to a new JD Edwards implementation. The software is certified by the vendor to be fully Y2K compliant and is known to have successfully been tested for Y2K compliance by other companies. Based on the available information, Management concluded that additional Y2K testing of this system was not warranted. Accounts

Payable and Property Management modules of the JD Edwards software are currently being prepared for future implementation. Those modules within MRI will continue to be used until such replacement occurs.

NETWORK OPERATING SYSTEMS

     Management believes that the network operating systems on its servers are currently 100% Y2K ready. All servers have to date been upgraded with a software patch from the software manufacturer. There has very recently been a general industry communication from the manufacturer, however, indicating possible Y2K problems under certain circumstances. They are also providing additional software patches to address these situations. Although it is considered unlikely that these limited situations will affect the Company, this will continue to be monitored and dealt with in the most appropriate manner prior to December 31, 1999.

  DESKTOP SOFTWARE

     Management believes that all of the Company's desktop systems and software applications have been reviewed. Management has identified those that are not in compliance and compiled a list of necessary upgrades. The efforts to ready the Company's desktop systems for Y2K are being directed towards a broader Company initiative referred to as EO2000. As part of the EO2000 program, the Company currently intends to install Windows NT and Microsoft Office 97 on all field and home office desktop systems. It is currently anticipated that all field installations will be completed by the end of November 1999. The Company does not intend to install Windows NT in the corporate office until the first and second quarters of 2000. As such, a software patch will be installed to upgrade the Windows95 operating system currently used in the corporate office and to install Microsoft Office97 software.

     The Company's time frame for EO 2000 is expected to be as follows:

     - Systems (hardware and software) testing for Y2K readiness -- Complete

     - Install updated software that will also provide Y2K readiness -- In Progress

     - Complete installation/full Y2K readiness at Company
       Properties -- November 1999

     - Complete installation of software patches at corporate office -- November 1999

  SECONDARY INFORMATION SYSTEMS

     The Company's "secondary" information systems include, but are not limited to: payroll, human resources, fixed-asset system, forecasting modeling software, and all types of internally developed software, such as the Company's budget program and tenant-services system. The Company has retained a third party consultant to assist in identifying and assessing the readiness of its information systems, including the secondary systems. As mentioned above, the Company tested a number of the systems, including secondary systems, that were represented by the vendors or manufacturers to be Year 2000 ready or compliant. With limited exceptions, all systems that received a criticality rating of catastrophic will be (or have been) tested. In addition, based on the results of questionnaires referred to above, the Company elected to perform validation testing on certain systems that received a criticality rating of significant.

  TELECOMMUNICATION SYSTEMS

     Management generally believes that the Company's internal telephone system is not date sensitive and should not be materially affected by Y2K problems. Although there could be some convenience issues such as inaccurate voice-mail message date stamps, such problems are not expected to be material and, in large part, should be corrected prior to the year 2000.

     As a further note, a recent management decision was made to purchase and install a new telephone system for the Corporate office. Plans are well under way to install and convert to the new system (confirmed by the manufacturer to be Y2K compliant) during the fourth quarter of 1999.

PHASE TWO -- DETERMINING THE COST OF ACHIEVING Y2K READINESS AND IMPLEMENTING THE Y2K ACTION PLAN

     Based upon the preliminary studies that were completed in January 1999, the Company budgeted approximately $7.4 million for the upgrade and replacement of building management systems having potential Y2K related problems. As of October 26, 1999, it appears that the actual cost will be closer to $4.5 million. This amount equates to an average of approximately $.06 per rentable square foot at each of the Company's Properties and does not include any costs to upgrade or replace garage revenue control systems in the Equity Capital Holdings parking garages. The Company spent approximately $.3 million in connection with the assessment and testing of the Equity Capital Holdings parking garage revenue control systems. In addition, approximately $1.1 million was spent to upgrade and replace garage revenue control systems. Although the upgrade or replacement of garage revenue control systems corrected potential Y2K problems, many of the systems were previously scheduled for replacement and the correction of potential Y2K problems was not the primary reason for the upgrade or replacement of the systems. It is management's belief that, with respect to the Company's Office Properties, a large part of the cost of bringing the building management systems into compliance will be considered to be reimbursable to the Company under most tenant leases or is being incurred as part of a broader initiative to improve building operating systems.

     The estimated cost of the EO2000 initiative is $5.5 million. The primary purpose of EO2000 is to provide consistency across the Company, lower support costs and provide for a standard operating system that will allow the Company to efficiently roll out new systems and applications that are strategic to the Company's business operations. Although the implementation of EO2000 will correct some potential Y2K problems, the correction of such problems was not the primary motivation behind the EO2000 initiative. The Company is still in the process of completing Phases One and Two of the Program with respect to Information Systems. Approximately $.3 million was spent in Phase I to identify Information Systems that could have potential Y2K problems and to obtain information from the vendors and manufacturers of such systems concerning Y2K readiness. The Company currently projects that it will cost approximately $.65 million to complete testing, validation and remediation of all corporate and desktop Information Systems.

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

FAILURE OF BUILDING MANAGEMENT SYSTEMS

     Management believes that the Y2K risks to the Company's financial condition and operation associated with a failure of building management systems is immaterial due to the fact that most building management systems can be operated in a manual or by-pass mode, thereby negating the Y2K problem until it can be corrected. In addition, each of the Company's Properties has, for the most part, separate building management systems. Accordingly, a Y2K problem that is experienced at one Property should have no effect on other Properties. In addition, based upon the study results received to date, management believes that the Company will have sufficient time to correct those system problems within its control before the year 2000. The Company has currently performed testing of building systems for approximately 92% of the Company's Properties. There are several installation or upgrades that remain to be performed and testing of the new or upgraded systems will continue throughout 1999.

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

  DOOMSDAY SCENARIO

     The Company is aware of the view that the world's Y2K problem, if uncorrected, may result in an economic crisis of global proportions. The Company is unable to determine whether such predictions are true or false. As mentioned above, the Company expects that the nature of its income (rent from good credit tenants under long term leases) should serve as a hedge against any short term disruptions of business. However, if the doomsday scenarios prove true, all companies (including Equity Office Properties Trust) will experience the effects.

PHASE FOUR  -- DEVELOPING CONTINGENCY PLANS

     A Y2K Operating Contingency Plan template and Y2K Systems Contingency Plan template have been completed and distributed to all of the Company Properties. The Operating Contingency Plan addresses a variety of issues involved with the operation of the Company Properties, including a plan for communicating with our tenants pre-millennium and post-millennium. The Systems Contingency Plan focuses on a potential failure of building management systems. Based upon the templates, the Company's office building managers and engineers will develop building specific contingency plans. Upon completion, the individual building plans will be subject to review and approval by each Regional Vice President of Management and Regional Engineer. As of October 26, 1999, approximately 75% of the contingency plans have been completed and submitted to the Regional Vice Presidents of Management and Regional Engineers for review and approval. In certain instances (e.g. third party operated garages), the Company has requested that contingency plans be prepared by the third party managers for review and approval by the Company. The determination of whether or not to develop contingency plans for specific information systems was made on a case-by-case basis based upon the criticality rating of the individual system (i.e. catastrophic or significant), the results of the standard questionnaire referred to above and the likelihood that a contingency plan could be successfully implemented. Using this criterion, the Company has decided to develop contingency plans for 16 separate systems.

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

     The following table reflects the calculation of the Company's Funds from Operations for the three months ended September 30, 1999 and 1998 on a historical basis:

                                                                THREE MONTHS ENDED
                                                                   SEPTEMBER 30,
                                                              -----------------------
(DOLLARS IN THOUSANDS)                                          1999          1998
------------------------------------------------------------  ---------     ---------
Income before allocation to minority interests, income from
investment in unconsolidated joint ventures and
extraordinary items.........................................  $ 106,153     $  96,176
Add back (deduct):
  (Income) allocated to minority interests for partially
     owned properties.......................................       (500)         (572)
  Income from investment in unconsolidated joint ventures...      3,031         3,129
  Depreciation and amortization (real estate related).......     91,171        80,388
  Net amortization of discount/premium on mortgage debt.....         77           285
  Put option settlement.....................................     (4,627)           --
  Preferred distributions...................................    (10,907)       (8,427)
                                                              ---------     ---------
Funds from Operations(1)....................................    184,398       170,979
  Less deferred rental revenue..............................    (17,122)      (17,686)
  Plus deferred rental expense..............................        466           654
                                                              ---------     ---------
Adjusted Funds from Operations..............................  $ 167,742     $ 153,947
                                                              =========     =========
Cash Flow Provided By (Used For):
  Operating Activities......................................  $ 177,750     $ 160,449
  Investing Activities......................................  $(126,977)    $(650,384)
  Financing Activities......................................  $ (66,941)    $ 577,540
Ratio of earnings to combined fixed charges and preferred
  share distributions.......................................        1.8           1.8

     The following table reflects the calculation of the Company's Funds from Operations for the nine months ended September 30, 1999 and 1998 on a historical basis:

                                                                 NINE MONTHS ENDED
                                                                   SEPTEMBER 30,
                                                              -----------------------
(DOLLARS IN THOUSANDS)                                          1999         1998
------------------------------------------------------------  ---------   -----------
Income before allocation to minority interests, income from
investment in unconsolidated joint ventures, net gain on
sales of real estate and extraordinary items................  $ 310,973   $   278,386
Add back (deduct):
  (Income) allocated to minority interests for partially
     owned properties.......................................     (1,398)       (1,608)
  Income from investment in unconsolidated joint ventures...      8,081         8,155
  Depreciation and amortization (real estate related).......    270,402       223,386
  Net amortization of discount/premium on mortgage debt.....       (299)          816
  Put option settlement.....................................     (4,627)           --
  Preferred distributions...................................    (32,695)      (23,130)
                                                              ---------   -----------
Funds from Operations(1)....................................    550,437       486,005
  Less deferred rental revenue..............................    (48,895)      (50,406)
  Plus deferred rental expense..............................      1,582         1,960
                                                              ---------   -----------
Adjusted Funds from Operations..............................  $ 503,124   $   437,559
                                                              =========   ===========
Cash Flow Provided By (Used For):
  Operating Activities......................................  $ 518,473   $   506,140
  Investing Activities......................................  $(367,755)  $(1,926,369)
  Financing Activities......................................  $(198,049)  $ 1,331,732
Ratio of earnings to combined fixed charges and preferred
  share distributions.......................................        1.8           1.9

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Since December 31, 1998, there have been no material changes in the information regarding market risk that was provided in the Company's Form 10-K for the year ended December 31, 1998, except as provided below:

     On August 12, 1999, the Company and the WR Holders amended their put option agreement to defer to August 13, 2000 (or to August 13, 2001 at the option of the WR Holders) the exercise date for 1,717,844 of the 3,435,688 Common Shares affected by the put option agreement (a maximum exposure to the Company of approximately $54.1 million when and if this put option is exercised). The Company and the WR Holders also agreed to cancel the put option on the remaining 1,717,844 Common Shares in exchange for the Company's payment to the WR Holders of approximately $11.3 million on September 13, 1999. The payment represented the excess of (x) $31.50 over (y) $24.90 (the average price of a Common Share calculated over the five trading days immediately prior to August 13, 1999), for each of 1,717,844 Common Shares affected by the put option agreement. The portion of the amounts paid in excess of $29.10625 per Common Share totaling approximately $4.1 million were expensed by the Company. The remaining $7.2 million of the payment was recorded as a reduction to shareholders' equity.

     On August 13, 2000 (or August 13, 2001 at the option of the WR Holders), the WR Holders can require the Company to purchase all or a portion of the remaining 1,717,844 Common Shares issued to them in the acquisition at a price equal to $31.50 per Common Share. Prior to such date, if the WR Holders sell all or a portion of their Common Shares to a third party for a price less than $29.10625, then the Company is obligated to pay to the WR Holders for each Common Share sold at such lower price an amount equal to the difference between $29.10625 and such lower price, not to exceed $3.00 per Common Share. Any amounts paid by the Company as a result of such sales will be recorded as a reduction in shareholders' equity. For put options exercised as aforesaid, any amounts paid up to $29.10625 per Common Share would be reflected as a reduction in shareholders' equity; the portion of any amounts paid in excess of $29.10625 per Common Share (not to exceed $2.39375 per Common Share up to an aggregate of approximately $4.1 million) will be expensed. The $4.1 million portion of the total potential payment is being amortized by the Company on a straight-line basis over the period between August 13, 1999 and August 13, 2000.

     The Company's cash flows could decrease by up to $5.2 million if, prior to August 13, 2000, the WR Holders sell all their Common Shares to third parties. Cash flows of the Company may decrease by up to approximately $54.1 million if the WR Holders exercise their rights under the put option agreement on August 13, 2000 (or August 13, 2001, if extended at the option of the WR Holders). There will be no impact on cash flows or net income from this transaction if the put option is not exercised.

     Effective as of September 3, 1998, the Company amended its pre-existing put option agreement with the seller of the Columbus America Properties (the "CA Holder") related to 1,692,546 Units issued at acquisition. The CA Holder has the option at any time after January 1, 1999 until the earlier of (a) September 3, 2000 or (b) the date the CA Holder has converted all of its Units to Common Shares, to require the Company to purchase the Units at a price equal to $29.00 per Unit. Under the terms of the agreement, prior to September 3, 1999, the option shall be limited to an aggregate of 846,273 Units. In October, 1999, the CA Holder exercised its option to require the Company to purchase 1,675,000 Units at a price equal to $29.00 per Unit for a total of approximately $48.6 million. The Company recognized the $48.6 million payment as a reduction of minority interest and retired the Units.

     The Company also terminated four forward rate interest protection agreements during the third quarter for gross proceeds to the Company of approximately $1.4 million. The Company currently has no outstanding interest rate protection agreements.

ITEM 5. OTHER EVENTS

     On September 24, 1999, Broadband Office, Inc. ("Broadband") and the Company entered into an agreement whereby Broadband issued 2,391,180 voting common shares to the Company on September 28, 1999, in exchange for the Company's agreement to enter into telecommunications licensing agreements ("TLAs") with Broadband. Broadband is a provider of broadband data, video and voice communication services, delivered to office building tenants. The terms of the agreement require the Company to use good faith efforts to finalize and enter into TLAs with respect to certain Office Properties within a stated period of time. The Company's ownership of the common shares is contingent on the future execution of the TLAs in accordance with the agreement. The shares issued to the Company are not currently registered, and Broadband is not currently qualified as a public reporting company under the Securities Exchange Act of 1934.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits:

          (27) Financial Data Schedule

     (b) Reports on Form 8-K:

          None.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                   EQUITY OFFICE PROPERTIES TRUST

Date: November 8, 1999                                      By: /s/ STANLEY M. STEVENS
                                                   --------------------------------------------
                                                                Stanley M. Stevens
                                                            Executive Vice President,
                                                        Chief Legal Counsel and Secretary

Date: November 8, 1999                                      By: /s/ RICHARD D. KINCAID
                                                   --------------------------------------------
                                                                Richard D. Kincaid
                                                            Executive Vice President,
                                                             Chief Financial Officer