Form 10-K
period 1999-12-31
EQUITY OFFICE PROPERTIES TRUST
filed 2000-03-29
CIK 1038339

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

                     For the fiscal year ended December 31, 1999 or

         [ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                          SECURITIES AND EXCHANGE ACT OF 1934

                For the transition period from           to

                        COMMISSION FILE NUMBER: 1-13115
                         EQUITY OFFICE PROPERTIES TRUST
             (Exact name of registrant as specified in its charter)

                   MARYLAND                                      36-4151656
(State or other jurisdiction of incorporation       (I.R.S. Employer Identification No.)
                or organization)
          TWO NORTH RIVERSIDE PLAZA,                               60606
        SUITE 2100, CHICAGO, ILLINOIS                            (Zip Code)
   (Address of principal executive offices)

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

             Securities registered pursuant to Section 12(g) of the Act:
                                     (None)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

    The aggregate market value of the Common Shares held by non-affiliates of the registrant as of March 1, 2000 was $5,873,438,850.

    On March 1, 2000, 247,941,710 of the registrant's Common Shares were outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the registrant's proxy statement for the annual shareholders' meeting to be held in 2000 are incorporated by reference into Part III.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                         EQUITY OFFICE PROPERTIES TRUST

                               TABLE OF CONTENTS

                                                                         PAGE
                                                                         ----
PART I.
Item 1.    Business....................................................     3
Item 2.    Properties..................................................    33
Item 3.    Legal Proceedings...........................................    44
Item 4.    Submission of Matters to a Vote of Security Holders.........    44
PART II.
Item 5.    Market for the Registrant's Common Equity and Related
           Shareholder Matters.........................................    44
Item 6.    Selected Financial Data.....................................    45
Item 7.    Management's Discussion and Analysis of Financial Condition
           and Results of Operations...................................    48
Item 7A.   Quantitative and Qualitative Disclosure About Market Risk...    69
Item 8.    Financial Statements........................................    70
Item 9.    Changes in and Disagreements with Accountants on Accounting
           and Financial Disclosure....................................   111
PART III.
Item 10.   Directors and Executive Officers of the Registrant..........   112
Item 11.   Executive Compensation......................................   112
Item 12.   Security Ownership of Certain Beneficial Owners and
           Management..................................................   112
Item 13.   Certain Relationships and Related Transactions..............   112
PART IV.
Item 14.   Exhibits, Financial Statement Schedules, and Reports on Form
           8-K.........................................................   113

                                     PART I

ITEM 1.  BUSINESS.

                                  THE COMPANY

     As used herein, the terms "we," "us," "our," "Equity Office" or the "Company" refer to Equity Office Properties Trust, a Maryland real estate investment trust, individually or together with its subsidiaries, including EOP Operating Limited Partnership, a Delaware limited partnership (sometimes called the "Operating Partnership" or "EOP Partnership"), and our predecessors. With EOP Partnership, we were formed as a REIT to continue and expand the national office property business organized by Mr. Samuel Zell, our Chairman of the Board, and to complete the consolidation of our predecessors. We completed our initial public offering, or "IPO," on July 11, 1997. We are a fully integrated, self-managed real estate company engaged in acquiring, owning, managing and leasing office properties and parking facilities. We have elected to be taxed as a real estate investment trust, or "REIT," for federal income tax purposes and generally will not be subject to federal income tax if we distribute 100% of our taxable income and comply with a number of organizational and operational requirements.

     As of December 31, 1999, we owned or had an interest in 294 office properties containing approximately 77.0 million rentable square feet of office space (the "Office Properties") and owned 20 stand-alone parking facilities containing approximately 20,506 parking spaces (the "Parking Facilities" and, together with the Office Properties, the "Properties"). The weighted average occupancy for the Office Properties at December 31, 1999 was approximately 93.7%. The Office Properties are located in 81 submarkets in 35 markets in 23 states and the District of Columbia. The Office Properties, by rentable square feet, are located approximately 52% in central business districts ("CBDs") and 48% in suburban markets. We own all of our assets and conduct all of our operations through EOP Partnership. We owned approximately 88% of EOP Partnership as of December 31, 1999 and are its sole managing general partner. To facilitate maintenance of our qualification as a REIT for federal income tax purposes, we generally conduct the management of properties that are not wholly owned by us and our subsidiaries and certain other business activities through taxable corporations in which we own substantially all of the equity but little or no voting stock. We refer to these corporations as our "noncontrolled subsidiaries."

     Our executive offices are located at Two North Riverside Plaza, Suite 2100, Chicago, Illinois 60606, and our telephone number is (312) 466-3300.

                              ACQUISITION ACTIVITY

     During the period from 1987 through 1999, we invested approximately $12.9 billion, averaging $2.2 billion annually for the five years ended December 31, 1999, calculated on a cost basis, in acquisitions of institutional quality office properties and parking facilities throughout the United States. During the year ended December 31, 1999, we completed six acquisition transactions in which we acquired ten office properties, containing an aggregate of approximately 1.9 million square feet of rentable space and one parking facility containing 589 spaces. The aggregate consideration we paid for these acquisitions during 1999 was approximately $393.2 million, comprised of $315.5 million in cash, $24.5 million in units of limited partnership interest in EOP Partnership and $53.2 million in assumed liabilities.

              PROPOSED ACQUISITION OF CORNERSTONE PROPERTIES INC.

     On February 11, 2000, Equity Office, EOP Partnership, Cornerstone Properties Inc. ("Cornerstone") and Cornerstone Properties Limited Partnership ("Cornerstone Partnership") entered into a merger agreement where Cornerstone will merge with and into Equity Office and Cornerstone Partnership will merge with and into EOP Partnership. The total merger consideration will be approximately $4.6 billion, including the assumption of approximately $1.8 billion in debt, the payment of $1.1 billion in cash and the issuance of approximately 63.6 million new Equity Office common shares and EOP Partnership units. Cornerstone common stockholders may elect to receive $18.00 per share in cash, plus any accrued but unpaid dividends, or

0.7009 of an Equity Office common share based on a prevailing transaction price of $25.68125 per Equity Office common share, subject to proration. Cornerstone's convertible preferred stockholders will receive $18.00 per share in cash. Cornerstone Partnership unitholders will receive 0.7009 units of EOP Partnership, plus any accrued but unpaid distributions. We intend to finance the $1.1 billion cash portion of the purchase price by obtaining additional term loans, issuing unsecured notes or amending our existing line of credit.

     The merger is expected to be completed in the third quarter of 2000 and is subject to the approval of Equity Office shareholders and Cornerstone stockholders and other customary conditions. Cornerstone is a fully integrated REIT and currently owns 86 office properties in the U.S. totaling over 18.5 million square feet, and has an additional $884 million of projects under development. If the merger is completed, we will own approximately 380 office properties consisting of approximately 95.5 million square feet.

                          RECENT FINANCING TRANSACTION

     On March 21, 2000, EOP Partnership issued $500 million in unsecured notes due March 2006. The $500 million notes have a fixed coupon rate of approximately 8.4% per annum and an effective rate of approximately 8.5% per annum. We received net proceeds of approximately $496.2 million, which were used to paydown our line of credit.

                         BUSINESS AND GROWTH STRATEGIES

     Our primary business objective is to achieve sustainable long-term growth in cash flow and portfolio value. We intend to achieve this objective by owning and operating institutional quality office buildings and providing a superior level of service to tenants across the United States. We have historically supplemented this strategy through our ownership of Parking Facilities and intend, in the future, to supplement further this strategy through Access, a strategic business service unit that provides office space customers access to business products and services.

     INTERNAL GROWTH.  We believe that our future internal growth will come from
(a) lease up of vacant space, (b) tenant roll-over at increased rents where market conditions permit, (c) repositioning of certain properties which have not yet achieved stabilization, (d) ancillary revenues generated from providing business products and services to tenants through Access, (e) reduction of various expenses as a percentage of revenues, and (f) capital market efficiencies.

     As of December 31, 1999, 4.9 million rentable square feet of our office property space was vacant. During the period from December 31, 1999 through December 31, 2004, 5,364 leases for 44.8 million rentable square feet of space are scheduled to expire. As of December 31, 1999, the average rent for this space was $24.55 per square foot. The actual rental rates at which available space will be relet will depend on prevailing market factors at the time.

     We own various undeveloped land on which office space could be developed, assuming our receipt of all necessary permits and licenses. Our policy is to develop land only when market conditions warrant. Although we may develop certain properties ourselves, a portion of this activity may be conducted with joint venture partners.

     EXTERNAL GROWTH. Assuming that capital is available to us on reasonable terms, we expect to actively pursue, over the long term, acquisitions of additional office properties. Properties may be acquired separately or as part of a portfolio, and may be acquired for cash and/or in exchange for our equity or debt securities. Such acquisitions may be customary real estate transactions, joint ventures, and/or mergers or other business combinations.

                                   EMPLOYEES

     As of December 31, 1999, we had approximately 1,733 employees providing in-house expertise in:

     -  property management
     -  real estate services
     -  leasing
     -  finance
     -  tax
     -  acquisition
     -  development
     -  disposition
     -  marketing
     -  accounting
     -  information systems
     -  law

     Our five most senior executives have an average tenure of 9.5 years with us or our affiliates and an average of 21 years experience in the real estate industry.

                  EXECUTIVE AND SENIOR OFFICERS OF THE COMPANY

     The following executive and senior officers of Equity Office currently hold the offices indicated.

NAME                     AGE                          OFFICE HELD
-----------------------  ---  -----------------------------------------------------------
Timothy H. Callahan....   49  President and Chief Executive Officer
Richard D. Kincaid.....   38  Executive Vice President and Chief Financial Officer
Michael A. Steele......   53  Executive Vice President -- Real Estate Operations and
                              Chief Operating Officer
Stanley M. Stevens.....   51  Executive Vice President, Chief Legal Counsel and Secretary
David A. Helfand.......   35  Executive Vice President -- New Business Development
Peter H. Adams.........   53  Senior Vice President -- Pacific Region
Stephen M. Briggs......   41  Senior Vice President -- Financial Reporting and Accounting
Sybil J. Ellis.........   46  Senior Vice President -- Real Estate Investments
Maureen O. Fear........   43  Senior Vice President -- Treasurer
Debra L. Ferruzzi......   39  Senior Vice President and Executive Advisor
Frank Frankini.........   45  Senior Vice President -- Design & Construction
Peter D. Johnston......   43  Senior Vice President -- Southwest Region
Kim J. Koehn...........   44  Senior Vice President -- West Region
Frances P. Lewis.......   46  Senior Vice President -- Corporate Communications
Anita A. Loch..........   52  Senior Vice President -- Human Resources
Gregory S. Mancuso.....   42  Senior Vice President -- Information Systems
Diane M. Morefield.....   41  Senior Vice President -- Investor Relations
Christopher P. Mundy...   38  Senior Vice President -- Northeast Region
David H. Naus..........   44  Senior Vice President -- Real Estate Investments
Arvid J. Povilaitis....   39  Senior Vice President -- Central Region
John C. Schneider......   41  Senior Vice President -- Legal and Associate General
                              Counsel for Property Operations
Mark E. Scully.........   41  Senior Vice President -- Southeast Region
Michael E. Sheinkop....   37  Senior Vice President -- Real Estate Services

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

     David A. Helfand has been Executive Vice President -- New Business Development of the Company since February 2000 and was its Senior Vice
President -- New Business Development from July 1998 to February 2000. Mr. Helfand was Managing Director of Equity International Properties, Ltd. from December 1997 until July 1998. Mr. Helfand was Chief Executive Officer of Manufactured Home Communities, Inc. from August 1996 until December 1997 and was President of Manufactured Home Communities, Inc. from January 1995 until July 1996. From December 1992 until February 1995, Mr. Helfand was Chief Financial Officer and from March 1994 until January 1995, he was Vice President of Manufactured Home Communities, Inc. Since May 1995, Mr. Helfand has been a member of the Board of Directors of Manufactured Home Communities, Inc.

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

     Stephen M. Briggs has been Senior Vice President -- Accounting and Financial Reporting of the Company since April 1999. Mr. Briggs was Vice President -- Accounting and Financial Reporting of the Company from July 1997 until March 1999. Mr. Briggs was Vice President -- Financial Accounting of EOP, Inc. from November 1993 until July 1997.

     Sybil J. Ellis has been Senior Vice President -- Real Estate Investments of the Company since December 1999. Ms. Ellis was Senior Vice
President -- Acquisitions of the Company from March 1997 until December 1999. Ms. Ellis was Senior Vice President -- Acquisitions of EOH from July 1995 until October 1997. Ms. Ellis was Senior Vice President -- Acquisitions of EOP, Inc. from July 1994 through July 1995 and was Vice President -- Acquisitions of EOP, Inc. from November 1993 until July 1994. Ms. Ellis was Vice
President -- Acquisitions of EAM from March 1990 until October 1993.

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

     Anita A. Loch has been Senior Vice President -- Human Resources of the Company since January 1999. Ms. Loch was Vice President of Human Resources of Moore Corporation, Ltd., a manufacturer, seller and distributor of business communication products, from 1997 until December 1998. From 1992 until 1997, Ms. Loch was Vice President of Human Resources of Continental Can Europe, White Cap, Inc. Division.

     Gregory S. Mancuso has been Senior Vice President -- Information Systems of the Company since October 1998. Mr. Mancuso was Senior Vice President, Business Systems Integration Group of ERE Yarmouth, an international real estate consulting company, from 1997 until September 1998. Mr. Mancuso was Senior Vice President/CIO of The Yarmouth Group, Inc., from 1994 until 1997, and was Senior Vice President of The Yarmouth Group, Inc. from 1991 until 1994. Mr. Mancuso held various positions at The Yarmouth Group, Inc. from 1982 through 1997.

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

     David H. Naus has been Senior Vice President -- Real Estate Investments of the Company since December 1999. Mr. Naus was Senior Vice President -- Acquisitions of the Company from March 1997 until December 1999. Mr. Naus was Senior Vice President -- Acquisitions for EOH from December 1995 until October 1997. Mr. Naus was Vice President -- Acquisitions of EOH from July 1995 until December 1995. Mr. Naus was Vice President -- Acquisitions of EOP, Inc. from November 1993 until July 1995. Mr. Naus was Vice President -- Acquisitions of EAM from November 1992 until November 1993. Mr. Naus was Vice President of EAM from October 1988 until November 1992.

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

                                  RISK FACTORS

     Set forth below are the risks that we believe are material to investors who purchase or own our common or preferred shares of beneficial interest or units of limited partnership interest of EOP Partnership, which are redeemable on a one-for-one basis for common shares or their cash equivalent, at our election. We refer to the shares and/or the units as our "securities," and the investors who own shares and/or units as our "securityholders."

     WE MAY BE UNABLE TO MANAGE EFFECTIVELY OUR RAPID GROWTH AND EXPANSION INTO NEW MARKETS. We have grown rapidly since our initial public offering in July 1997. As of December 31, 1999, we owned interests in 294 office properties containing 77.0 million square feet. On a square footage basis, our office portfolio grew by 139%, from the time of our initial public offering in July 1997 through the end of 1999. If we do not effectively manage our rapid growth, we may not be able to make expected distributions to our securityholders and the market value of our securities may decline.

     OUR PERFORMANCE AND SHARE VALUE ARE SUBJECT TO RISKS ASSOCIATED WITH THE REAL ESTATE INDUSTRY. If we do not generate income sufficient to pay our expenses, service our debt and maintain our properties, we may not be able to make expected distributions to our securityholders. As a real estate company, we are susceptible to the following real estate industry risks:

     - downturns in the national, regional and local economic conditions where our properties are located;

     - local conditions such as an oversupply of office properties or a reduction in demand for office properties;

     - the attractiveness of our properties to tenants;

     - competition from other available office properties;

     - changes in market rental rates and the need to periodically repair, renovate and relet space;

     - our ability to collect rent from tenants; and

     - our ability to pay for adequate maintenance, insurance and other operating costs, including real estate taxes that may increase over time as markets stabilize, and that are not necessarily reduced when circumstances such as market factors and competition cause a reduction in income from the property.

     WE MAY BE UNABLE TO RENEW LEASES OR RELET SPACE AS LEASES EXPIRE. When our tenants decide not to renew their leases upon expiration, we may not be able to relet the space. Even if the tenants do renew or we can relet the space, the terms of renewal or reletting, including the cost of required renovations, may be less favorable than current lease terms or less favorable than the market has anticipated in the valuation of our securities. From now through December 31, 2004, leases will expire on a total of 62% of the currently occupied rentable square feet at our properties. If we are unable to promptly renew the leases or relet this space, or if the rental rates upon a renewal or reletting are significantly lower than expected rates, then our cash flow and ability to service debt and make distributions to securityholders would be adversely affected.

     NEW ACQUISITIONS MAY FAIL TO PERFORM AS EXPECTED. Assuming we are able to obtain capital on commercially reasonable terms, we intend to continue to actively acquire office properties. Newly acquired properties may fail to perform as expected. We may underestimate the costs necessary to bring an acquired property up to standards established for its intended market position.

     COMPETITION FOR ACQUISITIONS COULD RESULT IN INCREASED PRICES FOR PROPERTIES. We expect other major real estate investors with significant capital to compete with us for attractive investment opportunities. These competitors include publicly traded REITs, private REITs, investment banking firms and private institutional investment funds. This competition could increase prices for office properties.

     BECAUSE REAL ESTATE INVESTMENTS ARE ILLIQUID, WE MAY NOT BE ABLE TO SELL PROPERTIES WHEN APPROPRIATE. Real estate investments generally cannot be sold quickly. We may not be able to vary our portfolio promptly in response to economic or other conditions. This inability to respond to changes in the performance of our investments could adversely affect our ability to service debt and make distributions to our securityholders. In addition, there are limitations under the federal income tax laws applicable to REITs and agreements that we have entered into in connection with the acquisition of some of our properties that may limit our ability to sell our assets.

     SOME POTENTIAL LOSSES ARE NOT COVERED BY INSURANCE. We carry comprehensive liability, fire, extended coverage and rental loss insurance on all of our properties. There are, however, some types of losses, such as lease and other contract claims, that generally are not insured. Should an uninsured loss or a loss in excess of insured limits occur, we could lose all or a portion of the capital we have invested in a property, as well as the anticipated future revenue from the property. Nevertheless, we might remain obligated for any mortgage debt or other financial obligations related to the property.

     We carry earthquake insurance on all of our properties, including those located in California. Our earthquake policies are subject, however, to coverage limitations. We cannot guarantee that material losses in excess of insurance proceeds will not occur in the future.

     WE DO NOT CONTROL THE DECISIONS OF JOINT VENTURES OR PARTNERSHIPS IN WHICH WE HOLD LESS THAN A CONTROLLING INTEREST. We from time to time invest in joint ventures or partnerships in which we do not hold a controlling interest. These investments involve risks that are not present with assets in which we own a controlling interest, including the possibility that our co-venturers or partners might at any time have economic or other business interests or goals that are inconsistent with our business interests or goals. Because we lack a controlling interest, our co-venturers or partners may be in a position to take action contrary to our instructions or requests or contrary to our policies or objectives. There is no limitation under our organizational documents as to the amount of available funds that we may invest in joint ventures or partnerships.

     SCHEDULED DEBT PAYMENTS COULD ADVERSELY AFFECT OUR FINANCIAL CONDITION. Our business is subject to risks normally associated with debt financing. If principal payments due at maturity cannot be refinanced, extended or paid with proceeds of other capital transactions, such as new equity capital, our cash flow will not be sufficient in all years to repay all maturing debt. If prevailing interest rates or other factors at the time of refinancing, such as the possible reluctance of lenders to make commercial real estate loans, result in higher interest rates, increased interest expense would adversely affect cash flow and our ability to service debt and make distributions to our securityholders.

     WE ARE OBLIGATED TO COMPLY WITH FINANCIAL COVENANTS IN OUR DEBT THAT COULD RESTRICT OUR RANGE OF OPERATING ACTIVITIES. The mortgages on our properties contain customary negative covenants, including limitations on our ability, without the prior consent of the lender, to further mortgage the property, to enter into new leases outside of stipulated guidelines or to materially modify existing leases. In addition, our credit facility contains customary requirements to, and restrictions and other limitations on our ability to incur debt, including debt to assets ratios, secured debt to total assets ratios, debt service coverage ratios and minimum ratios of unencumbered assets to unsecured debt. The indenture under which our senior unsecured debt is issued contains financial and operating covenants including coverage ratios and limitations on our ability to incur secured and unsecured debt. These covenants will reduce our flexibility in conducting our operations and create a risk of default on our debt if we cannot continue to satisfy them.

     OUR DEGREE OF LEVERAGE COULD LIMIT OUR ABILITY TO OBTAIN ADDITIONAL FINANCING. Our debt to market capitalization ratio, which we calculate as total debt as a percentage of total debt plus the value of our preferred shares and the market value of our outstanding common shares and the outstanding units of EOP Partnership, was approximately 43.3% as of December 31, 1999. Our leverage could have important consequences to our securityholders, including affecting our ability to obtain additional financing in the future for working capital, capital expenditures, acquisitions, development or other general corporate purposes and making us more vulnerable to a downturn in business or the economy generally.

     RISING INTEREST RATES COULD ADVERSELY AFFECT OUR CASH FLOW. Advances under our credit facility bear interest at a variable rate based upon LIBOR. We may borrow additional money with variable interest rates in the future, and may enter into other transactions to limit our exposure to rising interest rates as we determine to be appropriate and cost effective. Increases in interest rates, or the loss of the benefits of hedging agreements, would increase our interest expenses, which would adversely affect cash flow and our ability to service our debt and make distributions to our securityholders.

     PROVISIONS OF OUR DECLARATION OF TRUST AND BYLAWS COULD INHIBIT CHANGES IN CONTROL. Provisions of our declaration of trust and bylaws may delay or prevent a change in control or other transaction that could provide our securityholders with a premium over the then-prevailing market price of their securities or which might otherwise be in their best interest. These include a staggered board of trustees and the share ownership limit for REIT tax purposes described below.

     WE COULD ADOPT MARYLAND LAW LIMITATIONS IN CHANGES IN CONTROL. Provisions of Maryland law prohibit "business combinations," including some issuances of equity securities, between a Maryland REIT and any person who beneficially owns ten percent or more of the voting power of its outstanding shares, or, in other words, an "interested shareholder," or any affiliate of an interested shareholder. Our board of trustees has elected to opt out of these business combinations provisions. The board of trustees may, however, repeal this election and cause us to become subject to these provisions in the future, except with respect to a securityholder who became an interested shareholder in connection with our formation in July 1997.

     WE HAVE A SHARE OWNERSHIP LIMIT FOR REIT TAX PURPOSES. Primarily to facilitate maintenance of our REIT qualification, our declaration of trust generally prohibits ownership by any single shareholder of more than 9.9%, in value or number of shares, whichever is more restrictive, of any class or series of our outstanding shares. This is referred to as the "ownership limit." The federal tax laws include complex stock ownership and attribution rules that apply in determining whether a shareholder exceeds the ownership limit. These rules may cause a shareholder to be treated as owning the shares that are actually owned by others, including family members and entities in which a shareholder has an ownership interest. Our declaration of trust permits, and in some cases requires, the board of trustees to waive or modify the ownership limit, if the board of trustees is satisfied that the waiver or modification will not jeopardize our REIT qualification. Absent a modification or waiver, shares acquired or held in violation of the ownership limit will be transferred to a trust for the exclusive benefit of a designated charitable beneficiary, and the shareholder's rights to distributions and to vote would terminate. Also, the ownership limit could delay or prevent a change in control that is opposed by the board of trustees and, therefore, could adversely affect our securityholders' ability to realize a premium over the then-prevailing market price for their securities.

     If our merger with Cornerstone Properties, Inc. is completed, our declaration of trust will be amended to include an additional ownership limit designed to help us remain qualified as a "domestically controlled REIT" for federal income tax purposes. The new ownership limit would prevent any person from acquiring our shares if the acquisition by that person would cause 43% or more of the fair market value of our issued and outstanding shares to be owned, directly or indirectly, by non-U.S. persons. The new ownership limit would not apply to any acquisition of our preferred shares that are outstanding at the time the new ownership limit becomes effective or to our common shares that are issued upon conversion of any of these preferred shares.

     WE DO NOT CONTROL OUR MANAGEMENT AND SERVICES BUSINESSES. To facilitate maintenance of our REIT qualification, we have "noncontrolled subsidiaries" that provide management and other services for properties that we do not wholly own. While we generally own at least 95% of the economic interest in the noncontrolled subsidiaries, their voting stock is owned directly or indirectly by private companies controlled by Mr. Zell or in the case of Real State Insurance Corporation and Equity Business Centers Corp., key officers of Equity Office. Therefore, we do not control the timing or amount of distributions, the management, business policies, or operation of the noncontrolled subsidiaries. As of December 31, 1999, we had seven active noncontrolled subsidiaries, including:

     - Equity Office Properties Management Corp. and Beacon Property Management Corporation, referred to as the "management companies," which manage several properties that we do not wholly own;

     - Beacon Construction Company, Inc., which provides third-party construction services;

     - Beacon Design Corp., which holds a partnership interest in the Riverside development project;

     - EOP Office Company, which owns a noncontrolling interest in Wright Runstad Associates Limited Partnership, a provider of third-party development and management services;

     - Real State Insurance Corporation which provides risk management and insurance services for our properties and whose voting stock is owned directly or indirectly by Tim Callahan, Michael Steele, Richard Kincaid, Stanley Stevens and David Helfand; and

     - Equity Business Centers Corp.,whose voting stock is owned directly or indirectly by Tim Callahan, Michael Steele, Richard Kincaid and Stanley Stevens, which owns an interest in Regus Equity Business Centers Corp., which operates business centers in our properties.

     MR. ZELL'S AFFILIATES CONTROL OUR MANAGEMENT AND SERVICES BUSINESSES AND SOME OF THE PROPERTIES WHICH WE MANAGE BUT DO NOT OWN. The management companies provide property management services and asset management services to several properties, some of which are owned or controlled by affiliates of Mr. Zell. Most of these management contracts were not negotiated on an arm's length basis. While we believe that the management fees received from these properties are at current market rates, we cannot assure our securityholders that these management fees will equal at all times those fees that would be charged by an unaffiliated third party. In this regard, Mr. Zell controls and has a substantial interest in the private company which has voting control of the management companies.

     MR. ZELL AND HIS AFFILIATES CONTINUE TO BE INVOLVED IN OTHER INVESTMENT ACTIVITIES. Although Mr. Zell entered into a noncompetition agreement at the time of our initial public offering, he and his affiliates have a broad and varied range of investment interests, including interests in other real estate investment companies. Mr. Zell's continued involvement in other investment activities could result in competition for us as well as management decisions which might not reflect the interests of our securityholders. Mr. Zell's noncompetition agreement does not apply to activities outside the United States.

     ENVIRONMENTAL PROBLEMS ARE POSSIBLE AND CAN BE COSTLY. Federal, state and local laws and regulations relating to the protection of the environment may require a current or previous owner or operator of real estate to investigate and clean up hazardous or toxic substances or petroleum product releases at that property. If unidentified environmental problems arise, we may have to make substantial payments which could adversely affect our cash flow and our ability to make distributions to our securityholders because:

     - the owner or operator may have to pay a governmental entity or third parties for property damage and for investigation and clean-up costs incurred by these parties in connection with the contamination;

     - these laws typically impose clean-up responsibility and liability without regard to whether the owner or operator knew or caused the presence of the contaminants;

     - even if more that one person may have been responsible for the contamination, each person covered by the environmental laws may be held responsible for all of the clean-up costs incurred; and

     - third parties may sue the owner or operator of a site for damages and costs resulting from environmental contamination emanating from that site.

     Environmental laws also govern the presence, maintenance and removal of asbestos. These laws require that owners or operators of buildings containing asbestos:

     - properly manage and maintain the asbestos;

     - notify and train those who may come into contact with asbestos; and

     - undertake special precautions, including removal or other abatement, if asbestos would be disturbed during renovation or demolition of a building.

     These laws may impose fines and penalties on building owners or operators who fail to comply with these requirements and may allow third parties to seek recovery from owners or operators for personal injury associated with exposure to asbestos fibers.

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

     These environmental assessments have not revealed any environmental liabilities at the properties that would require us to make payments of amounts material to our business, nor are we aware of any material environmental liability. A number of the office properties contain asbestos, but most of these buildings contain only minor amounts. We believe this asbestos is in good condition and almost none of it is easily crumbled so as to cause the release of asbestos fibers. We are currently properly managing and maintaining all of the asbestos and are following other requirements relating to asbestos. The presence of asbestos should not present a significant risk as long as compliance with these requirements continues.

     For a few of our properties, the environmental assessments note potential offsite sources of contamination such as underground storage tanks. For some of the properties, the environmental assessments note previous uses, such as the former presence of underground storage tanks. In most of these cases, follow-up soil and/or groundwater sampling has not identified evidence of significant contamination. In the few cases where contamination has been found, existing plans to mitigate and monitor the sites and/or financial commitments from some prior owners and tenants to cover costs related to mitigation should prevent the contamination from becoming a significant liability for us.

     WE ARE DEPENDENT ON OUR KEY PERSONNEL. We depend on the efforts of Mr. Zell and our executive officers, particularly Mr. Callahan. If they were to resign, our operations could be adversely affected. We do not have employment agreements with Mr. Zell or any of our executive officers.

     CONTINGENT OR UNDISCLOSED LIABILITIES ACQUIRED IN MERGERS OR SIMILAR TRANSACTIONS COULD REQUIRE US TO MAKE SUBSTANTIAL PAYMENTS. The properties which we acquired in our formation and in our 1997 merger with Beacon Properties Corporation were acquired subject to liabilities and without any recourse with respect to unknown liabilities. In addition, we have acquired numerous other properties where we have only limited recourse with respect to unknown liabilities. As a result, if liabilities were asserted against us based upon any of those properties, we might have to pay substantial sums to settle it, which could adversely affect our cash flow and our ability to service debt and make distributions to our securityholders. Unknown liabilities with respect to properties acquired might include:

     - liabilities for clean-up or remediation of undisclosed environmental conditions;

     - unasserted claims of tenants, vendors or other persons dealing with the former owners of the properties;

     - liabilities incurred in the ordinary course of business; and

     - claims for indemnification by general partners, directors, officers and others indemnified by the former owners of the properties.

     OUR EARNINGS AND CASH DISTRIBUTIONS WILL AFFECT THE MARKET PRICE OF OUR SECURITIES. We believe that the market value of a REIT's equity securities is based primarily upon the market's perception of the REIT's growth potential and the REIT's current and potential future cash distributions, and is secondarily based upon the real estate market value of the underlying assets. For that reason, our securities may trade at prices that are higher or lower than the net asset value per share. To the extent that we retain operating cash flow for investment purposes, working capital reserves or other purposes, these retained funds, while increasing the value of our underlying assets, may not correspondingly increase the market price of our securities. Our failure to meet the market's expectations with regard to future earnings and cash distributions would likely adversely affect the market price of our securities.

     MARKET INTEREST RATES MAY HAVE AN EFFECT ON THE VALUE OF OUR SECURITIES. One of the factors that investors consider important in deciding whether to buy or sell shares of a REIT is the distribution rate on the REIT's shares, considered as a percentage of the price of those shares, relative to market interest rates. If market interest rates increase, prospective purchasers of REIT shares may expect a higher distribution rate. Thus, higher market interest rates could cause the market price of our securities to go down.

     WE ARE DEPENDENT ON EXTERNAL SOURCES OF CAPITAL FOR FUTURE GROWTH. To qualify as a REIT, we must distribute to our shareholders each year at least 95% of our net taxable income, excluding any net capital gain. For taxable years beginning after December 31, 2000, this REIT distribution requirement will be 90%. Because of this distribution requirement, it is not likely that we will be able to fund all future capital needs, including for acquisitions, from income from operations. Therefore, we will have to rely on third-party sources of capital which may or may not be available on favorable terms or at all. Our access to third-party sources of capital depends on a number of things, including the market's perception of our growth potential and our current and potential future earnings. Moreover, additional equity offerings may result in substantial dilution of our shareholders' interests, and additional debt financing may substantially increase our leverage.

     IF WE FAIL TO QUALIFY AS A REIT, OUR SHAREHOLDERS WOULD BE ADVERSELY AFFECTED. We believe that we have qualified for taxation as a REIT for federal income tax purposes since 1997. We plan to continue to meet the requirements for taxation as a REIT but we cannot assure shareholders that we will qualify as a REIT. Many of the REIT requirements are highly technical and complex. The determination that we are a REIT requires an analysis of various factual matters and circumstances that may not be totally within our control. For example, to qualify as a REIT, at least 95% of our gross income must come from sources that are itemized in the REIT tax laws. We are also required to distribute to shareholders at least 95% of our REIT taxable income, excluding capital gains. For taxable years beginning after December 31, 2000, this REIT distribution requirement will be 90%. The fact that we hold our assets through EOP Partnership and its subsidiaries further complicates the application of the REIT requirements. Even a technical or inadvertent mistake could jeopardize Equity Office's REIT status. Furthermore, Congress and the IRS might make changes to the tax laws and regulations, and the courts might issue new rulings that make it more difficult, or impossible, for us to remain qualified as a REIT. We do not believe, however, that any pending or proposed tax law changes would jeopardize our REIT status.

     If we fail to qualify as a REIT, we would be subject to federal income tax at regular corporate rates. Also, unless the IRS granted us relief under statutory provisions, we would remain disqualified as a REIT for the four years following the year we first failed to qualify. If we failed to qualify as a REIT, we would have to pay significant income taxes. This would likely have a significant adverse effect on the value of our securities. In addition, we would no longer be required to make any distributions to securityholders.

     WE PAY SOME TAXES. Even if we qualify as a REIT, we are required to pay some federal, state and local taxes on our income and property. In addition, any net taxable income earned directly by the noncontrolled subsidiaries is subject to federal, state and local corporate tax. We expect that some or all of the noncontrolled subsidiaries will elect, under recently enacted REIT tax laws, to be treated as "taxable REIT subsidiaries" after December 31, 2000. A taxable REIT subsidiary will be a fully taxable corporation and will be limited in its ability to deduct interest payments made to us. In addition, we will be subject to a 100% penalty tax on some payments that we receive if the economic arrangements between us, our tenants, and the taxable REIT subsidiary are not comparable to similar arrangements between unrelated parties. See "Federal Income Tax Consequences -- Other Tax Consequences for Equity Office and Its Shareholders" and " -- Changes in the REIT Qualification Requirements."

                        FEDERAL INCOME TAX CONSEQUENCES

     The following discussion summarizes many United States federal income tax consequences relating to Equity Office and to the ownership and disposition of Equity Office common shares. If Equity Office offers one or more additional series of preferred shares or debt securities, information about any additional federal income tax consequences to holders of those preferred shares or debt securities will be included in the documents pursuant to which they are offered. Because this is a summary that is intended to address only federal income tax consequences relating to the ownership and disposition of Equity Office common shares that will apply to all shareholders, it may not contain all the information that may be important to you. As you review this discussion, you should keep in mind that:

     - the tax consequences to you may vary depending on your particular tax situation;
     - you may be subject to special rules that are not discussed below if, for example, you are:
       --  a tax-exempt organization;
       --  a broker-dealer;
       --  a non-U.S. person;
       --  a trust;
       --  an estate;
       --  a regulated investment company; or
       --  an insurance company;
       -- otherwise subject to special tax treatment under the Internal Revenue Code;
     - this summary does not address state, local, or foreign tax considerations;
     - this summary does not address all aspects of taxation that may be relevant to persons who are not citizens or residents of the United States; and
     - this discussion is not intended to be, and should not be construed as, tax advice.

     You are urged to both review the following discussion and consult with your own tax advisor to determine the effect of ownership and disposition of Equity Office common shares on your individual tax situation, including any state, local or non-U.S. tax consequences.

     The information in this section is based on the current Internal Revenue Code, current, temporary and proposed regulations, the legislative history of the Internal Revenue Code, current administrative interpretations and practices of the Internal Revenue Service, including its practices and policies as endorsed in private letter rulings, which are not binding on the Internal Revenue Service, and existing court decisions. Future legislation, regulations, administrative interpretations and court decisions could change current law or adversely affect existing interpretations of current law. Any change could apply retroactively. Except as described below in "-- Income Tests Applicable to REITs," Equity Office has not requested, and does not plan to request, any rulings from the Internal Revenue Service concerning the tax treatment of Equity Office or EOP Partnership. Thus, it is possible that the Internal Revenue Service would challenge the statements in this discussion, which do not bind the Internal Revenue Service or the courts, and that a court would agree with the Internal Revenue Service.

TAXATION OF EQUITY OFFICE AS A REIT

     GENERAL. Equity Office has elected to be taxed as a REIT under sections 856 through 860 of the Internal Revenue Code of 1986, as amended, beginning with its taxable year ended December 31, 1997. Equity Office believes that it is organized and has operated in a manner to qualify for taxation as a REIT under the Internal Revenue Code and intends to continue to operate in this manner. Qualification and taxation as a REIT depends upon Equity Office's ability to meet on a continuing basis the various qualification tests imposed on REITs by the Internal Revenue Code. Given the highly complex nature of the REIT qualification requirements, the ongoing importance of factual determinations and the possibility of future changes in circumstances of Equity Office, there is no guarantee that Equity Office has qualified as a REIT or will continue to qualify as a REIT. See "-- Failure of Equity Office to Qualify as a REIT" below. The following summary of the material aspects of the REIT qualification rules is qualified in its entirety by the applicable Internal Revenue Code provisions, Treasury Regulations, and administrative and judicial interpretations of the Internal Revenue Code, all of which are subject to change.

     So long as Equity Office qualifies for taxation as a REIT, it generally will not be subject to federal corporate income tax on its net income that is distributed currently to its shareholders. This treatment substantially eliminates "double taxation" at both the corporate and shareholder levels that generally results from investment in a regular corporation. However, Equity Office will be subject to federal income tax as follows:

     - Equity Office will be taxed at regular corporate rates on any undistributed "REIT taxable income." REIT taxable income is the taxable income of the REIT subject to adjustments, including a deduction for dividends paid;
     - Under some circumstances, Equity Office may be subject to the "alternative minimum tax" on its items of tax preference;
     - If Equity Office has net income from the sale or other disposition of "foreclosure property" that is held primarily for sale to customers in the ordinary course of business or other nonqualifying income from foreclosure property, it will be subject to tax at the highest corporate rate on this income;
     - Equity Office's net income from "prohibited transactions" will be subject to a 100% tax. In general, prohibited transactions are sales or other dispositions of property held primarily for sale to customers in the ordinary course of business other than foreclosure property;
     - If Equity Office fails to satisfy the 75% gross income test or the 95% gross income test discussed below, but nonetheless maintains its qualification as a REIT because other requirements are met, it will be subject to a tax equal to the gross income attributable to the greater of the amount by which Equity Office fails either the 75% or 95% test (or, for taxable years beginning after December 31, 2000, a 90% test), multiplied by a fraction intended to reflect its profitability;
     - Equity Office will be subject to a 4% excise tax on the excess of the required distribution over the sum of amounts actually distributed and amounts retained for which federal income tax was paid, if Equity Office fails to distribute during each calendar year at least the sum of:

       --  85% of its REIT ordinary income for the year;
       -- 95% of its REIT capital gain net income for the year; and -- any undistributed taxable income from prior taxable years.

     In addition, if Equity Office acquires any asset from a taxable "C" corporation in a carry-over basis transaction, it would be liable for tax liabilities inherited from that "C" corporation. Since its formation, Equity Office has acquired assets in carry-over basis merger transactions with several REITs. If one of those REITs failed to qualify as a REIT at the time of its merger into Equity Office, it would have been required to recognize gain with respect to its assets' "built-in gain." Built-in gain is the amount by which an asset's fair market value exceeds the REIT's adjusted basis in the asset. As the successor to these REITs, Equity Office would be liable for any tax owed by them as a result of the recognition of built-in gain. However, under recently published Treasury Regulations, Equity Office will be able to make an election that will allow these REITs to have avoided recognizing gain at the time of their mergers into Equity Office if the REITs did not qualify as REITs at the time of their mergers. The election will require Equity Office to recognize the built-in gain and pay tax at the highest regular corporate rate if Equity Office disposes of any of the built-in gain assets during the 10 years following the merger. Even though Equity Office believes that each of these REITs qualified as a REIT for tax purposes at the time of its merger into Equity Office, Equity Office intends to make the election described above as a precautionary measure to protect Equity Office if the Internal Revenue Service later determines that one of these REITs did not qualify as a REIT at the time of its merger into Equity Office.

     REQUIREMENTS FOR QUALIFICATION AS A REIT. The Internal Revenue Code defines a REIT as a corporation, trust or association:
          (1) that is managed by one or more trustees or directors;
          (2) the beneficial ownership of which is evidenced by transferable shares, or by transferable certificates of beneficial interest;
          (3) that would be taxable as a domestic corporation, but for sections 856 through 860 of the Internal Revenue Code, which provide the rules applicable to REITs;
          (4) that is neither a financial institution nor an insurance company subject to applicable provisions of the Internal Revenue Code;

          (5) the beneficial ownership of which is held by 100 or more persons;
          (6) during the last half of each taxable year not more than 50% in value of the outstanding shares of which is owned directly or indirectly by five or fewer individuals, as defined in the Internal Revenue Code to include specified entities;
          (7) that makes an election to be taxable as a REIT, or has made this election for a previous taxable year which has not been revoked or terminated, and satisfies all relevant filing and other administrative requirements established by the Internal Revenue Service that must be met in order to elect and maintain REIT status;
          (8) that uses a calendar year for federal income tax purposes and complies with the recordkeeping requirements of the Internal Revenue Code and regulations promulgated thereunder; and
          (9) that meets applicable other tests, described below, regarding the nature of its income and assets and the amount of its distributions.

     Conditions (1), (2), (3), and (4) must be met during the entire taxable year and condition (5) must be met during at least 335 days of a taxable year of 12 months, or during a proportionate part of a taxable year of less than 12 months. For purposes of determining stock ownership under condition (6), a supplemental unemployment compensation benefits plan, a private foundation or a portion of a trust permanently set aside or used exclusively for charitable purposes generally is considered an individual. However, a trust that is a qualified trust under Internal Revenue Code section 401(a) generally is not considered an individual and beneficiaries of a qualified trust are treated as holding shares of a REIT in proportion to their actuarial interests in the trust for purposes of condition (6).

     Equity Office believes that it has issued sufficient shares of beneficial interest with sufficient diversity of ownership to allow it to satisfy the conditions (5) and (6) above. In addition, Equity Office's declaration of trust contains restrictions regarding the transfer of shares of beneficial interest that are intended to assist Equity Office in continuing to satisfy the share ownership requirements described in conditions (5) and (6) above. These restrictions, however, may not ensure that Equity Office will be able to satisfy the share ownership requirements described above. If Equity Office fails to satisfy these share ownership requirements, it will fail to qualify as a REIT.

     To monitor its compliance with condition (6), a REIT is required to send annual letters to its shareholders requesting information regarding the actual ownership of its shares. For Equity Office's taxable years beginning on or after January 1, 1998, if Equity Office complies with the annual letters requirement and it does not know or, exercising reasonable diligence, would not have known of its failure to meet condition (6), then it will be treated as having met condition (6).

     To qualify as a REIT, Equity Office cannot have at the end of any taxable year any undistributed "earnings and profits" that are attributable to a non-REIT taxable year. Equity Office has elected to be taxed as a REIT commencing with its first taxable year. Therefore, Equity Office has not had any undistributed non-REIT earnings and profits of its own. Equity Office has merged with several REITs and would have inherited any undistributed non-REIT earnings and profits that those companies might have had if any of them had failed to qualify as a REIT at any point. Equity Office believes that all of the REITs with which it has merged qualified as REITs throughout their existence and that, in any event, none had any undistributed non-REIT earnings and profits at the time of its merger with Equity Office. However, the Internal Revenue Service could determine otherwise.

     If the Internal Revenue Service did determine that Equity Office inherited undistributed non-REIT earnings and profits and Equity Office did not distribute the non-REIT earnings and profits by the end of that tax year, it appears that Equity Office could avoid disqualification as a REIT by using "deficiency dividend" procedures to distribute the non-REIT earnings and profits. The deficiency dividend procedures would require Equity Office to make a distribution to shareholders, in addition to the regularly required REIT distributions, within 90 days of the Internal Revenue Service determination. In addition, Equity Office would have to pay to the Internal Revenue Service an interest charge on 50% of the non-REIT earnings and profits that were not distributed prior to the end of the taxable year in which Equity Office inherited the undistributed non-REIT earnings and profits. However, it is possible that the Internal Revenue Service would determine that the deficiency dividend procedure is not available to Equity Office, in which case Equity Office would fail to qualify as a REIT. It is also possible that, even if the procedure were available, Equity Office would be prohibited from qualifying as a REIT for the year in which any undistributed earnings and profits were acquired, but would be allowed to qualify as a REIT for subsequent years. For taxable years of Equity Office beginning after December 31, 2000, changes in the law clarify that the deficiency dividend procedures should be available to allow Equity Office to qualify as a REIT in the year in which any undistributed non-REIT earnings and profits are acquired.

     QUALIFIED REIT SUBSIDIARIES. If a REIT owns a corporate subsidiary that is a "qualified REIT subsidiary" that subsidiary will be disregarded for federal income tax purposes. All assets, liabilities and items of income, deduction and credit of the qualified REIT subsidiary will be treated as assets, liabilities and items of income, deduction and credit of the REIT itself. Generally, a qualified REIT subsidiary is a corporation all of the capital stock of which is owned by the REIT. A qualified REIT subsidiary of Equity Office will not be subject to federal corporate income taxation, although it may be subject to state and local taxation in some states.

     OWNERSHIP OF PARTNERSHIP INTERESTS BY A REIT. A REIT that is a partner in a partnership will be deemed to own its proportionate share of the assets of the partnership and will be deemed to earn its proportionate share of the partnership's income. In addition, the assets and gross income of the partnership retain the same character in the hands of the REIT for purposes of the gross income and asset tests applicable to REITs as described below. Thus, Equity Office's proportionate share of the assets and items of income of EOP Partnership, including EOP Partnership's share of assets and items of income of any subsidiaries that are partnerships or limited liability companies, are treated as assets and items of income of Equity Office for purposes of applying the asset and income tests. Equity Office has control over EOP Partnership and each partnership or limited liability company subsidiary of EOP Partnership and intends to operate them in a manner that is consistent with the requirements for qualification of Equity Office as a REIT.

     INCOME TESTS APPLICABLE TO REITS. To qualify as a REIT, Equity Office must satisfy two gross income tests. First, at least 75% of Equity Office's gross income, excluding gross income from prohibited transactions, for each taxable year must be derived directly or indirectly from investments relating to real property or mortgages on real property, including "rents from real property," gains on the disposition of real estate, dividends paid by another REIT and interest on obligations secured by mortgages on real property or on interests in real property, or from some types of temporary investments. Second, at least 95% of Equity Office's gross income, excluding gross income from prohibited transactions, for each taxable year must be derived from any combination of income qualifying under the 75% test and dividends, interest, some payments under hedging instruments and gain from the sale or disposition of stock or securities and some hedging instruments.

     Rents received by Equity Office will qualify as rents from real property in satisfying the gross income requirements for a REIT described above only if several conditions are met. First, the amount of rent must not be based in whole or in part on the income or profits of any person. However, an amount received or accrued generally will not be excluded from the term rents from real property solely by reason of being based on a fixed percentage or percentages of receipts or sales. Second, rents received from a "related party tenant" will not qualify as rents from real property in satisfying the gross income tests unless, for periods after December 31, 2000, the tenant is a taxable REIT subsidiary and applicable conditions are met. A tenant is a related party tenant if the REIT, or an actual or constructive owner of 10% or more of the REIT, actually or constructively owns 10% or more of the tenant. Third, if rent attributable to personal property, leased in connection with a lease of real property, is greater than 15% of the total rent received under the lease, then the portion of rent attributable to the personal property will not qualify as "rents from real property."

     Generally, for rents to qualify as rents from real property for the purpose of satisfying the gross income tests, Equity Office is only allowed to provide services that are "usually or customarily rendered" in connection with the rental of real property and not otherwise considered "rendered to the occupant." Accordingly, Equity Office may not provide "impermissible services" to the tenants except through an independent contractor that bears the expenses of providing the services and from whom Equity Office derives no revenue. However, after December 31, 2000, Equity Office will be able to provide some impermissible services through a taxable REIT subsidiary. A taxable REIT subsidiary is a corporation other than a REIT in which a REIT directly or indirectly holds stock that has made a joint election with the REIT to be treated as a taxable REIT subsidiary. A taxable REIT subsidiary will be subject to federal income tax. For a further discussion of taxable REIT subsidiaries, see "-- Changes to REIT Qualification Requirements" below.

     Equity Office may provide some impermissible services directly, if the "impermissible tenant service income" at any particular property for any taxable year does not exceed 1% of Equity Office's total income from that property. Impermissible tenant service income is deemed to be at least 150% of Equity Office's direct cost of providing the service. If the impermissible tenant service income does not exceed 1% of Equity Office's total income from a property, the services will not cause the rent paid by tenants of that property to fail to qualify as rents from real property, but the impermissible tenant service income will not qualify as rents from real property. If the impermissible tenant service income exceeds 1% of Equity Office's total income from a property, then all of the income from that property will fail to qualify as rents from real property.

     Equity Office provides services and access to third-party service providers at some or all of the properties. However, based upon Equity Office's experience in the office rental markets where the properties are located, Equity Office believes that all access to service providers and services provided to tenants by Equity Office either are usually or customarily rendered in connection with the rental of office space for occupancy or, if considered impermissible services, will not result in impermissible service income with respect to any property in excess of the 1% limit. However, Equity Office can not guarantee that the Internal Revenue Service will agree with these positions. In the past, Equity Office has engaged Tenant Services Corp., which is owned by affiliates of Mr. Zell and was structured to qualify as an independent contractor, to perform some services that Equity Office believes are customarily offered in institutional quality office properties, but that might not be permissible for a REIT to perform directly. Equity Office may continue to engage Tenant Services Corp. to perform services that, if not performed by an independent contractor, would give rise to impermissible service income in excess of the 1% limit. Equity Office monitors the activities at its properties to ensure that the 1% limit is not exceeded at any property.

     Equity Office does not and does not intend to do any of the following:

     - charge rent for any property that is based in whole or in part on the income or profits of any person, except by reason of being based on a percentage of receipts or sales, as described above, or unless Equity Office determines that the rent received from a particular tenant under this type of arrangement is not material and will not jeopardize Equity Office's status as a REIT;
     - rent any property to a related party tenant, unless Equity Office determines that the rent received from the related party tenant is not material and will not jeopardize Equity Office's status as a REIT;
     - derive rental income attributable to personal property other than personal property leased in connection with the lease of real property, the amount of which either is less than 15% of the total rent received under the lease or is an amount that will not jeopardize Equity Office's status as a REIT; or
     - perform services considered to be noncustomary or rendered to the occupant of the property, other than through an independent contractor from whom Equity Office derives no revenue, except where the impermissible service income would not exceed the 1% limit described above or Equity Office otherwise determines that the resulting impermissible service income is not material and will not jeopardize Equity Office's status as a REIT.

     Equity Office has obtained a ruling from the Internal Revenue Service indicating that amounts received by Equity Office under agreements with third-party service companies for the operation of qualifying parking facilities will qualify as rents from real property for purposes of satisfying the 95% and 75% gross income tests. The parking facilities must be part of, adjacent to, or within the same complex as an Equity Office building, and EOP Partnership must bear the expenses incurred in operating the parking facilities. Parking facilities that are within one block of an Equity Office building are considered adjacent for purposes of the ruling. The parking garages are operated under parking management agreements with third party service companies that receive a management fee which may be a fixed dollar amount or a percentage of gross or net revenues.

     All but one of the stand-alone garages are operated by third party service companies under lease agreements whereby EOP Partnership and the service companies share the gross receipts from the parking operation and EOP Partnership receives fixed rental payments from the service companies and bears none of the operational expenses. The income received by EOP Partnership from the stand-alone garages under these agreements should qualify as rents from real properties for the purposes of the 95% and 75% gross income tests. One stand-alone garage agreement provides for the receipt of a percentage of net receipts by EOP Partnership and, therefore, results in nonqualifying gross income. However, the amount of nonqualifying income received under this one agreement is insignificant relative to the total gross income of Equity Office. Equity Office believes that the income received under this agreement should not affect its ability to satisfy the 95% and 75% gross income tests in the future.

     In addition, Equity Office may acquire interests in stand-alone parking facilities that are owned by municipalities. Interests in these municipal parking facilities may be acquired by entering into either leases or concession agreements with the municipalities, under which Equity Office would have rights and obligations that would be substantially similar to those of a ground lease. Equity Office would then enter into subconcession agreements, which would be substantially similar to subleases, under which third-parties would operate the parking facilities. Equity Office has requested a ruling from the Internal Revenue Service that any income received under these subconcession agreements would be qualifying income for purposes of the 75% and 95% gross income tests and the subconcession rights would qualify as a "real estate asset" for the REIT asset tests discussed below.

     Equity Office has also received a ruling from the Internal Revenue Service generally stating that revenue received by Equity Office with respect to telecommunications services provided to tenants will qualify as rents from real property for purposes of the 75% and 95% gross income tests. The ruling addresses revenue generated from telephone and other communications services, e-mail, video communications, electronic research, internet access, communication networking, safety and security systems and environmental control systems, which may be provided by telecommunications service providers. The ruling, however, provides that the amounts will not qualify if they are received from a related party tenant. Allied Riser Corp. is a telecommunications service provider that has entered into a license agreement with Equity Office to provide telecommunication services to Equity Office tenants. Mr. Zell owns a substantial indirect interest in Allied Riser Corp. Equity Office believes that amounts paid by Allied Riser Corp. under the license agreement should qualify as a rents from real property and not be disqualified as related party rent. For these purposes, Equity Office has taken into account Mr. Zell's direct and indirect ownership in Equity Office and Allied Riser Corp., applying the pertinent constructive ownership rules.

     Under the Allied Riser Corp. arrangement, and arrangements with other telecommunication service providers, Equity Office has received stock and warrants to acquire stock in the provider at a nominal cost or no cost. Equity Office recognized income at the time it received the stock or warrants to the extent their fair market values exceeded any amount that Equity Office may have paid for the stock or warrants. Equity Office believes that the gross income from the receipt of the stock and warrants should qualify as rents from real property under the ruling. If the stock and warrants received by Equity Office would cause a telecommunication provider to be a related party tenant, Equity Office will treat any income received from the providers as bad income for the purpose of the 95% gross income test. Equity Office will treat any warrant as if it has been exercised for the purpose of determining whether the provider is a related party tenant.

     In 1999, Equity Office and Equity Business Centers Holding Corp. formed a new corporation, Equity Business Centers Corp., of which Equity Office owns 100% of the nonvoting common stock representing 95% of the equity, but none of the voting common stock. Equity Office also intends to loan money to Equity Business Centers, Corp. to fund its operations. Equity Business Centers Corp. entered into a joint venture with an affiliate of Regus Business Centres plc, a company registered in England. The joint venture, Regus Equity Business Centers, L.L.C., was formed to lease office space from Equity Office to operate business centers. Equity Office has requested that the Internal Revenue Service rule that the activities of Regus Equity Business Centers, L.L.C., will not cause the rents received by Equity Office from tenants at the properties where Regus Equity Business Centers, L.L.C. operates a business center, to be considered nonqualifying income. Equity Office, however, would treat the rent paid by Regus Equity Business Centers, L.L.C. to Equity Office as related party rent.

     "Interest" generally will be nonqualifying income for purposes of the 75% or 95% gross income tests if it depends in whole or in part on the income or profits of any person. However, interest based on a fixed percentage or percentages of receipt of sales may still qualify under the gross income tests. Equity Office does not expect to derive significant amounts of interest that will not qualify under the 75% and 95% gross income tests. Beacon Property Management Corp. and Beacon Construction Co., Inc., currently hold loans secured by the Rowes Wharf property. These loans provide for payments of interest based upon cash flow and might be recharacterized as equity interests. These loans could not be held directly by Equity Office without jeopardizing our qualification as a REIT and will continue to be held in a taxable "C" corporation.

     Equity Office Property Management Corp. and Beacon Property Management Corp. conduct third-party management services for properties not wholly owned by EOP Partnership. EOP Office Company, through its interest in Wright Runstad Associates Limited Partnership, provides development services for properties that are not wholly owned by EOP Partnership. These entities collectively, together with Beacon Construction Company, Inc., which has ceased construction operations, and Beacon Design Corporation, which has an interest in a development project in Newton, Massachusetts, Real State Insurance Corporation and Equity Business Centers, Corp. are referred to as the noncontrolled subsidiaries. EOP Partnership owns 100% of the non-voting stock of each of the noncontrolled subsidiaries, 1% of the voting stock of Beacon Property Management Corp. and Beacon Construction Co., Inc. and none of the voting stock of any of the other noncontrolled subsidiaries. Each of the noncontrolled subsidiaries is taxable as a regular "C" corporation. Equity Office's share of any dividends received from the noncontrolled subsidiaries should qualify for purposes of the 95% gross income test but not for purposes of the 75% gross income test. Equity Office does not anticipate that it will receive sufficient dividends from the noncontrolled subsidiaries to cause it to exceed the limit on nonqualifying income under the 75% gross income test.

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

     If Equity Office fails to satisfy one or both of the 75% or 95% gross income tests for any taxable year, it may nevertheless qualify as a REIT for that year if it is entitled to relief under the Internal Revenue Code. These relief provisions generally will be available if Equity Office's failure to meet the tests is due to reasonable cause and not due to willful neglect, Equity Office attaches a schedule of the sources of its income to its federal income tax return and any incorrect information on the schedule is not due to fraud with intent to evade tax. It is not possible, however, to state whether in all circumstances Equity Office would be entitled to the benefit of these relief provisions. For example, if Equity Office fails to satisfy the gross income tests because nonqualifying income that Equity Office intentionally incurs exceeds the limits on nonqualifying income, the Internal Revenue Service could conclude that the failure to satisfy the tests was not due to reasonable cause. If these relief provisions are inapplicable to a particular set of circumstances involving Equity Office, Equity Office will fail to qualify as a REIT. As discussed above in "-- General," even if these relief provisions apply, a tax would be imposed with respect to the excess net income. No similar relief provision is available if Equity Office failed the 30% income test for its taxable year ended December 31, 1997.

     Any gain realized by Equity Office on the sale of any property held as inventory or other property held primarily for sale to customers in the ordinary course of business, including Equity Office's share of this type of gain realized by EOP Partnership, will be treated as income from a prohibited transaction that is subject to a 100% penalty tax. Under existing law, whether property is held as inventory or primarily for sale to customers in the ordinary course of a trade or business is a question of fact that depends on all the facts and circumstances of a particular transaction. EOP Partnership intends to hold the properties for investment with a view to long-term appreciation, to engage in the business of acquiring, developing, owning, and operating the properties, and other properties, and to make occasional sales of the properties as are consistent with EOP

Partnership's investment objectives. Equity Office cannot guarantee, however, that the Internal Revenue Service might not contend that one or more of these sales is subject to the 100% penalty tax.

     ASSET TESTS APPLICABLE TO REITS. At the close of each quarter of its taxable year, Equity Office must satisfy three tests relating to the nature of its assets:
     (1) at least 75% of the value of Equity Office's total assets must be represented by real estate assets. Equity Office's real estate assets include, for this purpose, its allocable share of real estate assets held by EOP Partnership and the non-corporate subsidiaries of EOP Partnership, as well as stock or debt instruments held for less than one year purchased with the proceeds of a stock offering, or long-term debt offering of Equity Office, cash, cash items and government securities;
     (2) not more than 25% of Equity Office's total assets may be represented by securities other than those in the 75% asset class; and
     (3) of the investments included in the 25% asset class, except for REITs or qualified REIT subsidiaries, the value of any one issuer's securities owned by Equity Office may not exceed 5% of the value of Equity Office's total assets, and Equity Office may not own more than 10% of any one issuer's outstanding voting securities. For taxable years commencing after December 31, 2000, the 10% test will be modified, and Equity Office will become subject to a new asset test. See "-- Changes to REIT Qualification Requirements."

     After initially meeting the asset tests at the close of any quarter, Equity Office will not lose its status as a REIT if it fails to satisfy the 25% or 5% asset tests at the end of a later quarter solely by reason of changes in the relative values of its assets. If the failure to satisfy the 25% or 5% asset tests results from an acquisition of securities or other property during a quarter, the failure can be cured by disposition of sufficient nonqualifying assets within 30 days after the close of that quarter. An acquisition of securities could include Equity Office increasing its interest in EOP Partnership as a result of a merger, the exercise by limited partners of their right to redeem units in EOP Partnership, or an additional capital contribution of proceeds of an offering of shares of beneficial interest by Equity Office. Equity Office intends to maintain adequate records of the value of its assets to ensure compliance with the asset tests and to take any available actions within 30 days after the close of any quarter as may be required to cure any noncompliance with the 25% or 5% asset tests. If Equity Office fails to cure noncompliance with the asset tests within this time period, Equity Office would cease to qualify as a REIT.

     Stock interests owned by Equity Office in another REIT are qualifying real estate assets for purposes of the 75% gross asset test, and, consequently, these stock interests are not subject to the 10% voting stock limitation or 5% asset test described above. Equity Office and EOP Partnership currently own, in aggregate, 51.6% of the outstanding stock of BeaMetFed, Inc., which has elected to be taxed as a REIT for federal income tax purposes. As a REIT, BeaMetFed, Inc., is subject to the various REIT qualification requirements. Equity Office believes that BeaMetFed, Inc. has been organized and has operated in a manner to qualify for taxation as a REIT for federal income tax purposes and will continue to be organized and to operate in this manner. If BeaMetFed, Inc. were to fail to qualify as a REIT, Equity Office's stock interests in BeaMetFed, Inc. would cease to be qualifying real estate assets for purposes of the 75% gross asset test and would become subject to the 10% voting stock limitation generally applicable to Equity Office's ownership in corporations that are neither REITs nor qualified REIT subsidiaries. Since Equity Office owns 51.6% of the outstanding stock of BeaMetFed, Inc., if BeaMetFed, Inc. failed to qualify as a REIT, the 10% voting stock limitation would not be satisfied and Equity Office itself would fail to qualify as a REIT.

     EOP Partnership does not own more than 1% of the voting stock of any of the noncontrolled subsidiaries but it does own 100% of the nonvoting stock of each of the noncontrolled subsidiaries and will loan money to one of its noncontrolled subsidiaries. As described above, EOP Partnership also owns stock and warrants in telecommunications service providers. None of Equity Office, EOP Partnership, or any of the non-corporate subsidiaries of EOP Partnership own more than 10% of the voting securities of any entity that would be treated as a corporation for federal income tax purposes. In making this determination, Equity Office treats warrants that have a zero or relatively insubstantial strike price and are currently exercisable for voting stock as if the warrants had been exercised. In addition, Equity Office and its senior management believe that its pro rata share of the value of the securities, including debt, of each of the noncontrolled subsidiaries does not exceed

5% of the total value of Equity Office's assets. Equity Office cannot guarantee that the Internal Revenue Service might not contend either that the value of the securities of the noncontrolled subsidiaries held by EOP Partnership exceeds the 5% value limitation or that nonvoting stock of the noncontrolled subsidiaries or another corporate entity owned by EOP Partnership should be considered voting stock for this purpose.

     CHANGES TO REIT QUALIFICATION REQUIREMENTS. As a result of the Work Incentives Improvement Act, after December 31, 2000, the 5% value test and the 10% voting security test will be modified in three respects. First, the 10% voting securities test will be expanded so that REITs also will be prohibited from owning more than 10% of the value of the outstanding securities of any one issuer. Second, an exception to these tests will be created so that REITs will be permitted to own securities of a subsidiary that exceed the 5% value test and the new 10% vote or value test if the subsidiary elects to be a taxable REIT subsidiary. Equity Office currently owns more than 10% of the total value of the outstanding securities of the noncontrolled subsidiaries. The expanded 10% vote or value test, however, will not apply to a noncontrolled subsidiary unless it engages in a substantial new line of business or acquires any substantial asset or Equity Office acquired any securities in the noncontrolled subsidiary after July 12, 1999. Equity Office expects that some or all of its existing noncontrolled subsidiaries will elect to be treated as taxable REIT subsidiaries. Under the third new asset test, for taxable years beginning after December 31, 2000, Equity Office will not be able to own securities of taxable REIT subsidiaries that represent in the aggregate more than 20% of the value of Equity Office's total assets.

     Rents received by Equity Office from a taxable REIT subsidiary will be qualifying rents from real property for purposes of the REIT income tests, described above, and will not be related party rent, so long as at least 90% of the property is leased to unrelated tenants and the rent paid by the taxable REIT subsidiary is substantially comparable to the rent paid by the unrelated tenants. In addition, a taxable REIT subsidiary will be able to perform some impermissible tenant services without causing Equity Office to receive impermissible tenant services income under the REIT income tests. Several provisions of the new law will ensure that a taxable REIT subsidiary will be subject to an appropriate level of federal income taxation. For example, a taxable REIT subsidiary will be limited in its ability to deduct interest payments made to an affiliated REIT. In addition, the REIT will have to pay a 100% penalty tax on some payments that it receives if the economic arrangements between the REIT, the REIT's tenants, and the taxable REIT subsidiary are not comparable to similar arrangements between unrelated parties.

     ANNUAL DISTRIBUTION REQUIREMENTS APPLICABLE TO REITS. In order to qualify as a REIT, Equity Office is required to distribute dividends, other than capital gain dividends, to its shareholders in an amount at least equal to (1) the sum of (a) 95% (90% for taxable years beginning after December 31, 2000) of Equity Office's REIT taxable income, computed without regard to the dividends paid deduction and its net capital gain, and (b) 95% (90% for taxable years beginning after December 31, 2000) of the net income, after tax, from foreclosure property, minus (2) the sum of specific items of noncash income.

     In addition, if Equity Office recognizes any built-in gain, Equity Office will be required, pursuant to Treasury Regulations, to distribute at least 95% (90% for taxable years beginning after December 31, 2000) of the built-in gain, after tax, recognized on the disposition of the applicable asset. These distributions must be paid either in the taxable year to which they relate, or in the following taxable year if declared before Equity Office timely files its tax return for the prior year and if paid with or before the first regular dividend payment date after the declaration is made. See "-- General" above for a discussion of the possible recognition of built-in gain.

     Equity Office intends to make timely distributions sufficient to satisfy its annual distribution requirements. In this regard, the partnership agreement of EOP Partnership authorizes Equity Office, as managing general partner, to take steps as may be necessary to cause EOP Partnership to distribute to its partners an amount sufficient to permit Equity Office to meet these distribution requirements. It is expected that Equity Office's REIT taxable income will be less than its cash flow due to the allowance of depreciation and other noncash charges in computing REIT taxable income. Accordingly, Equity Office anticipates that it will generally have sufficient cash or liquid assets to enable it to satisfy the distribution requirements described above. It is possible, however, that Equity Office, from time to time, may not have sufficient cash or other liquid assets to meet these distribution requirements. In this event, Equity Office may find it necessary to arrange for short-term, or possibly long-term borrowings to fund required distributions or to pay dividends in the form of taxable stock dividends.

     Under some circumstances, Equity Office may be able to rectify a failure to meet the distribution requirement for a year by paying deficiency dividends to shareholders in a later year, which may be included in Equity Office's deduction for dividends paid for the earlier year. Thus, Equity Office may be able to avoid being taxed on amounts distributed as deficiency dividends; however, Equity Office will be required to pay interest based upon the amount of any deduction taken for deficiency dividends.

     To the extent that Equity Office does not distribute all of its net capital gain or distributes at least 95% (90% for taxable years beginning after December 31, 2000), but less than 100%, of its REIT taxable income, as adjusted, it is subject to tax on these amounts at regular ordinary and capital gain corporate tax rates.

     Equity Office will be subject to a 4% excise tax on the excess of the required distribution over the sum of amounts actually distributed and amounts retained for which federal income tax was paid, if Equity Office fails to distribute during each calendar year at least the sum of:

     -  85% of its REIT ordinary income for the year;
     -  95% of its REIT capital gain net income for the year; and
     -  any undistributed taxable income from prior taxable years.

     A REIT may elect to retain rather than distribute, all or a portion of its net capital gains and pay the tax on the gains. In such a case, a REIT may elect to have its shareholders include their proportionate share of the undistributed net capital gains in income as long-term capital gains and receive a credit for their share of the tax paid by the REIT. For purposes of the 4% excise tax described above, any retained amounts would be treated as having been distributed.

     RECORDKEEPING REQUIREMENTS. Under applicable Treasury Regulations, Equity Office must comply with applicable recordkeeping requirements to qualify for taxation as a REIT.

     FAILURE OF EQUITY OFFICE TO QUALIFY AS A REIT. If Equity Office fails to qualify for taxation as a REIT in any taxable year, and if relief provisions do not apply, Equity Office will be subject to tax, including any applicable alternative minimum tax, on its taxable income at regular corporate rates. If Equity Office fails to qualify as a REIT, Equity Office will not be required to make any distributions to shareholders and any distributions that are made to shareholders will not be deductible by Equity Office. As a result, Equity Office's failure to qualify as a REIT would significantly reduce the cash available for distributions by Equity Office to its shareholders. In addition, if Equity Office fails to qualify as a REIT, all distributions to shareholders will be taxable as ordinary income to the extent of Equity Office's current and accumulated earnings and profits and corporate shareholders may be eligible for the dividends received deduction. Unless entitled to relief under specific statutory provisions, Equity Office also will be disqualified from taxation as a REIT for the four taxable years following the year during which qualification was lost. There is no guarantee that Equity Office would be entitled to any statutory relief.

TAXATION OF U.S. SHAREHOLDERS

     As used in this section, the term "U.S. shareholder" means a holder of common shares who for United States federal income tax purposes is:

     -  a citizen or resident of the United States;
     - a corporation, partnership, or other entity treated as a corporation or partnership for federal income tax purposes created or organized in or under the laws of the United States, or of any state or the District of Columbia, unless in the case of a partnership Treasury Regulations otherwise require;
     - an estate the income of which is subject to United States federal income taxation regardless of its source; or
     - a trust whose administration is subject to the primary supervision of a United States court and which has one or more United States persons who have the authority to control all substantial decisions of the trust.

     DISTRIBUTIONS BY EQUITY OFFICE. As long as Equity Office qualifies as a REIT, distributions to U.S. shareholders out of its current or accumulated earnings and profits that are not designated as capital gain dividends will be taxable as ordinary income and will not be eligible for the dividends received deduction generally available for corporations. Distributions in excess of its current and accumulated earnings and profits will reduce the adjusted tax basis of the shareholder's shares. Distributions that exceed the U.S. shareholder's adjusted basis in its shares, will be taxable as capital gains if the shares are held as a capital asset. If Equity Office declares a dividend in October, November, or December of any year with a record date in one of these months and pays the dividend on or before January 30 of the following year, Equity Office will be treated as having paid the dividend and the shareholder will be treated as a having received the dividend on December 31 of the year in which the dividend was declared.

     Equity Office may elect to designate distributions of its net capital gain as "capital gain dividends." Capital gain dividends are taxed to shareholders as gain from the sale or exchange of a capital asset held for more than one year, without regard to how long the U.S. shareholder has held its shares. If Equity Office designates any portion of a dividend as a capital gain dividend, a U.S. shareholder will receive an Internal Revenue Service Form 1099-DIV indicating the amount that will be taxable to the shareholder as capital gain. Corporate shareholders, however, may be required to treat up to 20% of capital gain dividends as ordinary income.

     Instead of paying capital gain dividends, Equity Office may designate all or part of its net capital gain as "undistributed capital gain." Equity Office will be subject to tax at regular corporate rates on any undistributed capital gain. A U.S. shareholder will be required to include its share of this gain in income as long-term capital gain. However, the U.S. Shareholder will also be treated as having paid its share of the tax paid by Equity Office with respect to the gain. Accordingly, U.S. shareholders will be able to claim a refund or a credit to the extent that the tax paid by Equity Office exceeds the shareholders tax liability on the undistributed capital gain. The U.S. shareholder's basis in its shares would be increased by its share of this gain and decreased by its share of applicable tax. With respect to the long-term capital gain of a U.S. shareholder that is an individual or an estate or trust, the Internal Revenue Service has authority to issue regulations that could apply the special tax rate applicable generally to the portion of the long-term capital gains of an individual or an estate or trust attributable to deductions for depreciation taken with respect to depreciable real property.

     Equity Office will classify portions of any designated capital gain dividend as either:

     - a 20% rate gain distribution, which would be taxable to non-corporate U.S. shareholders at a maximum rate of 20%; or
     - an unrecaptured section 1250 gain distribution, which would be taxable to non-corporate U.S. shareholders at a maximum rate of 25%.

     Equity Office must determine the maximum amounts that it may designate as 20% and 25% rate capital gain dividends by performing the computation required by the Internal Revenue Code as if the REIT were an individual whose ordinary income were subject to a marginal tax rate of at least 28%. Designations made by Equity Office only will be effective to the extent that they comply with Revenue Ruling 89-91, which requires that distributions made to different classes of shares be composed proportionately of dividends of a particular type.

     Generally, individuals, trust and estates that hold Equity Office shares as capital assets for more than 12 months may be taxed at a maximum long-term capital gain rate of 20% on the sale or exchange of those shares. However, a maximum rate of 25% will apply to capital gain that is treated as "unrecaptured section 1250 gain" for individuals, trusts and estates. The Internal Revenue Service has the authority to prescribe, but has not yet prescribed, regulations on how the capital gain rates will apply to sales of capital assets by REITs and to sales of interests in REITs. Shareholders are urged to consult with their own tax advisors with respect to their capital gain tax liability.

     Distributions made by Equity Office and gain arising from the sale or exchange by a U.S. shareholder of shares will not be treated as passive activity income, and as a result, U.S. shareholders generally will not be able to apply any "passive losses" against this income or gain. In addition, taxable distributions from Equity Office generally will be treated as investment income for purposes of the investment interest limitations. A U.S. shareholder may elect to treat capital gain dividends and capital gains from the disposition of shares as investment income for purposes of the investment interest limitation, in which case the applicable capital gains will be taxed at ordinary income rates. Equity Office will notify shareholders regarding the portions of distributions for each year that constitute ordinary income, return of capital and capital gain. U.S. shareholders may not include in their individual income tax returns any net operating losses or capital losses of Equity Office. Equity Office's operating or capital losses would be carried over by Equity Office for potential offset against future income, subject to applicable limitations.

     SALES OF SHARES. Upon any taxable sale or other disposition of shares, a U.S. shareholder will recognize gain or loss for federal income tax purposes in an amount equal to the difference between:

     - the amount of cash and the fair market value of any property received on the sale or other disposition; and
     -  the holder's adjusted basis in the shares for tax purposes.

     This gain or loss will be a capital gain or loss if the shares have been held by the U.S. shareholder as a capital asset. A non-corporate U.S. shareholder who has held Equity Office shares for more than 12 months will be taxable on capital gain at a maximum rate of 20%. A corporate U.S. shareholder will be subject to tax at a maximum rate of 35% on capital gain from the sale of Equity Office shares held for more than 12 months. In general, any loss recognized by a U.S. shareholder upon the sale or other disposition of shares that have been held for six months or more, after applying the holding period rules, will be treated as a long-term capital loss, to the extent of distributions received by the U.S. shareholder from Equity Office that were required to be treated as long-term capital gains.

SPECIAL CONSEQUENCES TO TAXATION OF TAX-EXEMPT SHAREHOLDERS

     Provided that a tax-exempt shareholder has not held its common shares as "debt financed property" within the meaning of the Internal Revenue Code and the common shares are not otherwise used in a trade or business, the dividend income from Equity Office will not be unrelated business taxable income, referred to as UBTI, to a tax-exempt shareholder. Similarly, income from the sale of shares will not constitute UBTI unless the tax-exempt shareholder has held its shares as debt financed property within the meaning of the Internal Revenue Code or has used the shares in a trade or business.

     However, for tax-exempt shareholders that are social clubs, voluntary employee benefit associations, supplemental unemployment benefit trusts, and qualified group legal services plans exempt from federal income taxation under sections 501(c)(7), (c)(9), (c)(17) and (c)(20) of the Internal Revenue Code, respectively, income from an investment in Equity Office will constitute UBTI unless the organization is able to properly deduct amounts set aside or placed in reserve for applicable purposes to offset the income generated by its investment in Equity Office. These tax-exempt shareholders should consult their own tax advisors concerning these "set aside" and reserve requirements.

     Notwithstanding the above, however, a portion of the dividends paid by a "pension held REIT" are treated as UBTI if received by any trust which is described in section 401(a) of the Internal Revenue Code, is tax-exempt under section 501(a) of the Internal Revenue Code, and holds more than 10%, by value, of the interests in the REIT. Tax-exempt pension funds that are described in section 401(a) of the Internal Revenue Code are referred to below as "pension trusts."

     A REIT is a pension held REIT if it meets the following two tests:

     - it qualified as a REIT by reason of section 856(h)(3) of the Internal Revenue Code, which provides that stock owned by pension trusts shall be treated, for purposes of determining if the REIT is closely held, as owned by the beneficiaries of the trust rather than by the trust itself; and
     - either (a) at least one pension trust holds more than 25% of the value of the REIT's stock, or (b) a group of pension trusts each individually holding more than 10% of the value of the REIT's stock, collectively owns more than 50% of the value of the REIT's stock.

     The percentage of any REIT dividend treated as UBTI is equal to the ratio of the UBTI earned by the REIT, treating the REIT as if it were a pension trust and therefore subject to tax on UBTI, to the total gross income of the REIT. An exception applies where the percentage is less than 5% for any year. The provisions requiring pension trusts to treat a portion of REIT distributions as UBTI will not apply if the REIT is able to satisfy the "not closely held requirement" without relying upon the "look-through" exception with respect to pension trusts. Based on both the current ownership shares and the limitations on transfer and ownership of shares contained in the declaration of trust, Equity Office does not expect to be classified as a pension held REIT.

TAXATION OF NON-U.S. SHAREHOLDERS

     As used below, a non-U.S. shareholder is any shareholder other than a U.S. shareholder.

     DISTRIBUTIONS BY EQUITY OFFICE. Distributions by Equity Office to a non-U.S. shareholder that are neither attributable to gain from sales or exchanges by Equity Office of "U.S. real property interests" nor designated by Equity Office as capital gains dividends will be treated as dividends of ordinary income to the extent that they are made out of Equity Office's current or accumulated earnings and profits. These distributions ordinarily will be subject to withholding of U.S. federal income tax on a gross basis at a rate of 30%, or a lower rate as permitted under an applicable income tax treaty, unless the dividends are treated as effectively connected with the conduct by the non-U.S. shareholder of a U.S. trade or business. Under some treaties, however, lower withholding rates generally applicable to dividends do not apply to dividends from REITs. Applicable certification and disclosure requirements must be satisfied to be exempt from withholding under the effectively connected income exemption. Dividends that are effectively connected with a trade or business will be subject to tax on a net basis, that is, after allowance for deductions, at graduated rates, in the same manner as U.S. shareholders are taxed with respect to these dividends, and are generally not subject to withholding. Any dividends received by a corporate non-U.S. shareholder that is engaged in a U.S. trade or business may also be subject to an additional branch profits tax at a 30% rate, or lower applicable treaty rate. Equity Office expects to withhold U.S. income tax at the rate of 30% on any dividend distributions made to a non-U.S. shareholder unless:

     - a lower treaty rate applies and any required form or certification evidencing eligibility for that reduced rate is filed with Equity Office; or
     - the non-U.S. shareholder files an Internal Revenue Service Form 4224 with Equity Office claiming that the distribution is effectively connected income.

     Distributions in excess of current and accumulated earnings and profits will be taxable and, subject to withholding, to a non-U.S. shareholder to the extent that the distributions exceed the non-U.S. shareholder's basis in its Equity Office common shares. Distributions in excess of current or accumulated earnings and profits of Equity Office that do not exceed the adjusted basis of the non-U.S. shareholder in its common shares, will reduce the non-U.S. shareholder's adjusted basis in its common shares and will not be subject to U.S. federal income tax, but will be subject to U.S. withholding tax as described below.

     Equity Office may be required to withhold at least 10% of any distribution in excess of its current and accumulated earnings and profits, even if the non-U.S. shareholder is not liable for tax on the receipt of that distribution. However, a non-U.S. shareholder may seek a refund of these amounts from the Internal Revenue Service if it subsequently determined that the non-U.S. shareholder's U.S. tax liability with respect to the distribution is less than the amount withheld.

     Distributions to a non-U.S. shareholder that are designated by Equity Office at the time of the distribution as capital gain dividends, other than those arising from the disposition of a United States real property interest, generally should not be subject to U.S. federal income taxation unless:

     - the investment in the common shares is effectively connected with the non-U.S. shareholder's United States trade or business, in which case the non-U.S. shareholder will be subject to the same treatment as U.S. shareholders with respect to any gain, except that a shareholder that is a foreign corporation may also be subject to the 30% branch profits tax, as discussed above, or

     - the non-U.S. shareholder is a nonresident alien individual who is present in the United States for 183 days or more during the taxable year and has a "tax home" in the United States, in which case the nonresident alien individual will be subject to a 30% tax on the individual's capital gains.

     Under the Foreign Investment in Real Property Tax Act, which is referred to as "FIRPTA," distributions to a non-U.S. shareholder that are attributable to gain from sales or exchanges by Equity Office of "U.S. real property interests," whether or not designated as a capital gain dividend, will cause the non-U.S. shareholder to be treated as recognizing gain that is income effectively connected with a United States trade or business. Non-U.S. shareholders will be taxed on this gain at the same rates applicable to U.S. shareholders, subject to a special alternative minimum tax in the case of nonresident alien individuals. Also, this gain may be subject to a 30% branch profits tax in the hands of a non-U.S. shareholder that is a corporation.

     Equity Office will be required to withhold and remit to the Internal Revenue Service 35% of any distributions to foreign shareholders that are designated as capital gain dividends, or, if greater, 35% of a distribution that could have been designated as a capital gain dividend. Distributions can be designated as capital gains to the extent of Equity Office's net capital gain for the taxable year of the distribution. The amount withheld is creditable against the non-U.S. shareholder's United States federal income tax liability.

     Although the law is not clear on the matter, it appears that amounts designated by Equity Office as undistributed capital gains in respect of the common shares held by U.S. shareholders generally should be treated with respect to non-U.S. shareholders in the same manner as for actual distributions by Equity Office of capital gain dividends. Under that approach, the non-U.S. shareholders would be able to offset as a credit against their United States federal income tax liability resulting therefrom their proportionate share of the tax paid by Equity Office on the undistributed capital gains, and to receive from the Internal Revenue Service a refund to the extent their proportionate share of this tax paid by Equity Office were to exceed their actual United States federal income tax liability.

     SALE OF COMMON SHARES. Gain recognized by a non-U.S. shareholder upon the sale or exchange of common shares generally will not be subject to United States taxation unless:

     - the investment in the common shares is "effectively connected" with the non-U.S. shareholder's United States trade or business, in which case the non-U.S. shareholder will be subject to the same treatment as domestic shareholders with respect to any gain;
     - the non-U.S. shareholder is a nonresident alien individual who is present in the United States for 183 days or more during the taxable year and has a tax home in the United States, in which case the nonresident alien individual will be subject to a 30% tax on the individual's net capital gains for the taxable year; or
     - the shares constitute a "United States real property interest" within the meaning of FIRPTA, as described below.

The common shares will not constitute a United States real property interest if Equity Office is a "domestically controlled REIT." Equity Office will be a domestically controlled REIT if, at all times during a specified testing period, less than 50% in value of its stock is held directly or indirectly by non-U.S. shareholders. Equity Office believes that it is, and will continue to be, a domestically controlled REIT and, therefore, that the sale of common shares will not be subject to taxation under FIRPTA. Because the shares of Equity Office are publicly traded, however, Equity Office cannot guarantee that it will continue to be a domestically controlled REIT.

     Even if Equity Office does not qualify as a domestically controlled REIT at the time a non-U.S. shareholder sells its Equity Office common shares, gain arising from the sale still would not be subject to FIRPTA tax if:

     - the class or series of shares sold is considered "regularly traded" under applicable Treasury Regulations on an "established securities market," such as the New York Stock Exchange, and
     - the selling non-U.S. shareholder owned 5% or less of the value of the outstanding class or series of shares being sold throughout the five-year period ending on the date of the sale or exchange.

     If gain on the sale or exchange of common shares were subject to taxation under FIRPTA, the non-U.S. shareholder would be subject to regular United States income tax with respect to any gain in the same manner as a taxable U.S. shareholder, subject to any applicable alternative minimum tax and special alternative minimum tax in the case of nonresident alien individuals.

BACKUP WITHHOLDING AND INFORMATION REPORTING CONSEQUENCES TO SHAREHOLDERS

     Generally, Equity Office must report annually to the Internal Revenue Service and to each Equity Office shareholder the amount of dividends paid during each calendar year, and the amount of any tax withheld. Information reporting requirements may apply even if withholding is not required. Copies of these information reporting returns also may be made available, under provisions of an applicable income tax treaty or agreement, to the tax authorities in the country in which a non-U.S. shareholder is resident.

     Under the backup withholding rules, a U.S. shareholder may be subject to backup withholding at the rate of 31% with respect to dividends paid unless the shareholder:

     - is a corporation or comes within other exempt categories, and when required, demonstrates this fact;
     - furnishes a correct taxpayer identification number and certifies that he or she is not subject to backup withholding on Internal Revenue Service Form W-9, or an appropriate substitute form; or
     - otherwise complies with applicable requirements of the backup withholding rules.

     A U.S. shareholder that does not provide Equity Office with a correct taxpayer identification number may also be subject to penalties imposed by the Internal Revenue Service. Any amount paid as backup withholding is creditable against the shareholder's income tax liability. In addition, Equity Office may be required to withhold a portion of its capital gain distributions to any shareholders who fail to certify their nonforeign status to Equity Office.

     Backup withholding and information reporting will generally not apply to distributions paid to non-U.S. shareholders outside the United States that are treated as dividends subject to the 30%, or lower treaty rate, withholding tax discussed above, capital gain dividends or distributions attributable to gain from the sale or exchange by Equity Office of United States real property interests. As a general matter, backup withholding and information reporting will not apply to a payment of the proceeds of a sale of common shares by or through a foreign office of a foreign broker. However, information reporting, but currently not backup withholding, will apply to a payment of the proceeds of a sale of common shares by a foreign office of a broker that:

     -  is a U.S. person for U.S. federal income tax purposes;
     - is a non-U.S. person that derives 50% or more of its gross income for applicable periods from the conduct of a trade or business in the United States;
     - is a "controlled foreign corporation," which, in general, is a foreign corporation that is controlled by U.S. shareholders; or
     - for payments made after December 31, 2000, a foreign partnership with relevant U.S. connections.

     If, however, the broker has documentary evidence in its records that the holder is a non-U.S. shareholder and other conditions are met or the shareholder otherwise establishes an exemption, information reporting will not apply. Payment to or through a U.S. office of a broker of the proceeds of a sale of common shares is subject to both backup withholding and information reporting unless the shareholder certifies under penalty of perjury that the shareholder is a non-U.S. shareholder, or otherwise establishes an exemption. In addition, effective after December 31, 2000, backup withholding may apply to a payment of disposition proceeds by or through a non-U.S. office of a broker in the above cases unless certification requirements are satisfied or an exemption is otherwise established and the broker has no actual knowledge or reason to know that the shareholder is a U.S.-person. A non-U.S. shareholder may obtain a refund of any amounts withheld under the backup withholding rules by filing the appropriate claim for refund with the Internal Revenue Service.

     A non-U.S. shareholder should consult its own advisor regarding the application and effect of the information reporting and backup withholding rules to them, including changes to these rules that will become effective after December 31, 2000.

TAX ASPECTS OF EQUITY OFFICE'S OWNERSHIP OF INTERESTS IN EOP PARTNERSHIP AND OTHER PARTNERSHIPS

     GENERAL. Most of Equity Office's investments are held indirectly through EOP Partnership. In general, partnerships are "pass-through" entities that are not subject to federal income tax at the partnership level. However, a partner is allocated its proportionate share of the items of income, gain, loss, deduction and credit of a partnership, and is required to include these items in calculating its tax liability, without regard to whether it receives a distribution from the partnership. Equity Office includes its proportionate share of the these partnership items in its income for purposes of the various REIT income tests and the computation of its REIT taxable income. Moreover, for purposes of the REIT asset tests, Equity Office includes its proportionate share of assets held through EOP Partnership. See "-- Ownership of Partnership Interests by a REIT" above.

     ENTITY CLASSIFICATION. Equity Office believes that EOP Partnership and each of the partnerships and limited liability companies in which Equity Office owns an interest, directly or through another partnership or limited liability company, will be treated as a partnership or disregarded for federal income tax purposes and will not be taxable as a corporation. If any of these entities were treated as a corporation, it would be subject to an entity level tax on its income and Equity Office could fail to meet the REIT income and asset tests. See "-- Asset Tests Applicable to REITs" and "-- Income Tests Applicable to REITs" above.

A partnership is a "publicly traded partnership under section 7704 of the Code if:

     - interests in the partnership are traded on an established securities market; or
     - interests in the partnership are readily tradable on a "secondary market," or the "substantial equivalent" of a secondary market.

Under the relevant Treasury Regulations interests in a partnership will not be considered readily tradable on a secondary market or on the substantial equivalent of a secondary market if the partnership qualifies for specified "safe harbors," which relate to the specific facts and circumstances relating to the partnership.

     There is a significant risk that the right of a holder of EOP Partnership units to redeem the EOP Partnership units for EOP common shares could cause EOP Partnership units to be considered readily tradable on the substantial equivalent of a secondary market. However, Equity Office believes that even if EOP Partnership units were considered to be tradable on the substantial equivalent of a secondary market, EOP Partnership is likely to qualify for at least one of the safe harbors mentioned above. If one of the safe harbors were met, EOP Partnership would not be treated as a publicly traded partnership. Nevertheless, Equity Office cannot guarantee that EOP Partnership will qualify for any of the safe harbors at all times.

     If EOP Partnership is a "publicly traded partnership," it will be taxed as a corporation, unless at least 90% of its gross income consists of "qualifying income" under section 7704 of the Internal Revenue Code. Qualifying income is generally real property rents and other types of passive income. Equity Office believes that EOP Partnership will have sufficient qualifying income so that it will be taxed as a partnership, even if it were a publicly traded partnership. The income requirements applicable to Equity Office in order for it to qualify as a "real estate investment trust" or "REIT" under the Internal Revenue Code and the definition of "qualifying income" under the "publicly traded partnership" rules are very similar. However, a significant difference exists between these two income tests regarding rent from a related tenant. For the REIT income tests, rent from a related party will be nonqualifying income if the REIT and/or one or more actual or constructive owners of 10% or more of the REIT actually or constructively own 10% or more of the tenant. Under section 7704 of the Internal Revenue Code, rent from a related tenant is nonqualifying income if a partnership and/or one or more actual or constructive owners of 5% or more of the partnership actually or constructively own 10% or more of the tenant. Equity Office has entered into business arrangements, described above, with Equity Business Centers, Corp. that may give rise to related party rent that does not qualify under these income tests. However, Equity Office believes that the amount of any nonqualifying income attributable to the arrangement will be insignificant for purposes of both the REIT income tests and the qualifying income test under section 7704 of the Internal Revenue Code. In addition, Equity Office does not believe that amounts paid by Allied Riser Corp. or other telecommunications service providers under license agreements would be treated as related party rent.

     ALLOCATIONS OF PARTNERSHIP INCOME, GAIN, LOSS AND DEDUCTION. A partnership agreement will generally determine the allocation of income and loss among partners. However, those allocations will be disregarded for tax purposes if they do not comply with the provisions of section 704(b) of the Internal Revenue Code and the applicable Treasury Regulations, which generally require that partnership allocations respect the economic arrangement of the partners.

     If an allocation is not recognized for federal income tax purposes, the item subject to the allocation will be reallocated in accordance with the partners' interests in the partnership, which will be determined by taking into account all of the facts and circumstances relating to the economic arrangement of the partners with respect to such item. The allocations of taxable income and loss provided for in the partnership agreement of EOP Partnership are intended to comply with the requirements of section 704(b) of the Internal Revenue Code and the regulations promulgated thereunder.

     TAX ALLOCATIONS WITH RESPECT TO THE PROPERTIES. Pursuant to section 704(c) of the Internal Revenue Code, income, gain, loss and deduction attributable to a property that is contributed to a partnership in exchange for an interest in the partnership must be allocated in a manner such that the contributing partner is charged with, or benefits from, respectively, the difference between the adjusted tax basis and the fair market value of property at the time of contribution. The difference is known as the book-tax difference. Section 704(c) allocations are for federal income tax purposes only and do not affect the book capital accounts or other economic or legal arrangements among the partners. Under Treasury Regulations promulgated under section 704(c) of the Internal Revenue Code, similar rules apply when a partnership elects to "revalue" its assets in limited situations, such as when a contribution of property is made to a partnership by a new partner.

     The partnership agreement of EOP Partnership requires that such allocations be made in a manner consistent with section 704(c) of the Internal Revenue Code. Treasury Regulations under section 704(c) of the Internal Revenue Code provide partnerships with a choice of several methods of accounting for book-tax differences, including retention of the "traditional method" or the election of alternative methods which would permit any distortions caused by a book-tax difference to be entirely rectified on an annual basis or with respect to a specific taxable transaction such as a sale. EOP Partnership and Equity Office have determined to use the traditional method of accounting for book-tax differences with respect to the properties initially contributed to EOP Partnership in connection with its formation or subsequently acquired by merger or contribution.

     In general, if any asset contributed to or revalued by EOP Partnership is determined to have a fair market value that is greater than its adjusted tax basis, some partners of EOP Partnership, including Equity Office, will be allocated lower amounts of depreciation deductions as to specific properties for tax purposes by EOP Partnership and increased taxable income and gain on sale. These allocations will tend to eliminate the book-tax difference over the life of EOP Partnership. However, the special allocation rules of section 704(c) of the Internal Revenue Code do not always entirely rectify the book-tax difference on an annual basis or with respect to a specific transaction such as a sale. Thus, Equity Office may be allocated lower depreciation and other deductions, and possibly greater amounts of taxable income in the event of a sale of contributed assets. These amounts may be in excess of the economic or book income allocated to it as a result of the sale and, as a result, the allocation might cause Equity Office to recognize taxable income in excess of the cash distribution received. This excess taxable income is sometimes referred to as "phantom income." Because Equity Office relies on cash distributions from EOP Partnership to meet its REIT distribution requirements, which are specified percentages of its taxable income, the recognition of this "phantom income" might adversely affect Equity Office's ability to comply with those requirements. In this regard, it should be noted that as the general partner of EOP Partnership, Equity Office will determine, taking into account the tax consequences to it, when and whether to sell any given property. See "-- Annual Distribution Requirements Applicable to REITs" above.

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

     A portion of the cash to be used by Equity Office to fund distributions comes from dividends paid by the noncontrolled subsidiaries. The noncontrolled subsidiaries pay federal and state income tax at the full applicable corporate rates. Equity Office expects that some or all of its noncontrolled subsidiaries will elect to be treated as taxable REIT subsidiaries after December 31, 2000. A taxable REIT subsidiary will be a fully taxable corporation and, in addition, will be limited in its ability to deduct interest payments made to Equity Office. For a more detailed discussion of taxable REIT subsidiaries, see
"-- Changes to REIT Qualification Requirements" above. To the extent that the noncontrolled subsidiaries are required to pay federal, state or local taxes, Equity Office will receive less dividend income from them and will have less cash available for distribution to shareholders.

ITEM 2.  PROPERTIES

     All capitalized terms used herein and not otherwise defined shall have the meaning given in the Financial Statements set forth in Item 8.

GENERAL

     The Company's portfolio (based on revenue and square footage) is the largest portfolio of office properties of any publicly traded, full-service office company in the United States. As of December 31, 1999, the Company owned or had an interest in 294 Office Properties containing approximately 77.0 million rentable square feet of office space and owned 20 stand-alone Parking Facilities containing approximately 20,506 parking spaces. The Office Properties are located in 81 submarkets in 35 markets in 23 states and the District of Columbia. The Office Properties, by rentable square feet, are located approximately 52% in CBDs and 48% in suburban markets. As of December 31, 1999, the Office Properties were, on a weighted average basis, 93.7% occupied by a total of 6,347 tenants, with no single tenant accounting for more than 1.6% of the Company's aggregate annualized rent (except for the U.S. General Services Administration, which accounted for 3.2% of annualized rent).

     All property data is as of December 31, 1999.

OFFICE PROPERTIES BY REGION

                                                APPROXIMATE       PERCENT OF TOTAL                        ANNUALIZED
                                  NUMBER OF   RENTABLE SQUARE        PORTFOLIO             PERCENT           RENT
                                  BUILDINGS        FEET         RENTABLE SQUARE FEET       OCCUPIED       (000'S)(a)
                                  ---------   ---------------   --------------------   ----------------   ----------
Central.........................      30        12,932,307              16.8%               96.1%         $ 301,135
Northeast.......................      89        21,099,721              27.4%               97.3%           629,982
Southeast.......................      49         8,618,522              11.2%               90.4%           151,550
Southwest.......................      34        11,599,431              15.1%               91.6%           204,946
West............................      42        12,428,878              16.1%               92.1%           256,365
Pacific.........................      50        10,336,751              13.4%               90.2%           249,541
                                     ---        ----------             ------               -----         ----------
Portfolio Total/Weighted
 Average........................     294        77,015,610             100.0%               93.7%         $1,793,519
                                     ===        ==========             ======               =====         ==========

                                    PERCENT OF                  ANNUALIZED RENT
                                     PORTFOLIO      NUMBER OF    PER OCCUPIED
                                  ANNUALIZED RENT    LEASES     SQUARE FOOT(a)
                                  ---------------   ---------   ---------------
Central.........................       16.8%          1,166         $24.22
Northeast.......................       35.1%          1,446         $30.68
Southeast.......................        8.4%            621         $19.45
Southwest.......................       11.4%          1,152         $19.28
West............................       14.3%          1,248         $22.41
Pacific.........................       13.9%            714         $26.77
                                      ------          -----         ------
Portfolio Total/Weighted
 Average........................      100.0%          6,347         $24.86
                                      ======          =====         ======

---------------

(a) Annualized Rent is the monthly contractual rent under existing leases as of December 31, 1999, multiplied by 12. This amount reflects total base rent before any rent abatements, but includes expense reimbursements, which may be estimates. Total rent abatements for leases in effect as of December 31, 1999, for the 12 months ending December 31, 2000, are approximately $7.0 million.

OFFICE PROPERTY STATISTICS

                                                                                       PERCENT OF
                                                                                          TOTAL
                                                                         APPROXIMATE    PORTFOLIO               ANNUALIZED
PRIMARY MARKET                                 NUMBER OF   YEAR BUILT/    RENTABLE      RENTABLE     PERCENT       RENT
SUB MARKET                                     BUILDINGS    RENOVATED    SQUARE FEET   SQUARE FEET   OCCUPIED   (000'S)(a)
--------------                                 ---------   -----------   -----------   -----------   --------   -----------
CENTRAL REGION
Chicago
 Central Loop
   161 N. Clark..............................       1      1992           1,010,520        1.3%        99.7%     $ 25,184
   200 West Adams............................       1      1985/1996        677,222        0.9%        87.9%       13,471
   30 N. LaSalle Street(b)...................       1      1974/1990        925,950        1.2%        99.6%       20,826
   One North Franklin........................       1      1991             617,592        0.8%        97.4%       14,840
 Lake County
   Tri-State International...................       5      1986             546,263        0.7%        96.5%       12,575
 O'Hare
   Presidents Plaza..........................       4      1980-1982        815,604        1.1%        98.4%       17,810
   1700 Higgins..............................       1      1986             133,876        0.2%        95.8%        2,401
 Oak Brook
   AT&T Plaza................................       1      1984             224,847        0.3%        96.9%        5,148
   Oakbrook Terrace Tower....................       1      1988             772,928        1.0%        91.8%       17,519
   Westbrook Corporate Center................       5      1985-1996      1,107,372        1.4%        93.8%       28,653
 West Loop
   10 & 30 S. Wacker(d)......................       2      1983-1987      2,003,288        2.6%        97.2%       65,849
   101 N. Wacker.............................       1      1980/1990        575,294        0.7%        98.7%       13,364
   Civic Opera House.........................       1      1929/1996        841,778        1.1%        97.9%       15,303
Cleveland
 Downtown
   BP Tower..................................       1      1985           1,242,144        1.6%        95.4%       20,470
Columbus
 Suburban
   Community Corporate Center................       1      1987             250,169        0.3%        99.8%        4,997
   One Crosswoods Center.....................       1      1984             129,583        0.2%        87.2%        2,189
Indianapolis
 Downtown
   Bank One Center/Tower(b)(d)...............       2      1990           1,057,877        1.4%        93.9%       20,536
                                                  ---                    ----------      ------       ------     --------
CENTRAL REGION TOTAL/WEIGHTED AVERAGE........      30                    12,932,307       16.8%        96.1%      301,135
                                                  ---                    ----------      ------       ------     --------
NORTHEAST REGION
Boston
 East Cambridge
   One Canal Park............................       1      1987              98,154        0.1%       100.0%        3,032
   Riverview I & II..........................       2      1985-1986        263,892        0.3%       100.0%        7,629
   Ten Canal Park............................       1      1987             110,843        0.1%       100.0%        2,520
 Financial District
   100 Summer Street.........................       1      1974/1990      1,037,801        1.3%        96.1%       32,396
   150 Federal Street........................       1      1988             529,730        0.7%        99.8%       17,191
   175 Federal Street........................       1      1977             207,366        0.3%        99.8%        6,012
   2 Oliver Street-147 Milk Street...........       1      1988             270,302        0.4%        98.7%        6,146
   225 Franklin Street.......................       1      1966/1996        916,722        1.2%       100.0%       37,156
   28 State Street...........................       1      1968/1997        570,040        0.7%       100.0%       23,322
   75-101 Federal Street(c)..................       2      1988             811,054        1.1%        96.9%       27,253
   One Post Office Square(d).................       1      1981             765,780        1.0%       100.0%       26,436
   Rowes Wharf(b)(d).........................       3      1987             344,698        0.4%       100.0%       14,070
   Russia Wharf..............................       1      1978-1982        312,833        0.4%        97.3%        5,891
   South Station(b)..........................       1      1988             178,959        0.2%        99.8%        6,971
 Government Center
   Center Plaza..............................       1      1969             637,069        0.8%        96.8%       18,264
 Northwest
   Crosby Corporate Center...................       6      1996             337,285        0.4%       100.0%        5,458
   Crosby Corporate Center II(e).............       3      1998             257,528        0.3%        78.0%        4,373
   New England Executive Park................       8      1970-1985        760,118        1.0%        95.4%       17,827
   New England Executive Park 17.............       1      1979              56,890        0.1%        83.8%        1,270
   The Tower at New England Executive
    Park(f)..................................       1      1971/1999        194,911        0.3%        51.8%        2,345
 South
   Westwood Business Center..................       1      1985             164,985        0.2%        86.7%        3,128

                                                                     ANNUALIZED
                                               PERCENT OF             RENT PER
                                               PORTFOLIO    NUMBER    OCCUPIED
PRIMARY MARKET                                 ANNUALIZED     OF       SQUARE
SUB MARKET                                        RENT      LEASES    FOOT(a)
--------------                                 ----------   ------   ----------
CENTRAL REGION
Chicago
 Central Loop
   161 N. Clark..............................      1.4%        48      $25.00
   200 West Adams............................      0.8%        84      $22.62
   30 N. LaSalle Street(b)...................      1.2%       130      $22.59
   One North Franklin........................      0.8%        46      $24.68
 Lake County
   Tri-State International...................      0.7%        43      $23.86
 O'Hare
   Presidents Plaza..........................      1.0%        65      $22.18
   1700 Higgins..............................      0.1%        13      $18.73
 Oak Brook
   AT&T Plaza................................      0.3%        26      $23.63
   Oakbrook Terrace Tower....................      1.0%        60      $24.68
   Westbrook Corporate Center................      1.6%        96      $27.58
 West Loop
   10 & 30 S. Wacker(d)......................      3.7%       122      $33.82
   101 N. Wacker.............................      0.7%        40      $23.53
   Civic Opera House.........................      0.9%       213      $18.57
Cleveland
 Downtown
   BP Tower..................................      1.1%        40      $17.27
Columbus
 Suburban
   Community Corporate Center................      0.3%        35      $20.02
   One Crosswoods Center.....................      0.1%        15      $19.36
Indianapolis
 Downtown
   Bank One Center/Tower(b)(d)...............      1.1%        90      $20.67
                                                 ------     -----      ------
CENTRAL REGION TOTAL/WEIGHTED AVERAGE........     16.8%     1,166      $24.22
                                                 ------     -----      ------
NORTHEAST REGION
Boston
 East Cambridge
   One Canal Park............................      0.2%         8      $30.89
   Riverview I & II..........................      0.4%         4      $28.91
   Ten Canal Park............................      0.1%         1      $22.74
 Financial District
   100 Summer Street.........................      1.8%        29      $32.50
   150 Federal Street........................      1.0%        23      $32.51
   175 Federal Street........................      0.3%        31      $29.07
   2 Oliver Street-147 Milk Street...........      0.3%        41      $23.03
   225 Franklin Street.......................      2.1%        18      $40.53
   28 State Street...........................      1.3%        27      $40.91
   75-101 Federal Street(c)..................      1.5%        68      $34.67
   One Post Office Square(d).................      1.5%        52      $34.52
   Rowes Wharf(b)(d).........................      0.8%        46      $40.82
   Russia Wharf..............................      0.3%        55      $19.35
   South Station(b)..........................      0.4%        34      $39.01
 Government Center
   Center Plaza..............................      1.0%        83      $29.61
 Northwest
   Crosby Corporate Center...................      0.3%         6      $16.18
   Crosby Corporate Center II(e).............      0.2%         6      $21.77
   New England Executive Park................      1.0%        77      $24.58
   New England Executive Park 17.............      0.1%         2      $26.65
   The Tower at New England Executive
    Park(f)..................................      0.1%         8      $23.21
 South
   Westwood Business Center..................      0.2%        17      $21.87

                                                                                       PERCENT OF
                                                                                          TOTAL
                                                                         APPROXIMATE    PORTFOLIO               ANNUALIZED
PRIMARY MARKET                                 NUMBER OF   YEAR BUILT/    RENTABLE      RENTABLE     PERCENT       RENT
SUB MARKET                                     BUILDINGS    RENOVATED    SQUARE FEET   SQUARE FEET   OCCUPIED   (000'S)(a)
--------------                                 ---------   -----------   -----------   -----------   --------   -----------
 West
   Wellesley Office Park 1-4.................       4      1962-1970        216,420        0.3%        99.9%        5,729
   Wellesley 5-7.............................       3      1972-1984        362,421        0.5%        97.3%        9,741
   Wellesley 8...............................       1      1960/1996         62,952        0.1%       100.0%        1,819
New York
 Columbus Circle
   Worldwide Plaza(g)........................       1      1989           1,704,624        2.2%        99.1%       73,137
 Park/Lexington
   Park Avenue Tower(h)......................       1      1986             550,894        0.7%        99.5%       40,607
 Third Avenue
   850 Third Avenue..........................       1      1960/1996        562,567        0.7%       100.0%       18,444
Philadelphia
 Center City
   1601 Market Street........................       1      1970             681,289        0.9%        96.4%       13,053
   1700 Market Street........................       1      1969             841,172        1.1%        97.3%       16,391
 Conshohocken
   Four Falls Corporate Center(d)............       1      1988             254,355        0.3%        98.4%        6,570
 King of Prussia/Valley Forge
   Oak Hill Plaza(d).........................       1      1982             164,360        0.2%       100.0%        3,126
   Walnut Hill Plaza(d)......................       1      1985             149,716        0.2%       100.0%        3,163
 Main Line
   One Devon Square(b)(d)....................       1      1984              73,267        0.1%        56.0%          799
   Two Devon Square(d).......................       1      1985              63,226        0.1%       100.0%        1,073
   Three Devon Square(b)(d)..................       1      1985               6,000        0.0%       100.0%          174
 Plymouth Meeting/Blue Bell
   One Valley Square(d)......................       1      1982              70,289        0.1%        95.8%        1,320
   Two Valley Square(d)......................       1      1990              70,622        0.1%       100.0%        1,393
   Three Valley Square(d)....................       1      1984              84,605        0.1%        67.5%        1,315
   Four and Five Valley Square(d)............       2      1988              68,321        0.1%       100.0%        1,426
Stamford
 Shelton
   Shelton Pointe............................       1      1985/1993        159,848        0.2%        88.1%        2,593
 Stamford
   One Stamford Plaza........................       1      1986/1994        212,244        0.3%        94.9%        5,158
   Two Stamford Plaza........................       1      1986/1994        253,020        0.3%        93.9%        6,762
   Three Stamford Plaza......................       1      1980/1994        241,575        0.3%       100.0%        5,747
   Four Stamford Plaza.......................       1      1979/1994        260,581        0.3%        96.3%        5,639
   177 Broad Street..........................       1      1989             187,573        0.2%        99.4%        4,657
   300 Atlantic Street.......................       1      1987/1996        272,458        0.4%       100.0%        7,786
   Canterbury Green (b)......................       1      1987             224,405        0.3%       100.0%        6,635
Washington D.C.
 CBD
   1111 19th Street..........................       1      1979/1993        252,014        0.3%       100.0%        7,733
   1620 L Street.............................       1      1989             156,272        0.2%       100.0%        4,597
   One Lafayette Centre......................       1      1980/1993        314,634        0.4%        90.4%        9,169
 East End
   1333 H Street.............................       1      1982             244,585        0.3%       100.0%        7,036
 Alexandria/Old Town
   1600 Duke Street..........................       1      1985              68,770        0.1%       100.0%        1,099
 Crystal City
   Polk and Taylor Buildings.................       2      1970             902,371        1.2%       100.0%       24,662
 Fairfax/Center
   Centerpointe I & II.......................       2      1988-1990        407,723        0.5%       100.0%        8,123
   Fair Oaks Plaza...........................       1      1986             177,917        0.2%        95.6%        3,456
 Herndon/Dulles
   Northridge I..............................       1      1988             124,319        0.2%       100.0%        3,134
 Reston
   Reston Town Center(b).....................       3      1990             726,045        0.9%        99.6%       21,142
 Rosslyn/Ballston
   1300 North 17th Street....................       1      1980             380,199        0.5%        98.0%        9,924
   1616 N. Fort Myer Drive...................       1      1974             292,826        0.4%       100.0%        7,480

                                                                     ANNUALIZED
                                               PERCENT OF             RENT PER
                                               PORTFOLIO    NUMBER    OCCUPIED
PRIMARY MARKET                                 ANNUALIZED     OF       SQUARE
SUB MARKET                                        RENT      LEASES    FOOT(a)
--------------                                 ----------   ------   ----------
 West
   Wellesley Office Park 1-4.................      0.3%        42      $26.50
   Wellesley 5-7.............................      0.5%        40      $27.62
   Wellesley 8...............................      0.1%         1      $28.89
New York
 Columbus Circle
   Worldwide Plaza(g)........................      4.1%        25      $43.30
 Park/Lexington
   Park Avenue Tower(h)......................      2.3%        25      $74.11
 Third Avenue
   850 Third Avenue..........................      1.0%        27      $32.79
Philadelphia
 Center City
   1601 Market Street........................      0.7%        75      $19.87
   1700 Market Street........................      0.9%        66      $20.04
 Conshohocken
   Four Falls Corporate Center(d)............      0.4%        39      $26.25
 King of Prussia/Valley Forge
   Oak Hill Plaza(d).........................      0.2%         4      $19.02
   Walnut Hill Plaza(d)......................      0.2%        23      $21.13
 Main Line
   One Devon Square(b)(d)....................      0.0%         6      $19.46
   Two Devon Square(d).......................      0.1%         6      $16.96
   Three Devon Square(b)(d)..................      0.0%         1      $29.03
 Plymouth Meeting/Blue Bell
   One Valley Square(d)......................      0.1%         5      $19.61
   Two Valley Square(d)......................      0.1%         7      $19.72
   Three Valley Square(d)....................      0.1%         6      $23.02
   Four and Five Valley Square(d)............      0.1%         5      $20.87
Stamford
 Shelton
   Shelton Pointe............................      0.1%        14      $18.42
 Stamford
   One Stamford Plaza........................      0.3%        10      $25.61
   Two Stamford Plaza........................      0.4%        20      $28.45
   Three Stamford Plaza......................      0.3%        13      $23.79
   Four Stamford Plaza.......................      0.3%         9      $22.47
   177 Broad Street..........................      0.3%        14      $24.97
   300 Atlantic Street.......................      0.4%        20      $28.58
   Canterbury Green (b)......................      0.4%        16      $29.57
Washington D.C.
 CBD
   1111 19th Street..........................      0.4%        28      $30.68
   1620 L Street.............................      0.3%        19      $29.41
   One Lafayette Centre......................      0.5%        21      $32.23
 East End
   1333 H Street.............................      0.4%        21      $28.77
 Alexandria/Old Town
   1600 Duke Street..........................      0.1%         9      $15.97
 Crystal City
   Polk and Taylor Buildings.................      1.4%         9      $27.33
 Fairfax/Center
   Centerpointe I & II.......................      0.5%        11      $19.92
   Fair Oaks Plaza...........................      0.2%        34      $20.32
 Herndon/Dulles
   Northridge I..............................      0.2%         1      $25.21
 Reston
   Reston Town Center(b).....................      1.2%        82      $29.25
 Rosslyn/Ballston
   1300 North 17th Street....................      0.6%        28      $26.64
   1616 N. Fort Myer Drive...................      0.4%        12      $25.54

                                                                                       PERCENT OF
                                                                                          TOTAL
                                                                         APPROXIMATE    PORTFOLIO               ANNUALIZED
PRIMARY MARKET                                 NUMBER OF   YEAR BUILT/    RENTABLE      RENTABLE     PERCENT       RENT
SUB MARKET                                     BUILDINGS    RENOVATED    SQUARE FEET   SQUARE FEET   OCCUPIED   (000'S)(a)
--------------                                 ---------   -----------   -----------   -----------   --------   -----------
 Tyson's Corner
   E. J. Randolph............................       1      1983             164,906        0.2%       100.0%        3,883
   John Marshall I...........................       1      1981             261,376        0.3%       100.0%        5,595
                                                  ---                    ----------      ------       ------     --------
NORTHEAST REGION TOTAL/WEIGHTED AVERAGE......      89                    21,099,721       27.4%        97.3%      629,982
                                                  ---                    ----------      ------       ------     --------
SOUTHEAST REGION
Atlanta
 Buckhead
   Prominence in Buckhead(i).................       1      1999             424,635        0.6%        26.9%        2,554
 Central Perimeter
   Central Park..............................       2      1986             612,733        0.8%        87.4%       11,762
   One Perimeter Center......................       4      1972-1986      1,265,245        1.6%        93.5%       23,431
   Two Perimeter Center......................      11      1971-1985        980,708        1.3%        98.0%       16,884
   Three Perimeter Center....................      14      1970-1989        572,629        0.7%        72.3%        8,010
   Four Perimeter Center.....................       3      1978-1981        483,796        0.6%        92.9%        8,758
   Lakeside Office Park......................       5      1972-1978        390,721        0.5%        91.2%        6,262
 Midtown
   Promenade II(d)...........................       1      1990             770,840        1.0%        99.1%       17,567
 Northwest
   Paces West................................       2      1988             641,263        0.8%        99.1%       13,545
Charlotte
 Uptown
   Wachovia Center...........................       1      1972/1994        581,666        0.8%        92.5%        6,476
Nashville
 Downtown
   Bank of America Plaza.....................       1      1977/1995        421,513        0.5%        96.0%        6,069
Norfolk
 Norfolk
   Dominion Tower(d).........................       1      1987             403,276        0.5%        98.3%        6,784
Orlando
 Central Business District
   SunTrust Center(d)........................       1      1988             640,385        0.8%        99.9%       15,531
Raleigh/Durham
 South Durham
   University Tower..........................       1      1987/1992        181,221        0.2%       100.0%        3,765
Sarasota
 Downtown
   Sarasota City Center......................       1      1989             247,891        0.3%        88.5%        4,152
                                                  ---                    ----------      ------       ------     --------
SOUTHEAST REGION TOTAL/WEIGHTED AVERAGE......      49                     8,618,522       11.2%        90.4%      151,550
                                                  ---                    ----------      ------       ------     --------
SOUTHWEST REGION
Austin
 CBD
   One American Center(b)....................       1      1984             505,770        0.7%        99.2%       11,649
   One Congress Plaza........................       1      1987             517,849        0.7%        94.4%       11,124
   San Jacinto Center........................       1      1987             403,329        0.5%       100.0%        9,281
Dallas
 Far North Dallas
   Colonnade I & II..........................       2      1983-1985        606,615        0.8%        90.9%       12,092
   Colonnade III.............................       1      1998             377,639        0.5%        81.3%        8,213
 Las Colinas
   Computer Associates Tower.................       1      1988             360,815        0.5%        85.8%        7,441
   Texas Commerce Tower......................       1      1985             369,134        0.5%        98.6%        8,451
 LBJ/Quorum
   Four Forest Plaza(d)......................       1      1985             394,324        0.5%        83.5%        6,178
   Lakeside Square...........................       1      1987             397,328        0.5%        92.6%        7,185
   North Central Plaza Three.................       1      1986/1994        346,575        0.5%        80.7%        5,187
 N. Central Expressway
   9400 NCX..................................       1      1981/1995        379,556        0.5%        90.9%        5,277
   Eighty-Eighty Central.....................       1      1984/1995        283,707        0.4%        87.2%        4,480
 Preston Center
   Preston Commons(d)........................       3      1986             418,604        0.5%        83.1%        7,279
   Sterling Plaza(d).........................       1      1984/1994        302,747        0.4%        82.3%        5,119
Ft. Worth
 W/SW Fort Worth
   Summitt Office Park.......................       2      1974/1993        239,095        0.3%        92.1%        2,977

                                                                     ANNUALIZED
                                               PERCENT OF             RENT PER
                                               PORTFOLIO    NUMBER    OCCUPIED
PRIMARY MARKET                                 ANNUALIZED     OF       SQUARE
SUB MARKET                                        RENT      LEASES    FOOT(a)
--------------                                 ----------   ------   ----------
 Tyson's Corner
   E. J. Randolph............................      0.2%        14      $23.55
   John Marshall I...........................      0.3%         2      $21.41
                                                 ------     -----      ------
NORTHEAST REGION TOTAL/WEIGHTED AVERAGE......     35.1%     1,446      $30.68
                                                 ------     -----      ------
SOUTHEAST REGION
Atlanta
 Buckhead
   Prominence in Buckhead(i).................      0.1%         6      $22.40
 Central Perimeter
   Central Park..............................      0.7%        57      $21.97
   One Perimeter Center......................      1.3%       132      $19.80
   Two Perimeter Center......................      0.9%        64      $17.58
   Three Perimeter Center....................      0.4%        48      $19.35
   Four Perimeter Center.....................      0.5%         8      $19.49
   Lakeside Office Park......................      0.3%        35      $17.57
 Midtown
   Promenade II(d)...........................      1.0%        25      $23.00
 Northwest
   Paces West................................      0.8%        44      $21.31
Charlotte
 Uptown
   Wachovia Center...........................      0.4%         9      $12.04
Nashville
 Downtown
   Bank of America Plaza.....................      0.3%        20      $15.00
Norfolk
 Norfolk
   Dominion Tower(d).........................      0.4%        52      $17.11
Orlando
 Central Business District
   SunTrust Center(d)........................      0.9%        53      $24.27
Raleigh/Durham
 South Durham
   University Tower..........................      0.2%        35      $20.78
Sarasota
 Downtown
   Sarasota City Center......................      0.2%        33      $18.92
                                                 ------     -----      ------
SOUTHEAST REGION TOTAL/WEIGHTED AVERAGE......      8.4%       621      $19.45
                                                 ------     -----      ------
SOUTHWEST REGION
Austin
 CBD
   One American Center(b)....................      0.6%        30      $23.22
   One Congress Plaza........................      0.6%        46      $22.76
   San Jacinto Center........................      0.5%        39      $23.01
Dallas
 Far North Dallas
   Colonnade I & II..........................      0.7%        67      $21.93
   Colonnade III.............................      0.5%        14      $26.75
 Las Colinas
   Computer Associates Tower.................      0.4%        15      $24.04
   Texas Commerce Tower......................      0.5%        30      $23.22
 LBJ/Quorum
   Four Forest Plaza(d)......................      0.3%        49      $18.76
   Lakeside Square...........................      0.4%        21      $19.53
   North Central Plaza Three.................      0.3%        30      $18.54
 N. Central Expressway
   9400 NCX..................................      0.3%        66      $15.29
   Eighty-Eighty Central.....................      0.2%        34      $18.11
 Preston Center
   Preston Commons(d)........................      0.4%        70      $20.92
   Sterling Plaza(d).........................      0.3%        67      $20.54
Ft. Worth
 W/SW Fort Worth
   Summitt Office Park.......................      0.2%        57      $13.52

                                                                                       PERCENT OF
                                                                                          TOTAL
                                                                         APPROXIMATE    PORTFOLIO               ANNUALIZED
PRIMARY MARKET                                 NUMBER OF   YEAR BUILT/    RENTABLE      RENTABLE     PERCENT       RENT
SUB MARKET                                     BUILDINGS    RENOVATED    SQUARE FEET   SQUARE FEET   OCCUPIED   (000'S)(a)
--------------                                 ---------   -----------   -----------   -----------   --------   -----------
Houston
 Galleria/West Loop
   San Felipe Plaza(d).......................       1      1984             959,466        1.2%        92.2%       15,987
 North Loop/Northwest
   Brookhollow Central.......................       3      1972-1981        797,971        1.0%        96.4%       12,854
 North/North Belt
   Intercontinental Center...................       1      1983/1991        194,801        0.3%        98.3%        3,143
   Northborough Tower(d).....................       1      1983/1990        207,908        0.3%        95.9%        2,982
 West
   2500 CityWest.............................       1      1982             574,216        0.7%        99.9%       12,436
New Orleans
 CBD
   LL&E Tower................................       1      1987             545,157        0.7%        92.8%        8,391
   Texaco Center.............................       1      1984             619,714        0.8%        86.1%        9,302
 Metairie/E. Jefferson
   One Lakeway Center........................       1      1981/1996        289,112        0.4%        98.0%        4,765
   Two Lakeway Center........................       1      1984/1996        440,826        0.6%        94.7%        7,167
   Three Lakeway Center......................       1      1987/1996        462,890        0.6%        92.0%        7,282
San Antonio
 Northwest
   Colonnade I...............................       1      1983             168,637        0.2%        96.0%        2,698
   Northwest Center..........................       1      1984/1994        241,248        0.3%        92.4%        3,503
   Union Square..............................       1      1986             194,398        0.3%        75.5%        2,502
                                                  ---                    ----------      ------       ------     --------
SOUTHWEST REGION TOTAL/WEIGHTED AVERAGE......      34                    11,599,431       15.1%        91.6%      204,946
                                                  ---                    ----------      ------       ------     --------
WEST REGION
Albuquerque
 Downtown
   500 Marquette Building....................       1      1985             230,022        0.3%        92.2%     $  3,407
 Uptown
   One Park Square...........................       4      1985             262,020        0.3%        72.0%        3,453
Anchorage
 Midtown
   Calais Office Center(b)...................       2      1975             190,599        0.2%        98.5%        3,677
Denver
 Downtown
   410 17th Street...........................       1      1978             388,953        0.5%        88.3%        5,827
   Denver Post Tower(b)......................       1      1984             579,999        0.8%        93.6%        9,097
   Dominion Plaza............................       1      1983             571,468        0.7%        89.4%        8,049
   Tabor Center..............................       2      1985             674,278        0.9%        85.4%       13,966
   Trinity Place.............................       1      1983             189,163        0.2%        84.7%        2,431
 Southeast
   4949 S. Syracuse..........................       1      1982              62,633        0.1%        82.6%        1,053
   Denver Corporate Center II & III..........       2      1981/93-97       358,357        0.5%       100.0%        7,030
   Metropoint................................       1      1987             263,719        0.3%        87.2%        5,018
   Metropoint II(d)(j).......................       1      1999             150,181        0.2%        85.7%        3,067
   Terrace Building..........................       1      1982             115,408        0.1%        90.1%        2,142
   Millennium Plaza..........................       1      1982             330,033        0.4%       100.0%        7,600
   Solarium..................................       1      1982             162,817        0.2%        82.2%        2,624
   The Quadrant..............................       1      1985             313,302        0.4%        95.1%        6,595
Minneapolis
 I-494
   Northland Plaza...........................       1      1985             296,965        0.4%        94.9%        7,414
 Minneapolis CBD
   LaSalle Plaza.............................       1      1991             588,908        0.8%        98.8%       15,994
Phoenix
 Central Corridor
   49 East Thomas Road(k)....................       1      1974/1993         18,892        0.0%        73.3%          136
   One Phoenix Plaza(l)......................       1      1989             586,403        0.8%       100.0%        8,116
Portland
 Downtown
   1001 Fifth Avenue(b)......................       1      1980             368,138        0.5%        94.1%        6,549

                                                                     ANNUALIZED
                                               PERCENT OF             RENT PER
                                               PORTFOLIO    NUMBER    OCCUPIED
PRIMARY MARKET                                 ANNUALIZED     OF       SQUARE
SUB MARKET                                        RENT      LEASES    FOOT(a)
--------------                                 ----------   ------   ----------
Houston
 Galleria/West Loop
   San Felipe Plaza(d).......................      0.9%       116      $18.06
 North Loop/Northwest
   Brookhollow Central.......................      0.7%        58      $16.70
 North/North Belt
   Intercontinental Center...................      0.2%        10      $16.41
   Northborough Tower(d).....................      0.2%        15      $14.96
 West
   2500 CityWest.............................      0.7%        26      $21.68
New Orleans
 CBD
   LL&E Tower................................      0.5%        34      $16.58
   Texaco Center.............................      0.5%        23      $17.44
 Metairie/E. Jefferson
   One Lakeway Center........................      0.3%        39      $16.82
   Two Lakeway Center........................      0.4%        71      $17.17
   Three Lakeway Center......................      0.4%        47      $17.10
San Antonio
 Northwest
   Colonnade I...............................      0.2%        27      $16.66
   Northwest Center..........................      0.2%        32      $15.71
   Union Square..............................      0.1%        19      $17.05
                                                 ------     -----      ------
SOUTHWEST REGION TOTAL/WEIGHTED AVERAGE......     11.4%     1,152      $19.28
                                                 ------     -----      ------
WEST REGION
Albuquerque
 Downtown
   500 Marquette Building....................      0.2%        34      $16.06
 Uptown
   One Park Square...........................      0.2%        43      $18.30
Anchorage
 Midtown
   Calais Office Center(b)...................      0.2%        35      $19.58
Denver
 Downtown
   410 17th Street...........................      0.3%        74      $16.96
   Denver Post Tower(b)......................      0.5%        30      $16.75
   Dominion Plaza............................      0.4%        68      $15.75
   Tabor Center..............................      0.8%       134      $24.26
   Trinity Place.............................      0.1%        44      $15.18
 Southeast
   4949 S. Syracuse..........................      0.1%         7      $20.37
   Denver Corporate Center II & III..........      0.4%        12      $19.62
   Metropoint................................      0.3%        20      $21.83
   Metropoint II(d)(j).......................      0.2%         8      $23.82
   Terrace Building..........................      0.1%        20      $20.60
   Millennium Plaza..........................      0.4%         3      $23.03
   Solarium..................................      0.1%        26      $19.60
   The Quadrant..............................      0.4%        35      $22.14
Minneapolis
 I-494
   Northland Plaza...........................      0.4%        53      $26.30
 Minneapolis CBD
   LaSalle Plaza.............................      0.9%        38      $27.48
Phoenix
 Central Corridor
   49 East Thomas Road(k)....................      0.0%        13      $ 9.80
   One Phoenix Plaza(l)......................      0.5%         1      $13.84
Portland
 Downtown
   1001 Fifth Avenue(b)......................      0.4%        57      $18.90

                                                                                       PERCENT OF
                                                                                          TOTAL
                                                                         APPROXIMATE    PORTFOLIO               ANNUALIZED
PRIMARY MARKET                                 NUMBER OF   YEAR BUILT/    RENTABLE      RENTABLE     PERCENT       RENT
SUB MARKET                                     BUILDINGS    RENOVATED    SQUARE FEET   SQUARE FEET   OCCUPIED   (000'S)(a)
--------------                                 ---------   -----------   -----------   -----------   --------   -----------
Seattle
 Bellevue CBD
   City Center Bellevue......................       1      1987             472,587        0.6%        97.6%       11,323
   One Bellevue Center(b)....................       1      1983             344,715        0.4%        95.1%        7,777
   Rainier Plaza(b)..........................       1      1986             410,855        0.5%        98.5%       10,136
   Sunset North Corporate Campus(d)(m).......       3      1999             460,629        0.6%        55.5%        7,141
 CBD
   1111 Third Avenue.........................       1      1980             528,282        0.7%        89.0%       10,136
   Bank of America Tower.....................       2      1985           1,537,932        2.0%        98.4%       40,068
   Nordstrom Medical Tower...................       1      1986             101,431        0.1%        87.3%        2,387
   Second and Seneca Buildings...............       2      1991             480,272        0.6%        96.2%       10,936
   Second and Spring Building................       1      1906/1989        134,871        0.2%        79.1%        2,486
   Wells Fargo Center........................       1      1983             915,883        1.2%        94.7%       23,323
St. Louis
 Mid County
   Interco Corporate Tower...................       1      1986             339,163        0.4%        93.6%        7,408
                                                  ---                    ----------      ------       ------     --------
WEST REGION TOTAL/WEIGHTED AVERAGE...........      42                    12,428,878       16.1%        92.1%      256,365
                                                  ---                    ----------      ------       ------     --------
PACIFIC REGION
Los Angeles
 Downtown
   550 S. Hope...............................       1      1991             566,434        0.7%        86.8%       10,607
   Two California Plaza(b)...................       1      1992           1,329,809        1.7%        57.2%       20,522
 Pasadena
   Pasadena Towers(d)........................       2      1990-91          439,367        0.6%        89.0%       10,690
Los Angeles
 Westwood
   10880 Wilshire Boulevard(b)...............       1      1970/1992        534,047        0.7%        96.7%       15,890
   10960 Wilshire Boulevard..................       1      1971/1992        543,804        0.7%        98.3%       16,113
Orange County
 Airport Office Area
   1920 Main Plaza...........................       1      1988             305,662        0.4%        89.7%        6,296
   2010 Main Plaza...........................       1      1988             280,882        0.4%        95.0%        7,624
 Anaheim Stadium Area
   500 Orange Tower(n).......................       1      1988             290,765        0.4%        92.8%        5,288
Orange County
 Town & Country
   1100 Executive Tower......................       1      1987             366,747        0.5%       100.0%        7,055
San Diego
   The Plaza at La Jolla Village(d)..........       5      1987-1990        635,419        0.8%        94.3%       15,261
   Smith Barney Tower........................       1      1987             187,999        0.2%        78.8%        3,722
San Francisco
 Financial District
   201 Mission Street........................       1      1981             483,289        0.6%        99.7%       13,322
   301 Howard Building.......................       1      1988             307,396        0.4%        94.9%        9,197
   580 California............................       1      1984             313,012        0.4%        98.7%       10,253
   60 Spear Street Building..................       1      1967/1987        133,782        0.2%        98.2%        3,486
   One Maritime Plaza........................       1      1967/1990        534,878        0.7%        97.5%       17,118
   One Market(b).............................       1      1976/1995      1,460,081        1.9%        92.8%       41,050
San Jose
 Mountain View
   Shoreline Technology Park.................      12      1985-1991        726,508        0.9%       100.0%       15,114
 Palo Alto
   Palo Alto Square(b).......................       6      1971/1985        320,468        0.4%        98.3%       11,344
 Santa Clara
   Lake Marriott Business Park...............       7      1981             401,402        0.5%        99.0%        6,368
 Sunnyvale
   Sunnyvale Business Center.................       3      1990             175,000        0.2%       100.0%        3,219
                                                  ---                    ----------      ------       ------     --------
PACIFIC REGION TOTAL/WEIGHTED AVERAGE........      50                    10,336,751       13.4%        90.2%      249,541
                                                  ---                    ----------      ------       ------     --------
PORTFOLIO TOTAL/WEIGHTED AVERAGE.............     294                    77,015,610      100.0%        93.7%    1$,793,519
                                                  ===                    ==========      ======       ======     ========

                                                                     ANNUALIZED
                                               PERCENT OF             RENT PER
                                               PORTFOLIO    NUMBER    OCCUPIED
PRIMARY MARKET                                 ANNUALIZED     OF       SQUARE
SUB MARKET                                        RENT      LEASES    FOOT(a)
--------------                                 ----------   ------   ----------
Seattle
 Bellevue CBD
   City Center Bellevue......................      0.6%        76      $24.54
   One Bellevue Center(b)....................      0.4%        30      $23.72
   Rainier Plaza(b)..........................      0.6%        57      $25.06
   Sunset North Corporate Campus(d)(m).......      0.4%         5      $27.91
 CBD
   1111 Third Avenue.........................      0.6%        40      $21.56
   Bank of America Tower.....................      2.2%       142      $26.48
   Nordstrom Medical Tower...................      0.1%        16      $26.94
   Second and Seneca Buildings...............      0.6%        28      $23.66
   Second and Spring Building................      0.1%         4      $23.31
   Wells Fargo Center........................      1.3%        68      $26.89
St. Louis
 Mid County
   Interco Corporate Tower...................      0.4%        27      $23.35
                                                 ------     -----      ------
WEST REGION TOTAL/WEIGHTED AVERAGE...........     14.3%     1,248      $22.41
                                                 ------     -----      ------
PACIFIC REGION
Los Angeles
 Downtown
   550 S. Hope...............................      0.6%        37      $21.58
   Two California Plaza(b)...................      1.1%        35      $26.97
 Pasadena
   Pasadena Towers(d)........................      0.6%        35      $27.33
Los Angeles
 Westwood
   10880 Wilshire Boulevard(b)...............      0.9%        46      $30.76
   10960 Wilshire Boulevard..................      0.9%        31      $30.13
Orange County
 Airport Office Area
   1920 Main Plaza...........................      0.4%        40      $22.97
   2010 Main Plaza...........................      0.4%        30      $28.58
 Anaheim Stadium Area
   500 Orange Tower(n).......................      0.3%        47      $19.61
Orange County
 Town & Country
   1100 Executive Tower......................      0.4%        22      $19.24
San Diego
   The Plaza at La Jolla Village(d)..........      0.9%        81      $25.47
   Smith Barney Tower........................      0.2%        23      $25.12
San Francisco
 Financial District
   201 Mission Street........................      0.7%        20      $27.66
   301 Howard Building.......................      0.5%        30      $31.54
   580 California............................      0.6%        23      $33.18
   60 Spear Street Building..................      0.2%         8      $26.54
   One Maritime Plaza........................      1.0%        37      $32.81
   One Market(b).............................      2.3%       116      $30.31
San Jose
 Mountain View
   Shoreline Technology Park.................      0.8%        12      $20.80
 Palo Alto
   Palo Alto Square(b).......................      0.6%        23      $36.00
 Santa Clara
   Lake Marriott Business Park...............      0.4%        15      $16.03
 Sunnyvale
   Sunnyvale Business Center.................      0.2%         3      $18.40
                                                 ------     -----      ------
PACIFIC REGION TOTAL/WEIGHTED AVERAGE........     13.9%       714      $26.77
                                                 ------     -----      ------
PORTFOLIO TOTAL/WEIGHTED AVERAGE.............    100.0%     6,347      $24.86
                                                 ======     =====      ======

---------------

(a) Annualized Rent is the monthly contractual rent under existing leases as of December 31, 1999, multiplied by 12. This amount reflects total base rent before any rent abatements, but includes expense reimbursements, which may be estimates. Total rent abatements for leases in effect as of December 31, 1999, for the 12 months ending December 31, 2000, are approximately $7.0 million.

(b) All or a portion of this Office Property is held subject to a ground lease with the exception of Denver Post Tower which is subject to an air rights lease.

(c) This Office Property is held in a private real estate investment trust in which the Company owns 51.6% of the outstanding shares.

(d) This Office Property is held in a partnership with an unaffiliated third party and, in the case of San Felipe Plaza and Sunset North Corporate Campus, an affiliated party.

(e) This Office Property was a development project placed in-service in November 1998. It is currently 78.0% occupied.

(f) This Office Property completed a major redevelopment in June 1999. The property currently is 51.8% occupied and 64.3% leased, with occupancy to take place some time in the future.

(g) The Company's interest in the amenities component of this Office Property is primarily attributable to its ownership of mortgage indebtedness encumbering the theatre/plaza, retail, health club and parking facilities associated therewith.

(h) The Company acquired a first mortgage note secured by this Office Property. In accordance with certain agreements concerning the first mortgage note, the Company controls financial and operational decisions for the Property and is entitled to substantially all cash flow and residual profit. Accordingly, the Company consolidated the financial position and results of operations of the Property.

(i) This Office Property was a development project purchased and placed in-service in July 1999. It is currently 26.9% occupied and 57.9% leased, with occupancy to take place some time in the future.

(j) This was a development project that was placed in-service in May 1999. It is currently 85.7% occupied and 95.0% leased, with occupancy to take place some time in the future.

(k) This Office Property was purchased in conjunction with the purchase of One Phoenix Plaza for the sole purpose of providing additional parking for the tenants of One Phoenix Plaza.

(l) This Office Property is 100% leased to a single tenant on a triple net basis, whereby the tenant pays for certain operating expenses directly rather than reimbursing the Company. The amounts shown above for annualized rent include the amounts of reimbursement of expenses paid by the Company but do not make any adjustments for expenses paid directly by the tenant.

(m) This Office Property was a development project placed in-service in December 1999. It is currently 55.6% occupied and 96.9% leased, with occupancy to take place some time in the future.

(n) This Office Property is held subject to an interest in the improvements at the Property held by an unaffiliated third party. In addition, the Company has a mortgage interest in such improvements.

PARKING FACILITIES

                                                                                 NUMBER OF   NUMBER OF      MANAGEMENT
REGION             PROPERTY NAME                           STATE   CITY           SPACES      GARAGES        COMPANY
------             --------------------------------------  -----   ------------  ---------   ---------   ----------------
CENTRAL REGION
                   Adams-Wabash Garage(a)                   IL     Chicago           670          1      Standard Parking
                   Theater District Garage(a)(b)            IL     Chicago         1,020          1      Standard Parking
                   203 North LaSalle Garage(a)(b)           IL     Chicago         1,196          1      Standard Parking
                   Capitol Commons Garage(b)(c)             IN     Indianapolis      986          1      Central Parking
                   Milwaukee Center Garage(a)(c)            WI     Milwaukee         815          1      Standard Parking
NORTHEAST REGION
                   Boston Harbor Garage                     MA     Boston          1,380          1      Standard Parking
                   1616 Sansom Street Garage(a)             PA     Philadelphia      240          1      Central Parking
                   1111 Sansom Street Garage(a)             PA     Philadelphia      250          1      Central Parking
                   Juniper/Locust Street Garage(a)          PA     Philadelphia      541          1      Central Parking
                   15th & Sansom Street Garage(a)           PA     Philadelphia      313          1      Central Parking
                   1602-34 Chancellor Garage(a)             PA     Philadelphia      416          1      Central Parking
                   Riverfront Center                        PA     Pittsburgh        741          1      Standard Parking
                   Forbes & Allies Garage(a)(d)             PA     Pittsburgh      1,310          2      Central Parking
                   MacArthur Airport                        NY     Islip           2,575          1      Standard Parking
WEST REGION
                   517 Marquette Garage(a)                  MN     Minneapolis       589          1      Standard Parking
                   St. Louis Parking Garages(a)(e)          MO     St. Louis       7,464          4      Central Parking
                                                                                  ------        ---
TOTAL EOP STAND-ALONE                                                             20,506         20
TOTAL EOP PORTFOLIO                                                               67,178         83
                                                                                  ------        ---
GRAND TOTAL                                                                       87,684        103
                                                                                  ======        ===

---------------

(a) Each of these parking Facilities is operated by the designated third-party service companies (each, a "Service Company") under a lease agreement whereby the Company and the Service Company share the gross receipts from the parking operation or the Company receives a fixed payment from the Service Company, and the Company bears none of the operational expenses.

(b) Each of these Parking Facilities is held in a partnership with an unaffiliated third party. The Company or a Subsidiary is the managing general partner of each such partnership.

(c)  This Parking Facility is held subject to a ground lease.

(d) The Company acquired a leasehold interest in this parking facility. The lease is for a term of 50 years with four five-year options to renew. Pursuant to the lease, the Company is required to make annual rent payments of $172,500, and is required to make certain capital improvements to the garages of approximately $10.0 million during the first ten years of the lease. The Company has accounted for this transaction as a capital lease.

(e) The Company has a 50% membership interest in a portfolio of four Parking Facilities serving the St. Louis, Missouri area.

TENANTS

     As of December 31, 1999, the Office Properties were leased to 6,347 tenants; no single tenant accounted for more than 1.6% of the Company's aggregate annualized rent or 1.2% of the aggregate occupied square feet (except for the U.S. General Services Administration, acting on behalf of various agencies or departments of the U.S. government, which accounted for 3.2% of the annualized rent and 3.2% of the occupied square feet).

LEASE EXPIRATION

                                          2000 AND
                                          MONTH TO
                                           MONTH            2001           2002           2003           2004           2005
                                       --------------   ------------   ------------   ------------   ------------   ------------
CENTRAL REGION TOTALS
Square Feet(1).......................      1,165,841         952,407      1,152,928      1,818,728      1,300,777      1,191,066
% Square Feet (2)....................            9.0%           7.4%           8.9%          14.1%          10.1%           9.2%
Annualized Rent (3)..................   $ 29,464,813    $ 21,687,541   $ 29,874,913   $ 52,855,288   $ 32,640,620   $ 28,116,486
Number of Leases.....................            260             184            196            156            147             68
Rent Per Square Foot.................   $      25.27    $      22.77   $      25.91   $      29.06   $      25.09   $      23.61
NORTHEAST REGION TOTALS
Square Feet (1)......................      1,465,183       2,856,718      3,222,555      2,236,024      1,987,388      1,738,436
% Square Feet (2)....................            6.9%          13.5%          15.3%          10.6%           9.4%           8.2%
Annualized Rent (3)..................   $ 38,237,836    $ 97,376,144   $ 93,821,096   $ 67,063,699   $ 55,920,198   $ 50,622,527
Number of Leases.....................            265             214            246            220            189            103
Rent Per Square Foot.................   $      26.10    $      34.09   $      29.11   $      29.99   $      28.14   $      29.12
SOUTHEAST REGION TOTALS
Square Feet (1)......................      1,196,358       1,400,715        698,108        645,026        957,218        607,591
% Square Feet (2)....................           13.9%          16.3%           8.1%           7.5%          11.1%           7.0%
Annualized Rent (3)..................   $ 23,744,341    $ 25,914,990   $ 14,824,862   $ 14,133,610   $ 15,352,588   $ 10,716,863
Number of Leases.....................            159             129            116             69             76             27
Rent Per Square Foot.................   $      19.85    $      18.50   $      21.24   $      21.91   $      16.04   $      17.64
SOUTHWEST REGION TOTALS
Square Feet (1)......................      2,056,332       1,723,192      1,684,150      1,423,838      1,298,904        509,777
% Square Feet (2)....................           17.7%          14.9%          14.5%          12.3%          11.2%           4.4%
Annualized Rent (3)..................   $ 38,383,627    $ 33,685,451   $ 33,878,640   $ 27,872,016   $ 26,169,782   $  9,776,273
Number of Leases.....................            353             203            207            169            127             37
Rent Per Square Foot.................   $      18.67    $      19.55   $      20.12   $      19.58   $      20.15   $      19.18
WEST REGION TOTALS
Square Feet (1)......................      1,534,755       1,756,194      1,402,661      1,596,835      1,652,816        778,359
% Square Feet (2)....................           12.3%          14.1%          11.3%          12.8%          13.3%           6.3%
Annualized Rent (3)..................   $ 32,967,069    $ 40,617,410   $ 31,297,869   $ 38,526,283   $ 34,063,578   $ 18,104,878
Number of Leases.....................            373             220            218            167            125             51
Rent Per Square Foot.................   $      21.48    $      23.13   $      22.31   $      24.13   $      20.61   $      23.26
PACIFIC REGION TOTALS
Square Feet (1)......................      1,276,734       1,640,469        917,224        786,355      1,042,472      1,167,062
% Square Feet (2)....................           12.4%          15.9%           8.9%           7.6%          10.1%          11.3%
Annualized Rent (3)..................   $ 28,657,593    $ 39,209,105   $ 27,597,977   $ 22,695,654   $ 32,330,778   $ 31,026,081
Number of Leases.....................            148             147            110             90             81             54
Rent Per Square Foot.................   $      22.45    $      23.90   $      30.09   $      28.86   $      31.01   $      26.58
PORTFOLIO TOTALS
Square Feet (1)......................      8,695,203      10,329,695      9,077,626      8,506,806      8,239,575      5,992,291
% Square Feet (2)....................           11.3%          13.4%          11.8%          11.0%          10.7%           7.8%
Annualized Rent (3)..................   $191,455,277    $258,490,640   $231,295,357   $223,146,550   $196,477,544   $148,363,108
Number of Leases.....................          1,558           1,097          1,093            871            745            340
Rent Per Square Foot.................   $      22.02    $      25.02   $      25.48   $      26.23   $      23.85   $      24.76


                                                                                                     2010 AND
                                           2006           2007           2008           2009          BEYOND          TOTALS
                                       ------------   ------------   ------------   ------------   ------------   ---------------
CENTRAL REGION TOTALS
Square Feet(1).......................       768,093        398,596      1,170,538        723,190      1,789,259        12,431,423
% Square Feet (2)....................          5.9%           3.1%           9.1%           5.6%          13.8%             96.1%
Annualized Rent (3)..................  $ 17,065,082   $  8,547,273   $ 24,579,556   $ 20,951,487   $ 35,351,717   $   301,134,774
Number of Leases.....................            53             27             34             20             21             1,166
Rent Per Square Foot.................  $      22.22   $      21.44   $      21.00   $      28.97   $      19.76   $         24.22
NORTHEAST REGION TOTALS
Square Feet (1)......................     1,149,329      1,067,203      1,191,205      1,818,988      1,802,888        20,535,917
% Square Feet (2)....................          5.4%           5.1%           5.6%           8.6%           8.5%             97.3%
Annualized Rent (3)..................  $ 28,812,093   $ 28,984,493   $ 38,414,130   $ 72,725,796   $ 58,004,225   $   629,982,236
Number of Leases.....................            58             40             50             34             27             1,446
Rent Per Square Foot.................  $      25.07   $      27.16   $      32.25   $      39.98   $      32.17   $         30.68
SOUTHEAST REGION TOTALS
Square Feet (1)......................       770,948        145,658        390,847        191,541        788,184         7,792,194
% Square Feet (2)....................          8.9%           1.7%           4.5%           2.2%           9.1%             90.4%
Annualized Rent (3)..................  $ 17,749,334   $  2,783,954   $  9,110,405   $  4,002,700   $ 13,216,543   $   151,550,190
Number of Leases.....................            14              6             10              7              8               621
Rent Per Square Foot.................  $      23.02   $      19.11   $      23.31   $      20.90   $      16.77   $         19.45
SOUTHWEST REGION TOTALS
Square Feet (1)......................       757,350        321,068        357,429        163,075        334,348        10,629,463
% Square Feet (2)....................          6.5%           2.8%           3.1%           1.4%           2.9%             91.6%
Annualized Rent (3)..................  $ 13,878,136   $  6,176,764   $  8,520,016   $  2,977,750   $  3,627,639   $   204,946,093
Number of Leases.....................            26              6             10              8              6             1,152
Rent Per Square Foot.................  $      18.32   $      19.24   $      23.84   $      18.26   $      10.85   $         19.28
WEST REGION TOTALS
Square Feet (1)......................       637,567        682,127        802,404        336,480        261,795        11,441,993
% Square Feet (2)....................          5.1%           5.5%           6.5%           2.7%           2.1%             92.1%
Annualized Rent (3)..................  $ 14,148,550   $ 14,501,684   $ 22,491,029   $  8,723,317   $    923,364   $   256,365,031
Number of Leases.....................            26             25             21             16              6             1,248
Rent Per Square Foot.................  $      22.19   $      21.26   $      28.03   $      25.93   $       3.53   $         22.41
PACIFIC REGION TOTALS
Square Feet (1)......................       607,837        830,044        297,305        166,746        590,867         9,323,115
% Square Feet (2)....................          5.9%           8.0%           2.9%           1.6%           5.7%             90.2%
Annualized Rent (3)..................  $ 17,962,445   $ 26,505,489   $ 10,225,055   $  4,111,730   $  9,219,081   $   249,540,989
Number of Leases.....................            25             20             14             13             12               714
Rent Per Square Foot.................  $      29.55   $      31.93   $      34.39   $      24.66   $      15.60   $         26.77
PORTFOLIO TOTALS
Square Feet (1)......................     4,691,124      3,444,696      4,209,728      3,400,020      5,567,341        72,154,105
% Square Feet (2)....................          6.1%           4.5%           5.5%           4.4%           7.2%             93.7%
Annualized Rent (3)..................  $109,615,641   $ 87,499,657   $113,340,191   $113,492,779   $120,342,569   $ 1,793,519,312
Number of Leases.....................           202            124            139             98             80             6,347
Rent Per Square Foot.................  $      23.37   $      25.40   $      26.92   $      33.38   $      21.62   $         24.86

---------------

(1) Total net rentable square feet represented by expiring leases.

(2) Percentage of total net rentable feet represented by expiring leases.

(3) Annualized Rent is the monthly contractual rent under existing leases as of December 31, 1999 multiplied by 12. This amount reflects total base rent before any rent abatements, but includes expense reimbursements. Total rent abatements for leases in effect as of December 31, 1999 for the 12 months ending December 31, 2000 are approximately $7.0 million.

LEASE EXPIRATIONS -- TOTAL PORTFOLIO

     The following table sets forth a summary schedule of the lease expirations for the Office Properties for leases in place as of December 31, 1999, assuming that none of the tenants exercise renewal options or termination rights, if any, at or prior to the scheduled expirations:

                                                                                                                    PERCENTAGE OF
                                                   SQUARE                                         ANNUALIZED RENT    ANNUALIZED
                                     NUMBER OF   FOOTAGE OF   PERCENTAGE OF       ANNUALIZED        OF EXPIRING        RENT OF
                                      LEASES      EXPIRING    TOTAL OCCUPIED   RENT OF EXPIRING     LEASES PER        EXPIRING
YEAR OF LEASE EXPIRATION             EXPIRING      LEASES      SQUARE FEET          LEASES          SQUARE FOOT      LEASES (1)
------------------------             ---------   ----------   --------------   ----------------   ---------------   -------------
2000(2)............................    1,558     8,695,203         12.2%        $  191,455,277        $22.02             10.7%
2001...............................    1,097     10,329,695        14.5%           258,490,640         25.02             14.4%
2002...............................    1,093     9,077,626         12.7%           231,295,357         25.48             12.9%
2003...............................      871     8,506,806         11.9%           223,146,550         26.23             12.4%
2004...............................      745     8,239,575         11.6%           196,477,544         23.85             11.0%
2005...............................      340     5,992,291          8.4%           148,363,108         24.76              8.3%
2006...............................      202     4,691,124          6.6%           109,615,641         23.37              6.1%
2007...............................      124     3,444,696          4.8%            87,499,657         25.40              4.9%
2008...............................      139     4,209,728          5.9%           113,340,191         26.92              6.3%
2009...............................       98     3,400,020          4.8%           113,492,779         33.38              6.3%
2010 and beyond....................       80     4,642,725          6.6%           120,342,568         25.92              6.7%
                                       -----     ----------       -----         --------------        ------           ------
                                       6,347     71,229,489       100.0%(3)     $1,793,519,312        $24.86            100.0%
                                       =====     ==========       =====         ==============        ======           ======

---------------

(1) Based on current payable rent.

(2) Represents lease expirations from January 1, 2000 to December 31, 2000 and month-to-month leases.

(3) Reconciliation for total net rentable square footage is as follows:

                                                                SQUARE     PERCENT
                                                               FOOTAGE     OF TOTAL
                                                              ----------   --------
Square footage occupied by tenants..........................  71,229,489     92.5%
Square footage used for management offices, building use and
  remeasurement adjustments.................................     924,616      1.2%
                                                              ----------    -----
Total occupied square footage...............................  72,154,105     93.7%
Square footage vacant.......................................   4,861,505      6.3%
                                                              ----------    -----
Total net rentable square footage...........................  77,015,610    100.0%
                                                              ==========    =====

LEASE DISTRIBUTION

     The following table sets forth information relating to the distribution of the Office Property leases, based on rentable square feet under lease, as of December 31, 1999.

                                                                         PERCENTAGE OF
                                                                           AGGREGATE
                                            PERCENT                        PORTFOLIO                       ANNUALIZED
                               NUMBER OF     OF ALL     TOTAL OCCUPIED     OCCUPIED                         RENT PER
SQUARE FEET UNDER LEASE         LEASES       LEASES      SQUARE FEET      SQUARE FEET    ANNUALIZED RENT   SQUARE FOOT
-----------------------        ---------   ----------   --------------   -------------   ---------------   -----------
2,500 or Less................    2,344        36.9%        2,808,421           3.9%      $   66,506,838      $23.68
2,501 -- 5,000...............    1,362        21.5%        4,881,001           6.9%         116,678,260       23.90
5,001 -- 7,500...............      703        11.1%        4,288,874           6.0%         102,424,463       23.88
7,501 -- 10,000..............      378         6.0%        3,289,304           4.6%          79,011,887       24.02
10,001 -- 20,000.............      788        12.4%       11,217,665          15.7%         274,845,107       24.50
20,001 -- 40,000.............      440         6.9%       12,013,701          16.9%         303,597,750       25.27
40,001 -- 60,000.............      132         2.1%        6,414,137           9.0%         159,275,119       24.83
60,001 -- 100,000............      105         1.7%        7,965,161          11.2%         202,839,031       25.47
100,001 or Greater...........       95         1.5%       18,351,225          25.8%         488,340,856       26.61
                                 -----       -----        ----------         -----       --------------      ------
TOTAL/WEIGHTED AVERAGE.......    6,347       100.0%       71,229,489         100.0%      $1,793,519,312      $24.86
                                 =====       =====        ==========         =====       ==============      ======


                                 PERCENTAGE
                                OF AGGREGATE
                                  PORTFOLIO
SQUARE FEET UNDER LEASE        ANNUALIZED RENT
-----------------------        ---------------
2,500 or Less................         3.7%
2,501 -- 5,000...............         6.5%
5,001 -- 7,500...............         5.7%
7,501 -- 10,000..............         4.4%
10,001 -- 20,000.............        15.3%
20,001 -- 40,000.............        16.9%
40,001 -- 60,000.............         8.9%
60,001 -- 100,000............        11.3%
100,001 or Greater...........        27.2%
                                    -----
TOTAL/WEIGHTED AVERAGE.......       100.0%
                                    =====

OCCUPANCY

     The table below sets forth weighted average occupancy rates, based on square footage occupied, of the Office Properties owned by the Company at the indicated date:

                                                                   AGGREGATE          PERCENTAGE OF
                                                                RENTABLE SQUARE      RENTABLE SQUARE
DATE                                                                FOOTAGE           FEET OCCUPIED
----                                                            ---------------      ---------------
December 31, 1992...........................................       9,095,684               73%
December 31, 1993...........................................      13,550,553               80%
December 31, 1994...........................................      18,505,591               88%
December 31, 1995...........................................      23,097,222               86%
December 31, 1996...........................................      29,127,289               90%
December 31, 1997...........................................      65,291,790               94%
December 31, 1998...........................................      75,100,727               95%
December 31, 1999...........................................      77,015,610               94%

ITEM 3.  LEGAL PROCEEDINGS

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     None.

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company's Common Shares are traded on the New York Stock Exchange ("NYSE") under the symbol EOP. On March 1, 2000, the reported closing sale price per Common Share on the NYSE was $23.8125 and there were approximately 791 holders of record. The high and low closing prices for 1999 and 1998 on the NYSE was as follows:

YEAR                                          QUARTER     HIGH       LOW       CLOSE    DIVIDEND
----                                          -------   --------   --------   -------   --------
1999........................................  Fourth    $ 24.625   $  21.00   $24.625    $0.42
                                              Third     $  25.75   $  23.25   $ 23.25    $0.42
                                              Second    $  29.25   $ 25.125   $25.625    $0.37
                                              First     $  26.75   $  24.00   $25.375    $0.37
1998........................................  Fourth    $ 25.625   $22.9375   $ 24.00    $0.37
                                              Third     $28.6875   $  20.75   $ 24.50    $0.37
                                              Second    $  31.00   $24.9375   $28.375    $0.32
                                              First     $ 31.875   $  28.00   $30.625    $0.32

     ISSUANCE OF UNREGISTERED SECURITIES. Any Units issued by the Operating Partnership are convertible into Common Shares of the Company on a one-for-one basis, or the cash equivalent thereof, subject to certain restrictions.

     In October 1999, the Company acquired an Office Property from an affiliated party for approximately $78.3 million. Of this amount, the Operating Partnership issued, in a private placement of securities in reliance on an exemption from the registration requirements of the Securities Act pursuant to Section 4 (2) and Rule 506 of Regulation D promulgated thereunder, 1,035,389 Units at a price of $29.50 per Unit. The Units were recorded at $23.64 each for a total of $24.5 million for accounting purposes.

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

                                           EQUITY OFFICE PROPERTIES TRUST               EQUITY OFFICE PREDECESSORS
                                    --------------------------------------------   -------------------------------------
                                        FOR THE YEARS ENDED       FOR THE PERIOD   FOR THE PERIOD    FOR THE YEARS ENDED
                                           DECEMBER 31,           FROM JULY 11,    FROM JANUARY 1,      DECEMBER 31,
                                    ---------------------------    1997 THROUGH     1997 THROUGH     -------------------
                                                                   DECEMBER 31,       JULY 10,
                                        1999           1998            1997             1997           1996       1995
                                    ------------   ------------   --------------   ---------------   --------   --------
                                                       (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
OPERATING DATA:
Revenues:
  Rental, parking and other.......  $  1,919,056   $  1,658,420    $    406,713       $327,017       $493,396   $356,959
                                    ------------   ------------    ------------       --------       --------   --------
    Total revenues................     1,942,243      1,679,699         412,968        339,104        508,124    371,457
                                    ------------   ------------    ------------       --------       --------   --------
Expenses:
  Interest........................       413,995        338,611          76,675         80,481        119,595    100,566
  Depreciation and amortization...       358,989        305,982          70,346         66,034         96,237     74,156
  Property operating and ground
    rent(2).......................       669,763        600,367         155,679        127,285        201,067    151,488
  General and administrative......        80,927         63,564          17,690         17,201         23,145     21,987
  Provision for value
    impairment....................            --             --              --             --             --     20,248
                                    ------------   ------------    ------------       --------       --------   --------
    Total expenses................     1,523,674      1,308,524         320,390        291,001        440,044    368,445
                                    ------------   ------------    ------------       --------       --------   --------
Income before allocation to
  minority interests, income from
  investment in unconsolidated
  joint ventures, net gain/(loss)
  on sales of real estate and
  extraordinary items.............       418,569        371,175          92,578         48,103         68,080      3,012
Minority interests................       (50,153)       (38,340)         (7,799)          (912)        (2,086)    (2,129)
Income from investment in
  unconsolidated joint ventures...        13,824         11,267           3,173          1,982          2,093      2,305
Net gain/(loss) on sales of real
  estate and extraordinary
  items...........................        49,113          4,927         (16,240)        12,236          5,338     31,271
                                    ------------   ------------    ------------       --------       --------   --------
Net income........................       431,353        349,029          71,712         61,409         73,425     34,459
Put option settlement.............        (5,658)            --              --             --             --         --
Preferred distributions...........       (43,603)       (32,202)           (649)            --             --         --
                                    ------------   ------------    ------------       --------       --------   --------
Net income available for Common
  Shares..........................  $    382,092   $    316,827    $     71,063       $ 61,409       $ 73,425   $ 34,459
                                    ============   ============    ============       ========       ========   ========
Net income available per weighted
  average Common Share
  outstanding -- Basic............  $       1.49   $       1.25    $       0.44
                                    ============   ============    ============
Net income available per weighted
  average Common Share
  outstanding -- Diluted..........  $       1.48   $       1.24    $       0.43
                                    ============   ============    ============
Weighted average Common Shares
  outstanding -- Basic............   256,045,895    253,167,037     162,591,477
                                    ============   ============    ============
Weighted average Common Shares
  outstanding -- Diluted..........   291,157,204    283,974,532     180,014,027
                                    ============   ============    ============

                                           EQUITY OFFICE PROPERTIES TRUST                EQUITY OFFICE PREDECESSORS
                                     ------------------------------------------   -----------------------------------------
                                        FOR THE YEARS ENDED      FOR THE PERIOD   FOR THE PERIOD      FOR THE YEARS ENDED
                                           DECEMBER 31,          FROM JULY 11,    FROM JANUARY 1,        DECEMBER 31,
                                     -------------------------    1997 THROUGH     1997 THROUGH     -----------------------
                                                                  DECEMBER 31,       JULY 10,
                                        1999          1998            1997             1997            1996         1995
                                     -----------   -----------   --------------   ---------------   ----------   ----------
                                                                     (DOLLARS IN THOUSANDS)
BALANCE SHEET DATA (at end of
  period):
Investment in real estate, net of
  accumulated depreciation.........  $12,572,153   $13,331,560    $10,976,319               --      $3,291,815   $2,393,403
        Total Assets...............  $14,046,058   $14,261,291    $11,751,672               --      $3,912,565   $2,650,890
Mortgage debt, unsecured notes and
  lines of credit..................  $ 5,851,918   $ 6,025,405    $ 4,284,317               --      $1,964,892   $1,434,827
        Total Liabilities..........  $ 6,336,531   $ 6,472,613    $ 4,591,697               --      $2,174,483   $1,529,334
Minority Interests.................  $   883,454   $   737,715    $   754,818               --      $   11,080   $   31,587
Preferred Shares...................  $   615,000   $   615,000    $   200,000               --              --           --
Shareholders' Equity/Owners'
  Equity...........................  $ 6,211,073   $ 6,435,963    $ 6,205,157               --      $1,727,002   $1,089,969
OTHER DATA:
General and administrative expenses
  as a percentage of total
  revenues.........................          4.2%          3.8%           4.3%             5.1%            4.6%         5.9%
Number of Office Properties........          294           284            258               --              84           73
Net rentable square feet of Office
  Properties (in millions).........         77.0          75.1           65.3               --            29.2         23.1
Occupancy of Office Properties.....           94%           95%            94%              --              90%          86%
Number of Parking Facilities.......           20            19             17               --              10            3
Number of spaces at Parking
  Facilities.......................       20,506        18,059         16,749               --           7,321        3,323
Funds from Operations(3)...........  $   748,983   $   662,585    $   163,253        $ 113,022      $  160,460   $   96,104
                                     ===========   ===========    ===========        =========      ==========   ==========
Property Net Operating Income(4)...  $ 1,256,180   $ 1,065,714    $   253,418        $ 202,108      $  294,556   $  206,341
                                     ===========   ===========    ===========        =========      ==========   ==========
Earnings before interest, taxes,
  depreciation and
  amortization(5)..................  $ 1,228,913   $ 1,049,577    $   242,969        $ 197,489      $  286,128   $  200,438
                                     ===========   ===========    ===========        =========      ==========   ==========
Cash flow provided by operating
  activities.......................  $   720,711   $   759,151    $   190,754        $  95,960      $  165,975   $   93,878
                                     ===========   ===========    ===========        =========      ==========   ==========
Cash flow (used for) investing
  activities.......................  $   (67,138)  $(2,231,712)   $(1,592,272)       $(571,068)     $ (924,227)  $ (380,615)
                                     ===========   ===========    ===========        =========      ==========   ==========
Cash flow (used for) provided by
  financing activities.............  $  (718,315)  $ 1,310,788    $ 1,630,346        $ 245,851      $1,057,551   $  276,513
                                     ===========   ===========    ===========        =========      ==========   ==========

---------------

(1) The selected financial data at December 31, 1999, 1998, 1997, 1996 and 1995 and for the five years ended December 31, 1999 has been derived from the historical consolidated or combined financial statements of the Company and Equity Office Predecessors, audited by Ernst & Young LLP, independent auditors.

(2) Property operating expenses includes real estate taxes, insurance, repairs and maintenance and other property operating expenses.

(3) The White Paper on Funds from Operations approved by the Board of Governors of the National Association of Real Estate Investment Trusts ("NAREIT") in March 1995 defines Funds from Operations as net income (loss) (computed in accordance with GAAP), excluding gains (or losses) from debt restructuring and sales of properties, plus real estate related depreciation and amortization and after adjustments for unconsolidated partnerships and joint ventures. The Company believes that Funds from Operations is helpful to investors as a measure of the performance of an equity REIT because, along with cash flow from operating, investing and financing activities, it provides investors with an indication of the ability of the Company to incur and service debt, to make capital expenditures and to fund other cash needs. The Company computes Funds from Operations in accordance with standards established by NAREIT, which may not be comparable to Funds from Operations reported by other REITs that do not define the term in accordance with the current NAREIT definition or that interpret the current NAREIT definition differently than the Company. Funds from Operations does not represent cash generated from operating activities in accordance with GAAP, nor does it represent cash available to pay distributions and should not be considered as an alternative to net income (determined in accordance with GAAP) as an indication of the Company's financial performance or to cash flow from operating activities (determined in accordance with GAAP) as a measure of the Company's liquidity, nor is it indicative of funds available to fund the Company's cash needs, including its ability to make cash distributions. For a reconciliation of net income to Funds from Operations, see "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Funds from Operations."

(4) Property Net Operating Income is defined as rental income including tenant reimbursements, parking and other income less property operating expenses including real estate taxes, insurance, repairs and maintenance and other property operating expenses.

(5) Earnings before interest, taxes, depreciation and amortization ("EBITDA") is defined as net income excluding interest expense, taxes, depreciation and amortization, minority interest allocation to the Operating Partnership, net gain/(loss) on sales of real estate, gains/losses from extraordinary items and income from investment in unconsolidated joint ventures plus the Company's share of the EBITDA for the unconsolidated joint ventures. EBITDA is presented because the Company believes this data is used by some investors to evaluate the Company's ability to meet debt service requirements. The Company considers EBITDA to be an indicative measure of its operating performance due to the significance of the Company's long-lived assets and because this data can be used to measure the Company's ability to service debt, fund capital expenditures and expand its business. However, this data should not be considered as an alternative to net income, operating profit, cash flows from operations or any other operating or liquidity performance measure prescribed by GAAP. In addition, EBITDA as calculated by the Company may not be comparable to similarly titled measures reported by other companies. Interest expense, taxes, depreciation and amortization, which are not reflected in the presentation of EBITDA, have been, and will be, incurred by the Company. Investors are cautioned that these excluded items are significant components in understanding and assessing the Company's financial performance.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

     The following discussion and analysis of the consolidated financial condition and consolidated and combined results of operations should be read in conjunction with the Consolidated Financial Statements of the Company and the Combined Financial Statements of Equity Office Predecessors, and Notes thereto contained herein. All references to activities prior to the Company's initial public offering ("IPO") on July 11, 1997, contained in this "Management's Discussion and Analysis of Financial Condition and Results of Operations" refer to the activities of Equity Office Predecessors. Terms employed herein as defined terms, but without definition, shall have the meaning set forth in the financial statements. Statements contained in this "Management's Discussion and Analysis of Financial Condition and Results of Operations" including without limitation, the "Market Risk" and "Developments" disclosures, which are not historical facts may be forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 (the "Exchange Act"). The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 21E of the Exchange Act. Such statements are subject to certain risks and uncertainties which could cause actual results to differ materially from those projected or anticipated. Readers are cautioned not to place undue reliance on these forward-looking statements which speak only as of December 31, 1999. Among the factors that the Company has made assumptions are the following:

     - Future economic conditions which may impact upon the demand for office space and tenant ability to pay rent, either at current or at increased levels.
     -  Prevailing interest rates.
     -  The extent of any inflation on operating expenses.
     - The Company's ability to reduce various expenses as a percentage of revenues.
     - The Company's continuing ability to pay amounts due to its noteholders and preferred shareholders prior to any distribution to common shareholders.
     -  The cost to complete and lease-up pending developments.
     - The Company's continued access to adequate credit facilities on acceptable terms, including any amounts required for the Cornerstone Merger.
     -  The demand from the Company's customers for office-related services.

1999 Highlights:

     - Acquired ten Office Properties containing approximately 1.9 million square feet and one Parking Facility for approximately $393.2 million in the aggregate.
     - Invested approximately $73.9 million in mezzanine debt financing on the SunAmerica Center office property.
     - Sold four Office Properties containing .7 million square feet in non-core markets and one redevelopment property for approximately $98.0 million.
     - Sold a partial interest in twelve Office Properties for net proceeds of approximately $480 million to Lend Lease Australia/U.S. Properties.
     - Issued the $1.0 Billion Notes in three tranches due in three, five and ten years with an effective overall interest rate of 6.8% per annum and issued the $200 Million Notes due in 30 years with an effective interest rate of 7.6% per annum.
     - Repaid the $328 Million Credit Facility and the $200 Million Credit Facility.
     - Introduced Access, a strategic business service unit providing additional products and services to Equity Office customers. The initial offerings include telecom, office suites, ATMs, training tools, and informational and advertising venues.
     - The Company received a Private Letter Ruling from the Internal Revenue Service allowing participation in the delivery of telecommunications services to customers without violation of REIT rules.

RESULTS OF OPERATIONS

GENERAL

     The following discussion is based primarily on the Consolidated Financial Statements of the Company and the Combined Financial Statements of Equity Office Predecessors, as applicable, as of December 31, 1999 and 1998, and for the years ended December 31, 1999, 1998 and 1997.

     The Company receives income primarily from rental revenue from Office Properties (including reimbursements from tenants for certain operating costs) and from parking revenue from Office Properties and Parking Facilities.

     Below is a summary of the Company's acquisition and disposition activity since January 1, 1998. The buildings and total square feet shown include Properties the Company owns in joint ventures with other partners and reflects the total square footage of the Properties. Excluding the joint venture partner's share of the square feet of these Properties, the Company effectively owned approximately 72.9 million square feet of office space as of December 31, 1999.

                                                           OFFICE PROPERTIES
                                                        -----------------------   PARKING FACILITIES
                                                                       TOTAL      ------------------
                                                        BUILDINGS   SQUARE FEET   GARAGES    SPACES
                                                        ---------   -----------   --------   -------
PROPERTIES OWNED AS OF:
January 1, 1998.......................................     258      65,291,790       17      16,749
  Acquisitions........................................      28      10,425,595        2       1,310
  Developments placed in service......................       3         257,528       --          --
  Dispositions........................................      (5)       (986,391)      --          --
  Building remeasurements.............................      --         112,205                   --
                                                           ---      ----------       --      ------
December 31, 1998.....................................     284      75,100,727       19      18,059
  Acquisitions........................................      10       1,947,639        1       2,575
  Developments placed in service......................       4         610,810        1         589
  Dispositions........................................      (4)       (668,796)      --          --
  Building remeasurements.............................      --          25,230       --          42
  Reclassifications(1)................................      --              --       (1)       (759)
                                                           ---      ----------       --      ------
December 31, 1999 ("Total Portfolio").................     294      77,015,610       20      20,506
                                                           ===      ==========       ==      ======

---------------

(1) The 601 Tchoupitoulas garage was previously considered a stand-alone garage and included in the number of Parking Facilities owned by the Company. Effective in the second quarter of 1999, this garage is no longer considered a stand-alone Parking Facility.

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

     As reflected in the tables below, property revenues include rental revenues, reimbursements from tenants for certain expenses, parking revenue and other property operating revenues. Property operating expenses include real estate taxes, insurance, repairs and maintenance and other property operating expenses.

COMPARISON OF THE YEAR ENDED DECEMBER 31, 1999 TO DECEMBER 31, 1998

     The table below represents selected operating information for the Total Portfolio and for the Core Portfolio consisting of 236 Office Properties and 16 Parking Facilities acquired or placed in service prior to January 1, 1998.

                                               TOTAL PORTFOLIO                                 CORE PORTFOLIO
                                ---------------------------------------------   ---------------------------------------------
                                                          INCREASE/      %                                INCREASE/      %
                                   1999         1998      (DECREASE)   CHANGE      1999         1998      (DECREASE)   CHANGE
                                ----------   ----------   ----------   ------   ----------   ----------   ----------   ------
                                                                   (DOLLARS IN THOUSANDS)
Property revenues.............  $1,919,056   $1,658,420    $260,636     15.7%   $1,379,062   $1,314,411    $ 64,651      4.9%
Fee income....................       8,939        9,571        (632)    (6.6)           --           --          --     --
Interest/dividend income......      14,248       11,708       2,540     21.7         1,554        1,844        (290)   (15.7)
                                ----------   ----------    --------    ------   ----------   ----------    --------    ------
    Total revenues............   1,942,243    1,679,699     262,544     15.6     1,380,616    1,316,255      64,361      4.9
                                ----------   ----------    --------    ------   ----------   ----------    --------    ------
Interest expense..............     413,995      338,611      75,384     22.3       110,731      139,927     (29,196)   (20.9)
Depreciation and
  amortization................     358,989      305,982      53,007     17.3       262,894      243,006      19,888      8.2
Property operating expenses...     662,876      592,706      70,170     11.8       477,623      469,771       7,852      1.7
Ground rent...................       6,887        7,661        (774)   (10.1)        6,179        7,203      (1,024)   (14.2)
General and administrative....      80,927       63,564      17,363     27.3           468          403          65     16.1
                                ----------   ----------    --------    ------   ----------   ----------    --------    ------
    Total expenses............   1,523,674    1,308,524     215,150     16.4       857,895      860,310      (2,415)    (0.3)
                                ----------   ----------    --------    ------   ----------   ----------    --------    ------
Income before allocation to
  minority interests, income
  from investment in
  unconsolidated joint
  ventures, net gain on sales
  of real estate and
  extraordinary items.........     418,569      371,175      47,394     12.8       522,721      455,945      66,776     14.6
Minority Interests............     (50,153)     (38,340)    (11,813)    30.8        (1,972)      (2,096)        124     (5.9)
Income from investment in
  unconsolidated joint
  ventures....................      13,824       11,267       2,557     22.7        10,512        8,928       1,584     17.7
Net gain on sales of real
  estate......................      59,661       12,433      47,228    379.9            --           --          --     --
Extraordinary items...........     (10,548)      (7,506)     (3,042)    40.5        (9,527)          --      (9,527)    --
                                ----------   ----------    --------    ------   ----------   ----------    --------    ------
Net income....................  $  431,353   $  349,029    $ 82,324     23.6%   $  521,734   $  462,777    $ 58,957     12.7%
                                ==========   ==========    ========    ======   ==========   ==========    ========    ======
Property revenues less
  property operating expenses
  before depreciation and
  amortization, general and
  administrative, ground rent
  and interest expense........  $1,256,180   $1,065,714    $190,466     17.9%   $  901,439   $  844,640    $ 56,799      6.7%
                                ==========   ==========    ========    ======   ==========   ==========    ========    ======

Property Revenues

     The increase in property revenues in the Core Portfolio resulted from a combination of occupancy and rental rate increases. The weighted average occupancy of the Core Portfolio increased from 93.8% at January 1, 1998 to 94.6% at December 31, 1999. This increase represents approximately .5 million square feet of additional occupancy in the Core Portfolio.

     Property revenues for the Total Portfolio include lease termination fees of approximately $15.9 million and $15.5 million for the years ended December 31, 1999 and 1998, respectively, and property revenues for the Core Portfolio include lease termination fees of approximately $12.8 million and $14.0 million for the years ended December 31, 1999 and 1998, respectively (lease termination fees are included in the "other revenue" category on the consolidated statements of operations). These fees relate to specific tenants who have paid a fee to terminate their lease obligations before the end of the contractual term of their lease. Although the Company has historically experienced similar levels of such termination fees, there is no way of predicting the timing or amounts of future lease termination fees.

     Property revenues for the Total Portfolio also include straight-line rent adjustments of approximately $65.4 million and $68.1 million for the years ended December 31, 1999 and 1998, respectively. Property revenues for the Core Portfolio include straight-line rent adjustments of approximately $44.7 million and $58.0 million for the years ended December 31, 1999 and 1998, respectively.

Interest Expense

     Total Portfolio interest expense increased from the prior period as a result of having more debt outstanding primarily attributable to property acquisitions. The following statistics for each period for the Total Portfolio are as follows:

     -  Total debt to total assets decreased to 41.7% from 42.3%.
     -  Interest coverage ratio decreased to 2.9 times from 3.0 times.
     -  Weighted average interest rate increased to 7.2% from 7.1%.

     Core Portfolio interest expense decreased from the prior period due to the paydown of mortgage debt with proceeds from various unsecured notes offerings and borrowing on the lines of credit. Interest expense on the unsecured notes and the lines of credit is not reflected in the Core Portfolio.

Depreciation and Amortization

     Total Portfolio depreciation and amortization expense increased as a result of Properties acquired and capital and tenant improvements made during 1999 and 1998. Core Portfolio depreciation and amortization expense increased as a result of capital and tenant improvements made to the Properties.

Property Operating Expenses

     Core Portfolio property operating expenses increased due to an increase in real estate tax expense of approximately $10.1 million due to higher property tax assessments in certain markets and an increase in insurance expense. These increases were partially offset by decreases in repairs and maintenance and other property operating expenses.

General and Administrative Expenses

     General and administrative expenses increased due to increases in the size of the Company's portfolio and additional expenses associated with being a public company. During 1999, the Company made significant investments in its information systems, including the hiring of additional personnel and established a real estate services group. In addition, the Company incurred severance costs during 1999 that were not incurred in 1998. While general and administrative expenses are expected to continue to increase along with any increase in the size of the Company's portfolio, it is also anticipated that the Company will realize economies of scale with future growth, should it occur.

Income from Investment in Unconsolidated Joint Ventures

     Income from investment in unconsolidated joint ventures increased for the Total Portfolio due to the partial sale of twelve Office Properties in December 1999. The Company retained an equity interest in the twelve Office Properties and accounts for its remaining interest under the equity method of accounting. Prior to the sale, the Company consolidated the results of operations of such Office Properties.

COMPARISON OF THE YEAR ENDED DECEMBER 31, 1998 TO DECEMBER 31, 1997

     The table below represents selected operating information for the Total Portfolio and for the Core Portfolio consisting of 77 Office Properties and ten Parking Facilities acquired or placed in service prior to January 1, 1997.

                                                  TOTAL PORTFOLIO                               CORE PORTFOLIO
                                    -------------------------------------------   ------------------------------------------
                                                            INCREASE/      %                            INCREASE/       %
                                       1998        1997     (DECREASE)   CHANGE     1998       1997     (DECREASE)   CHANGE
                                    ----------   --------   ----------   ------   --------   --------   ----------   -------
                                                                     (DOLLARS IN THOUSANDS)
Property revenues.................  $1,658,420   $733,730    $924,690    126.0%   $624,598   $587,006    $37,592        6.4%
Fee income........................       9,571      4,950       4,621     93.4          --         --         --       --
Interest/dividend income..........      11,708     13,392      (1,684)   (12.6)      1,199      1,408       (209)     (14.8)
                                    ----------   --------    --------    ------   --------   --------    -------     -------
    Total revenues................   1,679,699    752,072     927,627    123.3     625,797    588,414     37,383        6.4
                                    ----------   --------    --------    ------   --------   --------    -------     -------
Interest expense..................     338,611    157,156     181,455    115.5      83,296    118,583    (35,287)     (29.8)
Depreciation and amortization.....     305,982    136,380     169,602    124.4     113,005    106,782      6,223        5.8
Property operating expenses.......     592,706    278,204     314,502    113.0     221,855    217,748      4,107        1.9
Ground rent.......................       7,661      4,760       2,901     60.9       4,413      4,611       (198)      (4.3)
General and administrative........      63,564     34,891      28,673     82.2         334        440       (106)     (24.1)
                                    ----------   --------    --------    ------   --------   --------    -------     -------
    Total expenses................   1,308,524    611,391     697,133    114.0     422,903    448,164    (25,261)      (5.6)
                                    ----------   --------    --------    ------   --------   --------    -------     -------
Income before allocation to
  minority interests, income from
  investment in unconsolidated
  joint ventures, gain on sales of
  real estate and extraordinary
  items...........................     371,175    140,681     230,494    163.8     202,894    140,250     62,644       44.7
Minority interests................     (38,340)    (8,711)    (29,629)   340.1      (2,026)    (1,679)      (347)      20.7
Income from investment in
  unconsolidated joint ventures...      11,267      5,155       6,112    118.6       2,605      2,432        173        7.1
Gain on sales of real estate......      12,433     12,636        (203)    (1.6)         --         --         --       --
Extraordinary items...............      (7,506)   (16,640)      9,134    (54.9)         --    (14,971)    14,971     (100.0)
                                    ----------   --------    --------    ------   --------   --------    -------     -------
Net income........................  $  349,029   $133,121    $215,908    162.2%   $203,473   $126,032    $77,441       61.4%
                                    ==========   ========    ========    ======   ========   ========    =======     =======
Property revenues less property
  operating expenses before
  depreciation and amortization,
  general and administrative,
  ground rent and interest
  expense.........................  $1,065,714   $455,526    $610,188    134.0%   $402,743   $369,258    $33,485        9.1%
                                    ==========   ========    ========    ======   ========   ========    =======     =======

Property Revenues

     The increase in property revenues in the Core Portfolio resulted from a combination of occupancy and rental rate increases. The weighted average occupancy of the Core Portfolio increased from 91.9% at January 1, 1997 to 96.1% as of December 31, 1998. This increase represents approximately 1.2 million square feet of additional occupancy in the Core Portfolio.

     Property revenues for the Total Portfolio include lease termination fees of approximately $15.5 million and $3.9 million for the years ended December 31, 1998 and 1997, respectively, and property revenues for the Core Portfolio include lease termination fees of approximately $3.7 million and $3.8 million for the years ended December 31, 1998 and 1997, respectively, (lease termination fees are included in the "other revenue" category on the consolidated and combined statements of operations). These fees relate to specific tenants who have paid a fee to terminate their lease obligations before the end of the contractual term of their lease. Although the Company has historically experienced similar levels of such termination fees, there is no way of predicting the timing or amounts of future lease termination fees.

     Property revenues for the Total Portfolio include straight-line rent adjustments of approximately $68.1 million and $27.7 million, for the years ended December 31, 1998 and 1997, respectively. Property revenues for the Core Portfolio include straight-line rent adjustments of approximately $26.2 million and $23.4 million, for the years ended December 31, 1998 and 1997, respectively.

Fee Income

     The increase in fee income for the Total Portfolio is mainly due to lease commissions received of approximately $2.8 million at a single property and the addition of several properties the Company manages.

Interest/Dividend Income

     Interest/dividend income for the Total Portfolio decreased mainly as a result of less cash and cash equivalents on deposit during 1998 partially offset by dividend income earned during the year on an investment in preferred securities.

Interest Expense

     Total Portfolio interest expense increased from the prior period as a result of having more debt outstanding attributable primarily to Property acquisitions. The following statistics for each period for the Total Portfolio are as follows:

     -  Total debt to total assets increased to 42.3% from 36.5%.
     -  Interest coverage ratio increased to 3.0 times from 2.8 times.
     -  Weighted average interest rate decreased to 7.1% from 7.2%.

     The decrease in interest expense in the Core Portfolio is primarily due to the pay down of outstanding indebtedness with the IPO proceeds and the replacement of secured debt with unsecured debt. Interest on unsecured debt is not reflected in the Core Portfolio.

Depreciation and Amortization

     Total Portfolio depreciation and amortization expense increased as a result of Properties acquired and capital and tenant improvements made during 1998 and 1997. Core Portfolio depreciation and amortization expense increased as a result of capital and tenant improvements. In addition, a portion of the increase in the depreciation and amortization expense for the Total and Core Portfolio was due to recording substantially all the Company's assets and liabilities at their fair market value in connection with the Consolidation and the IPO.

Property Operating Expenses

     Core Portfolio property operating expenses increased mainly as a result of real estate taxes. Real estate taxes increased approximately $4.6 million from the prior period of which approximately $2.3 million related to higher property tax assessments in certain markets and $2.3 million related to lower real estate tax refunds. Insurance expense decreased approximately $1.6 million from the prior period as the Company's ability to achieve economies of scale on its insurance coverage resulted in lower premiums in 1998.

General and Administrative Expenses

     General and administrative expenses increased due to the size of the Company's portfolio increasing and additional expenses associated with being a public company. While general and administrative expenses are expected to continue to increase along with any increase in the size of the portfolio, it is currently anticipated that the Company's general and administrative expenses as a percentage of total revenues will remain stable with future growth. General and administrative expense was approximately 3.8% and 4.6% of total revenues for the years ended December 31, 1998 and 1997, respectively.

PARKING OPERATIONS

     The Total Portfolio and Core Portfolio selected operating information for 1999, 1998, and 1997 presented above includes results of operations from the Parking Facilities. Summarized information for the Parking Facilities is presented below.

COMPARISON OF THE YEAR ENDED DECEMBER 31, 1999 TO DECEMBER 31, 1998

     The table below represents selected operating information for the Total Portfolio and the Core Portfolio consisting of 16 Parking Facilities acquired prior to January 1, 1998.

                                                       TOTAL PORTFOLIO                           CORE PORTFOLIO
                                           ---------------------------------------   ---------------------------------------
                                                               INCREASE/      %                          INCREASE/      %
                                            1999      1998     (DECREASE)   CHANGE    1999      1998     (DECREASE)   CHANGE
                                           -------   -------   ----------   ------   -------   -------   ----------   ------
                                                                        (DOLLARS IN THOUSANDS)
Property revenues........................  $37,236   $29,435     $7,801      26.5%   $32,617   $29,295     $3,322      11.3%
Interest/dividend income.................      495       140        355     253.6         77       140        (63)    (45.0)
                                           -------   -------     ------     ------   -------   -------     ------     ------
    Total revenues.......................   37,731    29,575      8,156      27.6     32,694    29,435      3,259      11.1
                                           -------   -------     ------     ------   -------   -------     ------     ------
Interest expense.........................    3,181     5,496     (2,315)    (42.1)     3,014     5,490     (2,476)    (45.1)
Depreciation and amortization............    6,581     5,542      1,039      18.7      5,505     5,542        (37)     (0.7)
Property operating expenses..............    7,905     8,096       (191)     (2.4)     7,716     8,093       (377)     (4.7)
Ground rent..............................       50        50         --      --           50        50         --      --
General and administrative...............      105        72         33      45.8        105        72         33      45.8
                                           -------   -------     ------     ------   -------   -------     ------     ------
    Total expenses.......................   17,822    19,256     (1,434)     (7.4)    16,390    19,247     (2,857)    (14.8)
                                           -------   -------     ------     ------   -------   -------     ------     ------
Income before allocation to minority
  interests and income from investment in
  unconsolidated joint ventures..........   19,909    10,319      9,590      92.9     16,304    10,188      6,116      60.0
Minority interests.......................     (463)     (360)      (103)     28.6       (463)     (360)      (103)     28.6
Income from investment in unconsolidated
  joint ventures.........................    1,740     1,884       (144)     (7.6)     1,740     1,884       (144)     (7.6)
                                           -------   -------     ------     ------   -------   -------     ------     ------
Net income...............................  $21,186   $11,843     $9,343      78.9%   $17,581   $11,712     $5,869      50.1%
                                           =======   =======     ======     ======   =======   =======     ======     ======
Property revenues less property operating
  expenses before depreciation and
  amortization, general and
  administrative, ground rent and
  interest expense.......................  $29,331   $21,339     $7,992      37.5%   $24,901   $21,202     $3,699      17.4%
                                           =======   =======     ======     ======   =======   =======     ======     ======

COMPARISON OF THE YEAR ENDED DECEMBER 31, 1998 TO DECEMBER 31, 1997

     The table below represents selected operating information for the Total Portfolio and the Core Portfolio consisting of ten Parking Facilities acquired prior to January 1, 1997.

                                            TOTAL PORTFOLIO                             CORE PORTFOLIO
                                ---------------------------------------    ----------------------------------------
                                                    INCREASE/      %                           INCREASE/       %
                                 1998      1997     (DECREASE)   CHANGE     1998      1997     (DECREASE)   CHANGE
                                -------   -------   ----------   ------    -------   -------   ----------   -------
                                                              (DOLLARS IN THOUSANDS)
Property revenues.............  $29,435   $22,211     $7,224      32.5%    $23,467   $20,669     $2,798      13.5%
Interest/dividend income......      140       249       (109)    (43.8)        139       249       (110)    (44.2)
                                -------   -------     ------     ------    -------   -------     ------     -------
    Total revenues............   29,575    22,460      7,115      31.7      23,606    20,918      2,688      12.9
                                -------   -------     ------     ------    -------   -------     ------     -------
Interest expense..............    5,496     5,427         69       1.3       5,490     5,426         64       1.2
Depreciation and
  amortization................    5,542     3,954      1,588      40.2       4,628     3,755        873      23.2
Property operating expenses...    8,096     4,950      3,146      63.6       6,401     4,613      1,788      38.8
Ground rent...................       50        46          4       8.7          50        46          4       8.7
General and administrative....       72        55         17      30.9          53        55         (2)     (3.6)
                                -------   -------     ------     ------    -------   -------     ------     -------
    Total expenses............   19,256    14,432      4,824      33.4      16,622    13,895      2,727      19.6
                                -------   -------     ------     ------    -------   -------     ------     -------
Income before allocation to
  minority interests and
  income from investment in
  unconsolidated joint
  ventures....................   10,319     8,028      2,291      28.5       6,984     7,023        (39)     (0.6)
Minority interests............     (360)     (323)       (37)     11.5        (360)     (323)       (37)     11.5
Income from investment in
  unconsolidated joint
  ventures....................    1,884     2,461       (577)    (23.4)         --        --         --      --
                                -------   -------     ------     ------    -------   -------     ------     -------
Net income....................  $11,843   $10,166     $1,677      16.5%    $ 6,624   $ 6,700     $  (76)     (1.1)%
                                =======   =======     ======     ======    =======   =======     ======     =======
Property revenues less
  property operating expenses
  before depreciation and
  amortization, general and
  administrative, ground rent
  and interest expense........  $21,339   $17,261     $4,078      23.6%    $17,066   $16,056     $1,010       6.3%
                                =======   =======     ======     ======    =======   =======     ======     =======

PROPERTY DISPOSITIONS

     The Company has disposed of the following properties since January 1, 1997:

YEAR                                                    PROPERTY
----                                                    --------
1999...............................  Atrium Towers              SunTrust Center(1)
                                     5100 Brookline             Promenade II(1)
                                     215 Fremont Street         Pasadena Towers(1)
                                     One Columbus               Preston Commons(1)
                                     10 & 30 South Wacker(1)    Sterling Plaza(1)
                                     Bank One Center(1)
1998...............................  First Union Center         Westshore Center
                                     One Clearlake Centre       Walker Building
                                     Tampa Commons
1997...............................  Barton Oaks Plaza II       8383 Wilshire

     After the Company sold the above properties, the Company continued as the property manager for One Columbus, First Union Center, One Clearlake Centre, Tampa Commons and Westshore Center as well as the Properties described in Note
(1) below. Below is a summary of the results of operations of these office properties through their respective disposition dates:

                                                              FOR THE YEARS ENDED DECEMBER 31,
                                                              ---------------------------------
                                                                1999        1998        1997
                                                              ---------   ---------   ---------
                                                                   (DOLLARS IN THOUSANDS)
Property revenue............................................  $166,113    $187,876    $132,647
Interest income.............................................       300         103         149
                                                              --------    --------    --------
     Total income...........................................   166,413     187,979     132,796
                                                              --------    --------    --------
Interest expense............................................    10,762      12,803      21,077
Depreciation and amortization...............................    26,580      30,250      22,788
Property operating expense..................................    59,124      70,486      47,503
Ground Rent.................................................        --         265          --
General and administrative..................................        44          75          77
                                                              --------    --------    --------
     Total expenses.........................................    96,510     113,879      91,445
                                                              --------    --------    --------
Income before gain on sales of real estate and extraordinary
  items.....................................................    69,903      74,100      41,351
Minority interest -- partially owned properties.............        (9)        (19)         (4)
Gain on sales of real estate and extraordinary items........    58,869      12,433       9,599
                                                              --------    --------    --------
Net income..................................................  $128,763    $ 86,514    $ 50,946
                                                              ========    ========    ========
Property revenues less property operating expenses before
  depreciation and amortization, general and administrative
  and interest expense......................................  $106,989    $117,390    $ 85,144
                                                              ========    ========    ========

---------------

(1) These Office Properties were partially sold in December 1999. The above condensed statements of operations include the results of operations for these Properties through their disposition date. Since the Company retained an equity interest in these Office Properties and shares equally in the control of the operations and major decisions of these Properties, the Company now accounts for these Properties under the equity method of accounting. The following table shows the Company's share of the results of operations excluding the gain on sales of real estate from these Properties under the equity method as if they were partially sold on January 1, 1997 or the Properties original acquisition date if the Property was acquired subsequent to January 1, 1997:

                                                                FOR THE YEARS ENDED DECEMBER 31,
                                                                --------------------------------
                                                                  1999        1998        1997
                                                                --------    --------    --------
                                                                     (DOLLARS IN THOUSANDS)
     Net income.............................................    $35,650     $32,992     $12,733
                                                                =======     =======     =======
     Interest expense.......................................    $ 4,399     $ 4,693     $ 6,316
                                                                =======     =======     =======
     Depreciation and amortization (real estate related)....    $13,539     $13,622     $ 6,753
                                                                =======     =======     =======

LIQUIDITY AND CAPITAL RESOURCES

LIQUIDITY

     Net cash from operations represents the primary source of liquidity to fund distributions, debt service, recurring capital costs and non-revenue enhancing tenant improvements. In order to qualify as a REIT for federal income tax purposes, the Company must distribute annually at least 95% of its REIT taxable income (excluding capital gains). Accordingly, the Company currently intends to continue to make, but has not contractually bound itself to make, regular quarterly distributions to holders of Common Shares/Units and preferred shares. Subject to the foregoing, the Company has established annual distribution rates as follows:

     -  $1.68 per annum per Common Share/Unit
     -  8.98% per annum ($2.245 per share) per Series A Preferred Share
     -  5.25% per annum ($2.625 per share) per Series B Preferred Share
     -  8.625% per annum ($2.15625 per share) per Series C Preferred Share

     The Company intends to continue to fund distributions, debt service, recurring capital costs and non-revenue enhancing tenant improvements from cash from operations and borrowings under its unsecured credit facilities. The Company also expects that its unsecured credit facilities will provide for temporary working capital, the funding of capital improvements and revenue enhancing tenant improvements, unanticipated cash needs and funding of acquisitions and development costs.

     Since the anticipated size of the Company's distributions will not allow the Company, using only cash from operations, to retire all of its debt as it comes due, the Company will be required to repay maturing debt with funds from debt and/or equity financing.

DEBT FINANCING

     The table below summarizes the mortgage debt, unsecured notes and lines of credit indebtedness outstanding at December 31, 1999 and 1998, including a net premium on mortgage debt and unsecured notes (net of accumulated amortization of approximately $3.9 million and $2.7 million) of approximately $10.6 million and $17.8 million, respectively, recorded in connection with the Consolidation, debt assumed in connection with certain property acquisitions and the issuances of unsecured notes.

                                                              DECEMBER 31, 1999   DECEMBER 31, 1998
                                                              -----------------   -----------------
DEBT SUMMARY:                                                        (DOLLARS IN THOUSANDS)
Balance
  Fixed rate................................................     $5,272,608          $4,739,018
  Variable rate.............................................        579,310           1,286,387
                                                                 ----------          ----------
     Total..................................................     $5,851,918          $6,025,405
                                                                 ==========          ==========
Percent of total debt:
  Fixed rate................................................          90.1%               78.7%
  Variable rate.............................................           9.9%               21.3%
                                                                 ----------          ----------
     Total..................................................         100.0%              100.0%
                                                                 ==========          ==========
Effective interest rate at end of period:
  Fixed rate................................................           7.1%                7.3%
  Variable rate.............................................           7.4%                6.4%
                                                                 ----------          ----------
     Effective interest rate................................           7.2%                7.1%
                                                                 ==========          ==========

     A majority of the variable rate debt shown above bears interest based on various spreads over LIBOR.

MORTGAGE FINANCING

     As of December 31, 1999, the Company's total mortgage debt (excluding the Company's share of unconsolidated debt of approximately $264.8 million) consisted of approximately $1.6 billion of fixed rate debt with a weighted average interest rate of approximately 7.5% and $126.3 million of variable rate debt based on various spreads over LIBOR or the prime rate. The Company's mortgage debt at December 31, 1999 will mature as follows:

                                                                (DOLLARS IN
                                                                THOUSANDS)
                                                                -----------
2000........................................................    $  186,809
2001........................................................       200,194
2002........................................................        73,151
2003........................................................       184,454
2004........................................................       224,070
Thereafter..................................................       864,619
                                                                ----------
     Subtotal...............................................     1,733,297
Net premium (net of accumulated amortization of $4.0
  million)..................................................        10,574
                                                                ----------
     Total..................................................    $1,743,871
                                                                ==========

     In February 2000, upon its maturity, the mortgage note secured by the Civic Opera House was repaid in the amount of approximately $30.6 million.

     The instruments encumbering the Properties restrict transfer of the respective Properties subject to the terms of the mortgage, prohibit additional liens and require payment of real estate taxes on the Properties, maintenance of the Properties in good condition, maintenance of insurance on the Properties and obtaining lender consent to material tenant leases.

CREDIT FACILITIES

Lines of Credit

     In 1998, the Company obtained a revolving credit facility for $1.0 billion (the "$1.0 Billion Credit Facility") maturing on May 29, 2001. The Company incurred fees of approximately $2.5 million at the closing of the facility which are being amortized over the term along with approximately $1.0 million of unamortized deferred financing costs from the previous $600 million line of credit. The interest rate is based on the Company's investment grade rating on its unsecured debt and is currently LIBOR plus 60 basis points with a facility fee (based on the aggregate amount of the facility) equal to 20 basis points per annum. In addition, a competitive bid option, whereby the lenders participating in the line of credit bid on the interest rate to be charged, is available for up to $350 million of the $1.0 Billion Credit Facility. As of March 1, 2000 and December 31,1999, there was approximately $397.6 million and $453.0 million outstanding on the facility, respectively.

     In January 2000, the Company obtained an additional unsecured borrowing facility from the Chase Manhattan Bank for short-term borrowings not to exceed $300 million in the aggregate. Upon request of the Company, and at the lender's option, the lender may offer to lend funds at mutually agreed upon interest rates and terms, as determined by current market conditions. As of March 1, 2000, the Company owed $200 million under this facility at a weighted-average rate of 6.4%. On each of March 15, 2000 and March 24, 2000, the note is repayable in two $100 million installments.

UNSECURED NOTES

     The table below summarizes the Company's unsecured notes outstanding as of December 31,1999:

                                                              (DOLLARS IN   STATED   EFFECTIVE
TRANCHE                                                       THOUSANDS)     RATE     RATE(1)
-------                                                       -----------   ------   ---------
3 Year Notes due 2002.......................................  $  200,000    6.4%       6.6%
4 Year MOPPRS due 2002(2)...................................     250,000    6.4%       6.3%
5 Year Notes due 2003.......................................     300,000    6.4%       6.8%
5 Year Notes due 2004.......................................     300,000    6.5%       6.7%
6 Year Notes due 2004.......................................     250,000    6.5%       6.7%
7 Year Notes due 2004.......................................      30,000    7.2%       7.3%
7 Year Notes due 2005.......................................     400,000    6.6%       7.0%
8 Year Notes due 2005.......................................      50,000    7.4%       7.7%
9 Year Notes due 2006.......................................      50,000    7.4%       7.7%
9 Year Notes due 2007.......................................     300,000    6.8%       6.8%
10 Year Notes due 2007......................................      50,000    7.4%       7.7%
10 Year Notes due 2008......................................     300,000    6.8%       7.0%
10 Year Notes due 2009......................................     500,000    6.8%       6.9%
20 Year Notes due 2018......................................     250,000    7.3%       7.6%
30 Year Notes due 2028......................................     225,000    7.3%       7.3%
30 Year Notes due 2029......................................     200,000    7.5%       7.6%
                                                              ----------     ---        ---
     Subtotal...............................................   3,655,000    6.8%       7.0%
                                                                             ===        ===
Net premium (net of accumulated amortization of $.1
  million)..................................................          47
                                                              ----------
     Total..................................................  $3,655,047
                                                              ==========

---------------

(1) Includes the cost of terminated interest rate protection agreements, offering and transaction costs and premiums and discounts on certain unsecured notes.

(2) The MOPPRS are subject to mandatory redemption in 2002 but do not mature until 2012.

     The Company previously filed a shelf registration statement, which was declared effective on July 22, 1998, relating to the issuance from time to time of up to $2.0 billion of unsecured debt securities and warrants exercisable for debt securities in amounts, at initial prices and on terms to be determined at the time of offering. The Company issued $1.2 billion of unsecured notes in 1999 under this registration statement.

Restrictions and Covenants

     Agreements or instruments relating to the unsecured notes and lines of credit contain certain restrictions and requirements regarding total debt-to-assets ratios, secured debt-to-total assets ratios, debt service coverage ratios, minimum ratio of unencumbered assets to unsecured debt and other limitations.

EQUITY SECURITIES

     A summary of the activity of the Company's Common Shares and Units during 1999 is as follows:

                                               COMMON SHARES     UNITS         TOTAL
                                               -------------   ----------   -----------
Balance at January 1, 1999...................   259,901,657    28,645,699   288,547,356
  Common Shares exchanged for Units(1).......    (8,220,969)    8,220,969            --
  Repurchases(2).............................    (1,040,034)   (1,189,652)   (2,229,686)
  Units redeemed for Common Shares...........       833,493      (833,493)           --
  Put Options exercised......................            --    (1,675,000)   (1,675,000)
  Units issued for Palo Alto Square
     acquisition.............................            --     1,035,389     1,035,389
  Restricted Shares retired..................       (20,000)           --       (20,000)
  Share options exercised....................       128,287            --       128,287
                                                -----------    ----------   -----------
Balance at December 31, 1999.................   251,582,434    34,203,912   285,786,346
                                                ===========    ==========   ===========

---------------

(1) Certain Common Shares were placed in escrow subject to release pursuant to the provisions of the Merger Agreement, Plan of Liquidation and Escrow Agreements entered into at the time of Consolidation. In 1999, 11,332,203 Common Shares were released from escrow and 8,220,969 of such Common Shares were cancelled and exchanged for Units, which represented a reallocation of Units owned by the Company to other minority interest partners. This reallocation did not change the total number of Units outstanding or the amount of fully diluted Common Shares and Units outstanding.

(2) In 1999, the Company announced a share repurchase plan. During 1999, 715,600 Common Shares were repurchased at an average share price of $23.14 for approximately $16.6 million in the aggregate and were retired. An additional 4,742,500 Common Shares were repurchased and retired between January and February 2000 at an average share price of $25.27 for approximately $119.8 million in the aggregate. In February 2000, the Company suspended its share repurchase plan in anticipation of the Cornerstone Merger. Prior to the implementation of the Company's share repurchase plan, the Company repurchased 324,434 Common Shares and approximately 1.2 million Units in a private transaction.

     The Company previously filed a shelf registration statement, which was declared effective on July 22, 1998, relating to the registration of $1.5 billion of Common Shares, preferred shares of beneficial interest and warrants to be issued at prices and on terms to be determined at the time of offering. The Company may or may not issue the securities separately or together, in amounts, at prices and on terms described in one or more supplements to the prospectus. The Series C Preferred Shares were issued under this registration statement in December 1998.

CORNERSTONE MERGER

     On February 11, 2000, the Company, the Operating Partnership, Cornerstone Properties Inc. ("Cornerstone") and Cornerstone Properties Limited Partnership ("Cornerstone Partnership") entered into a merger agreement where Cornerstone will merge with and into the Company and Cornerstone Partnership will merge with and into the Operating Partnership (the "Cornerstone Merger"). The total purchase price will be approximately $4.6 billion, including the assumption of approximately $1.8 billion in debt, the payment of $1.1 billion in cash and the issuance of approximately 63.6 million new Common Shares and Units. Cornerstone common shareholders may elect to receive $18.00 per share in cash, plus any accrued but unpaid dividends, or 0.7009 of the Company's Common Shares based on a prevailing transaction price of $25.68125 per Common Share, subject to proration. Cornerstone's convertible preferred shareholders will receive $18.00 per share in cash. Cornerstone Partnership unitholders will receive 0.7009 Units of the Company. The Company intends to finance the $1.1 billion cash portion of the purchase price by obtaining additional term loans, issuing unsecured notes or amending the existing line of credit.

     The Cornerstone Merger is expected to be completed in the third quarter of 2000 and is subject to the approval of the shareholders of the Company and the shareholders of Cornerstone and other customary conditions. Cornerstone is a fully integrated REIT and currently owns 86 office properties in the U.S. totaling over 18.5 million square feet, and has an additional $884 million of projects under development. If the Cornerstone Merger is completed the Company will own approximately 380 office properties consisting of approximately 95.5 million square feet.

MARKET RISK

QUALITATIVE INFORMATION ABOUT MARKET RISK

     The Company's future earnings, cash flows and fair values relevant to financial instruments are dependent upon prevalent market rates. Market risk is the risk of loss from adverse changes in market prices and interest rates. The Company manages its market risk by matching projected cash inflows from operating, investing and financing activities with projected cash outflows to fund debt service, acquisitions, capital expenditures, distributions to shareholders and unitholders and other cash requirements. The majority of the Company's outstanding debt (maturing at various times through 2029) has a fixed interest rate, which minimizes the risk of fluctuating interest rates. The Company also utilizes certain derivative financial instruments at times to limit interest rate risk. Interest rate protection agreements are used to convert variable rate debt to a fixed rate basis or to hedge anticipated financing transactions. Derivatives are used for hedging purposes rather than speculation. The Company does not enter into financial instruments for trading purposes.

QUANTITATIVE INFORMATION ABOUT MARKET RISK

Interest Rate Risk

     As of December 31, 1999, the Company has total outstanding debt of approximately $5.9 billion of which approximately $.6 billion, or 10%, is variable rate debt. If market rates of interest on the Company's variable rate debt increase by 10% (or approximately 74 basis points), the increase in interest expense on the Company's variable rate debt would decrease future earnings and cash flows by approximately $4.3 million. If market rates of interest increased by 10%, the fair value of the Company's total outstanding debt would decrease by approximately $157.1 million. If market rates of interest on the Company's variable rate debt decrease by 10% (or approximately 74 basis points), the decrease in interest expense on the Company's variable rate debt would increase future earnings and cash flows by approximately $4.3 million. If market rates of interest decreased by 10%, the fair value of the Company's total outstanding debt would increase by approximately $166.2 million.

     As of December 31, 1998, the Company had total outstanding debt of approximately $6.0 billion of which approximately $1.3 billion, or 21%, was variable rate debt. If market rates of interest on the Company's variable rate debt increased by 10% (or approximately 64 basis points), the increase in interest expense on the Company's variable rate debt would have decreased future earnings and cash flows by approximately $8.2 million. If market rates of interest increased by 10%, the fair value of the Company's total outstanding debt would have decreased by approximately $141.0 million. If market rates of interest on the Company's variable rate debt decreased by 10% (or approximately 64 basis points), the decrease in interest expense on the Company's variable rate debt would have increased future earnings and cash flows by approximately $8.2 million. If market rates of interest decreased by 10%, the fair value of the Company's total outstanding debt would have increased by approximately $146.0 million.

Market Rate Risk

     On August 12, 1999, the Company and the WR Holders amended their put option agreement to defer to August 13, 2000 (or to August 13, 2001 at the option of the WR Holders) the exercise date for 1,717,844 of the 3,435,688 Common Shares affected by the put option agreement (a maximum exposure to the Company of approximately $54.1 million when and if this put option is exercised). The Company and the WR Holders also agreed to cancel the put option on the remaining 1,717,844 Common Shares in exchange for the Company's payment to the WR Holders of approximately $11.3 million on September 13, 1999. The payment represented the excess of $31.50 over $24.90 (the average price of a Common Share calculated over the five trading days immediately prior to August 13, 1999), for each of the 1,717,844 Common Shares affected by the put option agreement. The portion of the amounts paid in excess of $29.10625 per Common Share totaling approximately $4.1 million was reflected as a preferred distribution. The remaining $7.2 million of the payment was recorded as a reduction to shareholders' equity.

     On August 13, 2000, (or August 13, 2001 at the option of the WR Holders), the WR Holders can require the Company to purchase all or a portion of the remaining 1,717,844 Common Shares issued to them at a price equal to $31.50 per Common Share. Prior to such date, if the WR Holders sell all or a portion of their Common Shares to a third party for a price less than $29.10625, then the Company is obligated to pay to the WR Holders for each Common Share sold at such lower price an amount equal to the difference between $29.10625 and such lower price, not to exceed $3.00 per Common Share. Any amounts paid by the Company as a result of such sales will be recorded as a reduction in shareholders' equity. For put options exercised as aforesaid, any amounts paid up to $29.10625 per Common Share would be reflected as a reduction in shareholders' equity; the portion of any amounts paid in excess of $29.10625 per Common Share (not to exceed $2.39375 per Common Share up to an aggregate of approximately $4.1 million) will be reflected as a preferred distribution. The $4.1 million portion of the total potential payment is being amortized by the Company on a straight-line basis over the period between August 13, 1999 and August 13, 2000.

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

     Effective as of September 3, 1998, the Company amended its pre-existing put option agreement with the seller of the Columbus America Properties (the "CA Holder") related to 1,692,546 Units issued at acquisition. The CA Holder has the option at any time after January 1, 1999 until the earlier of September 3, 2000 or the date the CA Holder has converted all of its Units to Common Shares, to require the Company to purchase the Units at a price equal to $29.00 per Unit. Under the terms of the agreement, prior to September 3, 1999, the option shall be limited to an aggregate of 846,273 Units. In October 1999, the CA Holder exercised its option to require the Company to purchase 1,675,000 Units at a price equal to $29.00 per Unit for a total of approximately $48.6 million. The Company recognized the $48.6 million payment as a reduction of minority interest and retired the Units.

     The Company has several investments in marketable securities. If the market price of these securities increases or decreases by 10%, the Company's investment in the securities would increase or decrease by approximately $7.4 million. The change in market price would also be reflected as a corresponding adjustment to accumulated other comprehensive income. There will be no impact on earnings or cash flows of the Company from market price fluctuations unless the Company disposes of its investments.

     These amounts were determined by considering the impact of hypothetical interest rates and equity prices on the Company's financial instruments. These analyses do not consider the effect of the reduced level of overall economic activity that could exist in such an environment. Further, in the event of a change of such magnitude, management would likely take actions to further mitigate its exposure to the change. However, due to the uncertainty of the specific actions that would be taken and their possible effects, these analyses assume no changes in the Company's financial structure.

CAPITAL IMPROVEMENTS

     The Company considers capital improvements and revenue enhancing tenant improvements when a property is acquired in determining the amount of equity and debt financing required to purchase the property and fund the improvements. Therefore, capital improvements made in the year of acquisition and the following two years are treated separately from typical recurring capital expenditures, non-revenue enhancing tenant improvements and leasing commissions required once these properties have reached stabilized occupancy, and deferred maintenance and renovations planned at the time of acquisition have been completed. Capital improvements (including tenant improvements and leasing commissions for shell space) for the years ended December 31, 1999, 1998 and 1997 were approximately $64.9 million, $44.1 million and $46.8 million, respectively or $.84, $.59 and $.72 per square foot, respectively. These amounts exclude capital and tenant improvements of approximately $133.2 million, $70.0 million and $31.2 million incurred for the years ended December 31, 1999, 1998 and 1997, respectively, for developments.

     The Company considers capital expenditures to be recurring expenditures relating to the ongoing maintenance of the Office Properties. The table below summarizes capital expenditures for the years ended December 31, 1999, 1998 and 1997. The capital expenditures set forth below are not necessarily indicative of future capital expenditures.

                                                               FOR THE YEARS ENDED
                                                                  DECEMBER 31,
                                                              ---------------------
                                                              1999    1998    1997
                                                              -----   -----   -----
Number of Office Properties.................................    294     284     258
Rentable square feet (in millions)..........................   77.0    75.1    65.3
Annual capital expenditures per square foot.................  $0.22   $0.17   $0.08

TENANT IMPROVEMENTS AND LEASING COMMISSION COSTS

     The Company distinguishes its tenant improvements and leasing commissions between those that are revenue enhancing (i.e., required for space which is vacant at the time of acquisition or that has been vacant for nine months or more) and non-revenue enhancing (i.e., required to maintain the revenue being generated from currently leased space). The table below summarizes the revenue enhancing and non-revenue enhancing tenant improvements and leasing commissions for the years ended December 31, 1999, 1998 and 1997. The tenant improvement and leasing commission costs set forth below are presented on an aggregate basis and do not reflect significant regional variations and, in any event, are not necessarily indicative of future tenant improvements and leasing commission costs:

                                                                FOR THE YEARS ENDED DECEMBER 31,
                                                                --------------------------------
                                                                1999 (1)    1998 (1)    1997 (1)
                                                                --------    --------    --------
                                                                     (DOLLARS IN THOUSANDS)
Number of Office Properties.................................        294         284         258
Rentable square feet (in millions)..........................       77.0        75.1        65.3
Revenue enhancing tenant improvements and leasing
  commissions:
  Amounts (in thousands)....................................    $23,873     $42,817     $18,272
  Per square foot improved..................................    $ 20.25     $ 16.33     $ 19.74
  Per total square foot.....................................    $  0.31     $  0.57     $  0.27
Non-revenue enhancing tenant improvements and leasing
  commissions:
Renewal space:
  Amounts (in thousands)....................................    $31,638     $27,176     $ 8,334
  Per square foot improved..................................    $  7.30     $  7.74     $  5.73
  Per total square foot.....................................    $  0.41     $  0.36     $  0.12
Retenanted space:
  Amounts (in thousands)....................................    $52,056     $33,324     $14,806
  Per square foot improved..................................    $ 13.88     $ 16.97     $ 15.10
  Per total square foot.....................................    $  0.68     $  0.44     $  0.22
                                                                -------     -------     -------
Total non-revenue enhancing (in thousands)..................    $83,694     $60,500     $23,140
Per square foot improved....................................    $ 10.35     $ 11.05     $  9.50
Per total square foot.......................................    $  1.09     $  0.80     $  0.35

---------------

(1) The per square foot calculations as of December 31, 1999, 1998 and 1997 are calculated taking the total dollars anticipated to be incurred on tenant improvements for tenants taking occupancy during the year divided by the total square footage being improved or total building square footage. The actual amounts incurred as of December 31, 1999, 1998 and 1997 for revenue enhancing, non-revenue enhancing renewal and retenanted space are summarized below:

                                                                FOR THE YEARS ENDED DECEMBER 31,
                                                                --------------------------------
                                                                  1999        1998        1997
                                                                --------    --------    --------
                                                                     (DOLLARS IN MILLIONS)
    Revenue enhancing.......................................    $  32.9     $  39.0     $  18.4
    Non-revenue enhancing renewal...........................    $  31.9     $  33.2     $  12.4
    Non-revenue enhancing retenanted........................    $  57.4     $  51.9     $  33.5

DEVELOPMENTS

     The Company currently owns several Properties in various stages of development or pre-development. The Company funds these developments with proceeds from working capital and the line of credit. Specifically identifiable direct and indirect acquisition, development and construction costs are capitalized including, where applicable, salaries and related costs, real estate taxes, interest and certain pre-construction costs essential to the development of a property. As of December 31, 1999, the Company had incurred approximately $229.2 million of costs in connection with the Properties being developed. The Properties under development as of December 31, 1999 are as follows:

                                                  ESTIMATED
                                                    PLACE                                         TOTAL
                                                  IN SERVICE   PERCENT    SQUARE      COSTS     ESTIMATED
PROPERTY                          LOCATION         DATE(A)     LEASED     FOOTAGE    INCURRED    COST(A)
--------                      -----------------   ----------   -------   ---------   --------   ---------
                                                                                         (DOLLARS IN
                                                                                          THOUSANDS)
WHOLLY-OWNED
Prominence in Buckhead (b)    Atlanta, GA          3Q/1999        58%      424,635   $ 77,519   $ 91,000
150 California                San Francisco, CA    1Q/2000        11%      201,554     42,939     66,000
John Marshall III             McLean, VA           1Q/2000       100%      180,000     42,602     48,000
Riverside Center              Newton, MA           2Q/2000        82%      494,710     72,331    112,000
                                                                 ---     ---------   --------   --------
                                                                  65%    1,300,899    235,391    317,000

TAKE-OUT PROJECTS
World Trade Center(c)         Seattle, WA          2Q/2000       100%      186,787        164     39,000

JOINT VENTURES
Three Bellevue Center(d)      Bellevue, WA         2Q/2000        23%      471,635     36,121     72,000
                                                                 ---     ---------   --------   --------

GRAND TOTAL/WEIGHTED AVERAGE                                      58%    1,959,321   $271,676   $428,000
                                                                 ===     =========   ========   ========

BALANCE SHEET RECONCILIATION                                   COST INCURRED
----------------------------                                   -------------
Wholly-Owned Developments...................................     $235,391
Take Out Projects...........................................          164
Leasing Commissions(e)......................................       (6,330)
                                                                 --------
Developments in process.....................................     $229,225
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

(c) The Company expects to acquire this property upon full occupancy in May 2000. This transaction is contingent upon certain terms and conditions as set forth in its purchase agreement. There can be no assurance that this transaction will be consummated.

(d) The Costs Incurred and Total Estimated Costs reflect the Company's 80% interest in this project including the Company's pro-rata share of the development loan. The total cost of the project including the joint venture partner's share is approximately $90 million of which up to $60 million will be funded by a development loan.

(e)  Deferred leasing costs are classified separately on the balance sheet.

     In addition to the properties described above, the Company owns various land parcels available for development. However, no significant development activity is taking place on these sites at this time.

YEAR 2000

OVERVIEW OF Y2K PROBLEM

     The Year 2000 or "Y2K" problem refers to the inability of many existing computer programs to properly recognize a year that begins with "20" instead of the familiar "19." If the Y2K problem had been left uncorrected, many time sensitive computer systems in use at the Company may have recognized a date using "00" as the year 1900 rather than the year 2000.

THE YEAR 2000 PROGRAM

     Over the course of 1998 and 1999, the Company developed and implemented a Y2K readiness program (the "Program") to identify and correct potential Y2K problems. The initial phase of the Program was devoted to assessing the Company's Y2K readiness. During this phase, the Company inventoried all of its information and operating systems and, through a combination of physical inspections, vendor inquiries and research, determined which of the systems could have potential Y2K problems. When the Company's research or inquiries indicated that a particular system had a Y2K problem, the system was upgraded, replaced or retired. If the assessment revealed only the possibility of a Y2K problem, the Company performed an analysis of the impact that a system failure would have on the Company's operations and the likelihood that such a failure would occur. Based on such analysis, the Company determined whether validation testing of each particular system was warranted. With only minor exceptions, all building operating systems were tested, as well as all information systems that were deemed critical to the Company's operation. During the final phase of the Program, contingency plans were developed for each of the Company's Properties and for most of the information systems that were deemed to be critical. Throughout the implementation of the Program, the Company used its best efforts to keep its tenants, investors and other interested parties apprised of the progress of the Company's Year 2000 Program.

YEAR 2000 PROGRAM RESULTS

     The Year 2000 Program was successful in uncovering and proactively correcting a number of Y2K problems with respect to the Company's information systems and building operating systems. Without limitation, material Y2K problems were corrected in advance of January 1, 2000 with respect to the Company's Network Operating Systems and Accounting and Property Management Systems. Other Y2K problems were identified and corrected in connection with building operating systems, such as the garage revenue control, building automation and card key access systems.

     As a precaution and service to those tenants that were conducting their own Year 2000 tests, each of the Company's Properties was staffed on New Years Eve. Without exception, the Properties continued to operate without interruption after the beginning of the new Millennium. Tests of the Company's building operating systems and information systems on New Years Day did not reveal any problems. The Company is not aware of any Y2K problems that have had a material adverse affect on any of its tenants, contractors or service providers.

YEAR 2000 RELATED COSTS

     The total cost of the Company's Year 2000 Program was approximately $9.2 million. Approximately $1.2 million was spent in connection with the assessment, testing, upgrade, remediation and/or replacement of information systems for the Company. Approximately $7.9 million was incurred to assess, test, upgrade, remediate and/or replace building operation systems. In many cases, the systems that were replaced were at or near the end of their useful life. Many of these systems were previously scheduled for replacement and the correction of potential Y2K problems was not the exclusive reason for the upgrade or replacement. The Company anticipates incurring no additional significant costs related to the Program.

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

     The following table reflects the calculation of the Company's Funds from Operations for the years ended December 31, 1999, 1998 and 1997 on a historical basis:

                                                           FOR THE YEARS ENDED DECEMBER 31,
                                                         -------------------------------------
                                                           1999         1998         1997(1)
                                                         ---------   -----------   -----------
                                                                (DOLLARS IN THOUSANDS)
Income before allocations to minority interests, income
  from investment in unconsolidated joint ventures, net
  gain on sales of real estate and extraordinary
  items................................................  $ 418,569   $   371,175   $   140,681
Add back (deduct):
  (Income) allocated to minority interests for
     partially owned properties........................     (1,981)       (2,114)       (1,701)
  Income from investment in unconsolidated joint
     ventures..........................................     13,824        11,267         5,155
  Depreciation and amortization (real estate
     related)..........................................    368,490       313,519       130,465
  Net amortization of net discount/premium on mortgage
     debt..............................................       (658)          940         2,324
  Put option settlement................................     (5,658)           --            --
  Preferred distributions..............................    (43,603)      (32,202)         (649)
                                                         ---------   -----------   -----------
Funds from Operations(2)...............................    748,983       662,585       276,275
  Less deferred rental revenue.........................    (65,397)      (68,107)      (27,740)
  Plus deferred rental expense.........................      2,083         2,613         2,206
                                                         ---------   -----------   -----------
Adjusted Funds from Operations.........................  $ 685,669   $   597,091   $   250,741
                                                         =========   ===========   ===========
Cash Flow provided by (used for):
  Operating Activities.................................  $ 720,711   $   759,151   $   286,714
  Investing Activities.................................  $ (67,138)  $(2,231,712)  $(2,163,340)
  Financing Activities(3)..............................  $(718,315)  $ 1,310,788   $ 1,876,197
Ratio of earnings to combined fixed charges and
  preferred share distributions........................        1.8           1.8           1.8

---------------

(1) Represents the combined results of Equity Office Predecessors for the period from January 1 through July 10, 1997 and the Company from July 11 through December 31, 1997.

(2) The White Paper on Funds from Operations approved by the Board of Governors of the National Association of Real Estate Investment Trusts ("NAREIT") in March 1995 defines Funds from Operations as net income (loss) (computed in accordance with GAAP), excluding gains (or losses) from debt restructuring and sales of properties, plus real estate related depreciation and amortization and after adjustments for unconsolidated partnerships and joint ventures. The Company believes that Funds from Operations is helpful to investors as a measure of the performance of an equity REIT because, along with cash flow from operating, investing and financing activities, it provides investors with an indication of the ability of the Company to incur and service debt, to make capital expenditures and to fund other cash needs. The Company computes Funds from Operations in accordance with standards established by NAREIT which may not be comparable to Funds from Operations reported by other REITs that do not define the term in accordance with the current NAREIT definition or that interpret the current NAREIT definition differently than the Company. Funds from Operations does not represent cash generated from operating activities in accordance with GAAP, nor does it represent cash available to pay distributions and should not be considered as an alternative to net income (determined in accordance with GAAP) as an indication of the Company's financial performance or to cash flow from operating activities (determined in accordance with GAAP) as a measure of the Company's liquidity, nor is it indicative of funds available to fund the Company's cash needs, including its ability to make cash distributions.

(3) For the year ended December 31, 1997, cash flow provided by financing activities includes approximately $181.1 million in cash contributed from Equity Office Predecessors in connection with the Consolidation.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Information about quantitative and qualitative disclosures about market risk is incorporated herein by reference from Item 7 Management's Discussion and Analysis of Financial Condition and Results of Operations in the Market Risk section.

ITEM 8.  FINANCIAL STATEMENTS.

                         REPORT OF INDEPENDENT AUDITORS

The Board of Trustees and Shareholders of Equity Office Properties Trust

     We have audited the accompanying consolidated balance sheets of Equity Office Properties Trust (the "Company") as of December 31, 1999 and 1998, and the related consolidated statements of operations, shareholders' equity and cash flows of the Company for the years ended December 31, 1999 and 1998 and the period from July 11, 1997 to December 31, 1997, and the related combined statements of operations, owners' equity and cash flows of the Equity Office Predecessors, as defined in Note 1, for the period from January 1, 1997 to July 10, 1997. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Equity Office Properties Trust at December 31, 1999 and 1998, the consolidated results of Equity Office Properties Trust's operations and cash flows for the years ended December 31, 1999 and 1998 and the period from July 11, 1997 to December 31, 1997, and the combined results of the Equity Office Predecessors', as defined in
Note 1, operations and cash flows for the period from January 1, 1997 to July 10, 1997 in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                                               Ernst & Young LLP

Chicago, Illinois
February 8, 2000, except for Note 24,
as to which the date is February 15, 2000

                         EQUITY OFFICE PROPERTIES TRUST
                          CONSOLIDATED BALANCE SHEETS

                                                                    DECEMBER 31,
                                                              -------------------------
                                                                 1999          1998
                                                              -----------   -----------
                                                               (DOLLARS IN THOUSANDS)
ASSETS:
  Investment in real estate.................................  $12,847,389   $13,349,627
  Developments in process...................................      229,225       268,373
  Land available for development............................      125,926        65,819
  Accumulated depreciation..................................     (630,387)     (352,259)
                                                              -----------   -----------
    Investment in real estate, net of accumulated
     depreciation...........................................   12,572,153    13,331,560
  Cash and cash equivalents.................................        2,338        67,080
  Tenant and other receivables (net of allowance for
    doubtful accounts of $1,244 and $1,013, respectively)...       54,497        36,193
  Deferred rent receivable..................................      138,697        87,115
  Escrow deposits and restricted cash.......................       19,754       159,576
  Investment in unconsolidated joint ventures...............      865,863       378,534
  Deferred financing costs (net of accumulated amortization
    of $14,863 and $6,242, respectively)....................       55,196        53,181
  Deferred leasing costs (net of accumulated amortization of
    $22,461 and $9,714, respectively).......................       97,743        65,090
  Prepaid expenses and other assets (net of discount on note
    receivable of $62,393 and $0, respectively).............      239,817        82,962
                                                              -----------   -----------
    Total Assets............................................  $14,046,058   $14,261,291
                                                              ===========   ===========
LIABILITIES AND SHAREHOLDERS' EQUITY:
  Mortgage debt (including a net premium of $10,574 and
    $13,517, respectively)..................................  $ 1,743,871   $ 2,350,088
  Unsecured notes (including a net premium of $47 and
    $4,317, respectively)...................................    3,655,047     2,459,317
  Lines of credit...........................................      453,000     1,216,000
  Accounts payable and accrued expenses.....................      318,003       347,970
  Due to affiliates.........................................           --         1,136
  Dividend/distribution payable.............................        5,446         5,080
  Other liabilities.........................................      161,164        93,022
                                                              -----------   -----------
    Total Liabilities.......................................    6,336,531     6,472,613
                                                              -----------   -----------
  Commitments and contingencies.............................
  Minority Interests:
    Operating Partnership...................................      844,427       709,355
    Partially owned properties..............................       39,027        28,360
                                                              -----------   -----------
      Total Minority Interests..............................      883,454       737,715
                                                              -----------   -----------
Shareholders' Equity
  Preferred Shares, 100,000,000 authorized:
    8.98% Series A Cumulative Redeemable Preferred Shares,
     liquidation preference $25.00 per share, 8,000,000
     issued and outstanding.................................      200,000       200,000
    5.25% Series B Convertible, Cumulative Redeemable
     Preferred Shares, liquidation preference $50.00 per
     share, 6,000,000 issued and outstanding................      300,000       300,000
    8.625% Series C Cumulative Redeemable Preferred Shares,
     liquidation preference $25.00 per share, 4,600,000
     issued and outstanding.................................      115,000       115,000
  Common Shares, $0.01 par value; 750,000,000 shares
    authorized, 251,582,434 and 259,901,657 issued and
    outstanding, respectively...............................        2,516         2,599
  Additional paid in capital................................    6,269,259     6,483,569
  Dividends in excess of accumulated earnings...............      (71,640)      (50,205)
  Accumulated other comprehensive income....................       10,938            --
                                                              -----------   -----------
    Total Shareholders' Equity..............................    6,826,073     7,050,963
                                                              -----------   -----------
    Total Liabilities and Shareholders' Equity..............  $14,046,058   $14,261,291
                                                              ===========   ===========

                            See accompanying notes.

                         EQUITY OFFICE PROPERTIES TRUST
                     CONSOLIDATED STATEMENTS OF OPERATIONS
        AND EQUITY OFFICE PREDECESSORS COMBINED STATEMENT OF OPERATIONS

                                                        EQUITY OFFICE PROPERTIES TRUST                   EQUITY OFFICE
                                              ---------------------------------------------------        PREDECESSORS
                                                  FOR THE YEAR ENDED                                -----------------------
                                                     DECEMBER 31,            FOR THE PERIOD FROM      FOR THE PERIOD FROM
                                              ---------------------------   JULY 11, 1997 THROUGH   JANUARY 1, 1997 THROUGH
                                                  1999           1998         DECEMBER 31, 1997          JULY 10, 1997
                                              ------------   ------------   ---------------------   -----------------------
                                                              (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
Revenues:
  Rental....................................  $  1,493,196   $  1,299,044       $    314,233               $256,146
  Tenant reimbursements.....................       281,358        239,390             63,196                 43,241
  Parking...................................       112,204         94,241             25,960                 21,091
  Other.....................................        32,298         25,745              3,324                  6,539
  Fee income................................         8,939          9,571              2,440                  2,510
  Interest/dividends........................        14,248         11,708              3,815                  9,577
                                              ------------   ------------       ------------               --------
    Total revenues..........................     1,942,243      1,679,699            412,968                339,104
                                              ------------   ------------       ------------               --------
Expenses:
  Interest:
    Expense incurred........................       413,995        338,611             76,675                 80,481
    Amortization of deferred financing
      costs.................................         4,693          6,404              4,178                  2,771
  Depreciation..............................       339,751        291,213             64,695                 57,379
  Amortization..............................        14,545          8,365              1,473                  5,884
  Real estate taxes.........................       243,778        203,805             47,579                 34,000
  Insurance.................................         9,589          7,736              3,196                  3,060
  Repairs and maintenance...................       209,630        191,588             50,285                 45,540
  Property operating........................       199,879        189,577             52,235                 42,309
  Ground rent...............................         6,887          7,661              2,384                  2,376
  General and administrative................        80,927         63,564             17,690                 17,201
                                              ------------   ------------       ------------               --------
    Total expenses..........................     1,523,674      1,308,524            320,390                291,001
                                              ------------   ------------       ------------               --------
Income before allocation to minority
  interests, income from investment in
  unconsolidated joint ventures, net gain on
  sales of real estate and extraordinary
  items.....................................       418,569        371,175             92,578                 48,103
Minority Interests:
  Operating Partnership.....................       (48,172)       (36,226)            (7,010)                    --
  Partially owned properties................        (1,981)        (2,114)              (789)                  (912)
Income from investment in unconsolidated
  joint ventures............................        13,824         11,267              3,173                  1,982
Net gain on sales of real estate............        59,661         12,433                126                 12,510
                                              ------------   ------------       ------------               --------
Income before extraordinary items...........       441,901        356,535             88,078                 61,683
Extraordinary items.........................       (10,548)        (7,506)           (16,366)                  (274)
                                              ------------   ------------       ------------               --------
Net income..................................       431,353        349,029             71,712                 61,409
Put option settlement.......................        (5,658)            --                 --                     --
Preferred distributions.....................       (43,603)       (32,202)              (649)                    --
                                              ------------   ------------       ------------               --------
Net income available for Common Shares......  $    382,092   $    316,827       $     71,063               $ 61,409
                                              ============   ============       ============               ========
Net income available per weighted average
  Common Share outstanding -- Basic.........  $       1.49   $       1.25       $       0.44
                                              ============   ============       ============
Weighted average Common Shares
  outstanding -- Basic......................   256,045,895    253,167,037        162,591,477
                                              ============   ============       ============
Net income available per weighted average
  Common Share outstanding -- Diluted.......  $       1.48   $       1.24       $       0.43
                                              ============   ============       ============
Weighted average Common Shares
  outstanding -- Diluted....................   291,157,204    283,974,532        180,014,027
                                              ============   ============       ============

                            See accompanying notes.

                         EQUITY OFFICE PROPERTIES TRUST
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                         AND EQUITY OFFICE PREDECESSORS
                COMBINED STATEMENT OF CHANGES IN OWNERS' EQUITY

                                                                                                               EQUITY OFFICE
                                                        EQUITY OFFICE PROPERTIES TRUST                         PREDECESSORS
                                        ---------------------------------------------------------------   -----------------------
                                                                                   FOR THE PERIOD FROM      FOR THE PERIOD FROM
                                        FOR THE YEAR ENDED   FOR THE YEAR ENDED   JULY 11, 1997 THROUGH   JANUARY 1, 1997 THROUGH
                                        DECEMBER 31, 1999    DECEMBER 31, 1998      DECEMBER 31, 1997          JULY 10, 1997
                                        ------------------   ------------------   ---------------------   -----------------------
                                                                         (DOLLARS IN THOUSANDS)
PREFERRED SHARES:
Balance, beginning of period..........      $  615,000           $  200,000            $        --              $        --
  8.98% Series A Cumulative
    Redeemable........................              --                   --                200,000                       --
  5.25% Series B Convertible
    Cumulative Redeemable.............              --              300,000                     --                       --
  8.625% Series C Cumulative
    Redeemable........................              --              115,000                     --                       --
                                            ----------           ----------            -----------              -----------
Balance, end of period................      $  615,000           $  615,000            $   200,000              $        --
                                            ==========           ==========            ===========              ===========
COMMON SHARES, $0.01 PAR VALUE:
Balance, beginning of period..........      $    2,599           $    2,495            $        --              $        --
  Issuance of Common Shares for IPO...              --                   --                    287                       --
  Contribution of net assets from
    Consolidation at fair value in
    exchange for Common Shares........              --                   --                  1,230                       --
  Issuance of Common Shares for
    acquisitions......................              --                   --                     34                       --
  Issuance of Common Shares through
    exercise of options...............               1                    8                     --                       --
  Issuance of Common Shares in
    exchange for Units................               8                   76                     --                       --
  Issuance of Units in exchange for
    Common Shares.....................             (82)                  --                     --                       --
  Sale of Common Shares, net..........              --                   16                     97                       --
  Issuance of Common Shares for Beacon
    Merger............................              --                   --                    844                       --
  Common Shares repurchased by the
    Company...........................             (10)                  --                     --                       --
  Common Shares issued for restricted
    shares and trustee fees...........              --                    4                      3                       --
                                            ----------           ----------            -----------              -----------
Balance, end of period................      $    2,516           $    2,599            $     2,495              $        --
                                            ==========           ==========            ===========              ===========
ADDITIONAL PAID IN CAPITAL:
Balance, beginning of period..........      $6,483,569           $6,219,511            $        --              $        --
  Net proceeds from IPO...............              --                   --                564,219                       --
  Contribution of net assets from
    Consolidation at fair value in
    exchange for Common Shares........              --                   --              2,580,259                       --
  Issuance of Common Shares and
    Warrants for acquisitions.........              --               27,445                114,966                       --
  Amortization of restricted share
    awards............................           4,933                3,129                     --                       --
  Issuance of Common Shares through
    exercise of options...............           2,680               15,460                     --                       --
  Issuance of Common Shares in
    exchange for Units................          19,395              197,627                     --                       --
  Issuance of Units in exchange for
    Common Shares.....................        (172,558)                  --                     --                       --
  Preferred shares and other offering
    costs.............................            (854)             (14,631)                    --                       --
  Sale of Common Shares, net..........              --               43,967                273,853                       --
  Issuance of Common Shares for Beacon
    Merger............................              --                   --              2,652,726                       --
  Common Shares issued for restricted
    shares and trustee fees...........              --                   (4)                   162                       --
  Common Shares repurchased by the
    Company...........................         (23,980)                  --                     --                       --
  Exercise of put options.............          (7,226)                  --                     --                       --
  Adjustment for minority interests
    ownership in Operating
    Partnership.......................         (36,700)              (8,935)                33,326                       --
                                            ----------           ----------            -----------              -----------
Balance, end of period................      $6,269,259           $6,483,569            $ 6,219,511              $        --
                                            ==========           ==========            ===========              ===========
DISTRIBUTIONS IN EXCESS OF ACCUMULATED
  EARNINGS AND OTHER
COMPREHENSIVE INCOME:
Balance, beginning of period..........      $  (50,205)          $  (16,849)           $        --              $        --
                                            ----------           ----------            -----------              -----------
  Comprehensive income:
    Net income........................         431,353              349,029                 71,712                       --
    Other comprehensive income:
    Unrealized holding gains arising
      during the period...............          10,938                   --                     --                       --
                                            ----------           ----------            -----------              -----------
  Comprehensive income................         442,291              349,029                 71,712                       --
  Put option settlement...............          (5,658)                  --                     --                       --
  Preferred distributions.............         (43,603)             (32,202)                  (649)                      --
  Dividends to Common Shares..........        (403,527)            (350,183)               (87,912)                      --
                                            ----------           ----------            -----------              -----------
Balance, end of period................      $  (60,702)          $  (50,205)           $   (16,849)             $        --
                                            ==========           ==========            ===========              ===========
OWNERS' EQUITY:
Balance, beginning of period..........      $       --           $       --            $        --              $ 1,727,002
  Contributions.......................              --                   --                     --                  285,542
  Distributions.......................              --                   --                     --                 (189,752)
  Net income..........................              --                   --                     --                   61,409
  Contribution of Owners' Equity to
    the Company in connection with the
    Consolidation.....................              --                   --                     --               (1,884,201)
                                            ----------           ----------            -----------              -----------
Balance, end of period................      $       --           $       --            $        --              $        --
                                            ==========           ==========            ===========              ===========

                            See accompanying notes.

                         EQUITY OFFICE PROPERTIES TRUST
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                         AND EQUITY OFFICE PREDECESSORS
                        COMBINED STATEMENT OF CASH FLOWS

                                                                                                               EQUITY OFFICE
                                                                EQUITY OFFICE PROPERTIES TRUST                 PREDECESSORS
                                                        -----------------------------------------------   -----------------------
                                                             FOR THE YEARS
                                                          ENDED DECEMBER 31,       FOR THE PERIOD FROM      FOR THE PERIOD FROM
                                                        -----------------------   JULY 11, 1997 THROUGH   JANUARY 1, 1997 THROUGH
                                                          1999         1998         DECEMBER 31, 1997          JULY 10, 1997
                                                        ---------   -----------   ---------------------   -----------------------
                                                                                 (DOLLARS IN THOUSANDS)
OPERATING ACTIVITIES:
  Net income before put option settlement and
    preferred distributions...........................  $ 431,353   $   349,029        $    71,712               $  61,409
  Adjustments to reconcile net income before put
    option settlement and preferred distributions to
    net cash provided by operating activities:
    Depreciation and amortization.....................    358,989       305,982             70,202                  66,034
    Amortization of premiums/discounts on unsecured
      notes and terminated interest rate protection
      agreements......................................      3,690         2,898                144                      --
    Amortization of deferred revenue included in other
      income..........................................       (693)           --                 --                      --
    Compensation related to restricted shares issued
      to employees....................................      4,933         2,829                 --                      --
    Income from unconsolidated joint ventures.........    (13,824)      (11,267)            (3,173)                 (1,982)
    Gain on sales of real estate, net.................    (59,661)      (12,433)              (126)                (12,510)
    Extraordinary items...............................     10,548         7,506             16,366                     274
    Provision for doubtful accounts...................      1,585           890              1,686                   1,175
    Allocation to minority interests..................     50,153        38,340              7,799                     912
    Changes in assets and liabilities:
      (Increase) decrease in rents receivable.........    (19,889)       (4,552)             2,064                   2,664
      (Increase) in deferred rent receivables.........    (51,582)      (67,065)           (21,421)                 (8,061)
      Decrease (increase) in prepaid expenses and
        other
        assets........................................        429        10,756            (29,551)                 (8,839)
      (Decrease) increase in accounts payable and
        accrued expenses..............................    (29,186)       87,569             54,076                   2,916
      (Decrease) increase in due to affiliates........     (1,136)          403               (898)                   (722)
      Increase (decrease) in other liabilities........     35,002        48,266             21,874                  (7,310)
                                                        ---------   -----------        -----------               ---------
        Net cash provided by operating activities.....    720,711       759,151            190,754                  95,960
                                                        ---------   -----------        -----------               ---------
INVESTING ACTIVITIES:
  Property acquisitions...............................   (122,419)   (1,930,172)        (1,508,928)               (531,968)
  Cash received from Beacon Merger....................         --            --             79,786                      --
  Proceeds from sales of real estate..................    452,659        10,175                 --                  72,078
  Payment of Beacon Merger costs......................         --            --            (62,069)                     --
  Payments for capital and tenant improvements........   (297,496)     (207,093)           (99,586)                (59,511)
  Distributions from unconsolidated joint ventures....     45,536        46,122              4,571                      --
  Investments in unconsolidated joint ventures........    (32,110)      (42,019)                --                 (44,260)
  Payments of lease acquisition costs.................    (55,065)      (46,337)           (15,043)                 (9,260)
  Contributions from minority interest partner in
    partially owned properties........................     11,000            --                 --                      --
  Investment in notes receivable and other assets.....   (112,594)           --                 --                      --
  Investment in preferred securities of Capital
    Trust.............................................         --       (48,532)                --                      --
  Decrease (increase) in escrow deposits and
    restricted cash...................................     43,351       (13,856)             8,997                   1,853
                                                        ---------   -----------        -----------               ---------
        Net cash (used for) investing activities......    (67,138)   (2,231,712)        (1,592,272)               (571,068)
                                                        ---------   -----------        -----------               ---------

                            See accompanying notes.

                         EQUITY OFFICE PROPERTIES TRUST
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                         AND EQUITY OFFICE PREDECESSORS
                COMBINED STATEMENTS OF CASH FLOWS -- (CONTINUED)

                                                                                                                EQUITY OFFICE
                                                          EQUITY OFFICE PROPERTIES TRUST                        PREDECESSORS
                                          ---------------------------------------------------------------   ---------------------
                                                                                     FOR THE PERIOD FROM     FOR THE PERIOD FROM
                                          FOR THE YEAR ENDED   FOR THE YEAR ENDED   JULY 11, 1997 THROUGH      JANUARY 1, 1997
                                          DECEMBER 31, 1999    DECEMBER 31, 1998      DECEMBER 31, 1997     THROUGH JULY 10, 1997
                                          ------------------   ------------------   ---------------------   ---------------------
                                                                          (DOLLARS IN THOUSANDS)
FINANCING ACTIVITIES:
  Proceeds from Common Shares, net of
    offering costs.......................             --               43,983                     838,456                --
  Repurchase of Common Shares............        (23,990)                  --                          --                --
  Repurchase of Units....................        (27,391)                  --                          --                --
  Proceeds from exercise of share
    options..............................          2,681               15,435                      68,191                --
  Dividends/distributions to shareholders
    and unitholders......................       (454,516)            (388,954)                    (95,569)               --
  Capital contributions..................             --                   --                          --           287,949
  Capital distributions..................             --                   --                          --          (288,652)
  Cash contributed from net assets at the
    IPO..................................             --                   --                     181,138                --
  Put option settlement..................        (59,913)                  --                          --                --
  Payment of preferred distributions.....        (43,822)             (29,581)                         --                --
  Proceeds from sale of preferred shares,
    net of offering costs................             --              400,487                          --                --
  Payment of offering costs..............           (854)                (117)                         --                --
  Distributions to minority interest in
    partially owned properties...........         (2,138)              (3,366)                       (371)           (3,401)
  Proceeds from mortgage debt............          3,374               10,865                      84,466           154,090
  Proceeds from unsecured notes..........      1,195,587            2,279,572                     180,000                --
  Proceeds from lines of credit..........      1,814,500            4,922,500                   2,530,425           218,000
  Principal payments on mortgage debt....       (519,671)             (38,370)                   (838,354)          (47,472)
  Principal payments on lines of
    credit...............................     (2,577,500)          (5,841,197)                 (1,294,750)          (72,500)
  Payments of loan costs.................        (11,096)             (22,192)                     (7,039)           (1,889)
  Termination of interest rate protection
    agreements...........................             --              (38,277)                         --                --
  Prepayment penalties on early
    extinguishment of debt...............        (13,566)                  --                     (16,247)             (274)
                                             -----------          -----------       ---------------------         ---------
    Net cash (used for) provided by
      financing activities...............       (718,315)           1,310,788                   1,630,346           245,851
                                             -----------          -----------       ---------------------         ---------
  Net (decrease) increase in cash and
    cash equivalents.....................        (64,742)            (161,773)                    228,828          (229,257)
  Cash and cash equivalents at the
    beginning of the period..............         67,080              228,853                          25           410,420
                                             -----------          -----------       ---------------------         ---------
  Cash and cash equivalents at the end of
    the period...........................    $     2,338          $    67,080       $             228,853         $ 181,163
                                             ===========          ===========       =====================         =========
SUPPLEMENTAL INFORMATION:
  Interest paid during the period,
    including capitalized interest of
    $18,030, $15,077, $1,890 and $3,699,
    respectively.........................    $   402,683          $   302,415       $              70,658         $  82,969
                                             ===========          ===========       =====================         =========

                            See accompanying notes.

         EQUITY OFFICE PROPERTIES TRUST AND EQUITY OFFICE PREDECESSORS
            NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

NOTE 1 -- BUSINESS AND FORMATION OF THE COMPANY

     As used herein, "Company" means Equity Office Properties Trust, a Maryland real estate investment trust, together with its subsidiaries including EOP Operating Limited Partnership, a Delaware limited partnership (the "Operating Partnership"), and the predecessors thereof ("Equity Office Predecessors"). The Company was formed on October 9, 1996 to continue and expand the national office property business organized by Mr. Samuel Zell, Chairman of the Board of Trustees of the Company, and to complete the consolidation of the Equity Office Predecessors (the "Consolidation"). The Company completed its initial public offering (the "IPO") on July 11, 1997. The Company is a fully integrated, self-administered and self-managed real estate company engaged in acquiring, owning, managing, leasing and renovating office properties and parking facilities. The Company elected to be taxed as a real estate investment trust ("REIT") for federal income tax purposes and generally will not be subject to federal income tax if it distributes 100% of its taxable income and complies with a number of organizational and operational requirements. As of December 31, 1999, the Company owned or had an interest in 294 office properties (the "Office Properties") containing approximately 77.0 million rentable square feet of office space and owned 20 stand-alone parking facilities (the "Parking Facilities" and, together with the Office Properties, the "Properties") containing approximately 20,506 parking spaces. The weighted average occupancy for the Office Properties at December 31, 1999 was approximately 93.7%. The Office Properties are located in 81 submarkets in 35 markets in 23 states and the District of Columbia. The Office Properties, by rentable square feet, are located approximately 52% in central business districts ("CBDs") and 48% in suburban markets.

     On July 11, 1997, the Company consummated the IPO having sold 28,750,000 of its common shares of beneficial interest, $0.01 par value per share ("Common Shares") at $21.00 per Common Share generating gross proceeds of approximately $603.8 million. The Company contributed the net proceeds from the IPO of approximately $564.5 million to the Operating Partnership in exchange for 28,750,000 units of partnership interest in the Operating Partnership ("Units"). The Company used the net proceeds of the IPO and available cash reserves to repay debt.

     Concurrent with the IPO, the Equity Office Predecessors contributed their interest in the Properties to the Operating Partnership in exchange for 126,419,397 Units and 122,927,030 Common Shares of the Company. In addition, Equity Group Investments, Inc. an Illinois corporation ("EGI"), and Equity Office Holdings, L.L.C., a Delaware limited liability company ("EOH" and together with EGI, the "Equity Group") contributed substantially all of their interests in their office property and asset management business and parking facilities management business (collectively the "Management Business") to the Operating Partnership in exchange for 8,358,822 Units.

     On December 19, 1997, the Company, the Operating Partnership, Beacon Properties Corporation, a Maryland corporation ("Beacon") and Beacon Partnership L.P. ("Beacon Partnership") consummated the merger of Beacon with and into the Company and Beacon Partnership with and into the Operating Partnership (the "Beacon Merger") at a cost of approximately $4.3 billion in the form of 80,596,117 Common Shares, 8,000,000 preferred shares, 8,570,886 Units, stock options assumed, $1.2 billion of debt assumed and merger costs of $85 million. As a result of the Beacon Merger, the Company acquired an interest in 130 Beacon properties containing approximately 20.9 million rentable square feet of office space.

NOTE 2 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

     The Company's assets, which include investments in joint ventures, are primarily owned by, and its operations are substantially conducted through, the Operating Partnership. The Company is the managing general partner of the Operating Partnership. Due to the Company's ability as managing general partner to control the Operating Partnership and various other property holding entities and other subsidiaries, each such entity has been consolidated with the Company for financial reporting purposes.

         EQUITY OFFICE PROPERTIES TRUST AND EQUITY OFFICE PREDECESSORS NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS -- (CONTINUED)

NOTE 2 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -- (CONTINUED)
     The Consolidation and the Beacon Merger were accounted for as purchases in accordance with Accounting Principles Board Opinion No. 16. Accordingly, the fair value of the consideration given by the Company was used as the valuation basis for these transactions. The assets acquired and liabilities assumed by the Company were recorded at their fair values as of the closing dates of the Consolidation and the Beacon Merger and the excess of the purchase price over the related historical basis of the net assets acquired was allocated primarily to investment in real estate.

     The combined financial statements of Equity Office Predecessors includes interests in the properties owned and the Management Business. The financial statements of Equity Office Predecessors is presented on a combined basis because the properties owned and the Management Business were under common control. All intercompany transactions and balances have been eliminated in combination.

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

ASSET CATEGORY                                                ESTIMATED USEFUL LIFE
--------------                                                ---------------------
Building....................................................           40 years
Building improvements.......................................         4-40 years
Tenant improvements.........................................      Term of lease
Furniture and fixtures......................................         3-12 years

Deferred Leasing and Financing Costs

     Deferred leasing and financing costs are recorded at cost. The deferred leasing costs are amortized over the terms of the respective leases and the deferred financing costs are amortized over the terms of the respective financings on a straight-line basis, which approximates the effective yield method.

Rental Income

     Certain leases provide for tenant occupancy during periods for which no rent is due or where minimum rent payments increase during the term of the lease. The Company records rental income for the full term of each lease on a straight-line basis. Accordingly, the Company records a receivable from tenants for the amount that the Company expects to collect over the remaining lease term rather than currently ("Deferred Rent Receivable"). When the Company acquires a property the term of existing leases is considered to commence as of the acquisition date for purposes of this calculation. The amounts included in rental income for the year ended December 31, 1999 and 1998, the period from July 11, 1997 through December 31, 1997 and the period from January 1, 1997 through July 10, 1997, which were not currently collectible as of such dates, were approximately $65.4 million, $68.1 million, $20.0 million and $7.7 million, respectively. Deferred Rent Receivable is not recognized for income tax purposes.

Cash Equivalents

     The Company considers cash equivalents to be all highly liquid investments purchased with a maturity of three months or less at the date of purchase.

         EQUITY OFFICE PROPERTIES TRUST AND EQUITY OFFICE PREDECESSORS NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS -- (CONTINUED)

NOTE 2 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -- (CONTINUED) Escrow Deposits and Restricted Cash

     Escrow deposits primarily consist of amounts held by lenders to provide for future real estate tax expenditures and tenant improvements, earnest money deposits on acquisitions and net proceeds from dispositions. Restricted cash represents amounts committed for various utility deposits and security deposits. Certain of these amounts may be reduced upon the fulfillment of certain obligations.

Fair Value of Financial Instruments

     Investments in marketable equity securities and investments in note receivables are reported at fair value and included in other assets. All marketable equity securities held by the Company at December 31, 1999 were designated as available for sale, with unrealized holding gains and losses included in shareholders' equity as accumulated other comprehensive income.

     Management believes that the carrying basis of the Company's long-term debt consisting of secured and unsecured borrowings and an interest rate protection agreement approximate their respective fair market values as of December 31, 1999 and 1998, respectively. The current value of debt was computed by discounting the projected debt service payments for each loan based on the spread between the market rate and the effective rate, including the amortization of loan origination costs, for each year. In addition, the carrying values of cash and cash equivalents, restricted cash, escrow deposits, tenant and other rents receivable, accounts payable and accrued expenses are reasonable estimates of their fair value.

Interest Rate Protection Agreements

     The Company periodically enters into certain interest rate protection agreements to effectively convert or cap floating rate debt to a fixed rate basis, as well as to hedge anticipated future finance transactions. Net amounts paid or received under these agreements are recognized as an adjustment to interest expense when such amounts are incurred or earned. Settlement amounts paid or received in connection with terminated interest rate protection agreements are deferred and amortized as an adjustment to interest expense over the term of the related financing transaction on a straight-line basis, which approximates the effective yield method.

Derivatives and Hedging Activities

     In June 1998, the FASB issued Statement No. 133 "Accounting for Derivative Instruments and Hedging Activities." The statement requires recording all derivative instruments as assets or liabilities, measured at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. The standard's effective date was deferred by FASB Statement No. 137 to all fiscal quarters of all fiscal years beginning after June 15, 2000. The Company is planning to adopt the standard once it is effective and does not anticipate that the adoption will have a material impact on the Company's financial condition and results of operations.

Deferred Revenue

     During 1999, the Company received common stock and/or warrants to purchase common stock for allowing companies that provide telecommunication and other services access to the Properties. The securities received from these companies were recorded as deferred revenue at fair value at the time such securities were earned and are included in other liabilities on the balance sheet. The deferred revenue will be amortized into other income over the terms of the respective license agreements. As of December 31, 1999, approximately

         EQUITY OFFICE PROPERTIES TRUST AND EQUITY OFFICE PREDECESSORS NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS -- (CONTINUED)

NOTE 2 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -- (CONTINUED)
$31.6 million is recorded as deferred revenue relating to these agreements and is being amortized over a five-year period. Approximately $.7 million was recorded as other income during 1999.

Income Taxes

     The Office Properties and Parking Facilities are primarily owned by limited partnerships or limited liability companies, which are substantially pass-through entities. Some of the pass-through entities have corporate general partners or members, which are subject to federal and state income and franchise taxes. In addition, the Management Business is owned by a corporation and is subject to federal and state income taxes. The Company incurred federal and state income and franchise taxes of approximately $.7 million, $1.7 million, $0.2 million and $0.9 million for the years ended December 31, 1999 and 1998, the period from July 11, 1997 through December 31, 1997, and the period from January 1, 1997 through July 10, 1997, respectively, which are included in general and administrative expenses.

     The Company elected to be taxed as a REIT, under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the "Code"). As a REIT, the Company generally will not be subject to federal income tax if it distributes 100% of its taxable income for each tax year to its shareholders. REITs are subject to a number of organization and operational requirements. If the Company fails to qualify as a REIT in any taxable year, the Company will be subject to federal income tax (including any applicable alternative minimum tax) on its taxable income at regular corporate tax rates. Even if the Company qualifies for taxation as a REIT, the Company may be subject to state and local income taxes and to federal income tax and excise tax on its undistributed income. The aggregate cost of land and depreciable property for federal income tax purposes as of December 31, 1999 and 1998 was approximately $10.3 billion and $9.7 billion, respectively.

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

Use of Estimates

     The preparation of the consolidated financial statements of the Company and the combined financial statements of Equity Office Predecessors in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

         EQUITY OFFICE PROPERTIES TRUST AND EQUITY OFFICE PREDECESSORS NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS -- (CONTINUED)

NOTE 2 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -- (CONTINUED) Reclassifications

     Certain reclassifications have been made to the previously reported 1998 and 1997 statements in order to provide comparability with the 1999 statements reported herein. These reclassifications have not changed the 1998 or 1997 results, shareholders' equity or owners' equity.

NOTE 3 -- INVESTMENT IN REAL ESTATE

     Investment in real estate, including Office Properties, Parking Facilities, properties under development and vacant land was as follows:

                                                                    DECEMBER 31,
                                                              -------------------------
                                                                 1999          1998
                                                              -----------   -----------
                                                               (DOLLARS IN THOUSANDS)
Land........................................................  $ 1,278,310   $ 1,343,308
Land available for development..............................      125,926        65,819
Building....................................................   11,123,181    11,729,616
Building improvements.......................................      162,628        76,631
Tenant improvements.........................................      261,121       191,936
Furniture and fixtures......................................       22,149         8,136
Developments in process.....................................      229,225       268,373
                                                              -----------   -----------
     Gross investment in real estate........................   13,202,540    13,683,819
Accumulated depreciation....................................     (630,387)     (352,259)
                                                              -----------   -----------
     Net investment in real estate..........................  $12,572,153   $13,331,560
                                                              ===========   ===========

     During the year ended December 31, 1999, the Company acquired the Properties listed below. Each Property was purchased from an unaffiliated party, except for Palo Alto Square (see footnote (4) below), and was funded from working capital, credit facilities, assumption of mortgage debt, and/or issuance of Units. During 1998 the Company acquired 28 Office Properties, an office property under development, several vacant land parcels and two Parking Facilities, for a total cost of approximately $2.5 billion, including the issuance of 7,043,510 Units at a weighted average price of $25.07 per Unit for a total of approximately $176.6 million. During 1997 the Company acquired 176 Office Properties and seven parking facilities, including those acquired in connection with the Beacon Merger, for a total cost of approximately $6.6 billion.

  DATE                                                          RENTABLE             TOTAL
ACQUIRED              PROPERTY                  LOCATION       SQUARE FEET    ACQUISITION COST(1)
--------   -------------------------------   ---------------   -----------   ----------------------
                                                                             (DOLLARS IN THOUSANDS)
  1/7/99   Texas Commerce Tower              Irving, TX           369,134          $   55,254
  1/7/99   Computer Associates Tower         Irving, TX           360,815              51,294
 1/28/99   City Center Bellevue              Bellevue, WA         472,587             115,936(2)
 4/30/99   517 Marquette Garage              Minneapolis, MN           --              19,403
 7/13/99   Prominence in Buckhead            Atlanta, GA          424,635              73,005(3)
 10/1/99   Palo Alto Square                  Palo Alto, CA        320,468              78,287(4)
                                                                ---------          ----------
                                             Total              1,947,639          $  393,179
                                                                =========          ==========

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

         EQUITY OFFICE PROPERTIES TRUST AND EQUITY OFFICE PREDECESSORS NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS -- (CONTINUED)

NOTE 3 -- INVESTMENT IN REAL ESTATE -- (CONTINUED)
(4) Palo Alto Square was acquired from a private investment partnership controlled by Mr. Samuel Zell. The terms of the acquisition were reviewed and recommended for Board approval by a special subcommittee of the Board of Trustees formed to review related party conflicts between trustees and their affiliates. Upon the recommendation of the special subcommittee, the non-affiliated members of the Board of Trustees approved the transaction. The acquisition was funded primarily through the issuance of 1,035,389 Units valued at $23.64 per Unit for a total of approximately $24.5 million and the assumption of $53.2 million in debt.

NOTE 4 -- DISPOSITIONS

     During 1999 the Company disposed of the following office properties:

                                                           PERCENT OF
                                                            PROPERTY     RENTABLE       SALES     GAIN/LOSS
  DATE SOLD          PROPERTY              LOCATION           SOLD      SQUARE FEET     PRICE      ON SALE
  ---------   ----------------------   -----------------   ----------   -----------   ---------   ----------
                                                                                      (DOLLARS IN THOUSANDS)
  5/21/99     Atrium Towers            Oklahoma City, OK     100%         155,865     $  8,600     $   549
  5/21/99     5100 Brookline           Oklahoma City, OK     100%         105,459        4,400        (756)
  6/30/99     215 Fremont Street (a)   San Francisco, CA     100%              --       33,500       6,179
  6/30/99     One Columbus             Columbus, OH          100%         407,472       51,500       2,046
  12/14/99    Various properties (b)   Various             Various             --      533,901      51,643
                                                                          -------     --------     -------
                                                                          668,796     $631,901     $59,661
                                                                          =======     ========     =======

---------------

(a)  215 Fremont Street was a redevelopment property.

(b) The Company sold an interest in these Office Properties to Lend Lease Australia/US Properties. Prior to the sale, the Company consolidated the financial condition and results of operations of the Office Properties. Upon the sale, the Company retained an equity interest in the Office Properties and shares equally in the control of the operations and major decisions of the Office Properties. Therefore, the Company accounts for its remaining interest in the Office Properties under the equity method of accounting and classifies its net equity investment of approximately $486.9 million as investment in unconsolidated joint ventures on the consolidated balance sheet and its interest in the net income from investment in unconsolidated joint ventures is reflected in the consolidated statements of operations. Net proceeds were approximately $480 million from this transaction after giving effect to the buyer's assumption of debt and additional financings.

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

NOTE 5 -- INVESTMENT IN NOTE RECEIVABLE

     On September 2, 1999, the Company acquired a mezzanine-level debt position as part of a debt restructuring related to the SunAmerica Center office property. The property is owned by an unaffiliated party and is located in Century City, California. The Company invested approximately $73.9 million for a 67% share of a $202.2 million Tranche B note. The Company's share of the Tranche B note is approximately $136.0 million. The discount to the face amount of the note of approximately $62.4 million will be amortized

         EQUITY OFFICE PROPERTIES TRUST AND EQUITY OFFICE PREDECESSORS NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS -- (CONTINUED)

NOTE 5 -- INVESTMENT IN NOTE RECEIVABLE - (CONTINUED) to interest income based on the estimated yield of the investment. The Company will also provide property management and leasing services for the property.

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

NOTE 6 -- INVESTMENT IN SECURITIES

     The following investments are included in other assets on the Consolidated Balance Sheet.

     During 1999, the Company invested approximately $2.0 million for approximately .1 million common shares of Allied Riser Communications Corporation ("ARC"). ARC is a facilities based provider of broadband data, video and voice communications services, delivered over fiber optic networks designed constructed and owned by ARC in large- and medium-sized office buildings. The Company and ARC entered into various license agreements allowing ARC to install and provide its services to tenants in certain Office Properties containing approximately 75.6 million square feet. In return for allowing ARC access to the Office Properties, ARC granted the Company, in addition to the purchased securities described above, approximately 1.4 million warrants to acquire an equal number of common shares of ARC for no additional consideration, as well as an additional .2 million common shares for nominal consideration, and other ARC investors transferred approximately .3 million ARC common shares to the Company. The warrants and the common shares were recorded at fair value as deferred revenue and will be amortized over the term of the licensing agreements of five years. The total deferred revenue at December 31, 1999, was approximately $29.1 million. As of December 31, 1999, the fair value of the ARC common shares and warrants, which are exercisable into ARC common shares at the Company's option commencing in April 2000, was approximately $41.5 million. A gross unrealized holding gain of approximately $9.7 million is included in other comprehensive income and represents the increase in the fair value of the ARC securities. A private investment entity controlled by Mr. Zell has a substantial investment in ARC.

     Also during 1999, the Company was granted approximately 2.4 million common shares of Broadband Office, Inc. ("Broadband"). Broadband is also a facilities based provider of broadband data, video and voice communications services, delivered over fiber optic networks similar to ARC. The Company and Broadband entered into various license agreements allowing Broadband to install and provide its services to tenants in certain Office Properties containing approximately 55.0 million square feet. Broadband granted the common shares to the Company in return for allowing Broadband access to the Office Properties. The common shares were recorded at fair value of approximately $1.3 million and will be amortized over the term of the license agreements of five years. The shares issued to the Company are not currently registered, and Broadband is not currently qualified as a public reporting company under the Securities and Exchange Act of 1934.

     Also during 1999, the Company was issued a warrant to acquire approximately .9 million common shares of Captivate Network, Inc. ("Captivate"). Captivate installs high-resolution, flat-panel screens in elevators, and programs the network with news, features, and advertising. The Company and Captivate entered into a master license agreement allowing Captivate to install its screens in elevators at certain Office Properties. Captivate granted the warrant to the Company in return for executing the master license agreement and for allowing access to the Office Properties. As license agreements for specific Office Properties are executed, a

         EQUITY OFFICE PROPERTIES TRUST AND EQUITY OFFICE PREDECESSORS NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS -- (CONTINUED)

NOTE 6 -- INVESTMENT IN SECURITIES -- (CONTINUED) portion of the warrant becomes vested. The vested portion of the warrant was recorded at a fair value of approximately $1.2 million and will be amortized over the term of the license agreements of five years. The warrant issued to the Company is not currently registered, and Captivate is not currently qualified as a public reporting company under the Securities and Exchange Act of 1934.

     In July 1998, the Company purchased 50,000 shares of Capital Trust 8.25% Preferred Securities, $1,000 liquidation preference per share, for $48.5 million. The discount of $1.5 million is being amortized as additional dividend revenue over the term of 20 years. The preferred shares are convertible at any time into common shares of Capital Trust at a conversion price of $11.70 and are non-callable for five years. The dividend is payable each quarter and commencing in year seven, the dividend will increase by 75 basis points per annum. Mr. Zell is Chairman of the Board of Capital Trust.

NOTE 7 -- INVESTMENT IN UNCONSOLIDATED JOINT VENTURES

     The following is a summary of the Company's ownership in the unconsolidated joint ventures:

                                                                              COMPANY'S OWNERSHIP
ENTITY                                                PROPERTY              AS OF DECEMBER 31, 1999
------                                                --------              -----------------------
EOP -- Orange, L.L.C. and EOP --
  Ramlessview Investors, L.L.C.(1)........  500 Orange Tower                          100%
Civic Parking, L.L.C. ....................  St. Louis Parking Garages                  50%
Wright Runstad Associates Limited
  Partnership(2)..........................  N/A                                      28.5%
One Post Office Square Associates.........  One Post Office Square                     50%
BeaMetFed, Inc.(3)........................  75-101 Federal Street                      52%
Rowes Wharf Associates(4).................  Rowes Wharf                                50%
Lehndorff Four Oaks Place Associates(5)...  Four Oaks Place                          2.55%
Metropoint II Associates(6)...............  Metropoint II                              70%
WRC Sunset North, L.L.C.(7)...............  Sunset North Corporate                     80%
                                            Campus
Three Bellevue, L.L.C.(8).................  Three Bellevue Center                      80%
10 & 30 South Wacker, L.L.C.(9)(10).......  10 & 30 South Wacker                       75%
Monument Center, L.L.C.(10)...............  Bank One Center                            25%
Pasadena Towers, L.L.C.(10)...............  Pasadena Towers                            25%
Promenade II, L.L.C.(10)..................  Promenade II                               50%
Sun Trust Center, L.L.C.(10)..............  Sun Trust Center                           25%
Preston Commons Limited Partnership(10)...  Preston Commons                            50%
Sterling Plaza Limited Partnership(10)....  Sterling Plaza                             50%
Regus Equity Business Centers,
  L.L.C.(11)..............................  N/A                                      47.5%

---------------

 (1) The Company owns a mortgage note receivable secured by the property and land underlying and adjacent to the property.

 (2) The Company owns a 28.5% non-controlling interest in this property management and development company.

 (3) The Company is a shareholder in the corporation (a private REIT) which owns the property.

 (4) The Company owns a 50% equity interest in the property and 50% of the first mortgage notes.

 (5) The Company owns a 3% general partner interest in this general partnership which owns an 85% general partnership interest in the property.

         EQUITY OFFICE PROPERTIES TRUST AND EQUITY OFFICE PREDECESSORS NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS -- (CONTINUED)

NOTE 7 -- INVESTMENT IN UNCONSOLIDATED JOINT VENTURES -- (CONTINUED)
 (6) In July 1998, the Company entered into a joint venture agreement with an unaffiliated party to develop Metropoint II, a 150,181 square foot office building in Denver, Colorado, which was completed in 1999. A buy/sell option may be exercised to acquire the other venturer's interest by either the Company or its joint venture partner if certain conditions are met as defined in the joint venture agreement.

 (7) In July 1998, the Company entered into a joint venture agreement with WRALP, an affiliated party, to develop Sunset North Corporate Campus, a three building, 460,629 square-foot office complex in Bellevue, Washington, which was completed in 1999. A buy/sell option may be exercised to acquire the other venturer's interest by either the Company or its joint venture partner if certain conditions are met as defined in the joint venture agreement.

 (8) In December 1998, the Company entered into a joint venture agreement with WRALP to develop Three Bellevue Center, a 471,635 square foot office building in Bellevue, Washington. Completion of the 22-story office building is scheduled for the second quarter of 2000. A buy/sell option may be exercised to acquire the other venturer's interest by either the Company or its joint venture partner if certain conditions are met as defined in the joint venture agreement.

 (9) The joint venture partner has the option to increase its ownership in the property by an additional 25% by December 31, 2001, at the greater of 25% of the fair market value at the time of the exercise or $122.5 million.

(10) These properties were partially sold during 1999. See Note 4, footnote (b) for additional information.

(11) The Company owns a 47.5% membership interest in this joint venture. The joint venture provides fully furnished offices with short term, flexible rental agreements to prospective tenants seeking this type of office space.

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

         EQUITY OFFICE PROPERTIES TRUST AND EQUITY OFFICE PREDECESSORS NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS -- (CONTINUED)

NOTE 7 -- INVESTMENT IN UNCONSOLIDATED JOINT VENTURES -- (CONTINUED) Combined summarized financial information of the unconsolidated joint ventures is as follows:

                                                                   DECEMBER 31,
                                                              -----------------------
                                                                 1999         1998
                                                              -----------   ---------
                                                              (DOLLARS IN THOUSANDS)
Balance Sheets:
  Real estate, net..........................................  $1,719,417    $488,997
  Other assets..............................................     106,211      78,623
                                                              ----------    --------
     Total Assets...........................................  $1,825,628    $567,620
                                                              ==========    ========
  Mortgage debt.............................................  $  559,344    $243,096
  Other liabilities.........................................      58,793      16,059
  Partners' and shareholders' equity........................   1,207,491     308,465
                                                              ----------    --------
     Total Liabilities and Partners' and Shareholders'
      Equity................................................  $1,825,628    $567,620
                                                              ==========    ========
Company's share of equity...................................  $  696,502    $159,092
Net excess of cost of investments over/under the net book
  value of underlying net assets, net of accumulated
  depreciation of $11,679 and $5,854, respectively..........     169,361     219,442
                                                              ----------    --------
Carrying value of investments in unconsolidated joint
  ventures..................................................  $  865,863    $378,534
                                                              ==========    ========
Company's share of unconsolidated mortgage debt.............  $  264,751    $124,282
                                                              ==========    ========

                                                              FOR THE YEARS ENDED DECEMBER 31,
                                                              --------------------------------
                                                                1999        1998        1997
                                                              ---------   ---------   --------
                                                                   (DOLLARS IN THOUSANDS)
Statements of Operations:
  Revenues..................................................  $119,566    $107,617    $16,687
                                                              --------    --------    -------
  Expenses:
     Interest expense.......................................    18,787      17,004        793
     Depreciation and amortization..........................    19,968      18,916      2,752
     Operating expenses.....................................    44,002      37,489      4,638
                                                              --------    --------    -------
       Total expenses.......................................    82,757      73,409      8,183
                                                              --------    --------    -------
  Net income................................................  $ 36,809    $ 34,208    $ 8,504
                                                              ========    ========    =======
Company's share of net income...............................  $ 13,824    $ 11,267    $ 5,155
                                                              ========    ========    =======
Company's share of interest expense.........................  $  9,116    $  8,580    $    --
                                                              ========    ========    =======
Company's share of depreciation and amortization
  (real estate related).....................................  $ 15,741    $ 14,412    $ 1,524
                                                              ========    ========    =======

         EQUITY OFFICE PROPERTIES TRUST AND EQUITY OFFICE PREDECESSORS NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS -- (CONTINUED)

NOTE 8 -- MORTGAGE DEBT

     The Company had outstanding mortgage indebtedness of approximately $1.7 billion and $2.4 billion as of December 31, 1999 and 1998, respectively. The historical cost, net of accumulated depreciation of encumbered properties at December 31, 1999 and 1998 was approximately $3.8 billion and $5.3 billion, respectively. During the years ended December 31, 1999 and 1998, the following transactions occurred:

                                                                   DECEMBER 31,
                                                              -----------------------
                                                                 1999         1998
                                                              ----------   ----------
                                                              (DOLLARS IN THOUSANDS)
Balance at beginning of year(1).............................  $2,336,571   $2,061,860
  Assumed through property acquisitions.....................      52,550      302,216
  Repaid/or assumed by buyer upon sale of property..........     (81,400)      (7,206)
  Consolidated debt reclassed to investment in
     unconsolidated joint ventures(2).......................     (58,127)          --
  Proceeds from draws.......................................       3,374       10,865
  Repayments/principal amortization.........................    (519,671)     (31,164)
                                                              ----------   ----------
Balance at end of year(1)...................................  $1,733,297   $2,336,571
                                                              ==========   ==========

---------------

(1) Excludes net premium on mortgage debt of approximately $10,574, $13,517 and $1,157 as of December 31, 1999, 1998 and 1997, respectively.
(2)  See Note 4 footnote (b).

     A summary of the Company's fixed and variable rate mortgage debt is as follows:

Fixed Rate Mortgage Debt

     As of December 31, 1999 and 1998, the Company had outstanding fixed rate mortgage indebtedness of approximately $1.6 billion and $2.3 billion, respectively. Payments on fixed rate mortgage debt are generally due in monthly installments of principal and interest or interest only. As of December 31, 1999 and 1998, fixed interest rates ranged from 6.9% to 8.6% and 6.9% to 9.1%, respectively. The weighted average fixed interest rate was approximately 7.5% and 7.6% as of December 31, 1999 and 1998, respectively.

     The Company entered into an interest rate swap agreement in 1995 which effectively fixed the interest rate on a $93.6 million variable rate mortgage loan at 6.9% through the maturity of the loan on June 30, 2000.

Variable Rate Mortgage Debt

     As of December 31, 1999 and 1998, the Company had outstanding variable rate mortgage indebtedness of approximately $126.3 million and $70.4 million, respectively. Payments on variable rate mortgage debt are generally due in monthly installments of principal and interest or interest only. The variable interest rates are based on a variety of options including LIBOR-based interest rates. As of December 31, 1999 and 1998, the weighted average variable interest rate was 7.2% and 6.4%, respectively.

         EQUITY OFFICE PROPERTIES TRUST AND EQUITY OFFICE PREDECESSORS NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS -- (CONTINUED)

NOTE 8 -- MORTGAGE DEBT -- (CONTINUED)
Repayment Schedule

     Scheduled payments of principal on mortgage debt for each of the next five years and thereafter as of December 31, 1999 are as follows:

                                                               (DOLLARS IN THOUSANDS)
                                                               ----------------------
2000........................................................         $  186,809
2001........................................................            200,194
2002........................................................             73,151
2003........................................................            184,454
2004........................................................            224,070
Thereafter..................................................            864,619
                                                                     ----------
     Subtotal...............................................          1,733,297
Net premium (net of accumulated amortization of $4.0
  million)..................................................             10,574
                                                                     ----------
     Total..................................................         $1,743,871
                                                                     ==========

NOTE 9 -- LINES OF CREDIT

Lines of Credit

     In 1998, the Company obtained a revolving credit facility for $1.0 billion (the "$1.0 Billion Credit Facility") maturing on May 29, 2001. The Company incurred fees of approximately $2.5 million at the closing of the facility which are being amortized over the term along with approximately $1.0 million of unamortized deferred financing costs on the previous $600 million line of credit. The interest rate is based on the Company's investment grade rating on its unsecured debt and is currently LIBOR plus 60 basis points with a facility fee (based on the aggregate amount of the facility) equal to 20 basis points per annum. In addition, a competitive bid option, whereby the lenders participating in the line of credit bid on the interest rate to be charged, is available for up to $350 million of the $1.0 Billion Credit Facility. As of December 31, 1999 there was approximately $453.0 million outstanding on the facility.

Term Loan Facilities

     In October 1997, the Company obtained a $1.5 billion unsecured credit facility (the "$1.5 Billion Credit Facility"). The $1.5 Billion Credit Facility carried an interest rate equal to LIBOR plus 100 basis points subject to an increase or decrease upon receipt of an investment grade unsecured debt rating. The Company paid an underwriting fee on the $1.5 Billion Credit Facility at closing of approximately $4.9 million. In addition, an unused commitment fee of 15 to 25 basis points was payable quarterly in arrears based upon the unused amount of the $1.5 Billion Credit Facility. The $1.5 Billion Credit Facility was repaid and terminated in May 1998 with amounts borrowed from the $1.0 Billion Credit Facility.

     On August 14, 1998, the Company completed a term loan agreement with various financial institutions to provide the Company a $328 million unsecured term loan facility (the "$328 Million Credit Facility"). The term loan was priced at 90-day LIBOR plus 80 basis points and was prepayable on any interest payment date. The term loan had a maturity date of August 15, 2000. On August 9, 1999 the Company prepaid the facility with proceeds from the $1.0 Billion Credit Facility and approximately $.2 million of unamortized loan costs were written-off and accounted for as an extraordinary loss.

     On September 22, 1998, the Company completed a term loan to provide the Company a $200 million unsecured term loan facility (the "$200 Million Credit Facility"). Interest accrued under the term loan at an initial rate of LIBOR plus 50 basis points with a facility fee equal to 20 basis points per annum. Pricing for the first twelve months was based on a matrix tied to the Company's credit rating. The proceeds were used to pay

         EQUITY OFFICE PROPERTIES TRUST AND EQUITY OFFICE PREDECESSORS NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS -- (CONTINUED)

NOTE 9 -- LINES OF CREDIT -- (CONTINUED) down the $1.0 Billion Credit Facility. On September 15, 1999, the Company repaid the facility upon its maturity with proceeds from the $1.0 Billion Credit Facility.

NOTE 10 -- UNSECURED NOTES

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

$250 Million MandatOry Par Put Remarketed Securities Offering

     Also in February 1998, the Company privately placed $250 million of 6.4% Mandatory Par Put Remarketed Securities due February 15, 2012 ("MOPPRS"), which are subject to mandatory tender on February 15, 2002 (the "$250 Million MOPPRS Offering"). The MOPPRS are unsecured obligations of the Company. The MOPPRS were issued at a premium of approximately $6.5 million which is being amortized over the terms of the MOPPRS as an adjustment to interest expense.

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

$775 Million Notes and 300,000 Warrants Offering

     In June 1998, the Company issued $775 million of unsecured notes (the "$775 Million Notes") and 300,000 warrants to purchase an additional $300 million in unsecured notes at a later date (the "$775 Million Notes Offering"). The notes consist of three tranches with maturities of six to 30 years. The $775 Million Notes and warrants were issued at a net premium of $119,250, which is being amortized over the terms of the respective tranches as an adjustment to interest expense. In exchange for issuing the warrants, the Company received a $2.4 million premium (80 basis points) at closing. Total proceeds to the Company, net of selling commissions, were approximately $768.6 million and were used to pay down borrowings under the $1.0 Billion Credit Facility. The warrants expired and no additional notes were issued by the Company.

$1.0 Billion Notes Offering

     On January 26, 1999, the Company issued $1.0 Billion of unsecured notes (the "$1.0 Billion Notes") in three tranches (the "$1.0 Billion Notes Offering"). The $1.0 Billion Notes were issued at a discount of approximately $3.3 million, which is being amortized over terms of the respective tranches as an adjustment to

         EQUITY OFFICE PROPERTIES TRUST AND EQUITY OFFICE PREDECESSORS NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS -- (CONTINUED)

NOTE 10 -- UNSECURED NOTES -- (CONTINUED) interest expense. Net proceeds to the Company after offering costs were approximately $989.2 million. The net proceeds were used to repay mortgage debt and amounts outstanding on the $1.0 Billion Credit Facility.

$200 Million Notes Offering

     On April 19, 1999, the Company issued $200 million of unsecured notes due April 19, 2029 (the "$200 Million Notes") in an offering to institutional investors (the "$200 Million Notes Offering"). The net proceeds after discount and offering expenses were approximately $196.6 million and were used to repay amounts outstanding on the $1.0 Billion Credit Facility.

     A summary of the terms of the unsecured notes outstanding as of December 31, 1999 is presented below:

                                                              (DOLLARS IN   STATED   EFFECTIVE
TRANCHE                                                       THOUSANDS)     RATE     RATE(1)
-------                                                       -----------   ------   ---------
3 Year Notes due 2002.......................................  $  200,000     6.4%       6.6%
4 Year MOPPRS due 2002(2)...................................     250,000     6.4%       6.3%
5 Year Notes due 2003.......................................     300,000     6.4%       6.8%
5 Year Notes due 2004.......................................     300,000     6.5%       6.7%
6 Year Notes due 2004.......................................     250,000     6.5%       6.7%
7 Year Notes due 2004.......................................      30,000     7.2%       7.3%
7 Year Notes due 2005.......................................     400,000     6.6%       7.0%
8 Year Notes due 2005.......................................      50,000     7.4%       7.7%
9 Year Notes due 2006.......................................      50,000     7.4%       7.7%
9 Year Notes due 2007.......................................     300,000     6.8%       6.8%
10 Year Notes due 2007......................................      50,000     7.4%       7.7%
10 Year Notes due 2008......................................     300,000     6.8%       7.0%
10 Year Notes due 2009......................................     500,000     6.8%       6.9%
20 Year Notes due 2018......................................     250,000     7.3%       7.6%
30 Year Notes due 2028......................................     225,000     7.3%       7.3%
30 Year Notes due 2029......................................     200,000     7.5%       7.6%
                                                              ----------     ---        ---
     Subtotal...............................................   3,655,000     6.8%       7.0%
                                                                             ===        ===
Net premium (net of accumulated amortization of $.1
  million)..................................................          47
                                                              ----------
     Total..................................................  $3,655,047
                                                              ==========

---------------

(1) Includes the cost of the terminated interest rate protection agreements, offering and transaction costs and premiums and discounts on certain unsecured notes.

(2) MOPPRS are subject to mandatory redemption in 2002 but do not mature until 2012.

     The Company filed a registration statement, which was declared effective on June 18, 1998, relating to an offer to exchange the $180 Million Notes, the $1.25 Billion Notes and the MOPPRS for registered securities of the Company with terms identical in all material respects to the terms of the existing notes and MOPPRS. This exchange offer expired on July 30, 1998 and a majority of the holders exchanged their notes for registered notes of the Company.

     The Company filed a shelf registration statement, which was declared effective on July 22, 1998, relating to the issuance from time to time of up to $2.0 billion of unsecured debt securities and warrants exercisable for debt securities in amounts, at initial prices and on terms to be determined at the time of offering. The Company issued $1.2 billion of unsecured notes in 1999 under this registration statement.

         EQUITY OFFICE PROPERTIES TRUST AND EQUITY OFFICE PREDECESSORS NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS -- (CONTINUED)

NOTE 10 -- UNSECURED NOTES -- (CONTINUED)
     The Company filed a registration statement, which was declared effective on September 4, 1998, relating to an offer to exchange (a) the $775 Million Notes;
(b) the 300,000 warrants to purchase an additional $300 million in unsecured notes at a later date; and (c) portions of the $1.25 Billion Notes and MOPPRS for registered securities of the Company with terms identical in all material respects to the terms of the existing securities. This exchange offer expired on October 27, 1998 and a majority of the holders exchanged their notes for registered securities of the Company.

NOTE 11 -- MINORITY INTERESTS IN PARTIALLY OWNED PROPERTIES

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

                                                               COMPANY'S OWNERSHIP AS OF
PROPERTY                                                       DECEMBER 31, 1999 AND 1998
--------                                                       --------------------------
5100 Brookline (CIGNA Center)...............................                95%(1)
The Plaza at La Jolla Village...............................             66.67%(1)
San Felipe Plaza............................................                35%(2)
Capitol Commons Garage......................................                50%(3)
Acorn Properties............................................                89%(4)
203 North LaSalle and Theater District Garages..............                50%(3)
Park Avenue Tower...........................................               100%(5)

---------------

(1) The Company owns a controlling interest and is the managing general partner. The 5100 Brookline (CIGNA Center) property was disposed of during 1999.

(2) The Company is the managing general partner and receives preferential allocations resulting in the Company receiving 100% of the economic benefits.

(3) The Company owns a controlling interest and receives preferential allocations. The unaffiliated partner is entitled to receive 50% of the remaining cash flow and residual profits after the Company receives its preferential allocations.

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

(5) The Company acquired a first mortgage note secured by the property. In accordance with certain agreements concerning the first mortgage note and the Property, the Company controls the financial and operational decisions for the Property and is entitled to substantially all cash flow and residual profit. Accordingly, the Company consolidated the financial position and results of operations of the Property. During 1999, the minority interest partner contributed $11.0 million.

         EQUITY OFFICE PROPERTIES TRUST AND EQUITY OFFICE PREDECESSORS NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS -- (CONTINUED)

NOTE 12 -- SHAREHOLDERS' EQUITY

Common Shares

     In April 1998, the Company privately placed 1,628,009 Common Shares at $28.5625 per share for net proceeds of approximately $44.1 million (the "UIT Offering"). The Company used the net proceeds to fund property acquisitions. These shares were subsequently registered with the SEC.

     The Company filed a shelf registration statement which was declared effective on July 22, 1998, relating to the registration of $1.5 billion of Common Shares, preferred shares of beneficial interest and warrants to be issued at prices and on terms to be determined at the time of offering. The Company may or may not issue the securities separately or together, in amounts, at prices and on terms described in one or more supplements to the prospectus. The Series C Preferred Shares were issued under this registration statement in December 1998.

     The following table presents the changes in the Company's issued and outstanding Common Shares since January 1, 1998 (excluding Units of 34,203,912 and 28,645,699 outstanding at December 31, 1999 and 1998, respectively, which are convertible into Common Shares on a one-for-one basis, or the cash equivalent thereof, subject to certain restrictions):

                                                                1999          1998
                                                             -----------   -----------
Outstanding at January 1,..................................  259,901,657   249,527,663
  Common Shares exchanged for Units(1).....................   (8,220,969)           --
  Repurchases(2)...........................................   (1,040,034)           --
  Units redeemed for Common Shares.........................      833,493     7,556,332
  Restricted Shares retired................................      (20,000)           --
  Share options exercised..................................      128,287       809,653
  Issued through private offering..........................           --     1,628,009
  Restricted share awards..................................           --       380,000
                                                             -----------   -----------
Outstanding at December 31,................................  251,582,434   259,901,657
                                                             ===========   ===========

---------------

(1) Certain Common Shares were placed in escrow subject to release pursuant to the provisions of the Merger Agreement, Plan of Liquidation and Escrow Agreements entered into at the time of Consolidation. In 1999, 11,332,203 Common Shares were released from escrow and 8,220,969 of such Common Shares were cancelled and exchanged for Units, which represented a reallocation of Units owned by the Company to other minority interest partners. This reallocation did not change the total number of Units outstanding or the amount of fully diluted Common Shares and Units outstanding.

(2) In 1999, the Company announced a share repurchase plan. During 1999, 715,600 Common Shares were repurchased at an average share price of $23.14 for approximately $16.6 million in the aggregate and were retired. An additional 4,742,500 Common Shares were repurchased and retired between January and February 2000 at an average share price of $25.27 for approximately $119.8 million in the aggregate. In February 2000, the Company suspended its share repurchase plan in anticipation of the Cornerstone Merger (see Note 24). Prior to the implementation of the Company's share repurchase plan, the Company repurchased 324,434 Common Shares and approximately 1.2 million Units in a private transaction.

Ownership of Operating Partnership

     The Company's ownership in the Operating Partnership was approximately 88.0% and 90.1% as of December 31, 1999 and 1998, respectively.

         EQUITY OFFICE PROPERTIES TRUST AND EQUITY OFFICE PREDECESSORS NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS -- (CONTINUED)

NOTE 12 -- SHAREHOLDERS' EQUITY -- (CONTINUED)
Preferred Shares

     The Series A Preferred Share holders are entitled to receive, when and as authorized by the Company, cumulative preferential cash distributions at the rate of 8.98% of the $25.00 liquidation preference per annum (equivalent to a fixed annual amount of $2.245 per share). Such distributions are cumulative and are payable quarterly in arrears of $.56125 per share. Holders of the shares have no other voting rights except as provided by law and have no preemptive rights. On and after June 15, 2002, the Company, at its option may redeem the shares, in whole or in part, at any time for cash at a redemption price of $25.00 per share, plus all accrued and unpaid distributions thereon to the date fixed for redemption.

     In February 1998, the Company privately placed (the "Series B Preferred Share Offering") 6,000,000 of its 5.25% Series B Convertible, Cumulative Redeemable Preferred Shares, $50 liquidation preference per share (the "Series B Preferred Shares"). This offering generated net proceeds of approximately $290.3 million after offering costs of $9.7 million. The net proceeds were used to pay down the line of credit. The Series B Preferred Shares are convertible at any time by the holder into Common Shares at a conversion price of $35.70 per Common Share, equivalent to a conversion ratio of 1.40056 Common Shares for each Series B Preferred Share. The Series B Preferred Shares are non-callable for five years with a mandatory call on February 15, 2008. Each Series B Preferred Share will receive a quarterly distribution of $0.65625 per share when and as authorized by the Company.

     The Company filed a registration statement, which was declared effective on September 4, 1998, relating to the resale of the Series B Preferred Shares. The shares were required to be registered under the terms of a registration right agreement entered into at the time of the original private placement.

     In December 1998, the Company completed the offering (the "Series C Preferred Share Offering") of 4,600,000 of its 8.625% Series C Cumulative Redeemable Preferred Shares, $25 liquidation preference per share (the "Series C Preferred Shares"). This offering generated net proceeds of approximately $111.4 million after offering costs of $3.6 million. The net proceeds were used to pay down the $1.0 Billion Credit Facility. On and after December 8, 2003, the Company may redeem the shares, in whole or in part, at any time or from time to time, for cash at a redemption price of $25.00 per share, plus all accrued and unpaid distributions thereon to the date fixed for redemption. Each Series C Preferred Share will receives a quarterly distribution of $0.5390625 per share when and as authorized by the Company.

         EQUITY OFFICE PROPERTIES TRUST AND EQUITY OFFICE PREDECESSORS NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS -- (CONTINUED)

NOTE 12 -- SHAREHOLDERS' EQUITY -- (CONTINUED)
Dividends/Distributions

     The following tables summarizes the dividends/distributions paid to Common Share/Unit holders and Preferred shareholders related to the years ended December 31, 1999 and 1998.

                                                             DIVIDEND/
                                                            DISTRIBUTION                  RECORD
                                                               AMOUNT       DATE PAID      DATE
                                                            ------------    ---------    --------
Common Shares/Units(1)..................................     $    0.32       4-10-98      3-31-98
                                                             $    0.32       7-10-98      6-30-98
                                                             $    0.37       10-9-98      9-30-98
                                                             $    0.37      12-29-98     12-15-98
                                                             $    0.37       4-12-99      3-31-99
                                                             $    0.37       7-12-99      6-30-99
                                                             $    0.42      10-13-99      9-30-99
                                                             $    0.42      12-29-99     12-15-99
Series A Preferred Shares...............................     $ 0.56125       3-15-98       3-9-98
                                                             $ 0.56125       6-15-98       6-1-98
                                                             $ 0.56125       9-15-98       9-1-98
                                                             $ 0.56125      12-15-98      12-1-98
                                                             $ 0.56125       3-15-99       3-1-99
                                                             $ 0.56125       6-15-99       6-1-99
                                                             $ 0.56125       9-15-99       9-1-99
                                                             $ 0.56125      12-15-99      12-1-99
Series B Preferred Shares...............................     $0.619792(2)    5-15-98       5-1-98
                                                             $ 0.65625       8-17-98       8-3-98
                                                             $ 0.65625      11-16-98      11-2-98
                                                             $ 0.65625       2-16-99       2-1-99
                                                             $ 0.65625       5-17-99       5-3-99
                                                             $ 0.65625       8-16-99       8-2-99
                                                             $ 0.65625       11-1599      11-1-99
Series C Preferred Shares...............................     $ 0.58099(3)    3-15-99       3-1-99
                                                             $ 0.53906       6-15-99       6-1-99
                                                             $ 0.53906       9-15-99       9-1-99
                                                             $ 0.53906      12-15-99      12-1-99

---------------

(1) For federal income tax purposes, 17.7% (unaudited) of the dividends paid in 1999 represented a capital gain distribution and the remaining 82.3% (unaudited) represented ordinary income. In addition, 4.3% (unaudited) of the dividends paid in 1998 represented a non-taxable return of capital and the remaining 95.7% (unaudited) represented ordinary income.

(2) Partial distribution of $0.619792 covers the period from February 19 through May 15, 1998.

(3) The distribution represents a pro-rated distribution from December 8, 1998 (the closing date of the Series C Preferred Shares Offering) through March 14, 1999.

         EQUITY OFFICE PROPERTIES TRUST AND EQUITY OFFICE PREDECESSORS NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS -- (CONTINUED)

NOTE 13 -- FUTURE MINIMUM RENTS

     Future minimum rental receipts due on noncancelable operating leases at the Office Properties and Parking Facilities as of December 31, 1999 were as follows:

                                                              (DOLLARS IN THOUSANDS)
                                                              ----------------------
2000........................................................        $1,335,509
2001........................................................         1,228,471
2002........................................................         1,041,549
2003........................................................           859,725
2004........................................................           704,123
Thereafter..................................................         2,235,994
                                                                    ----------
     Total..................................................        $7,405,371
                                                                    ==========

     The Company is subject to the usual business risks associated with the collection of the above scheduled rents. The future minimum rents from the Company's investment in unconsolidated joint ventures have not been included in the above schedule.

NOTE 14 -- FUTURE MINIMUM LEASE PAYMENTS

     As of December 31, 1999, the Company's ownership of various Office Properties and Parking Facilities are subject to ground leases. Certain of these leases are subject to rental increases based upon the appraised value of the Property at specified dates or certain financial calculations of the respective Property. As disclosed in Note 20, the Company leases its office space from an affiliate. Future minimum lease obligations under these noncancelable leases as of December 31, 1999 were as follows:

                                                              (DOLLARS IN THOUSANDS)
                                                              ----------------------
2000........................................................         $  8,350
2001........................................................            8,282
2002........................................................            8,257
2003........................................................            8,248
2004........................................................            6,199
Thereafter..................................................          490,018
                                                                     --------
     Total..................................................         $529,354
                                                                     ========

     Rental expense for the year ended December 31, 1999 and 1998, the period from July 11, 1997 through December 31, 1997 and the period from January 1, 1997 through July 10, 1997, was approximately $10.6 million, $11.1 million, $3.4 million and $3.8 million, respectively.

NOTE 15 -- EXTRAORDINARY ITEMS

     The Company incurred an extraordinary loss of approximately $10.5 million during 1999 consisting of the following transactions:
     - $3.2 million due to the write-off of unamortized mark-to-market adjustments in connection with the repayment of certain mortgage debt;
     - $7.1 million consisting of a $13.6 million prepayment penalty partially offset by the write-off of approximately $6.5 million of unamortized mark-to-market premium in connection with the repayment of a mortgage debt; and
     - $.2 million due to the write-off of unamortized loan costs in connection with the prepayment of the $328 Million Credit Facility.

         EQUITY OFFICE PROPERTIES TRUST AND EQUITY OFFICE PREDECESSORS NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS -- (CONTINUED)

NOTE 15 -- EXTRAORDINARY ITEMS -- (CONTINUED)
     The Company reported an extraordinary loss of approximately $7.5 million during the year ended December 31, 1998. This loss consisted of approximately $7.0 million of fees charged upon termination of $300 million of interest rate protection agreements in connection with the Series B Preferred Share Offering and approximately $0.5 million of unamortized deferred financing costs related to the termination of the $1.0 Billion Credit Facility.

     The Company and Equity Office Predecessors reported an extraordinary loss of approximately $16.4 million and $0.3 million, for the period from July 11 through December 31, 1997 and January 1 through July 10, 1997, respectively, related to pre-payment penalties on debt retired prior to maturity during the respective periods with net proceeds from the IPO and available cash reserves.

NOTE 16 -- EARNINGS PER SHARE

     The following table sets forth the computation of basic and diluted earnings per Common Share:

                                                                                     FOR THE PERIOD
                                                          FOR THE YEARS ENDED         FROM JULY 11,
                                                             DECEMBER 31,             1997 THROUGH
                                                     -----------------------------    DECEMBER 31,
                                                         1999            1998             1997
                                                     -------------   -------------   ---------------
                                                      (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
NUMERATOR:
  Net income available to Common Shares before net
     gain on sales of real estate and extraordinary
     items.........................................  $    332,979    $    311,900     $     87,303
  Net gain on sales of real estate.................        59,661          12,433              126
  Extraordinary items..............................       (10,548)         (7,506)         (16,366)
                                                     ------------    ------------     ------------
  Numerator for basic earnings per share -- income
     available to Common Shares....................       382,092         316,827           71,063
  Minority interest in Operating Partnership.......        48,172          36,226            7,010
                                                     ------------    ------------     ------------
  Numerator for diluted earnings per share -- net
     income available to Common Shares.............  $    430,264    $    353,053     $     78,073
                                                     ============    ============     ============
DENOMINATOR:
  Denominator for basic earnings per
     share -- weighted average Common Shares.......   256,045,895     253,167,037      162,591,477
                                                     ------------    ------------     ------------
  Effect of dilutive securities:
  Redemption of Units to Common Shares.............    32,280,652      28,947,306       16,056,085
  Share options and put options....................     2,830,657       1,860,189        1,366,465
                                                     ------------    ------------     ------------
  Dilutive potential Common Shares.................    35,111,309      30,807,495       17,422,550
                                                     ------------    ------------     ------------
  Denominator for diluted earnings per
     share -- adjusted weighted average shares and
     assumed conversions...........................   291,157,204     283,974,532      180,014,027
                                                     ============    ============     ============
BASIC EARNINGS AVAILABLE FOR COMMON SHARES
  PER WEIGHTED AVERAGE COMMON SHARE:
  Net income before net gain on sales of real
     estate and extraordinary items................  $       1.30    $       1.23     $       0.54
  Net gain on sales of real estate.................          0.23            0.05               --
  Extraordinary items..............................         (0.04)          (0.03)           (0.10)
                                                     ------------    ------------     ------------
  Net income.......................................  $       1.49    $       1.25     $       0.44
                                                     ============    ============     ============

         EQUITY OFFICE PROPERTIES TRUST AND EQUITY OFFICE PREDECESSORS NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS -- (CONTINUED)

NOTE 16 -- EARNINGS PER SHARE -- (CONTINUED)

                                                                                     FOR THE PERIOD
                                                          FOR THE YEARS ENDED         FROM JULY 11,
                                                             DECEMBER 31,             1997 THROUGH
                                                     -----------------------------    DECEMBER 31,
                                                         1999            1998             1997
                                                     -------------   -------------   ---------------
                                                      (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
DILUTED EARNINGS AVAILABLE FOR COMMON SHARES
  PER WEIGHTED AVERAGE COMMON SHARE:
  Net income before net gain on sales of real
     estate and extraordinary items................  $       1.31    $       1.23     $       0.52
  Net gain on sales of real estate.................          0.20            0.04               --
  Extraordinary items..............................         (0.03)          (0.03)           (0.09)
                                                     ------------    ------------     ------------
  Net income.......................................  $       1.48    $       1.24     $       0.43
                                                     ============    ============     ============

     The following securities were not included in the computation of diluted earnings per share since they would have an antidilutive effect:

                                                                                    FOR THE PERIOD FROM
                                                            FOR THE YEAR ENDED       JULY 11, THROUGH
                                                               DECEMBER 31,            DECEMBER 31,
                                       WEIGHTED AVERAGE   -----------------------   -------------------
ANTIDILUTIVE SECURITIES                 EXERCISE PRICE       1999         1998             1997
-----------------------                ----------------   ----------   ----------   -------------------
Share options........................      $30.040         3,435,762           --               --
Share options........................      $30.270                --    2,969,608               --
Share options........................      $32.930                --           --          726,500
Series B Preferred Shares............      $35.700         6,000,000    6,000,000               --
Warrants.............................      $39.375         5,000,000    5,000,000        5,000,000
                                                          ----------   ----------        ---------
     Total...........................                     14,435,762   13,969,608        5,726,500
                                                          ==========   ==========        =========

     For additional disclosures regarding the employee stock options and the restricted shares see Note 22.

         EQUITY OFFICE PROPERTIES TRUST AND EQUITY OFFICE PREDECESSORS NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS -- (CONTINUED)

NOTE 17 -- SEGMENT INFORMATION

     As discussed in Note 1, the Company's primary business is the ownership and operation of Office Properties. The Company's long-term tenants are in a variety of businesses and no single tenant is significant to the Company's business. Information related to this segment for the years ended December 31, 1999, 1998 and 1997 is below:

                                                          FOR THE YEAR ENDED DECEMBER 31, 1999
                                                         --------------------------------------
                                                           OFFICE      CORPORATE
                                                         PROPERTIES    AND OTHER   CONSOLIDATED
                                                         -----------   ---------   ------------
                                                                 (DOLLARS IN THOUSANDS)
Property Operating Revenues............................  $ 1,881,820   $  37,236   $ 1,919,056
Property Operating Expenses............................     (654,971)     (7,905)     (662,876)
                                                         -----------   ---------   -----------
  Net operating income.................................    1,226,849      29,331     1,256,180
                                                         -----------   ---------   -----------
Adjustments to arrive at net income:
  Other revenues.......................................        5,282      17,905        23,187
  Interest expense(1)..................................     (129,021)   (284,974)     (413,995)
  Depreciation and amortization........................     (345,458)    (13,531)     (358,989)
  Ground rent..........................................       (6,836)        (51)       (6,887)
  General and administrative...........................         (415)    (80,512)      (80,927)
                                                         -----------   ---------   -----------
     Total adjustments to arrive at net income.........     (476,448)   (361,163)     (837,611)
                                                         -----------   ---------   -----------
Income before allocation to minority interests, income
  from investment in unconsolidated joint ventures,
  gain on sales of real estate and extraordinary
  items................................................      750,401    (331,832)      418,569
Minority interests.....................................       (1,518)    (48,635)      (50,153)
Income from investment in unconsolidated joint
  ventures.............................................       11,779       2,045        13,824
Gain on sales of real estate and extraordinary items...       49,343        (230)       49,113
                                                         -----------   ---------   -----------
     Net income........................................  $   810,005   $(378,652)  $   431,353
                                                         ===========   =========   ===========
Capital and tenant improvements........................  $   267,637   $  29,859   $   297,496
                                                         ===========   =========   ===========
Total Assets...........................................  $13,490,266   $ 555,792   $14,046,058
                                                         ===========   =========   ===========

         EQUITY OFFICE PROPERTIES TRUST AND EQUITY OFFICE PREDECESSORS NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS -- (CONTINUED)

NOTE 17 -- SEGMENT INFORMATION -- (CONTINUED)

                                                          FOR THE YEAR ENDED DECEMBER 31, 1998
                                                         --------------------------------------
                                                           OFFICE      CORPORATE
                                                         PROPERTIES    AND OTHER   CONSOLIDATED
                                                         -----------   ---------   ------------
                                                                 (DOLLARS IN THOUSANDS)
Property Operating Revenues............................  $ 1,628,985   $  29,435   $ 1,658,420
Property Operating Expenses............................     (584,610)     (8,096)     (592,706)
                                                         -----------   ---------   -----------
  Net operating income.................................    1,044,375      21,339     1,065,714
                                                         -----------   ---------   -----------
Adjustments to arrive at net income:
  Other revenues.......................................        1,879      19,400        21,279
  Interest expense(1)..................................     (144,987)   (193,624)     (338,611)
  Depreciation and amortization........................     (294,574)    (11,408)     (305,982)
  Ground rent..........................................       (7,611)        (50)       (7,661)
  General and administrative...........................         (417)    (63,147)      (63,564)
                                                         -----------   ---------   -----------
     Total adjustments to arrive at net income.........     (445,710)   (248,829)     (694,539)
                                                         -----------   ---------   -----------
Income before allocation to minority interests, income
  from investment in unconsolidated joint ventures,
  gain on sales of real estate and extraordinary
  items................................................      598,665    (227,490)      371,175
Minority interests.....................................       (1,755)    (36,585)      (38,340)
Income from investment in unconsolidated joint
  ventures.............................................        7,653       3,614        11,267
Gain on sales of real estate and extraordinary items...       12,433      (7,506)        4,927
                                                         -----------   ---------   -----------
     Net income........................................  $   616,996   $(267,967)  $   349,029
                                                         ===========   =========   ===========
Capital and tenant improvements........................  $   200,033   $   7,060   $   207,093
                                                         ===========   =========   ===========
Total Assets...........................................  $13,646,160   $ 615,131   $14,261,291
                                                         ===========   =========   ===========

                                                          FOR THE YEAR ENDED DECEMBER 31, 1997
                                                         --------------------------------------
                                                           OFFICE      CORPORATE
                                                         PROPERTIES    AND OTHER   CONSOLIDATED
                                                         -----------   ---------   ------------
                                                                 (DOLLARS IN THOUSANDS)
Property Operating Revenues............................  $   711,519   $  22,211   $   733,730
Property Operating Expenses............................     (273,254)     (4,950)     (278,204)
                                                         -----------   ---------   -----------
  Net operating income.................................      438,265      17,261       455,526
                                                         -----------   ---------   -----------
Adjustments to arrive at net income:
  Other revenues.......................................        1,236      17,106        18,342
  Interest expense(1)..................................     (114,122)    (43,034)     (157,156)
  Depreciation and amortization........................     (128,214)     (8,166)     (136,380)
  Ground rent..........................................       (4,714)        (46)       (4,760)
  General and administrative...........................         (955)    (33,936)      (34,891)
                                                         -----------   ---------   -----------
     Total adjustments to arrive at net income.........     (246,769)    (68,076)     (314,845)
                                                         -----------   ---------   -----------
Income before allocation to minority interests, income
  from investment in unconsolidated joint ventures,
  gain on sales of real estate and extraordinary
  items................................................      191,496     (50,815)      140,681
Minority interests.....................................       (1,376)     (7,335)       (8,711)
Income from investment in unconsolidated joint
  ventures.............................................        2,432       2,723         5,155
Gain on sales of real estate and extraordinary items...       (3,278)       (726)       (4,004)
                                                         -----------   ---------   -----------
     Net income........................................  $   189,274   $ (56,153)  $   133,121
                                                         ===========   =========   ===========
Capital and tenant improvements........................  $   156,419   $   2,678   $   159,097
                                                         ===========   =========   ===========
Total Assets...........................................  $11,364,606   $ 387,066   $11,751,672
                                                         ===========   =========   ===========

---------------

(1) Interest expense for the Office Properties does not include allocations of interest expense on corporate unsecured debt.

         EQUITY OFFICE PROPERTIES TRUST AND EQUITY OFFICE PREDECESSORS NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS -- (CONTINUED)

NOTE 18 -- PRO FORMA STATEMENT OF OPERATIONS (UNAUDITED)

     The pro forma data presented below is included to illustrate the effect on the Company's operations as a result of the following transactions which occurred in 1998 and 1997 as if they occurred on January 1, 1997.

     - the acquisition and disposition of Office Properties and Parking Facilities;
     -  the purchase of the remaining partnership interests in a joint venture;
     - the $1.25 Billion Notes Offering, the $250 Million MOPPRS Offering, the $775 Million Notes Offering, the $180 Million Notes Offering;
     -  the Series B and Series C Preferred Share Offerings;
     -  the increase in the line of credit to $1.0 billion;
     -  the $48.5 million investment in preferred shares of Capital Trust;
     -  the Consolidation and the IPO and the paydown of debt with the proceeds;
     -  the Beacon Merger; and
     -  the UIT Offering.

     The accompanying unaudited pro forma condensed combined financial statements have been prepared by management of the Company and do not purport to be indicative of the results which would actually have been obtained had the transactions described above been completed on the dates indicated or which may be obtained in the future.

                                                           FOR THE YEARS ENDED DECEMBER 31,
                                                           ---------------------------------
                                                                1998              1997
                                                           ---------------   ---------------
                                                           (DOLLARS IN THOUSANDS EXCEPT PER
                                                                      SHARE DATA)
Total Revenues...........................................   $  1,812,898      $  1,705,598
                                                            ============      ============
Income before extraordinary items........................   $    348,202      $    279,715
                                                            ============      ============
Net income available for Common Shares...................   $    296,800      $    220,894
                                                            ============      ============
Net income per Common Share -- Basic.....................   $       1.14      $       0.86
                                                            ============      ============
Common Shares outstanding -- Basic.......................    259,902,000       257,203,000
                                                            ============      ============
Net income per Common Share -- Diluted...................   $       1.14      $       0.85
                                                            ============      ============
Common Shares outstanding -- Diluted.....................    290,824,000       289,136,000
                                                            ============      ============

         EQUITY OFFICE PROPERTIES TRUST AND EQUITY OFFICE PREDECESSORS NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS -- (CONTINUED)

NOTE 19 -- QUARTERLY DATA (UNAUDITED)

     The quarterly data for the last three years are presented in the tables below:

                                                      FOR THE THREE MONTHS ENDED
                                       ---------------------------------------------------------
                                         12/31/99       9/30/99        6/30/99        3/31/99
                                       ------------   ------------   ------------   ------------
                                             (DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA)
Total Revenues.......................  $    494,473   $    491,357   $    481,279   $    475,134
                                       ============   ============   ============   ============
Income before allocation to minority
  interests, income from investment
  in unconsolidated joint ventures,
  net gain on sales of real estate
  and extraordinary items............  $    107,596   $    106,153   $    104,536   $    100,284
                                       ============   ============   ============   ============
Net income...........................  $    146,242   $     97,173   $     98,217   $     89,721
                                       ============   ============   ============   ============
Net income available for Common
  Shares.............................  $    134,303   $     81,639   $     87,310   $     78,840
                                       ============   ============   ============   ============
Net income available per weighted
  average Common Shares outstanding--
  Basic..............................  $       0.53   $       0.32   $       0.34   $       0.30
                                       ============   ============   ============   ============
Net income available per weighted
  average Common Share outstanding --
  Diluted............................  $       0.52   $       0.32   $       0.33   $       0.30
                                       ============   ============   ============   ============
Weighted average Common Shares
  outstanding -- Basic...............   252,179,620    253,625,036    258,525,258    259,965,816
                                       ============   ============   ============   ============
Weighted average Common Shares
  Outstanding -- Diluted.............   290,549,547    291,592,245    290,946,853    291,433,553
                                       ============   ============   ============   ============

         EQUITY OFFICE PROPERTIES TRUST AND EQUITY OFFICE PREDECESSORS NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS -- (CONTINUED)

NOTE 19 -- QUARTERLY DATA (UNAUDITED) -- (CONTINUED)

                                                      FOR THE THREE MONTHS ENDED
                                       ---------------------------------------------------------
                                         12/31/98       9/30/98        6/30/98        3/31/98
                                       ------------   ------------   ------------   ------------
                                             (DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA)
Total Revenues.......................  $    469,002   $    436,933   $    399,944   $    373,820
                                       ============   ============   ============   ============
Income before allocation to minority
  interests, income from investment
  in unconsolidated joint ventures,
  gain on sales of real estate and
  extraordinary items................  $     92,789   $     96,176   $     97,879   $     84,331
                                       ============   ============   ============   ============
Net income...........................  $     97,938   $     89,423   $     88,926   $     72,742
                                       ============   ============   ============   ============
Net income available for Common
  Shares.............................  $     88,866   $     80,996   $     80,494   $     66,471
                                       ============   ============   ============   ============
Net income available per weighted
  average Common Shares outstanding--
  Basic..............................  $       0.34   $       0.32   $       0.32   $       0.27
                                       ============   ============   ============   ============
Net income available per weighted
  average Common Share outstanding --
  Diluted............................  $       0.34   $       0.32   $       0.32   $       0.27
                                       ============   ============   ============   ============
Weighted average Common Shares
  outstanding -- Basic...............   259,384,934    252,241,995    251,179,221    249,766,440
                                       ============   ============   ============   ============
Weighted average Common Shares
  Outstanding -- Diluted.............   291,437,262    281,929,910    281,200,962    280,327,761
                                       ============   ============   ============   ============

                                                         FOR THE THREE MONTHS ENDED
                                              -------------------------------------------------
                                                12/31/97     9/30/97 (1)    6/30/97    3/31/97
                                              ------------   ------------   --------   --------
                                                (DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA)
Total Revenues..............................  $    248,400   $    183,866   $165,219   $154,567
                                              ============   ============   ========   ========
Income before allocation to minority
  interests, income from investment in
  unconsolidated joint ventures, gain on
  sales of real estate and extraordinary
  items.....................................  $     46,704   $     45,736   $ 23,331   $ 24,910
                                              ============   ============   ========   ========
Net income..................................  $     40,208   $     31,290   $ 30,853   $ 30,769
                                              ============   ============   ========   ========
Net income available for Common Shares......  $     39,559   $     31,290   $ 30,853   $ 30,769
                                              ============   ============   ========   ========
Net income available per weighted average
  Common Shares outstanding -- Basic........  $       0.23   $       0.21
                                              ============   ============
Net income available per weighted average
  Common Shares outstanding -- Diluted......  $       0.22   $       0.21
                                              ============   ============
Weighted average Common Shares outstanding--
  Basic.....................................   172,307,010    151,691,121
                                              ============   ============
Weighted average Common Shares outstanding
  Diluted...................................   193,055,145    165,384,651
                                              ============   ============

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

         EQUITY OFFICE PROPERTIES TRUST AND EQUITY OFFICE PREDECESSORS NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS -- (CONTINUED)

NOTE 20 -- RELATED PARTY TRANSACTIONS

     Affiliates provide various services to the Company. Fees and reimbursements paid by the Company to affiliates for the years ended December 31, 1999, 1998 and 1997 and payable as of December 31, 1999 and 1998 were as follows:

                                                     PAID IN YEAR ENDED       PAYABLE AS OF
                                                        DECEMBER 31,          DECEMBER 31,
                                                 --------------------------   -------------
                                                  1999      1998      1997    1999    1998
                                                 -------   -------   ------   ----   ------
                                                           (DOLLARS IN THOUSANDS)
Legal fees and expenses(1).....................  $ 2,330   $ 3,507   $3,006   $--    $  978
Insurance reimbursements and brokerage
  fees(2)......................................    3,494     3,323    2,279    --      (139)
Development, management and leasing fees(3)....    5,102     4,405      434    --        --
Office rent(4).................................    2,820     1,792    1,068    --       128
Administrative, accounting and consulting
  services(5)..................................      715       750    1,373    --       169
Acquisition fees(6)............................       --        --      777    --        --
Organization and offering expenses(7)..........       --        --      106    --        --
                                                 -------   -------   ------   ---    ------
          Total................................  $14,461   $13,777   $9,043   $--    $1,136
                                                 =======   =======   ======   ===    ======

---------------

(1) Represents amounts primarily paid to Rosenberg & Liebentritt, P.C., a law firm, for legal fees and expenses incurred in connection with acquisition, corporate and leasing activity. A trustee of the Company was a principal of this law firm until September 1, 1997. In 1999, Rosenberg & Liebentritt, P.C. dissolved and, as a result, no longer provides legal services to the Company.

(2) Represents amounts paid to EGI Risk Services Inc. for reimbursement of property insurance premiums to an affiliated company and fees for risk management services including reviewing, obtaining and/or researching various insurance policies. EGI Risk Services, Inc. was a wholly owned subsidiary of the Equity Group, of which Samuel Zell is the Chairman of the Board. Effective October 1, 1999, the Company no longer utilizes the services provided by EGI Risk Services Inc., and its employees have become employees of the Company.

(3) In December 1997, the Company acquired ten Office Properties from an entity affiliated with Wright Runstad & Company for approximately $640 million. Mr. Runstad, a principal of the Wright Runstad & Company, is a trustee of the Company. In addition, the Company and an affiliate of the Equity Group acquired a 30% non-controlling interest in WRALP, a subsidiary of Wright Runstad & Company, which provides property management, leasing and development services. The Company has agreed to make available to WRALP up to $20 million in additional financing for future development. As of December 31, 1999, no amounts have been funded. However, the Company has guaranteed WRALP's line of credit which has an outstanding balance of approximately $16.9 million as of December 31, 1999. The Company recorded income of approximately $0.9 million and $1.3 million from its investment in WRALP for the years ended December 31, 1999 and 1998, respectively.

     WRALP serves as co-property manager with the Company for the Properties acquired from its affiliates in December, 1997. In addition, WRALP serves as co-property manager for four properties acquired by the Company from unaffiliated parties during 1998 and 1999. WRALP served as the developer on Sunset North Corporate Campus project placed in service during 1999 and currently serves as developer of the Three Bellevue Center project which is under construction. The Company has an 80% interest in each development project, and WRALP owns the remaining 20% interest. WRALP is the developer of the World Trade Center in Seattle, Washington. The Company has agreed to acquire that building after its completion and occupancy by a third-party tenant, currently scheduled for the second quarter of 2000. Mr. Runstad did not, in his capacity as Trustee, approve the foregoing arrangements with the Company.

         EQUITY OFFICE PROPERTIES TRUST AND EQUITY OFFICE PREDECESSORS NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS -- (CONTINUED)

NOTE 20 -- RELATED PARTY TRANSACTIONS -- (CONTINUED)
(4) The Company leases its corporate office space from an affiliate of the Equity Group. The terms of this lease were reviewed and recommended for Board approval by a special subcommittee of the Company's Board of Trustees. Upon the recommendation of the special subcommittee, the non-affiliated members of the Board of Trustees approved the transaction.

(5) During 1999, fees were paid to the Equity Group for miscellaneous consulting services. In 1998 and 1997 administrative services also included fees paid to Equity Group for centralized services, such as real estate tax consulting, payroll processing, employee benefits and telecommunications, all of which are now performed by the Company.

(6) Represents amounts paid by Equity Office Predecessors to Merrill Lynch, a limited partner of the general partner of certain entities included in the Equity Office Predecessors.

(7) Affiliates of the Equity Group were reimbursed for reasonable costs incurred in connection with the organization and the offering of units in the Equity Office Predecessors, including legal and accounting fees and expenses, printing costs and filing fees.

     An affiliate of the Equity Group has an indirect minority interest in Standard Parking Limited Partnership ("SPLP"). An affiliate of SPLP manages the parking operations at certain Properties owned by the Company.

The Company was a party to various other transactions with related parties as disclosed in Note 3 and Note 6.

Amounts Received from Affiliates

     Affiliates of the Company leased space in certain of the Office Properties owned by the Company. Total rents and other amounts paid by affiliates under the terms of their respective leases were approximately $1.2 million, $0.3 million, and $3.0 million for the years ended December 31, 1999, 1998, and 1997, respectively. In addition, in 1999 the Company provided real estate tax consulting and risk management services to affiliates for which it received approximately $1.2 million.

     The Company entered into various lease agreements with affiliates of SPLP whereby such affiliates leased certain of the Company's stand-alone Parking Facilities. Certain of these lease agreements provide the lessee with a series of annual options to extend the term of the lease through various dates. The rent paid in the years ended December 31, 1999, 1998, and 1997 under these lease agreements was approximately $9.0 million, $13.1 million, and $11.0 million, respectively. The Company may receive additional rent based upon actual gross revenues generated by these Parking Facilities. In accordance with certain of these leases, the Company may be obligated to make an early termination payment if agreement is not reached as to rent amounts to be paid for future periods.

         EQUITY OFFICE PROPERTIES TRUST AND EQUITY OFFICE PREDECESSORS NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS -- (CONTINUED)

NOTE 21 -- NON-CASH INVESTING AND FINANCING ACTIVITIES

     Additional supplemental disclosures of non-cash investing and financing activities of the Company are as follows:

                                                       FOR THE YEARS ENDED     FOR THE PERIOD FROM
                                                           DECEMBER 31,       JULY 11, 1997 THROUGH
                                                       --------------------       DECEMBER 31,
                                                         1999       1998              1997
                                                       --------   ---------   ---------------------
                                                                  (DOLLARS IN THOUSANDS)
Mortgage loans and lines of credit assumed through
  Beacon Merger......................................  $     --   $      --        $1,160,451
                                                       ========   =========        ==========
Net liabilities assumed through Beacon Merger........  $     --   $      --        $   72,034
                                                       ========   =========        ==========
Common Shares and Units issued through Beacon Merger
  (assuming exercise of 4,732,822 Options)...........  $     --   $      --        $2,853,266
                                                       ========   =========        ==========
8.98% Series A Cumulative Redeemable Preferred Shares
  exchanged in the Beacon Merger.....................  $     --   $      --        $  200,000
                                                       ========   =========        ==========
Common Shares, Units and put options issued through
  property acquisitions (including warrants valued at
  $15.0 million in 1997).............................  $ 24,476   $ 204,008        $  357,672
                                                       ========   =========        ==========
Mortgage loans assumed/promissory notes issued
  through property acquisitions......................  $ 52,550   $ 406,837        $  263,048
                                                       ========   =========        ==========
Mortgage loans assumed by buyer upon disposition of
  Office Properties..................................  $(81,400)  $      --        $       --
                                                       ========   =========        ==========
Escrow deposits used for property acquisitions.......  $192,427   $      --        $       --
                                                       ========   =========        ==========
Escrow deposits provided by property dispositions....  $(95,956)  $(119,948)       $       --
                                                       ========   =========        ==========
Mortgage loans and line of credit assumed in the
  Consolidation......................................  $     --   $      --        $2,196,708
                                                       ========   =========        ==========
Net liabilities assumed in the Consolidation.........  $     --   $      --        $   62,706
                                                       ========   =========        ==========
Common Shares and Units issued in the
  Consolidation......................................  $     --   $      --        $2,830,918
                                                       ========   =========        ==========
Deferred revenue recorded in connection with receipt
  of securities......................................  $ 32,276   $      --        $       --
                                                       ========   =========        ==========

NOTE 22 -- SHARE OPTION PLAN AND SHARE AWARD PLAN

     In July 1997, the Company adopted the 1997 Share Option and Share Award Plan, as amended, (the "Employee Plan"). The purpose of the Employee Plan is to attract and retain highly qualified executive officers, trustees, employees and consultants. Through the Employee Plan, certain officers, trustees, certain employees and consultants of the Company are offered the opportunity to acquire Common Shares pursuant to grants of (i) options to purchase Common Shares ("Options") and (ii) Share Awards. The Employee Plan is administered by the Compensation and Option Committee (the "Compensation Committee") which is appointed by the Board of Trustees of the Company. The Compensation Committee determines those officers, trustees, key employees and consultants to whom, and the time or times of which, grants of Options and Share Awards will be made. The Compensation Committee interprets the Employee Plan, adopts rules relating thereto and determines the terms and provisions of Options. In 1999, 1998 and 1997, the Common Shares subject to Options and Share Awards under the Employee Plan were limited to 19,433,472, 11,121,786, and 11,121,786, respectively. The maximum aggregate number of Common Shares that may be granted for all

         EQUITY OFFICE PROPERTIES TRUST AND EQUITY OFFICE PREDECESSORS NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS -- (CONTINUED)

NOTE 22 -- SHARE OPTION PLAN AND SHARE AWARD PLAN -- (CONTINUED) rights under the Plan shall not exceed 6.8% of the outstanding shares, calculated on a fully diluted basis and determined annually on the first day of each calendar year. No more than one-half of the maximum aggregate number of Common Shares shall be granted as Share Awards. To the extent that Options expire unexercised or are terminated, surrendered or canceled, the Common Shares allocated to such Options shall become available for future grants under the Plan, unless the Plan has terminated. The Employee Plan will terminate at such times as it issues all of the unissued Common Shares reserved for the Plan. The Board of Trustees may at any time amend or terminate the Employee Plan, but termination will not affect Options and Share Awards previously granted. Any Options or Share Awards which vest prior to any such termination will continue to be exercisable by the holder thereof.

     The Compensation Committee determines the vesting schedule of each Option and the term, which term shall not exceed ten years from the date of the grant. As to the Options that have been granted through December 31, 1999, the vesting schedules range from the entire option grant being exercisable as of the grant date, to one-third of the Options being exercisable as of the first anniversary of the grant date, an additional one-third being exercisable as of the second anniversary of the grant date and the remaining one-third of the Options being exercisable as of the third anniversary of the grant date. The exercise price for all Options under the Employee Plan shall not be less than the fair market value of the underlying Common Shares at the time the Option is granted.

     In addition, the Employee Plan permits the Company to issue Share Awards to executive officers, other key employees and trustees upon such terms and conditions as shall be determined by the Compensation Committee in its sole discretion. A share award is an award of Common Shares which (i) may be fully vested upon issuance ("Share Awards") or (ii) may be subject to risk of forfeiture under Section 83 of the Internal Revenue Code ("Restricted Share Award"). Generally, members of the Board of Trustees have been granted Share Awards pursuant to the Employee Plan as payment of their board fees. In addition, certain senior officers were issued Share Awards as part of their bonus for fiscal year 1998. In each case, the number of Share Awards granted to trustees and senior officers was equal to the dollar value of the fees or bonus earned divided by the fair market value of the shares on the date the fee or bonus would have been paid. In addition to these Share Awards, Restricted Share Awards were granted to certain officers in 1997 and 1998 and based upon performance for 1999. The Restricted Share Awards vest over a five year period as follows: (i) fifty percent of each Restricted Share Award vests on the third anniversary of the initial grant date; (ii) an additional twenty-five percent of each Restricted Share Award vests on the fourth anniversary of the initial grant date; and (iii) the remaining twenty-five percent of each Restricted Share Award vests on the fifth anniversary of the initial grant date.

     The Company has elected to apply the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB No. 25") in the computation of compensation expense. Under APB No. 25's intrinsic value method, compensation expense is determined by computing the excess of the market price of the shares over the exercise price on the measurement date. For the Company's Options, the intrinsic value on the measurement date (or grant date) is zero, and no compensation expense is recognized. Financial Accounting Standards Board No. 123 ("FASB No. 123") requires the Company to disclose pro forma net income and income per share as if a fair value based accounting method had been used in the computation of compensation expense. The fair value of the Options computed under FASB No. 123 would be recognized over the vesting period of the Options. The fair value for the Company's Options granted in 1999, 1998 and 1997 was estimated at the time the Options were granted using the Black-Scholes option pricing model with the following weighted average assumptions for 1999, 1998 and 1997, respectively: risk-free interest rates of 6.4%, 5.4% and 5.6%; dividend yields of 6.8%, 5.8% and 4.0%; volatility factors of the expected market price of the Company's Common Shares of 0.19, 0.30 and 0.24; and a weighted average expected life of the Options of five years.

         EQUITY OFFICE PROPERTIES TRUST AND EQUITY OFFICE PREDECESSORS NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS -- (CONTINUED)

NOTE 22 -- SHARE OPTION PLAN AND SHARE AWARD PLAN -- (CONTINUED)
     The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. Because the Company's Options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its Options.

     For purposes of pro forma disclosures, the estimated fair value of the Options is amortized to expense over the Options' vesting period. The following is the unaudited pro forma information for the year ended December 31, 1999 and 1998 and the period from July 11, 1997 through December 31, 1997:

                                                                                   FOR THE PERIOD
                                                             FOR THE YEAR ENDED    FROM JULY 11,
                                                                DECEMBER 31,        1997 THROUGH
                                                             -------------------    DECEMBER 31,
                                                               1999       1998          1997
                                                             --------   --------   --------------
                                                                    (DOLLARS IN THOUSANDS)
Pro forma net income available to Common Shares before gain
  on sales of real estate and extraordinary items..........  $330,638   $310,051      $ 85,654
Gain on sales of real estate and extraordinary items.......    49,113      4,927       (16,240)
                                                             --------   --------      --------
Pro forma net income available to Common Shares............  $379,751   $314,978      $ 69,414
                                                             ========   ========      ========

                                                                                  FOR THE PERIOD FROM
                                            FOR THE YEAR ENDED DECEMBER 31,          JULY 11, 1997
                                          ------------------------------------          THROUGH
                                                1999                1998           DECEMBER 31, 1997
                                          ----------------    ----------------    -------------------
EARNINGS PER SHARE                        BASIC    DILUTED    BASIC    DILUTED    BASIC      DILUTED
------------------                        -----    -------    -----    -------    ------     --------
Pro forma net income available to Common
  Shares before gain on sales of real
  estate and extraordinary items........  $1.29     $1.30     $1.22     $1.22     $ .53       $ .51
Gain on sales of real estate and
  extraordinary items...................    .19       .17       .02       .02      (.10)       (.09)
                                          -----     -----     -----     -----     -----       -----
Pro forma net income per weighted
  average Common Share outstanding......  $1.48     $1.47     $1.24     $1.24     $ .43       $ .42
                                          =====     =====     =====     =====     =====       =====

         EQUITY OFFICE PROPERTIES TRUST AND EQUITY OFFICE PREDECESSORS NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS -- (CONTINUED)

NOTE 22 -- SHARE OPTION PLAN AND SHARE AWARD PLAN -- (CONTINUED)
     The table below summarizes the Option activity of the Employee Plan for the years ended December 31, 1999, 1998 and the period from July 11, 1997 through December 31, 1997:

                                                                            WEIGHTED AVERAGE
                                                   COMMON SHARES SUBJECT   EXERCISE PRICE PER
                                                   TO OPTIONS OR AWARDS       COMMON SHARE
                                                   ---------------------   ------------------
Balance at July 11, 1997.........................               --               $   --
  Options granted................................        5,814,583                22.22
  Options cancelled..............................          (67,275)               21.16
                                                        ----------               ------
Balance at December 31, 1997.....................        5,747,308                22.23
  Options granted................................        4,695,072                26.38
  Options cancelled..............................          (93,145)               25.54
  Options exercised..............................         (916,451)               19.74
                                                        ----------               ------
Balance at December 31, 1998.....................        9,432,784                24.50
  Options granted................................        4,677,971                24.88
  Options cancelled..............................         (520,314)               24.78
  Options exercised..............................         (128,287)               20.90
                                                        ----------               ------
Balance at December 31, 1999.....................       13,462,154               $24.66
                                                        ==========               ======

     As of December 31, 1999, there were 5,174,418 Options under the Employee Plan that were exercisable and 8,287,736 Options that were not exercisable. Exercise prices for the 13,462,154 Options outstanding as of December 31, 1999 ranged from $12.09 to $33.00, with a weighted average exercise price of $24.66. Expiration dates ranged from July 11, 2007 to December 31, 2009. The remaining weighted average contractual life of Options was 8.70 years. The weighted average grant date fair value of Options granted during 1999, 1998 and 1997 was $2.91, $4.88 and $4.44, respectively. In addition, there were 380,000 and 298,000 Restricted Shares issued during 1998 and 1997, respectively, which vest over three to five years. The Restricted Shares were valued at an average of $21.57 per share.

NOTE 23 -- COMMITMENTS AND CONTINGENCIES

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

     The Company from time to time enters into interest rate protection agreements to effectively convert floating rate debt to a fixed rate basis, as well as to hedge anticipated financing transactions. The Company believes it has limited exposure to the risk of non-performance by the swap counterparties since each counterparty is a major U.S. or foreign financial institution; management does not anticipate any such non-performance. As of December 31, 1999, the Company has one interest rate protection agreement which effectively fixed the interest rate on a $93.6 million loan at 6.9% through the maturity of the loan on June 30, 2000.

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

NOTE 23 -- COMMITMENTS AND CONTINGENCIES -- (CONTINUED) impact in the future. However, the Company cannot predict the impact of new or changed laws or regulations on its current Properties or on properties that it may acquire in the future.

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

Insurance

     The Company is self-insured for certain amounts related to losses that may be incurred at the Properties. However, management does not believe that this exposure will have a material adverse effect on the Company.

     The Company carries earthquake insurance on all of the Properties, including those located in California, subject to coverage limitations which the Company believes are commercially reasonable. In light of the California earthquake risk, California building codes since the early 1970s have established construction standards for all new buildings. The current and strictest construction standards were adopted in 1987. Of the 49 Properties located in California, 12 have been built since January 1, 1988 and the Company believes that all of the Properties were constructed in full compliance with the applicable standards existing at the time of construction. No assurance can be given that material losses in excess of insurance proceeds will not occur in the future.

Commitments

     In July 1998, the Company entered into an agreement to purchase the World Trade Center project in Seattle, Washington. The property consists of approximately 186,787 square feet of office space and is 100% preleased to a single tenant. After the tenant takes full occupancy in 2000, the Company is expected to purchase the building for approximately $39.0 million. This transaction is contingent upon certain terms and conditions as set forth in the purchase agreement. There can be no assurance that this transaction will be consummated as described above.

     In accordance with the agreement governing the Company's investment in WRALP, the Company agreed to make available to WRALP up to $20.0 million in additional financing or credit support for future development. As of December 31, 1999, no amounts have been funded pursuant to this agreement. However, the Company has guaranteed WRALP's line of credit which has an outstanding balance of approximately $16.9 million as of December 31, 1999.

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

NOTE 23 -- COMMITMENTS AND CONTINGENCIES -- (CONTINUED) also agreed to cancel the put option on the remaining 1,717,844 Common Shares in exchange for the Company's payment to the WR Holders of approximately $11.3 million on September 13, 1999. The payment represented the excess of $31.50 over $24.90 (the average price of a Common Share calculated over the five trading days immediately prior to August 13, 1999), for each of 1,717,844 Common Shares affected by the put option agreement. The portion of the amounts paid in excess of $29.10625 per Common Share totaling approximately $4.1 million was reflected as a preferred distribution. The remaining $7.2 million of the payment was recorded as a reduction to shareholders' equity.

     On August 13, 2000, (or August 13, 2001 at the option of the WR Holders) the WR Holders can require the Company to purchase all or a portion of the remaining 1,717,844 Common Shares issued to them in the acquisition at a price equal to $31.50 per Common Share. Prior to such date, if the WR Holders sell all or a portion of their Common Shares to a third party for a price less than $29.10625, then the Company is obligated to pay to the WR Holders for each Common Share sold at such lower price an amount equal to the difference between $29.10625 and such lower price, not to exceed $3.00 per Common Share. Any amounts paid by the Company as a result of such sales will be recorded as a reduction in shareholders' equity. For put options exercised as aforesaid, any amounts paid up to $29.10625 per Common Share would be reflected as a reduction in shareholders' equity; the portion of any amounts paid in excess of $29.10625 per Common Share (not to exceed $2.39375 per Common Share up to an aggregate of approximately $4.1 million) will be reflected as a preferred distribution. The $4.1 million portion of the total potential payment is being amortized by the Company on a straight-line basis over the period between August 13, 1999 and August 13, 2000. The Company will not incur any loss on this transaction if the put option is not exercised.

     Effective as of September 3, 1998, the Company amended its pre-existing put option agreement with the seller of the Columbus America Properties (the "CA Holder") related to 1,692,546 Units issued at acquisition. The CA Holder has the option at any time after January 1, 1999 until the earlier of September 3, 2000 or the date the CA Holder has converted all of its Units to Common Shares, to require the Company to purchase the Units at a price equal to $29.00 per Unit. In October 1999, the CA Holder exercised its option to require the Company to purchase 1,675,000 Units at a price equal to $29.00 per Unit for a total of approximately $48.6 million. The Company recognized the $48.6 million payment as a reduction of minority interest and retired the Units.

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

NOTE 24 -- SUBSEQUENT EVENTS

1. The Company entered into an agreement with OnSite Access, Inc. ("OnSite"), a facilities based provider of broadband data, video and voice communications services, delivered over fiber optic networks designed, constructed and owned by OnSite in large- and medium-sized office buildings. OnSite will provide its services to tenants in certain Office Properties. In return for allowing OnSite access to the Office Properties, OnSite will grant the Company warrants to acquire common shares of OnSite for $2.36 per share. Although OnSite is not currently a public company, it has filed a registration statement with the SEC to register the issuance of its common shares and is expected to become a reporting company under the Securities and Exchange Act of 1934.

2. On January 14, 2000, the Board of Trustees of the Company declared a first quarter distribution for the Series B Preferred Shares of $0.65625 per share. The distribution was paid on February 15, 2000 to holders of record as of February 1, 2000.

         EQUITY OFFICE PROPERTIES TRUST AND EQUITY OFFICE PREDECESSORS NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS -- (CONTINUED)

NOTE 24 -- SUBSEQUENT EVENTS -- (CONTINUED)
3. On January 17, 2000, the Company obtained an additional unsecured borrowing facility from the Chase Manhattan Bank for short-term borrowings not to exceed $300 million in the aggregate. Upon request of the Company, and at the lender's option, the lender may offer to lend funds at mutually agreed upon interest rates and terms, as determined by current market conditions. As of March 1, 2000, the Company owed $200 million under this facility at a weighted average rate of 6.4%. On each of March 15, 2000, and March 24, 2000, the note is repayable in two $100 million installments.

4. On February 10, 2000, the Company sold Sarasota City Center in Sarasota, Florida, for approximately $27.7 million to an unaffiliated party. The office property consisted of approximately 247,891 square feet and was 88.5% occupied at December 31, 1999.

5. On February 11, 2000, the Company, the Operating Partnership, Cornerstone Properties, Inc. ("Cornerstone") and Cornerstone Properties Limited Partnership ("Cornerstone Partnership") entered into a merger agreement where Cornerstone will merge with and into the Company and Cornerstone Partnership will merge with and into the Operating Partnership (the "Cornerstone Merger"). The total purchase price will be approximately $4.6 billion, including the assumption of approximately $1.8 billion in debt, the payment of $1.1 billion in cash and the issuance of approximately 63.6 million new Common Shares and Units. Cornerstone common shareholders may elect to receive $18.00 per share in cash, plus any accrued but unpaid dividends, or 0.7009 of the Company's Common Shares based on a prevailing transaction price of $25.68125 per Common Share, subject to proration. Cornerstone's convertible preferred shareholders will receive $18.00 per share in cash. Cornerstone Partnership unitholders will receive 0.7009 Units of the Company. The Company intends to finance the $1.1 billion cash portion of the purchase price by obtaining additional term loans, issuing unsecured notes or amending the existing line of credit.

    The Cornerstone Merger is expected to be completed in the third quarter of 2000 and is subject to the approval of the shareholders of the Company and the shareholders of Cornerstone and other customary conditions. Cornerstone is a fully integrated REIT and currently owns 86 office properties in the U.S. totaling over 18.5 million square feet, and has an additional $884 million of projects under development. If the Cornerstone Merger is completed the Company will own approximately 380 office properties consisting of approximately 95.5 million square feet.

6. On February 15, 2000, the Board of Trustees of the Company declared a first quarter distribution for the Series A and Series C Preferred Shares. On March 15, 2000, the Company will pay the 8.98% Series A Cumulative Redeemable Preferred Share dividend of $0.56125 per share to the holders of record on March 1, 2000. On the same date, the Company will pay the 8.625% Series C Cumulative Redeemable Preferred Share dividend of $0.5390625 per share to the holders of record on March 1, 2000.

7. On February 15, 2000, upon its maturity, the mortgage note secured by the Civic Opera House was repaid in the amount of approximately $30.6 million.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     Information about Trustees of the Company is incorporated by reference from the discussion under Proposal 1 of our Proxy Statement for the 2000 Annual Meeting of Shareholders. The balance of the response to this item is contained in the discussion entitled "Executive and Senior Officers of the Company" in
Part I of this report.

ITEM 11.  EXECUTIVE COMPENSATION

     Information about executive compensation is incorporated by reference from the discussion under the heading "Executive Compensation" in our Proxy Statement for the 2000 Annual Meeting of Shareholders.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     Information about security ownership of certain beneficial owners and management is incorporated by reference from the discussion under the heading "Common Share and Unit Ownership by Trustees and Executive Officers" in our Proxy Statement for the 2000 Annual Meeting of Shareholders.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     Information about certain relationships and transactions with related parties is incorporated herein by reference from the discussion under the heading "Certain Relationships and Related Transactions" in our Proxy Statement for the 2000 Annual Meeting of Shareholders.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a)(1) and (2) Financial Statements and Schedules:

FINANCIAL STATEMENTS

     Report of Independent Auditors

     Consolidated Balance Sheets of Equity Office Properties Trust as of December 31, 1999 and 1998

     Consolidated Statements of Operations of Equity Office Properties Trust for the years ended December 31, 1999 and 1998, the period from July 11, 1997 through December 31, 1997 and the Combined Statement of Operations of Equity Office Predecessors for the period from January 1, 1997 through July 10, 1997.

     Consolidated Statements of Shareholders' Equity of Equity Office Properties Trust for the years ended December 31, 1999 and 1998, the period from July 11, 1997 through December 31, 1997 and the Combined Statement of Owners' Equity of Equity Office Predecessors for the period from January 1, 1997 through July 10, 1997.

     Consolidated Statements of Cash Flows of Equity Office Properties Trust for the years ended December 31, 1999 and 1998, the period from July 11, 1997 through December 31, 1997, and the Combined Statements of Cash Flows of Equity Office Predecessors for the period from January 1, 1997 through July 10, 1997.

     Notes to Consolidated and Combined Financial Statements

SCHEDULES

     Schedule III -- Real Estate and Accumulated Depreciation

     All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

(a)(3) Exhibits:

EXHIBIT
  NO     DESCRIPTION
-------  -----------
 2.1     Agreement and Plan of Merger, dated February 11, 2000, among the Company, the Operating Partnership, Cornerstone and
         Cornerstone Partnership (incorporated herein by reference to
         Exhibit 2.1 to the Company's Current Report on Form 8-K
         dated February 11, 2000)
 3.1     Articles of Amendment and Restatement of Declaration of
         Trust of the Company (incorporated herein by reference to
         Exhibit 4.1 to the Company's Registration Statement on Forms
         S-11 (Reg. No. 333-26629)
 3.2*    Articles Supplementary of the Company, dated December 15,
         1997 and filed with the Maryland State Department of
         Assessments and Taxation on December 17, 1997
 3.3*    Articles Supplementary of the Company, dated February 18,
         1998 and filed with the Maryland State Department of
         Assessments and Taxation on February 19, 1998
 3.4     Articles Supplementary of the Company, dated December 1,
         1998 as filed with the Maryland State Department of
         Assessments and Taxation on December 4, 1998 (incorporated herein by reference to Exhibit 4.3 of the Company's
         Registration Statement on Form 8-A dated December 1, 1998)
 3.5     Articles Supplementary of the Company, dated February 28,
         2000 and filed with the Maryland State Department of
         Assessments and Taxation on March 17, 2000
 3.6     Amended Bylaws of the Company
 4.1*    Indenture, dated as of September 2, 1997, between the
         Operating Partnership and State Street Bank and Trust
         Company
 4.2*    First Supplemental Indenture, dated as of February 9, 1998, between the Operating Partnership and State Street Bank and
         Trust Company
 4.3     Form of 6.375% Note due 2003 (incorporated herein by
         reference to Exhibit 4.4 of the Operating Partnership's
         Registration Statement on Form S-4 (Reg. No. 333-47347))
 4.4     Form of 6.625% Note due 2005 (incorporated herein by
         reference to Exhibit 4.5 of the Operating Partnership's
         Registration Statement on Form S-4 (Reg. No. 333-47347))
 4.5     Form of 6.750% Note due 2008 (incorporated herein by
         reference to Exhibit 4.6 of the Operating Partnership's
         Registration Statement of Form S-4 (Reg. No. 333-47347))
 4.6     Form of 7.250% Note due 2018 (incorporated herein by
         reference to Exhibit 4.7 of the Operating Partnership's
         Registration Statement on Form S-4 (Reg. No. 333-47347))
 4.7     Form of 6.376% Mandatory Par Put Remarketed Securities due
         2012 (incorporated herein by reference to Exhibit 4.8 of the
         Operating Partnership's Registration Statement on Form S-4
         (Reg. No. 333-47347))
 4.8     $30,000,000 7.24% Senior Note due 2004 (incorporated herein by reference to Exhibit 4.9 of the Operating Partnership's
         Registration Statement on Form S-4 (Reg. No. 333-47347))
 4.9     $50,000,000 7.36% Senior Note due 2005 (incorporated herein by reference to Exhibit 4.10 of the Operating Partnership's
         Registration Statement on Form S-4 (Reg. No. 333-47347))
 4.10    $50,000,000 7.44% Senior Note due 2006 (incorporated herein by reference to Exhibit 4.11 to the Operating Partnerships
         Registration Statement on Form S-4 (Reg. No. 333-47347))
 4.11    $50,000,000 7.41% Senior Note due 2007 (incorporated herein by reference to Exhibit 4.12 to the Operating Partnerships
         Registration Statement on Form S-4 (Reg. No. 333-47347))
 4.12    Form of 6.50% Notes due 2004 (incorporated herein by
         reference to Exhibit 4.3 of the Operating Partnership's
         Registration Statement on Form S-4 (Reg. No. 333-61469))

EXHIBIT
  NO     DESCRIPTION
-------  -----------
 4.13    Form of 6.763% Notes due 2007 (incorporated herein by
         reference to Exhibit 4.4 of the Operating Partnership's
         Registration Statement on Form S-4 (Reg. No. 333-61469))
 4.14    Form of 7.25% Notes due 2028 (incorporated herein by
         reference to Exhibit 4.5 of the Operating Partnership's
         Registration Statement on Form S-4 (Reg. No. 333-61469))
 4.15    Form of 6.375% Notes due 2002 (incorporated herein by
         reference to Exhibit 4.1 of the Operating Partnership's
         Current Report on Form 8-K filed with the SEC on January 25,
         1999)
 4.16    Form of 6.5% Notes due 2004 (incorporated herein by
         reference to Exhibit 4.2 of the Operating Partnership's
         Current Report on Form 8-K filed with the SEC on January 25,
         1999)
 4.17    Form of 6.8% Notes due 2009 (incorporated herein by
         reference to Exhibit 4.3 of the Operating Partnership's
         Current Report on Form 8-K filed with the SEC on January 25,
         1999)
 4.18    Form of 7.5% Notes due April 19, 2029 (incorporated herein by reference to Exhibit 4.23 of the Operating Partnership's
         Current Report on Form 8-K filed with the SEC on April 19,
         1999)
 4.19    Form of $400,000,000 8.375% Note due March 15, 2006
         (incorporated herein by reference to Exhibit 4.25 of the
         Operating Partnership's Form 8-K dated March 24, 2000)
 4.20    Form of $100,000,000 8.375% Note due March 15, 2006
         (incorporated herein by reference to Exhibit 4.26 of the
         Operating Partnership's Form 8-K dated March 24, 2000)
 4.21    First Amendment to Second Amended and Restated Revolving
         Credit Agreement
 4.22    Fixed Rate Promissory Note with The Chase Manhattan Bank
 4.23    Second Amended and Restated Revolving Credit Facility $1
         Billion Revolving Credit Facility dated as of May 29, 1998
10.1*    Agreement of Limited Partnership of the Operating
         Partnership, dated as of July 3, 1997, as amended
10.2*    Registration Rights Agreement, dated as of July 11, 1997,
         among the Company and the persons named therein
10.3*    Noncompetition Agreement between the Company and Samuel Zell

EXHIBIT
  NO     DESCRIPTION
-------  -----------
10.4*    Each member of the Company's Board of Trustees and each
         Executive Officer of the Company has entered into an
         Indemnification Agreement with the Company. These
         Indemnification Agreements are identical in all material
         respects. The schedule below sets for the terms of each
         Indemnification Agreement not filed which differ from the
         copy of the example Indemnification Agreement (between the
         Company and Samuel Zell, dated as of October 9, 1996), which is filed as Exhibit 10.6 to the Company's Annual Report on
         Form 10-K for the year ended December 31, 1997, as amended:

                                     NAME                              DATE AS OF
                                     ----                              ----------
         Timothy H. Callahan.........................................    10/9/96
         Richard D. Kincaid..........................................    3/14/97
         Sheli Z. Rosenberg..........................................    3/12/97
         Thomas E. Dobrowski.........................................    7/11/97
         James D. Harper, Jr. .......................................    7/11/97
         Jerry M. Reinsdorf..........................................    7/11/97
         William M. Goodyear.........................................    7/11/97
         David K. McKown.............................................    7/11/97
         H. Jon Runstad..............................................   12/18/97
         Edwin N. Sidman.............................................   12/24/97
         D.J. Andre de Bock..........................................    5/15/98
         Michael A. Steele...........................................    10/9/96
         Stanley M. Stevens..........................................    10/9/96

10.5     Stock Option Agreement by and among Cornerstone, the
         Company, Deutsche Bank AG and Deutscher Herold
         Lebensversicherungs -AG dated as of February 11, 2000
         (incorporated herein by reference to Exhibit 10.1 to the
         Company's Current Report on Form 8-K dated February 11,
         2000)
10.9     Equity Office Supplemental Retirement Savings Plan,
         including the first and second amendment
12.1     Statement Regarding Computation of Ratios
21.1     List of Subsidiaries
23.1     Consent of Independent Auditors
24.1     Power of Attorney (included in signature page)
27.1     Financial Data Schedule
99.1     Equity Office Properties Trust 1997 Non-Qualified Employee
         Share Purchase Plan Financial Statements as of and for the
         years ended December 31, 1999 and 1998

---------------

  * Incorporated herein by reference to the same-numbered exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 1997, as amended

(b) Reports on Form 8-K:

     -  Dated December 14, 1999 including Items 5 and 7

(b) Exhibits

     See Item 14(a)(3) above

(c) Financial Statement Schedules:

     None

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Chicago, Illinois, as of the 27th day of March, 2000.

                                          EQUITY OFFICE PROPERTIES TRUST

                                                /s/ TIMOTHY H. CALLAHAN
                                          By:
                                          --------------------------------------

                                                    Timothy H. Callahan
                                               President and Chief Executive
                                                           Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities indicated as of the 27th day of March, 2000.

     Each person whose signature appears below hereby constitutes and appoints Samuel Zell and Timothy H. Callahan, and each of them , his attorney-in-fact and agent, with full power of substitution and resubstitution for him in any and all capacities, to sign any or all amendments to this annual report on Form 10-K for the fiscal year ended December 31, 1999, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto such attorney-in-fact and agent full power and authority to do and perform each and every act and thing requisite and necessary in connection with such matters and hereby ratifying and confirming all that such attorney-in-fact or his substitutes may do or cause to be done by virtue hereof.

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

                /s/ SAMUEL ZELL                     Chairman of the Board of Trustees
------------------------------------------------
                  Samuel Zell

             /s/ D.J. ANDRE DE BOCK                 Trustee
------------------------------------------------
               D.J. Andre de Bock

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
------------------------------------------------
              James D. Harper, Jr.

                   SIGNATURE                                               TITLE
                   ---------                                               -----
              /s/ DAVID K. MCKOWN                   Trustee
------------------------------------------------
                David K. McKown

             /s/ JERRY M. REINSDORF                 Trustee
------------------------------------------------
               Jerry M. Reinsdorf

             /s/ SHELI Z. ROSENBERG                 Trustee
------------------------------------------------
               Sheli Z. Rosenberg

               /s/ H. JON RUNSTAD                   Trustee
------------------------------------------------
                 H. Jon Runstad

              /s/ EDWIN N. SIDMAN                   Trustee
------------------------------------------------
                Edwin N. Sidman

SCHEDULE III -- REAL ESTATE AND ACCUMULATED DEPRECIATION AS OF DECEMBER 31, 1999

                                                                                        ENCUMBRANCES
                      DESCRIPTION                        NOTES         LOCATION          AT 12/31/99     NOTES
                      -----------                        -----         --------        ---------------   ------
 1 60 Spear Street Building............................   (3)    San Francisco, CA     $            --
 2 San Felipe Plaza....................................   (3)    Houston, TX               (51,455,300)
 3 Summit Office Park..................................   (3)    Ft. Worth, TX                      --
 4 Intercontinental Center.............................   (3)    Houston, TX                        --
 5 Four Forest Plaza...................................   (3)    Dallas, TX                         --
 6 Dominion Tower......................................   (3)    Norfolk, VA                        --
 7 Northborough Tower..................................   (3)    Houston, TX                        --
 8 500 Marquette Building..............................   (3)    Albuquerque, NM                    --
 9 Community Corporate Center..........................   (3)    Columbus, OH              (16,616,100)
10 Sarasota City Center................................   (3)    Sarasota, FL                       --
11 Denver Corporate Center II & III....................   (3)    Denver, CO                         --
12 University Tower....................................   (3)    Durham, NC                         --
13 Shelton Pointe......................................   (3)    Shelton, CT                        --
14 San Jacinto Center..................................   (3)    Austin, TX                         --
15 1111 19th Street....................................   (3)    Washington, D.C.                   --
16 North Central Plaza Three...........................   (3)    Dallas, TX                         --
17 The Quadrant........................................   (3)    Englewood, CO                      --
18 Canterbury Green....................................  (3)(4)  Stamford, CT              (19,107,200)
19 Three Stamford Plaza................................   (3)    Stamford, CT              (16,626,100)
20 Union Square........................................   (3)    San Antonio, TX                    --
21 One North Franklin..................................   (3)    Chicago, IL                        --
22 1620 L Street.......................................   (3)    Washington, D.C.                   --
23 300 Atlantic Street.................................   (3)    Stamford, CT                       --
24 One and Two Stamford Plaza..........................   (3)    Stamford, CT                       --
25 1700 Higgins........................................   (3)    Des Plaines, IL                    --
26 One Congress Plaza..................................   (3)    Austin, TX                         --
27 Northwest Center....................................   (3)    San Antonio, TX                    --
28 One Crosswoods Center...............................   (3)    Columbus, OH                       --
29 One Lakeway Center..................................   (3)    Metairie, LA                       --
30 Three Lakeway Center................................   (3)    Metairie, LA                       --
31 Two Lakeway Center..................................   (3)    Metairie, LA                       --
32 Bank of America Plaza...............................   (3)    Nashville, TN                      --
33 The Plaza at LaJolla Village........................   (3)    San Diego, CA             (57,157,800)
34 Interco Corporate Tower.............................   (3)    Clayton, MO               (21,564,800)
35 9400 NCX............................................   (3)    Dallas, TX                         --
36 Four Stamford Plaza.................................   (3)    Stamford, CT              (15,886,000)
37 1920 Main Plaza.....................................   (3)    Irvine, CA                         --
38 Paces West..........................................   (3)    Atlanta, GA                        --
39 One Market..........................................   (3)    San Francisco, CA        (147,363,300)
40 2010 Main Plaza.....................................   (3)    Irvine, CA                         --
41 1100 Executive Tower................................   (3)    Orange, CA                         --
42 28 State Street.....................................   (3)    Boston, MA                         --
43 850 Third Avenue....................................   (3)    New York, NY                       --
44 161 N. Clark........................................   (3)    Chicago, IL              (130,312,400)
45 Wachovia Center.....................................   (3)    Charlotte, NC             (25,712,000)
46 Central Park........................................   (3)    Atlanta, GA               (55,535,600)
47 One American Center.................................   (3)    Austin, TX                         --
48 580 California......................................   (3)    San Francisco, CA         (29,112,300)
49 1601 Market Street..................................   (3)    Philadelphia, PA                   --

                                                                                                COSTS CAPITALIZED
                                                                                                  SUBSEQUENT TO
                                                             INITIAL COST TO COMPANY               ACQUISITION
                                                         --------------------------------   -------------------------
                                                                           BUILDING AND                  BUILDING AND
                      DESCRIPTION                             LAND         IMPROVEMENTS        LAND      IMPROVEMENTS
                      -----------                        --------------   ---------------   ----------   ------------
 1 60 Spear Street Building............................  $    2,125,200   $    19,126,500   $       --   $   319,400
 2 San Felipe Plaza....................................      13,471,300       117,984,000       19,600     4,305,900
 3 Summit Office Park..................................       1,421,100        12,789,700           --     1,029,100
 4 Intercontinental Center.............................       1,752,200        14,420,200       69,800       515,600
 5 Four Forest Plaza...................................       4,767,900        42,911,400           --     1,524,200
 6 Dominion Tower......................................       4,643,700        41,100,100           --     1,228,700
 7 Northborough Tower..................................       1,705,400        12,198,900       37,000       563,000
 8 500 Marquette Building..............................       2,219,800        19,978,600           --     1,064,100
 9 Community Corporate Center..........................       3,018,900        27,169,800           --       843,600
10 Sarasota City Center................................       2,239,600        20,156,700           --       826,600
11 Denver Corporate Center II & III....................       6,059,400        36,534,300           --     1,153,700
12 University Tower....................................       2,085,100        18,766,100           --       851,400
13 Shelton Pointe......................................       1,513,900        13,625,200           --       617,500
14 San Jacinto Center..................................       5,074,500        45,670,600           --     2,426,900
15 1111 19th Street....................................       5,024,000        45,216,000           --       819,900
16 North Central Plaza Three...........................       3,632,100        32,689,300           --     1,223,200
17 The Quadrant........................................       4,357,300        39,215,300           --     1,571,800
18 Canterbury Green....................................              --        41,987,100       91,900     1,461,300
19 Three Stamford Plaza................................       3,956,600        35,609,800           --       477,400
20 Union Square........................................       2,368,500        14,236,000        8,600     1,421,200
21 One North Franklin..................................       9,830,500        88,474,400           --     1,205,200
22 1620 L Street.......................................       2,708,200        24,374,000           --       900,800
23 300 Atlantic Street.................................       4,632,300        41,690,900           --       896,800
24 One and Two Stamford Plaza..........................       8,267,700        74,409,300           --     2,467,300
25 1700 Higgins........................................       1,323,100        11,907,900       34,500       193,500
26 One Congress Plaza..................................       6,502,400        58,521,300           --     3,466,500
27 Northwest Center....................................       1,948,000        17,531,900           --       880,800
28 One Crosswoods Center...............................       1,058,900         9,529,800           --       612,400
29 One Lakeway Center..................................       2,803,900        25,235,500           --     1,729,000
30 Three Lakeway Center................................       4,695,000        43,517,200       59,300     2,124,000
31 Two Lakeway Center..................................       4,643,500        41,791,800       49,200     2,162,200
32 Bank of America Plaza...............................       3,049,200        27,443,100           --       583,700
33 The Plaza at LaJolla Village........................      11,838,900        98,243,100       19,300     1,881,800
34 Interco Corporate Tower.............................       4,688,400        42,195,200       83,900     2,586,200
35 9400 NCX............................................       3,570,000        32,129,700           --     4,097,400
36 Four Stamford Plaza.................................       4,470,900        40,237,900       24,500       763,700
37 1920 Main Plaza.....................................       5,480,600        47,525,800           --     1,736,300
38 Paces West..........................................      12,833,700        75,024,500           --     2,304,800
39 One Market..........................................      34,814,400       313,329,700           --    30,343,800
40 2010 Main Plaza.....................................       5,197,100        46,773,700           --       717,100
41 1100 Executive Tower................................      10,121,800        41,598,600           --       835,600
42 28 State Street.....................................       9,512,600        85,622,900           --    40,780,800
43 850 Third Avenue....................................       9,605,900        86,453,200       30,000     3,085,000
44 161 N. Clark........................................      15,881,800       142,936,100           --    19,426,800
45 Wachovia Center.....................................       5,061,000        45,548,900           --       870,600
46 Central Park........................................       9,162,600        82,463,000           --     1,613,100
47 One American Center.................................              --        70,811,600           --     3,769,200
48 580 California......................................       7,491,200        67,420,900      107,100     2,855,400
49 1601 Market Street..................................       5,780,800        52,027,500           --     4,474,700


                                                             GROSS AMOUNT CARRIED AT
                                                             CLOSE OF PERIOD 12/31/99
                                                         --------------------------------
                                                                           BUILDING AND
                      DESCRIPTION                             LAND         IMPROVEMENTS        TOTAL (1)
                      -----------                        --------------   ---------------   ---------------
 1 60 Spear Street Building............................  $    2,125,200   $    19,445,900   $    21,571,100
 2 San Felipe Plaza....................................      13,490,900       122,289,900       135,780,800
 3 Summit Office Park..................................       1,421,100        13,818,800        15,239,900
 4 Intercontinental Center.............................       1,822,000        14,935,800        16,757,800
 5 Four Forest Plaza...................................       4,767,900        44,435,600        49,203,500
 6 Dominion Tower......................................       4,643,700        42,328,800        46,972,500
 7 Northborough Tower..................................       1,742,400        12,761,900        14,504,300
 8 500 Marquette Building..............................       2,219,800        21,042,700        23,262,500
 9 Community Corporate Center..........................       3,018,900        28,013,400        31,032,300
10 Sarasota City Center................................       2,239,600        20,983,300        23,222,900
11 Denver Corporate Center II & III....................       6,059,400        37,688,000        43,747,400
12 University Tower....................................       2,085,100        19,617,500        21,702,600
13 Shelton Pointe......................................       1,513,900        14,242,700        15,756,600
14 San Jacinto Center..................................       5,074,500        48,097,500        53,172,000
15 1111 19th Street....................................       5,024,000        46,035,900        51,059,900
16 North Central Plaza Three...........................       3,632,100        33,912,500        37,544,600
17 The Quadrant........................................       4,357,300        40,787,100        45,144,400
18 Canterbury Green....................................          91,900        43,448,400        43,540,300
19 Three Stamford Plaza................................       3,956,600        36,087,200        40,043,800
20 Union Square........................................       2,377,100        15,657,200        18,034,300
21 One North Franklin..................................       9,830,500        89,679,600        99,510,100
22 1620 L Street.......................................       2,708,200        25,274,800        27,983,000
23 300 Atlantic Street.................................       4,632,300        42,587,700        47,220,000
24 One and Two Stamford Plaza..........................       8,267,700        76,876,600        85,144,300
25 1700 Higgins........................................       1,357,600        12,101,400        13,459,000
26 One Congress Plaza..................................       6,502,400        61,987,800        68,490,200
27 Northwest Center....................................       1,948,000        18,412,700        20,360,700
28 One Crosswoods Center...............................       1,058,900        10,142,200        11,201,100
29 One Lakeway Center..................................       2,803,900        26,964,500        29,768,400
30 Three Lakeway Center................................       4,754,300        45,641,200        50,395,500
31 Two Lakeway Center..................................       4,692,700        43,954,000        48,646,700
32 Bank of America Plaza...............................       3,049,200        28,026,800        31,076,000
33 The Plaza at LaJolla Village........................      11,858,200       100,124,900       111,983,100
34 Interco Corporate Tower.............................       4,772,300        44,781,400        49,553,700
35 9400 NCX............................................       3,570,000        36,227,100        39,797,100
36 Four Stamford Plaza.................................       4,495,400        41,001,600        45,497,000
37 1920 Main Plaza.....................................       5,480,600        49,262,100        54,742,700
38 Paces West..........................................      12,833,700        77,329,300        90,163,000
39 One Market..........................................      34,814,400       343,673,500       378,487,900
40 2010 Main Plaza.....................................       5,197,100        47,490,800        52,687,900
41 1100 Executive Tower................................      10,121,800        42,434,200        52,556,000
42 28 State Street.....................................       9,512,600       126,403,700       135,916,300
43 850 Third Avenue....................................       9,635,900        89,538,200        99,174,100
44 161 N. Clark........................................      15,881,800       162,362,900       178,244,700
45 Wachovia Center.....................................       5,061,000        46,419,500        51,480,500
46 Central Park........................................       9,162,600        84,076,100        93,238,700
47 One American Center.................................              --        74,580,800        74,580,800
48 580 California......................................       7,598,300        70,276,300        77,874,600
49 1601 Market Street..................................       5,780,800        56,502,200        62,283,000


                                                                            DATE OF
                                                          ACCUMULATED    CONSTRUCTION/          DATE          DEPRECIABLE
                      DESCRIPTION                        DEPRECIATION     RENOVATION          ACQUIRED         LIVES (2)
                      -----------                        -------------   -------------   ------------------   -----------
 1 60 Spear Street Building............................  $  (1,231,800)    1967/1987          09/29/87             40
 2 San Felipe Plaza....................................     (8,308,400)         1984          09/29/87             40
 3 Summit Office Park..................................     (1,010,400)    1974/1993          03/01/89             40
 4 Intercontinental Center.............................       (941,900)    1983/1991          06/28/89             40
 5 Four Forest Plaza...................................     (2,925,200)         1985          06/29/89             40
 6 Dominion Tower......................................     (2,733,300)         1987          07/25/89             40
 7 Northborough Tower..................................       (882,800)    1983/1990          08/03/89             40
 8 500 Marquette Building..............................     (1,489,600)         1985          08/15/89             40
 9 Community Corporate Center..........................     (1,925,400)         1987          06/14/90             40
10 Sarasota City Center................................     (1,243,600)         1989          09/28/90             40
11 Denver Corporate Center II & III....................     (2,371,100)   1981/93-97          12/20/90             40
12 University Tower....................................     (1,325,100)    1987/1992          10/16/91             40
13 Shelton Pointe......................................       (819,800)    1985/1993          11/26/91             40
14 San Jacinto Center..................................     (3,245,700)         1987          12/13/91             40
15 1111 19th Street....................................     (2,900,100)    1979/1993          12/18/91             40
16 North Central Plaza Three...........................     (2,326,600)    1986/1994          04/21/92             40
17 The Quadrant........................................     (2,761,600)         1985          12/01/92             40
18 Canterbury Green....................................     (2,792,900)         1987          12/15/92             40
19 Three Stamford Plaza................................     (2,323,300)    1980/1994          12/15/92             40
20 Union Square........................................     (1,086,000)         1986          12/23/92             40
21 One North Franklin..................................     (5,645,600)         1991          12/31/92             40
22 1620 L Street.......................................     (1,860,200)         1989          02/05/93             40
23 300 Atlantic Street.................................     (2,765,100)    1987/1996          03/30/93             40
24 One and Two Stamford Plaza..........................     (5,096,000)    1986/1994          03/30/93             40
25 1700 Higgins........................................       (767,800)         1986          11/12/93             40
26 One Congress Plaza..................................     (4,472,900)         1987          11/12/93             40
27 Northwest Center....................................     (1,233,000)    1984/1994          11/12/93             40
28 One Crosswoods Center...............................       (755,000)         1984          11/12/93             40
29 One Lakeway Center..................................     (1,896,400)    1981/1996          11/12/93             40
30 Three Lakeway Center................................     (3,303,400)    1987/1996          11/12/93             40
31 Two Lakeway Center..................................     (3,031,300)    1984/1996          11/12/93             40
32 Bank of America Plaza...............................     (1,790,500)    1977/1995          12/01/93             40
33 The Plaza at LaJolla Village........................     (6,293,500)    1987-1990          03/10/94             40
34 Interco Corporate Tower.............................     (3,357,700)         1986          05/27/94             40
35 9400 NCX............................................     (2,650,900)    1981/1995          06/24/94             40
36 Four Stamford Plaza.................................     (2,606,200)    1979/1994          08/31/94             40
37 1920 Main Plaza.....................................     (3,486,300)         1988          09/29/94             40
38 Paces West..........................................     (5,374,500)         1988          10/31/94             40
39 One Market..........................................    (24,434,200)    1976/1995          11/22/94             40
40 2010 Main Plaza.....................................     (3,121,700)         1988          12/13/94             40
41 1100 Executive Tower................................     (2,807,900)         1987          12/15/94             40
42 28 State Street.....................................    (10,333,300)    1968/1997          01/23/95             40
43 850 Third Avenue....................................     (5,997,600)    1960/1996          03/20/95             40
44 161 N. Clark........................................    (12,264,400)         1992          07/26/95             40
45 Wachovia Center.....................................     (2,871,200)    1972/1994          09/01/95             40
46 Central Park........................................     (5,499,200)         1986          10/17/95             40
47 One American Center.................................     (4,867,000)         1984          11/01/95             40
48 580 California......................................     (4,927,000)         1984         12//21/95             40
49 1601 Market Street..................................     (3,604,800)         1970          01/18/96             40

                                                                                        ENCUMBRANCES
                      DESCRIPTION                        NOTES         LOCATION          AT 12/31/99     NOTES
                      -----------                        -----         --------        ---------------   ------
 50 Two California Plaza...............................   (3)    Los Angeles, CA       $            --
 51 BP Tower...........................................   (3)    Cleveland, OH             (85,380,500)
 52 Reston Town Center.................................   (3)    Reston, VA                (89,705,700)
 53 Reston Town Center Garage..........................  (3)(5)  Reston, VA                         --
 54 Colonnade I........................................   (3)    San Antonio, TX                    --
 55 One Phoenix Plaza..................................   (3)    Phoenix, AZ                        --
 56 49 East Thomas Road................................   (3)    Phoenix, AZ                        --
 57 177 Broad Street...................................  (3)(6)  Stamford, CT                       --
 58 Oakbrook Terrace Tower.............................   (3)    Oakbrook Terrace, IL               --
 59 One Maritime Plaza.................................   (3)    San Francisco, CA                  --
 60 Smith Barney Tower.................................   (3)    San Diego, CA                      --
 61 201 Mission Street.................................   (3)    San Francisco, CA                  --
 62 30 N. LaSalle Street...............................   (3)    Chicago, IL                        --
 63 LL&E Tower.........................................          New Orleans, LA           (37,500,000)   (7)
 64 Texaco Center......................................          New Orleans, LA           (42,500,000)   (7)
 65 601 Tchoupitoulas Garage...........................          New Orleans, LA                    --    (7)
 66 Prudential Portfolio...............................   (8)    Various                            --
 67 550 S. Hope........................................          Los Angeles, CA                    --
 68 Four and Five Valley Square........................          Blue Bell, PA                      --
 69 Four Falls Corporate Center........................          Conshohocken, PA                   --
 70 Oak Hill Plaza.....................................          King of Prussia, PA                --
 71 One Devon Square...................................          Wayne, PA                          --
 72 Three Devon Square.................................          Wayne, PA                          --
 73 Two Devon Square...................................          Wayne, PA                          --
 74 Two Valley Square..................................          Blue Bell, PA                      --
 75 Walnut Hill Plaza..................................          King of Prussia, PA       (14,408,400)
 76 One Lafayette Centre...............................          Washington, D.C.                   --
 77 One Valley Square..................................          Blue Bell, PA                      --
 78 Three Valley Square................................          Blue Bell, PA                      --
 79 1600 Duke Street...................................          Alexandria, VA                     --
 80 Fair Oaks Plaza....................................          Fairfax, VA                        --
 81 Lakeside Square....................................          Dallas, TX                         --
 82 LaSalle Plaza......................................          Minneapolis, MN                    --
 83 1001 Fifth Avenue..................................          Portland, OR                       --
 84 1111 Third Avenue..................................          Seattle, WA                        --
 85 Calais Office Center...............................          Anchorage, AK                      --
 86 Wells Fargo Center.................................          Seattle, WA                        --
 87 Nordstrom Medical Tower............................          Seattle, WA                        --
 88 One Bellevue Center................................          Bellevue, WA                       --
 89 Rainier Plaza......................................          Bellevue, WA                       --
 90 Second and Seneca Buildings........................          Seattle, WA                        --
 91 101 N. Wacker......................................          Chicago, IL                        --
 92 175 Wyman Street...................................          Walthan, MA                        --
 93 10880 Wilshire Boulevard...........................          Los Angeles, CA                    --
 94 10960 Wilshire Boulevard...........................          Los Angeles, CA                    --
 95 1300 North 17th Street.............................          Rosslyn, VA                        --
 96 1333 H Street......................................          Washington, D.C.                   --
 97 150 Federal Street.................................          Boston, MA                         --
 98 1616 N. Fort Myer Drive............................          Rosslyn, VA                        --
 99 175 Federal Street.................................          Boston, MA                         --
100 2 Oliver Street--147 Milk Street...................          Boston, MA                         --

                                                                                                COSTS CAPITALIZED
                                                                                                  SUBSEQUENT TO
                                                             INITIAL COST TO COMPANY               ACQUISITION
                                                         --------------------------------   -------------------------
                                                                           BUILDING AND                  BUILDING AND
                      DESCRIPTION                             LAND         IMPROVEMENTS        LAND      IMPROVEMENTS
                      -----------                        --------------   ---------------   ----------   ------------
 50 Two California Plaza...............................  $           --   $   156,197,000   $       --   $34,033,900
 51 BP Tower...........................................      17,402,500       157,260,200           --     3,063,600
 52 Reston Town Center.................................      21,482,600       154,576,300       33,500       899,600
 53 Reston Town Center Garage..........................       1,942,500         9,640,300           --            --
 54 Colonnade I........................................       1,413,600        12,725,200       81,000     1,156,200
 55 One Phoenix Plaza..................................       6,191,900        55,726,900           --            --
 56 49 East Thomas Road................................          65,300           587,900           --        21,900
 57 177 Broad Street...................................       3,941,200        35,470,800           --       688,200
 58 Oakbrook Terrace Tower.............................      11,950,200       107,551,700      485,700     3,715,500
 59 One Maritime Plaza.................................      11,530,700       103,776,000           --     7,502,700
 60 Smith Barney Tower.................................       2,657,700        23,919,400           --     1,920,400
 61 201 Mission Street.................................       8,870,700        79,836,500           --     1,759,700
 62 30 N. LaSalle Street...............................      12,489,000       112,400,700           --     4,244,200
 63 LL&E Tower.........................................       6,185,800        55,672,200       46,000     4,452,900
 64 Texaco Center......................................       6,686,300        60,177,000        9,500     2,263,900
 65 601 Tchoupitoulas Garage...........................       1,180,000        10,619,800           --       300,000
 66 Prudential Portfolio...............................      28,463,400       256,216,100           --    19,732,200
 67 550 S. Hope........................................      10,016,200        90,146,000           --     1,013,900
 68 Four and Five Valley Square........................         865,700         7,793,200           --       210,200
 69 Four Falls Corporate Center........................       4,938,900        44,458,300       55,000     1,125,700
 70 Oak Hill Plaza.....................................       2,208,200        19,878,500           --       233,700
 71 One Devon Square...................................       1,024,900         9,226,700           --       178,300
 72 Three Devon Square.................................         412,500         3,712,600           --            --
 73 Two Devon Square...................................         659,200         5,935,000           --       228,000
 74 Two Valley Square..................................         879,000         7,913,300           --       300,400
 75 Walnut Hill Plaza..................................       2,045,000        18,409,900           --       263,800
 76 One Lafayette Centre...............................       8,262,400        74,362,000           --       574,700
 77 One Valley Square..................................         717,200         6,456,900           --       674,300
 78 Three Valley Square................................       1,012,100         9,111,300           --       530,600
 79 1600 Duke Street...................................       1,105,600         9,950,000           --       188,500
 80 Fair Oaks Plaza....................................       2,412,000        21,707,600       35,400       314,800
 81 Lakeside Square....................................       8,262,200        47,368,800       24,200     2,327,700
 82 LaSalle Plaza......................................       9,680,800        87,126,800           --     1,727,500
 83 1001 Fifth Avenue..................................       5,383,300        48,633,700           --     1,079,900
 84 1111 Third Avenue..................................       9,899,900        89,570,700           --     1,795,500
 85 Calais Office Center...............................              --        16,630,800           --     1,214,600
 86 Wells Fargo Center.................................      21,360,700       193,528,600           --     1,817,700
 87 Nordstrom Medical Tower............................       1,763,600        16,026,200           --        33,100
 88 One Bellevue Center................................              --        56,223,100           --       976,000
 89 Rainier Plaza......................................              --        79,928,100           --       916,200
 90 Second and Seneca Buildings........................      10,922,500        98,927,300           --       799,900
 91 101 N. Wacker......................................      10,035,500        90,319,400           --     2,245,300
 92 175 Wyman Street...................................      20,000,400                --           --            --
 93 10880 Wilshire Boulevard...........................              --       149,841,200      142,600     4,001,200
 94 10960 Wilshire Boulevard...........................      16,841,300       151,573,900           --     4,261,800
 95 1300 North 17th Street.............................       9,810,700        88,295,900           --       303,600
 96 1333 H Street......................................       6,715,400        60,438,200           --       666,800
 97 150 Federal Street.................................      14,131,400       127,182,200           --    10,066,900
 98 1616 N. Fort Myer Drive............................       6,960,700        62,646,300           --     1,743,900
 99 175 Federal Street.................................       4,893,900        44,045,200           --     1,378,300
100 2 Oliver Street--147 Milk Street...................       5,017,400        45,157,000           --     1,711,300


                                                             GROSS AMOUNT CARRIED AT
                                                             CLOSE OF PERIOD 12/31/99
                                                         --------------------------------
                                                                           BUILDING AND
                      DESCRIPTION                             LAND         IMPROVEMENTS        TOTAL (1)
                      -----------                        --------------   ---------------   ---------------
 50 Two California Plaza...............................  $           --   $   190,230,900   $   190,230,900
 51 BP Tower...........................................      17,402,500       160,323,800       177,726,300
 52 Reston Town Center.................................      21,516,100       155,475,900       176,992,000
 53 Reston Town Center Garage..........................       1,942,500         9,640,300        11,582,800
 54 Colonnade I........................................       1,494,600        13,881,400        15,376,000
 55 One Phoenix Plaza..................................       6,191,900        55,726,900        61,918,800
 56 49 East Thomas Road................................          65,300           609,800           675,100
 57 177 Broad Street...................................       3,941,200        36,159,000        40,100,200
 58 Oakbrook Terrace Tower.............................      12,435,900       111,267,200       123,703,100
 59 One Maritime Plaza.................................      11,530,700       111,278,700       122,809,400
 60 Smith Barney Tower.................................       2,657,700        25,839,800        28,497,500
 61 201 Mission Street.................................       8,870,700        81,596,200        90,466,900
 62 30 N. LaSalle Street...............................      12,489,000       116,644,900       129,133,900
 63 LL&E Tower.........................................       6,231,800        60,125,100        66,356,900
 64 Texaco Center......................................       6,695,800        62,440,900        69,136,700
 65 601 Tchoupitoulas Garage...........................       1,180,000        10,919,800        12,099,800
 66 Prudential Portfolio...............................      28,463,400       275,948,300       304,411,700
 67 550 S. Hope........................................      10,016,200        91,159,900       101,176,100
 68 Four and Five Valley Square........................         865,700         8,003,400         8,869,100
 69 Four Falls Corporate Center........................       4,993,900        45,584,000        50,577,900
 70 Oak Hill Plaza.....................................       2,208,200        20,112,200        22,320,400
 71 One Devon Square...................................       1,024,900         9,405,000        10,429,900
 72 Three Devon Square.................................         412,500         3,712,600         4,125,100
 73 Two Devon Square...................................         659,200         6,163,000         6,822,200
 74 Two Valley Square..................................         879,000         8,213,700         9,092,700
 75 Walnut Hill Plaza..................................       2,045,000        18,673,700        20,718,700
 76 One Lafayette Centre...............................       8,262,400        74,936,700        83,199,100
 77 One Valley Square..................................         717,200         7,131,200         7,848,400
 78 Three Valley Square................................       1,012,100         9,641,900        10,654,000
 79 1600 Duke Street...................................       1,105,600        10,138,500        11,244,100
 80 Fair Oaks Plaza....................................       2,447,400        22,022,400        24,469,800
 81 Lakeside Square....................................       8,286,400        49,696,500        57,982,900
 82 LaSalle Plaza......................................       9,680,800        88,854,300        98,535,100
 83 1001 Fifth Avenue..................................       5,383,300        49,713,600        55,096,900
 84 1111 Third Avenue..................................       9,899,900        91,366,200       101,266,100
 85 Calais Office Center...............................              --        17,845,400        17,845,400
 86 Wells Fargo Center.................................      21,360,700       195,346,300       216,707,000
 87 Nordstrom Medical Tower............................       1,763,600        16,059,300        17,822,900
 88 One Bellevue Center................................              --        57,199,100        57,199,100
 89 Rainier Plaza......................................              --        80,844,300        80,844,300
 90 Second and Seneca Buildings........................      10,922,500        99,727,200       110,649,700
 91 101 N. Wacker......................................      10,035,500        92,564,700       102,600,200
 92 175 Wyman Street...................................      20,000,400                --        20,000,400
 93 10880 Wilshire Boulevard...........................         142,600       153,842,400       153,985,000
 94 10960 Wilshire Boulevard...........................      16,841,300       155,835,700       172,677,000
 95 1300 North 17th Street.............................       9,810,700        88,599,500        98,410,200
 96 1333 H Street......................................       6,715,400        61,105,000        67,820,400
 97 150 Federal Street.................................      14,131,400       137,249,100       151,380,500
 98 1616 N. Fort Myer Drive............................       6,960,700        64,390,200        71,350,900
 99 175 Federal Street.................................       4,893,900        45,423,500        50,317,400
100 2 Oliver Street--147 Milk Street...................       5,017,400        46,868,300        51,885,700


                                                                            DATE OF
                                                          ACCUMULATED    CONSTRUCTION/          DATE          DEPRECIABLE
                      DESCRIPTION                        DEPRECIATION     RENOVATION          ACQUIRED         LIVES (2)
                      -----------                        -------------   -------------   ------------------   -----------
 50 Two California Plaza...............................  $ (15,338,600)         1992          08/23/96             40
 51 BP Tower...........................................     (9,962,100)         1985     09/04/96, 01/29/98        40
 52 Reston Town Center.................................     (9,702,900)         1990          10/22/96             40
 53 Reston Town Center Garage..........................        (30,100)         1999          10/22/96             40
 54 Colonnade I........................................     (1,032,900)         1983          12/04/96             40
 55 One Phoenix Plaza..................................     (3,422,500)         1989          12/04/96             40
 56 49 East Thomas Road................................        (36,600)    1974/1993          12/11/96             40
 57 177 Broad Street...................................     (2,303,900)         1989          01/29/97             40
 58 Oakbrook Terrace Tower.............................     (7,298,500)         1988          04/16/97             40
 59 One Maritime Plaza.................................     (7,098,300)    1967/1990          04/21/97             40
 60 Smith Barney Tower.................................     (2,245,000)         1987          04/28/97             40
 61 201 Mission Street.................................     (5,118,900)         1981          04/30/97             40
 62 30 N. LaSalle Street...............................     (7,409,800)    1974/1990          06/13/97             40
 63 LL&E Tower.........................................     (3,610,300)         1987          09/03/97             40
 64 Texaco Center......................................     (3,772,600)         1984          09/03/97             40
 65 601 Tchoupitoulas Garage...........................       (609,900)         1982          09/03/97             40
 66 Prudential Portfolio...............................    (16,933,300)      Various          10/01/97             40
 67 550 S. Hope........................................     (5,073,000)         1991          10/06/97             40
 68 Four and Five Valley Square........................       (456,400)         1988          10/07/97             40
 69 Four Falls Corporate Center........................     (2,596,600)         1988          10/07/97             40
 70 Oak Hill Plaza.....................................     (1,134,000)         1982          10/07/97             40
 71 One Devon Square...................................       (542,500)         1984          10/07/97             40
 72 Three Devon Square.................................       (204,800)         1985          10/07/97             40
 73 Two Devon Square...................................       (418,800)         1985          10/07/97             40
 74 Two Valley Square..................................       (491,900)         1990          10/07/97             40
 75 Walnut Hill Plaza..................................     (1,057,100)         1985          10/07/97             40
 76 One Lafayette Centre...............................     (4,145,900)    1980/1993          10/17/97             40
 77 One Valley Square..................................       (409,100)         1982          11/21/97             40
 78 Three Valley Square................................       (494,200)         1984          11/21/97             40
 79 1600 Duke Street...................................       (553,500)         1985          11/24/97             40
 80 Fair Oaks Plaza....................................     (1,188,800)         1986          11/24/97             40
 81 Lakeside Square....................................     (2,850,400)         1987          11/24/97             40
 82 LaSalle Plaza......................................     (4,909,400)         1991          11/25/97             40
 83 1001 Fifth Avenue..................................     (2,643,300)         1980          12/17/97             40
 84 1111 Third Avenue..................................     (4,967,800)         1980          12/17/97             40
 85 Calais Office Center...............................     (1,114,200)         1975          12/17/97             40
 86 Wells Fargo Center.................................    (10,062,100)         1983          12/17/97             40
 87 Nordstrom Medical Tower............................       (844,100)         1986          12/17/97             40
 88 One Bellevue Center................................     (3,127,200)         1983          12/17/97             40
 89 Rainier Plaza......................................     (4,220,300)         1986          12/17/97             40
 90 Second and Seneca Buildings........................     (5,376,500)         1991          12/17/97             40
 91 101 N. Wacker......................................     (4,813,300)    1980/1990          12/19/97             40
 92 175 Wyman Street...................................             --          1999          12/19/97             40
 93 10880 Wilshire Boulevard...........................     (8,073,900)    1970/1992          12/19/97             40
 94 10960 Wilshire Boulevard...........................     (8,351,700)    1971/1992          12/19/97             40
 95 1300 North 17th Street.............................     (4,568,400)         1980          12/19/97             40
 96 1333 H Street......................................     (3,117,500)         1982          12/19/97             40
 97 150 Federal Street.................................     (7,795,700)         1988          12/19/97             40
 98 1616 N. Fort Myer Drive............................     (3,277,700)         1974          12/19/97             40
 99 175 Federal Street.................................     (2,464,900)         1977          12/19/97             40
100 2 Oliver Street--147 Milk Street...................     (2,532,300)         1988          12/19/97             40

                                                                                        ENCUMBRANCES
                      DESCRIPTION                        NOTES         LOCATION          AT 12/31/99     NOTES
                      -----------                        -----         --------        ---------------   ------
101 200 West Adams.....................................          Chicago, IL           $            --
102 225 Franklin Street................................          Boston, MA                         --
103 AT&T Plaza.........................................          Oak Brook, IL                      --
104 Center Plaza.......................................          Boston, MA                (59,382,200)
105 Centerpointe I & II................................          Fairfax, VA               (29,617,000)
106 Civic Opera House..................................          Chicago, IL               (30,652,000)
107 Crosby Corporate Center............................          Bedford, MA                        --
108 Crosby Corporate Center II.........................   (5)    Bedford, MA                        --
109 E.J. Randolph......................................          McLean, VA                (15,631,500)   (9)
110 E.J. Randolph II vacant land.......................          McLean, VA                         --
111 John Marshall I....................................          McLean, VA                (20,020,600)
112 Lake Marriott Business Park........................          Santa Clara, CA                    --
113 Lakeside Office Park...............................          Atlanta, GA                        --
114 Media Center vacant land...........................          Burbank, CA                        --
115 New England Executive Park.........................          Burlington, MA                     --
116 Northridge I.......................................          Herndon, VA               (14,174,300)   (9)
117 One Canal Park.....................................          Cambridge, MA                      --
118 Perimeter Center...................................          Atlanta, GA              (212,277,800)
119 Presidents Plaza...................................          Chicago, IL                        --
120 Riverview I & II...................................          Cambridge, MA                      --
121 Russia Wharf.......................................          Boston, MA                         --
122 Shoreline Technology Park..........................          Mountain View, CA                  --
123 South Station......................................          Boston, MA                         --
124 Sunnyvale Business Center..........................          Sunnyvale, CA                      --
125 Ten Canal Park.....................................          Cambridge, MA                      --
126 Tri-State International............................          Lincolnshire, IL                   --
127 Wellesley Office Park..............................          Wellesley, MA             (54,563,300)
128 Westbrook Corporate Center.........................          Westchester, IL          (107,525,600)
129 Westwood Business Center...........................          Wellesley, MA                      --
130 100 Summer Street..................................          Boston, MA                         --
131 The Tower at New England Executive Park............   (5)    Burlington, MA                     --
132 Westbrook Corporate Center vacant land.............          Westchester, IL                    --
133 Denver Post Tower..................................          Denver, CO                         --
134 301 Howard Building................................          San Francisco, CA                  --
135 410 17th Street....................................          Denver, CO                         --
136 Tabor Center.......................................          Denver, CO                         --
137 Trinity Place......................................          Denver, CO                         --
138 Dominion Plaza.....................................          Denver, CO                         --
139 Millennium Plaza...................................          Englewood, CO                      --
140 Polk and Taylor Buildings..........................          Arlington, VA                      --
141 Bank of America Tower..............................          Seattle, WA                        --
142 Northland Plaza....................................          Bloomington, MN                    --
143 4949 S. Syracuse...................................          Denver, CO                         --
144 Metropoint.........................................          Denver, CO                         --
145 Metropoint III vacant land.........................          Denver, CO                         --
146 One Park Square....................................          Albuquerque, NM                    --
147 Park Avenue Tower..................................          New York, NY                       --
148 Terrace Building...................................          Englewood, CO                      --
149 The Solarium.......................................          Englewood, CO                      --
150 Second and Spring Building.........................          Seattle, WA                        --
151 Colonnade I & II...................................          Dallas, TX                         --

                                                                                                COSTS CAPITALIZED
                                                                                                  SUBSEQUENT TO
                                                             INITIAL COST TO COMPANY               ACQUISITION
                                                         --------------------------------   -------------------------
                                                                           BUILDING AND                  BUILDING AND
                      DESCRIPTION                             LAND         IMPROVEMENTS        LAND      IMPROVEMENTS
                      -----------                        --------------   ---------------   ----------   ------------
101 200 West Adams.....................................  $   11,654,100   $   104,887,100   $       --   $ 2,072,000
102 225 Franklin Street................................      34,607,800       311,470,600           --     2,529,200
103 AT&T Plaza.........................................       4,834,200        43,507,900       36,000     1,516,600
104 Center Plaza.......................................      18,942,300       170,480,400           --     3,696,900
105 Centerpointe I & II................................       8,837,800        79,540,200      366,900       719,700
106 Civic Opera House..................................      12,771,300       114,941,900           --     3,342,300
107 Crosby Corporate Center............................       5,957,800        53,620,400       49,800     1,071,100
108 Crosby Corporate Center II.........................       9,384,600        27,584,300           --     4,569,000
109 E.J. Randolph......................................       3,936,600        35,429,100        7,000       189,900
110 E.J. Randolph II vacant land.......................       5,770,000                --           --       146,400
111 John Marshall I....................................       5,216,400        46,814,100       23,600        93,500
112 Lake Marriott Business Park........................       9,090,800        84,967,100      231,600     1,716,100
113 Lakeside Office Park...............................       4,792,500        43,132,300           --       585,500
114 Media Center vacant land...........................      19,900,200                --           --            --
115 New England Executive Park.........................      15,636,600       140,729,200      102,400     6,469,300
116 Northridge I.......................................       3,224,900        29,024,400           --        52,600
117 One Canal Park.....................................       2,006,000        18,054,000           --       156,800
118 Perimeter Center...................................      65,886,000       428,981,700      272,500     8,833,200
119 Presidents Plaza...................................      13,435,300       120,919,200           --     2,136,700
120 Riverview I & II...................................       5,937,600        53,438,100        6,300       975,800
121 Russia Wharf.......................................       3,891,400        35,022,800           --     1,226,500
122 Shoreline Technology Park..........................      31,575,200       190,894,500           --       495,800
123 South Station......................................              --        31,073,800           --       728,900
124 Sunnyvale Business Center..........................       4,890,000        44,010,000           --        43,800
125 Ten Canal Park.....................................       2,383,100        21,447,900           --        38,200
126 Tri-State International............................      10,925,300        98,327,300      141,200     2,001,300
127 Wellesley Office Park..............................      16,492,700       148,434,200       20,300     2,432,900
128 Westbrook Corporate Center.........................      24,874,900       223,874,100       30,100     4,630,300
129 Westwood Business Center...........................       2,719,600        24,476,300           --       591,600
130 100 Summer Street..................................      22,271,000       200,439,300           --    11,443,100
131 The Tower at New England Executive Park............       2,792,900        25,136,500           --    14,019,100
132 Westbrook Corporate Center vacant land.............       3,972,800                --           --            --
133 Denver Post Tower..................................              --        52,937,200           --     4,683,600
134 301 Howard Building................................       7,050,800        58,920,400           --     2,756,300
135 410 17th Street....................................       4,473,700        40,263,700           --     1,834,200
136 Tabor Center.......................................      27,948,500       116,536,200           --     2,509,500
137 Trinity Place......................................       1,898,400        17,085,400           --       901,400
138 Dominion Plaza.....................................       5,990,100        53,911,200           --     3,709,700
139 Millennium Plaza...................................       7,757,100        38,313,800           --        45,900
140 Polk and Taylor Buildings..........................      16,942,500       152,482,800           --     6,371,700
141 Bank of America Tower..............................      40,178,200       361,603,500           --     5,868,500
142 Northland Plaza....................................       4,705,100        42,346,000           --       692,800
143 4949 S. Syracuse...................................         822,300         7,400,800           --       158,800
144 Metropoint.........................................       4,374,900        39,374,500           --       393,700
145 Metropoint III vacant land.........................       2,000,000                --           --            --
146 One Park Square....................................       3,634,300        32,708,700           --       896,600
147 Park Avenue Tower..................................      48,976,000       195,903,900           --     4,419,500
148 Terrace Building...................................       1,546,400        13,917,900           --       499,800
149 The Solarium.......................................       1,951,100        17,560,100           --       402,200
150 Second and Spring Building.........................       1,968,400        17,715,700           --       491,200
151 Colonnade I & II...................................       9,043,800        81,394,100           --     1,554,200


                                                             GROSS AMOUNT CARRIED AT
                                                             CLOSE OF PERIOD 12/31/99
                                                         --------------------------------
                                                                           BUILDING AND
                      DESCRIPTION                             LAND         IMPROVEMENTS        TOTAL (1)
                      -----------                        --------------   ---------------   ---------------
101 200 West Adams.....................................  $   11,654,100   $   106,959,100   $   118,613,200
102 225 Franklin Street................................      34,607,800       313,999,800       348,607,600
103 AT&T Plaza.........................................       4,870,200        45,024,500        49,894,700
104 Center Plaza.......................................      18,942,300       174,177,300       193,119,600
105 Centerpointe I & II................................       9,204,700        80,259,900        89,464,600
106 Civic Opera House..................................      12,771,300       118,284,200       131,055,500
107 Crosby Corporate Center............................       6,007,600        54,691,500        60,699,100
108 Crosby Corporate Center II.........................       9,384,600        32,153,300        41,537,900
109 E.J. Randolph......................................       3,943,600        35,619,000        39,562,600
110 E.J. Randolph II vacant land.......................       5,770,000           146,400         5,916,400
111 John Marshall I....................................       5,240,000        46,907,600        52,147,600
112 Lake Marriott Business Park........................       9,322,400        86,683,200        96,005,600
113 Lakeside Office Park...............................       4,792,500        43,717,800        48,510,300
114 Media Center vacant land...........................      19,900,200                --        19,900,200
115 New England Executive Park.........................      15,739,000       147,198,500       162,937,500
116 Northridge I.......................................       3,224,900        29,077,000        32,301,900
117 One Canal Park.....................................       2,006,000        18,210,800        20,216,800
118 Perimeter Center...................................      66,158,500       437,814,900       503,973,400
119 Presidents Plaza...................................      13,435,300       123,055,900       136,491,200
120 Riverview I & II...................................       5,943,900        54,413,900        60,357,800
121 Russia Wharf.......................................       3,891,400        36,249,300        40,140,700
122 Shoreline Technology Park..........................      31,575,200       191,390,300       222,965,500
123 South Station......................................              --        31,802,700        31,802,700
124 Sunnyvale Business Center..........................       4,890,000        44,053,800        48,943,800
125 Ten Canal Park.....................................       2,383,100        21,486,100        23,869,200
126 Tri-State International............................      11,066,500       100,328,600       111,395,100
127 Wellesley Office Park..............................      16,513,000       150,867,100       167,380,100
128 Westbrook Corporate Center.........................      24,905,000       228,504,400       253,409,400
129 Westwood Business Center...........................       2,719,600        25,067,900        27,787,500
130 100 Summer Street..................................      22,271,000       211,882,400       234,153,400
131 The Tower at New England Executive Park............       2,792,900        39,155,600        41,948,500
132 Westbrook Corporate Center vacant land.............       3,972,800                --         3,972,800
133 Denver Post Tower..................................              --        57,620,800        57,620,800
134 301 Howard Building................................       7,050,800        61,676,700        68,727,500
135 410 17th Street....................................       4,473,700        42,097,900        46,571,600
136 Tabor Center.......................................      27,948,500       119,045,700       146,994,200
137 Trinity Place......................................       1,898,400        17,986,800        19,885,200
138 Dominion Plaza.....................................       5,990,100        57,620,900        63,611,000
139 Millennium Plaza...................................       7,757,100        38,359,700        46,116,800
140 Polk and Taylor Buildings..........................      16,942,500       158,854,500       175,797,000
141 Bank of America Tower..............................      40,178,200       367,472,000       407,650,200
142 Northland Plaza....................................       4,705,100        43,038,800        47,743,900
143 4949 S. Syracuse...................................         822,300         7,559,600         8,381,900
144 Metropoint.........................................       4,374,900        39,768,200        44,143,100
145 Metropoint III vacant land.........................       2,000,000                --         2,000,000
146 One Park Square....................................       3,634,300        33,605,300        37,239,600
147 Park Avenue Tower..................................      48,976,000       200,323,400       249,299,400
148 Terrace Building...................................       1,546,400        14,417,700        15,964,100
149 The Solarium.......................................       1,951,100        17,962,300        19,913,400
150 Second and Spring Building.........................       1,968,400        18,206,900        20,175,300
151 Colonnade I & II...................................       9,043,800        82,948,300        91,992,100


                                                                            DATE OF
                                                          ACCUMULATED    CONSTRUCTION/          DATE          DEPRECIABLE
                      DESCRIPTION                        DEPRECIATION     RENOVATION          ACQUIRED         LIVES (2)
                      -----------                        -------------   -------------   ------------------   -----------
101 200 West Adams.....................................  $  (5,741,400)    1985/1996          12/19/97             40
102 225 Franklin Street................................    (16,382,200)    1966/1996          12/19/97             40
103 AT&T Plaza.........................................     (2,464,300)         1984          12/19/97             40
104 Center Plaza.......................................     (9,023,700)         1969          12/19/97             40
105 Centerpointe I & II................................     (4,112,200)    1988-1990          12/19/97             40
106 Civic Opera House..................................     (6,394,600)    1929/1996          12/19/97             40
107 Crosby Corporate Center............................     (2,787,700)         1996          12/19/97             40
108 Crosby Corporate Center II.........................       (784,800)         1998          12/19/97             40
109 E.J. Randolph......................................     (1,827,900)         1983          12/19/97             40
110 E.J. Randolph II vacant land.......................             --           N/A          12/19/97            N/A
111 John Marshall I....................................     (2,402,700)         1981          12/19/97             40
112 Lake Marriott Business Park........................     (3,989,900)         1981          12/19/97             40
113 Lakeside Office Park...............................     (2,286,500)    1972-1978          12/19/97             40
114 Media Center vacant land...........................             --           N/A          12/19/97            N/A
115 New England Executive Park.........................     (7,597,100)    1970-1985          12/19/97             40
116 Northridge I.......................................     (1,482,100)         1988          12/19/97             40
117 One Canal Park.....................................       (977,100)         1987          12/19/97             40
118 Perimeter Center...................................    (23,491,800)    1970-1989          12/19/97             40
119 Presidents Plaza...................................     (6,528,400)    1980-1982          12/19/97             40
120 Riverview I & II...................................     (2,775,200)    1985-1986          12/19/97             40
121 Russia Wharf.......................................     (2,414,400)    1978-1982          12/19/97             40
122 Shoreline Technology Park..........................     (9,417,600)    1985-1991          12/19/97             40
123 South Station......................................     (1,615,100)         1988          12/19/97             40
124 Sunnyvale Business Center..........................     (2,246,700)         1990          12/19/97             40
125 Ten Canal Park.....................................     (1,095,800)         1987          12/19/97             40
126 Tri-State International............................     (5,552,300)         1986          12/19/97             40
127 Wellesley Office Park..............................     (7,840,800)    1963-1984          12/19/97             40
128 Westbrook Corporate Center.........................    (12,176,800)    1985-1996          12/19/97             40
129 Westwood Business Center...........................     (1,322,600)         1985          12/19/97             40
130 100 Summer Street..................................     (9,403,800)    1974/1990          03/18/98             40
131 The Tower at New England Executive Park............       (599,500)    1971/1999          03/31/98             40
132 Westbrook Corporate Center vacant land.............             --           N/A          04/02/98            N/A
133 Denver Post Tower..................................     (2,474,100)         1984          04/21/98             40
134 301 Howard Building................................     (2,661,700)         1988          04/29/98             40
135 410 17th Street....................................     (1,828,800)         1978          04/30/98             40
136 Tabor Center.......................................     (5,243,000)         1985          04/30/98             40
137 Trinity Place......................................       (796,800)         1983          04/30/98             40
138 Dominion Plaza.....................................     (2,353,600)         1983          05/14/98             40
139 Millennium Plaza...................................     (1,564,400)         1982          05/19/98             40
140 Polk and Taylor Buildings..........................     (8,077,900)         1970          05/22/98             40
141 Bank of America Tower..............................    (14,560,300)         1985          06/26/98             40
142 Northland Plaza....................................     (1,610,500)         1985          07/02/98             40
143 4949 S. Syracuse...................................       (288,600)         1982          07/15/98             40
144 Metropoint.........................................     (1,475,300)         1987          07/15/98             40
145 Metropoint III vacant land.........................             --           N/A          07/15/98            N/A
146 One Park Square....................................     (1,240,200)         1985          07/15/98             40
147 Park Avenue Tower..................................     (7,280,900)         1986          07/15/98             40
148 Terrace Building...................................       (526,400)         1982          07/15/98             40
149 The Solarium.......................................       (665,500)         1982          07/15/98             40
150 Second and Spring Building.........................       (689,200)    1906/1989          07/29/98             40
151 Colonnade I & II...................................     (2,786,800)    1983-1985          09/30/98             40

                                                                                        ENCUMBRANCES
                      DESCRIPTION                        NOTES         LOCATION          AT 12/31/99     NOTES
                      -----------                        -----         --------        ---------------   ------
152 Colonnade III......................................   (5)    Dallas, TX            $            --
153 Worldwide Plaza....................................          New York, NY             (254,767,200)
154 Central Park vacant land...........................          Atlanta, GA                        --
155 Computer Associates Tower..........................          Irving, TX                         --
156 Texas Commerce Tower...............................          Irving, TX                         --
157 City Center Bellevue...............................          Bellevue, WA                       --
158 Prominence vacant land.............................          Atlanta, GA                        --
159 Palo Alto Square...................................          Palo Alto, CA             (52,550,000)
                                                                                       ---------------
  Subtotal Office Properties...........................                                $(1,707,105,000)
                                                                                       ---------------
  Development Properties:
160 150 California.....................................   (10)   San Francisco, CA     $            --
161 John Marshall III..................................   (10)   McLean, VA                         --
162 Riverside..........................................   (10)   Newton, MA                         --
163 Prominence in Buckhead.............................   (10)   Atlanta, GA                        --
164 World Trade Center.................................   (11)   Seattle, WA                        --
                                                                                       ---------------
  Subtotal Development Properties......................                                $            --
                                                                                       ---------------
  Parking Facilities:
 1 203 North LaSalle Garage............................   (3)    Chicago, IL           $   (32,432,600)   (12)
 2 Theatre District Garage.............................   (3)    Chicago, IL                        --
 3 Capital Commons Garage..............................   (3)    Indianapolis, IN           (4,333,700)
 4 Boston Harbor Garage................................   (3)    Boston, MA                         --
 5 Milwaukee Center Garage.............................   (3)    Milwaukee, WI                      --
 6 1111 Sansom Street Garage...........................   (3)    Philadelphia, PA                   --
 7 15th & Sansom Streets Garage........................   (3)    Philadelphia, PA                   --
 8 1602-34 Chancellor Garage...........................   (3)    Philadelphia, PA                   --
 9 1616 Sansom Street Garage...........................   (3)    Philadelphia, PA                   --
 10 Juniper/Locust Streets Garage......................   (3)    Philadelphia, PA                   --
 11 Adams-Wabash Garage................................          Chicago, IL                        --
 12 Riverfront Center..................................          Pittsburgh, PA                     --
 13 Forbes and Allies Garages..........................          Pittsburgh, PA                     --
 14 517 Marquette Garage...............................   (5)    Minneapolis, MN                    --
                                                                                       ---------------
  Subtotal Parking Facilities                                                          $   (36,766,300)
                                                                                       ---------------
  Management Business -- Furniture, fixtures and equipment                             $            --
                                                                                       ---------------
  Investment in Real Estate                                                            $(1,743,871,300)   (13)
                                                                                       ===============

                                                                                                COSTS CAPITALIZED
                                                                                                  SUBSEQUENT TO
                                                             INITIAL COST TO COMPANY               ACQUISITION
                                                         --------------------------------   -------------------------
                                                                           BUILDING AND                  BUILDING AND
                      DESCRIPTION                             LAND         IMPROVEMENTS        LAND      IMPROVEMENTS
                      -----------                        --------------   ---------------   ----------   ------------
152 Colonnade III......................................  $    6,152,000   $    55,367,700   $       --   $ 3,019,500
153 Worldwide Plaza....................................     124,919,000       499,676,100           --       108,900
154 Central Park vacant land...........................       3,975,400                --           --            --
155 Computer Associates Tower..........................       5,129,400        46,164,300       12,800       113,100
156 Texas Commerce Tower...............................       5,525,400        49,728,500           --       357,400
157 City Center Bellevue...............................      22,794,100        93,141,500           --       384,500
158 Prominence vacant land.............................       7,861,700                --           --            --
159 Palo Alto Square...................................              --        78,286,700           --       401,800
                                                         --------------   ---------------   ----------   ------------
  Subtotal Office Properties...........................  $1,375,333,200   $10,874,433,100   $2,848,100   $415,366,900
                                                         --------------   ---------------   ----------   ------------
  Development Properties:
160 150 California.....................................  $   12,566,800   $            --   $       --   $30,277,900
161 John Marshall III..................................       9,950,000                --           --    30,486,100
162 Riverside..........................................      24,000,000                --           --    47,344,300
163 Prominence in Buckhead.............................       7,456,300        57,686,900           --     9,293,300
164 World Trade Center.................................              --                --           --       163,800
                                                         --------------   ---------------   ----------   ------------
  Subtotal Development Properties......................  $   53,973,100   $    57,686,900   $       --   $117,565,400
                                                         --------------   ---------------   ----------   ------------
  Parking Facilities:
 1 203 North LaSalle Garage............................  $    3,784,600   $    34,061,500   $       --   $ 1,129,300
 2 Theatre District Garage.............................       3,372,300        30,326,400           --       419,300
 3 Capital Commons Garage..............................              --        14,428,500           --        30,000
 4 Boston Harbor Garage................................       6,087,300        54,785,300           --     1,931,700
 5 Milwaukee Center Garage.............................              --         7,798,800           --       354,100
 6 1111 Sansom Street Garage...........................       1,476,500                --        6,800            --
 7 15th & Sansom Streets Garage........................         726,400         6,537,600           --        11,300
 8 1602-34 Chancellor Garage...........................         735,900         6,622,700           --     1,113,900
 9 1616 Sansom Street Garage...........................         432,900         3,896,200           --        22,000
 10 Juniper/Locust Streets Garage......................         574,400         5,169,900           --       246,600
 11 Adams-Wabash Garage................................       2,525,000        22,725,300           --       298,500
 12 Riverfront Center..................................       1,794,500        16,160,000           --       940,900
 13 Forbes and Allies Garages..........................              --        31,370,500           --     1,455,100
 14 517 Marquette Garage...............................       4,538,000        14,865,000           --            --
                                                         --------------   ---------------   ----------   ------------
  Subtotal Parking Facilities                            $   26,047,800   $   248,747,700   $    6,800   $ 7,952,700
                                                         --------------   ---------------   ----------   ------------
  Management Business -- Furniture, fixtures and equipm  $           --   $            --   $       --   $22,578,200
                                                         --------------   ---------------   ----------   ------------
  Investment in Real Estate                              $1,455,354,100   $11,180,867,700   $2,854,900   $563,463,200
                                                         ==============   ===============   ==========   ============


                                                             GROSS AMOUNT CARRIED AT
                                                             CLOSE OF PERIOD 12/31/99
                                                         --------------------------------
                                                                           BUILDING AND
                      DESCRIPTION                             LAND         IMPROVEMENTS        TOTAL (1)
                      -----------                        --------------   ---------------   ---------------
152 Colonnade III......................................  $    6,152,000   $    58,387,200   $    64,539,200
153 Worldwide Plaza....................................     124,919,000       499,785,000       624,704,000
154 Central Park vacant land...........................       3,975,400                --         3,975,400
155 Computer Associates Tower..........................       5,142,200        46,277,400        51,419,600
156 Texas Commerce Tower...............................       5,525,400        50,085,900        55,611,300
157 City Center Bellevue...............................      22,794,100        93,526,000       116,320,100
158 Prominence vacant land.............................       7,861,700                --         7,861,700
159 Palo Alto Square...................................              --        78,688,500        78,688,500
                                                         --------------   ---------------   ---------------
  Subtotal Office Properties...........................  $1,378,181,300   $11,289,800,000   $12,667,981,300
                                                         --------------   ---------------   ---------------
  Development Properties:
160 150 California.....................................  $   12,566,800   $    30,277,900   $    42,844,700
161 John Marshall III..................................       9,950,000        30,486,100        40,436,100
162 Riverside..........................................      24,000,000        47,344,300        71,344,300
163 Prominence in Buckhead.............................       7,456,300        66,980,200        74,436,500
164 World Trade Center.................................              --           163,800           163,800
                                                         --------------   ---------------   ---------------
  Subtotal Development Properties......................  $   53,973,100   $   175,252,300   $   229,225,400
                                                         --------------   ---------------   ---------------
  Parking Facilities:
 1 203 North LaSalle Garage............................  $    3,784,600   $    35,190,800   $    38,975,400
 2 Theatre District Garage.............................       3,372,300        30,745,700        34,118,000
 3 Capital Commons Garage..............................              --        14,458,500        14,458,500
 4 Boston Harbor Garage................................       6,087,300        56,717,000        62,804,300
 5 Milwaukee Center Garage.............................              --         8,152,900         8,152,900
 6 1111 Sansom Street Garage...........................       1,483,300                --         1,483,300
 7 15th & Sansom Streets Garage........................         726,400         6,548,900         7,275,300
 8 1602-34 Chancellor Garage...........................         735,900         7,736,600         8,472,500
 9 1616 Sansom Street Garage...........................         432,900         3,918,200         4,351,100
 10 Juniper/Locust Streets Garage......................         574,400         5,416,500         5,990,900
 11 Adams-Wabash Garage................................       2,525,000        23,023,800        25,548,800
 12 Riverfront Center..................................       1,794,500        17,100,900        18,895,400
 13 Forbes and Allies Garages..........................              --        32,825,600        32,825,600
 14 517 Marquette Garage...............................       4,538,000        14,865,000        19,403,000
                                                         --------------   ---------------   ---------------
  Subtotal Parking Facilities                            $   26,054,600   $   256,700,400   $   282,755,000
                                                         --------------   ---------------   ---------------
  Management Business -- Furniture, fixtures and equipm  $           --   $    22,578,200   $    22,578,200
                                                         --------------   ---------------   ---------------
  Investment in Real Estate                              $1,458,209,000   $11,744,330,900   $13,202,539,900
                                                         ==============   ===============   ===============


                                                                            DATE OF
                                                          ACCUMULATED    CONSTRUCTION/          DATE          DEPRECIABLE
                      DESCRIPTION                        DEPRECIATION     RENOVATION          ACQUIRED         LIVES (2)
                      -----------                        -------------   -------------   ------------------   -----------
152 Colonnade III......................................  $  (1,683,100)         1998          09/30/98             40
153 Worldwide Plaza....................................    (15,097,000)         1989          10/01/98             40
154 Central Park vacant land...........................             --           N/A          11/03/98            N/A
155 Computer Associates Tower..........................     (1,116,500)         1988          01/07/99             40
156 Texas Commerce Tower...............................     (1,223,400)         1985          01/07/99             40
157 City Center Bellevue...............................     (2,246,500)         1987          01/28/99             40
158 Prominence vacant land.............................             --           N/A          07/13/99            N/A
159 Palo Alto Square...................................       (410,500)    1971/1985          10/01/99             40
                                                         -------------
  Subtotal Office Properties...........................  $(614,198,700)
                                                         -------------
  Development Properties:
160 150 California.....................................  $          --           N/A          12/19/97            N/A
161 John Marshall III..................................             --           N/A          12/19/97            N/A
162 Riverside..........................................             --           N/A          12/19/97            N/A
163 Prominence in Buckhead.............................       (108,100)         1999          07/13/99             40
164 World Trade Center.................................             --           N/A            N/A               N/A
                                                         -------------
  Subtotal Development Properties......................  $    (108,100)
                                                         -------------
  Parking Facilities:
 1 203 North LaSalle Garage............................  $  (2,280,400)         1985          06/09/95             40
 2 Theatre District Garage.............................     (1,888,400)         1987          06/09/95             40
 3 Capital Commons Garage..............................       (887,000)         1987          06/29/95             40
 4 Boston Harbor Garage................................     (3,513,200)         1972          12/10/96             40
 5 Milwaukee Center Garage.............................       (540,300)         1988          12/18/96             40
 6 1111 Sansom Street Garage...........................         (1,400)          N/A          12/27/96             40
 7 15th & Sansom Streets Garage........................       (401,300)    1950/1954          12/27/96             40
 8 1602-34 Chancellor Garage...........................       (423,600)    1945/1955          12/27/96             40
 9 1616 Sansom Street Garage...........................       (237,700)         1950          12/27/96             40
 10 Juniper/Locust Streets Garage......................       (327,400)    1949/1952          12/27/96             40
 11 Adams-Wabash Garage................................     (1,375,700)         1990          08/11/97             40
 12 Riverfront Center..................................       (941,400)         1989          11/25/97             40
 13 Forbes and Allies Garages..........................       (843,100)         1954          12/17/98             40
 14 517 Marquette Garage...............................       (232,200)         1999          04/01/99             40
                                                         -------------
  Subtotal Parking Facilities                            $ (13,893,100)
                                                         -------------
  Management Business -- Furniture, fixtures and equipm  $  (2,186,700)
                                                         -------------
  Investment in Real Estate                              $(630,386,600)
                                                         =============

---------------

 (1) The aggregate cost for Federal Income Tax purposes as of December 31, 1999 was approximately $10.3 billion.

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

 (5) These Properties were previously under development and have been placed into service during 1999.

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

(10) These properties are in various development stages. During the development period certain operating costs, including real estate taxes together with interest incurred during the development stages will be capitalized.

(11) During 1998, the Company committed to acquire this property upon its completion. The costs reflected above include legal and other professional fees incurred in connection with the Company's potential acquisition of this project. This transaction is contingent upon certain terms and conditions as set forth in its respective purchase agreements. There can be no assurance that this transaction will be consummated.

(12) The encumbrance on the 203 North LaSalle Garage is also secured by a first lien on the Theatre District Garage.

(13) The encumbrances at December 31, 1999 include a net premium (net of accumulated amortization of approximately $4.0 million) of approximately $10.6 million.

A SUMMARY OF ACTIVITY OF INVESTMENT IN REAL ESTATE AND ACCUMULATED DEPRECIATION IS AS FOLLOWS:

     The changes in investment in real estate for the years ended December 31, 1999 and 1998, the period from July 11, 1997 through December 31, 1997 and the period from January 1, 1997 through July 10, 1997 are as follows:

                                                                          FOR THE PERIOD FROM      FOR THE PERIOD FROM
                                                                         JULY 11, 1997 THROUGH   JANUARY 1, 1997 THROUGH
                                 DECEMBER 31, 1999   DECEMBER 31, 1998     DECEMBER 31, 1997          JULY 10, 1997
                                 -----------------   -----------------   ---------------------   -----------------------
Balance, beginning of the
  period.......................   $13,683,819,300     $11,041,014,100       $            --          $3,549,707,600
  Additions during period:
     Acquisitions..............       391,917,800       2,556,978,300        10,941,428,100             531,968,000
     Improvements..............       297,495,500         207,093,000            99,586,000              59,511,000
  Deductions during period:
     Properties disposed
       of(1)...................    (1,170,692,700)       (121,266,100)                                  (67,193,400)
                                  ---------------     ---------------       ---------------          --------------
Balance, end of period.........   $13,202,539,900     $13,683,819,300       $11,041,014,100          $4,073,993,200
                                  ===============     ===============       ===============          ==============

     The changes in accumulated depreciation for the years ended December 31, 1999 and 1998, the period from July 11, 1997 through December 31, 1997 and the period from January 1, 1997 through July 10, 1997 are as follows:

                                                                          FOR THE PERIOD FROM      FOR THE PERIOD FROM
                                                                         JULY 11, 1997 THROUGH   JANUARY 1, 1997 THROUGH
                                 DECEMBER 31, 1999   DECEMBER 31, 1998     DECEMBER 31, 1997          JULY 10, 1997
                                 -----------------   -----------------   ---------------------   -----------------------
Balance, beginning of the
  period.......................   $  (352,258,800)    $   (64,695,100)      $            --          $ (257,893,300)
  Additions during period:
     Depreciation..............      (339,751,400)       (291,213,400)          (64,695,100)            (57,379,300)
  Deductions during period:
     Properties disposed
       of(1)...................        61,623,600           3,649,700                    --               8,517,200
                                  ---------------     ---------------       ---------------          --------------
Balance, end of period.........   $  (630,386,600)    $  (352,258,800)      $   (64,695,100)         $ (306,755,400)
                                  ===============     ===============       ===============          ==============

(1) The disposition amount of approximately $1.2 billion and the related accumulated depreciation of $61.6 million for the year ended December 31, 1999 includes approximately $1.1 billion and $58.5 million, respectively, related to the partial sale of interest in various Properties to Lend Lease Australia/US Properties. Prior to the sale, the Company consolidated the financial condition and results of operations of the Office Properties. Upon the sale, the Company retained an equity interest in the Office Properties and shares equally in the control of the operations and major decisions of the Office Properties. Therefore, the Company accounts for its remaining interest in the Office Properties under the equity method of accounting and classifies its net equity investment of approximately $486.9 million as investment in unconsolidated joint ventures on the consolidated balance sheet and its interest in the net income from investment in unconsolidated joint venture is reflected in the consolidated statements of operations.