Form 10-K/A
period 1999-12-31
EQUITY OFFICE PROPERTIES TRUST
filed 2000-05-12
CIK 1038339

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
(State or other jurisdiction of incorporation or organization)        (I.R.S. Employer Identification No.)
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

          8.98% Series A Cumulative Redeemable Preferred                                         New York Stock Exchange
                   Shares of Beneficial Interest,
              liquidation preference $25.00 per share

          5.25% Series B Convertible, Cumulative                                                 New York Stock Exchange
       Redeemable Preferred Shares of Beneficial Interest,
              liquidation preference $50.00 per share

          8.625% Series C Cumulative Redeemable Preferred                                        New York Stock Exchange
                   Shares of Beneficial Interest,
              liquidation preference $25.00 per share

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

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS OF FORM 8-K

         (a)(3)   Exhibits:

                  Item 14(a)(3) is amended to renumber Exhibit 3.6 as Exhibit
                  3.6.1 and add Exhibits 3.6.2 and 3.6.3 and to renumber
                  Exhibit 10.1 as 10.1.1 and add Exhibits 10.1.2 through
                  10.1.6 as set forth below:


            Exhibit No.       Exhibit Description
            -----------       -------------------

                2.1 Agreement and Plan of Merger, dated as of February 11, 2000, among the Company, the Operating Partnership, Cornerstone Properties Inc. and Cornerstone Properties Limited Partnership (incorporated herein by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K dated February 11, 2000)

                3.1 Articles of Amendment and Restatement of Declaration of Trust of the Company (incorporated herein by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-11 (Reg. No. 333-26629))

                3.2* Articles Supplementary of the Company, dated December 15, 1997 and filed with the Maryland State Department of Assessments and Taxation on December 17, 1997

                3.3* Articles Supplementary of the Company, dated February 18, 1998 and filed with the Maryland State Department of Assessments and Taxation on February 19, 1998

                3.4 Articles Supplementary of the Company, dated December 1, 1998 as filed with the Maryland State Department of Assessments and Taxation on December 4, 1998 (incorporated herein by reference to Exhibit 4.3 of the Company's Registration Statement on Form 8-A dated December 1, 1998)

                3.5** Articles Supplementary of the Company, dated February 28, 2000 and filed with the Maryland State Department of Assessments and Taxation on March 17, 2000

                3.6.1 Bylaws of the Company (incorporated herein by reference to Exhibit 3.2 of the Company's Current Report on Form 8-K filed with the SEC on September 30, 1998)

                3.6.2+        Amendment Nos. 3 and 4 to the Bylaws of the
                              Company

                3.6.3+        Amended Bylaws of the Company

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

                4.10          $50,000,000 7.44% Senior Note due 2006
                              (incorporated herein by reference to Exhibit 4.11 to the Operating Partnership's Registration Statement on Form S-4 (Reg. No. 333-47347))

                4.11          $50,000,000 7.41% Senior Note due 2007
                              (incorporated herein by reference to Exhibit 4.12 to the Operating Partnership's Registration Statement on Form S-4 (Reg. No. 333-47347))

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

                4.21** First Amendment to Second Amended and Restated Revolving Credit Agreement

                4.22**        Fixed Rate Promissory Note with The Chase
                              Manhattan Bank

                4.23** Second Amended and Restated Revolving Credit Facility $1 Billion Revolving Credit Facility dated as of May 29, 1998

                10.1.1* Agreement of Limited Partnership of the Operating Partnership, dated as of July 3, 1997, as amended

                10.1.2+ Fifth Amendment to Agreement of Limited Partnership of EOP Operating Limited Partnership

                10.1.3+ Amendment to Agreement of Limited Partnership of EOP Operating Limited Partnership

                10.1.4+ Seventh Amendment to Agreement of Limited Partnership of EOP Operating Limited Partnership

                10.1.5+ Eighth Amendment to Agreement of Limited Partnership of EOP Operating Limited Partnership

                10.1.6+ Tenth Amendment to Agreement of Limited Partnership of EOP Operating Limited Partnership

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

                              Name                              Date as of
                              ----                              ----------
                              Timothy H. Callahan                10/9/96
                              Richard D. Kincaid                 3/14/97
                              Sheli Z. Rosenberg                 3/12/97
                              Thomas E. Dobrowski                7/11/97
                              James D. Harper, Jr.               7/11/97
                              Jerry M. Reinsdorf                 7/11/97
                              William M. Goodyear                7/11/97

                              David K. McKown                    7/11/97
                              H. Jon Runstad                     12/18/97
                              Edwin N. Sidman                    12/24/97
                              D.J. Andre de Bock                 5/15/98
                              Michael A. Steele                  10/9/96
                              Stanley M. Stevens                 10/9/96

                10.5 Stock Option Agreement by and among Cornerstone Properties Inc., the Company, Deutsche Bank AG and Deutscher Herold Lebensversicherungs-AG dated as of February 11, 2000 (incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated February 11, 2000)

                10.9** Equity Office Supplemental Retirement Savings Plan, including the first and second amendment

                12.1**        Statement Regarding Computation of Ratios

                21.1**        List of Subsidiaries

                23.1**        Consent of Independent Auditors

                24.1**        Power of Attorney (included in signature page)

                27.1**        Financial Data Schedule

                99.1** Equity Office Properties Trust 1997 Non-Qualified Employee Share Purchase Plan Financial Statements as of and for the years ended December 31, 1999 and 1998

          * Incorporated herein by reference to the same-numbered exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 1997, as amended

          **    Previously filed

          +     Filed herewith

                                   SIGNATURES

            Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Chicago, Illinois, as of the 11th day of May, 2000.

                                    EQUITY OFFICE PROPERTIES TRUST

                                    By:     /s/ STANLEY M. STEVENS
                                       -----------------------------------
                                       Stanley M. Stevens
                                       Executive Vice President, Chief
                                       Legal Counsel and Secretary

                                  EXHIBIT INDEX


             Exhibit No.      Exhibit Description
             ----------       -------------------

                2.1 Agreement and Plan of Merger, dated as of February 11, 2000, among the Company, the Operating Partnership, Cornerstone Properties Inc. and Cornerstone Properties Limited Partnership (incorporated herein by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K dated February 11, 2000)

                3.1 Articles of Amendment and Restatement of Declaration of Trust of the Company (incorporated herein by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-11 (Reg. No. 333-26629))

                3.2* Articles Supplementary of the Company, dated December 15, 1997 and filed with the Maryland State Department of Assessments and Taxation on December 17, 1997

                3.3* Articles Supplementary of the Company, dated February 18, 1998 and filed with the Maryland State Department of Assessments and Taxation on February 19, 1998

                3.4 Articles Supplementary of the Company, dated December 1, 1998 as filed with the Maryland State Department of Assessments and Taxation on December 4, 1998 (incorporated herein by reference to Exhibit 4.3 of the Company's Registration Statement on Form 8-A dated December 1, 1998)

                3.5** Articles Supplementary of the Company, dated February 28, 2000 and filed with the Maryland State Department of Assessments and Taxation on March 17, 2000

                3.6.1 Bylaws of the Company (incorporated herein by reference to Exhibit 3.2 of the Company's Current Report on Form 8-K filed with the SEC on September 30, 1998)

                3.6.2+        Amendment Nos. 3 and 4 to the Bylaws of the
                              Company

                3.6.3+        Amended Bylaws of the Company

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

                4.10          $50,000,000 7.44% Senior Note due 2006
                              (incorporated herein by reference to Exhibit 4.11 to the Operating Partnership's Registration Statement on Form S-4 (Reg. No. 333-47347))

                4.11          $50,000,000 7.41% Senior Note due 2007
                              (incorporated herein by reference to Exhibit 4.12 to the Operating Partnership's Registration Statement on Form S-4 (Reg. No. 333-47347))

                4.12 Form of 6.50% Notes due 2004 (incorporated herein by reference to Exhibit 4.3 of the Operating Partnership's Registration Statement on Form S-4 (Reg. No. 333-61469))

                4.13 Form of 6.763% Notes due 2007 (incorporated herein by reference to Exhibit 4.4 of the Operating Partnership's Registration Statement on Form S-4 (Reg. No. 333-61469))

                4.14 Form of 7.25% Notes due 2028 (incorporated herein by reference to Exhibit 4.5 of the Operating Partnership's Registration Statement on Form S-4 (Reg. No. 333-61469))

                4.15 Form of 6.375% Notes due 2002 (incorporated herein by reference to Exhibit 4.1 of the Operating Partnership's Current Report on Form 8-K filed with the SEC on January 25, 1999)

                4.16 Form of 6.5% Notes due 2004 (incorporated herein by reference to Exhibit 4.2 of the Operating Partnership's Current Report on Form 8-K filed with the SEC on January 25, 1999)

                4.17 Form of 6.8% Notes due 2009 (incorporated herein by reference to Exhibit 4.3 of the Operating Partnership's Current Report on Form 8-K filed with the SEC on January 25, 1999)

                4.18 Form of 7.5% Notes due April 19, 2029 (incorporated herein by reference to Exhibit 4.23 of the Operating Partnership's Current Report on Form 8-K filed with the SEC on April 19, 1999)

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

                4.21** First Amendment to Second Amended and Restated Revolving Credit

                              Agreement

                4.22**        Fixed Rate Promissory Note with The Chase
                              Manhattan Bank

                4.23** Second Amended and Restated Revolving Credit Facility $1 Billion Revolving Credit Facility dated as of May 29, 1998

                10.1.1* Agreement of Limited Partnership of the Operating Partnership, dated as of July 3, 1997, as amended

                10.1.2+ Fifth Amendment to Agreement of Limited Partnership of EOP Operating Limited Partnership

                10.1.3+ Amendment to Agreement of Limited Partnership of EOP Operating Limited Partnership

                10.1.4+ Seventh Amendment to Agreement of Limited Partnership of EOP Operating Limited Partnership

                10.1.5+ Eighth Amendment to Agreement of Limited Partnership of EOP Operating Limited Partnership

                10.1.6+ Tenth Amendment to Agreement of Limited Partnership of EOP Operating Limited Partnership

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


                              Name                           Date as of
                              ----                           ----------
                              Timothy H. Callahan             10/9/96
                              Richard D. Kincaid              3/14/97
                              Sheli Z. Rosenberg              3/12/97
                              Thomas E. Dobrowski             7/11/97
                              James D. Harper, Jr.            7/11/97
                              Jerry M. Reinsdorf              7/11/97
                              William M. Goodyear             7/11/97
                              David K. McKown                 7/11/97
                              H. Jon Runstad                  12/18/97
                              Edwin N. Sidman                 12/24/97
                              D.J. Andre de Bock              5/15/98
                              Michael A. Steele               10/9/96
                              Stanley M. Stevens              10/9/96

                10.5 Stock Option Agreement by and among Cornerstone Properties Inc., the

                              Company, Deutsche Bank AG and Deutscher Herold Lebensversicherungs-AG dated as of February 11, 2000 (incorporated herein by reference to Exhibit
                              10.1 to the Company's Current Report on Form 8-K dated February 11, 2000)

                10.9** Equity Office Supplemental Retirement Savings Plan, including the first and second amendment

                12.1**        Statement Regarding Computation of Ratios

                21.1**        List of Subsidiaries

                23.1**        Consent of Independent Auditors

                24.1** Power of Attorney (included in signature page of Form 10-K)

                27.1**        Financial Data Schedule

                99.1** Equity Office Properties Trust 1997 Non-Qualified Employee Share Purchase Plan Financial Statements as of and for the years ended December 31, 1999 and 1998


          * Incorporated herein by reference to the same-numbered exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 1997, as amended

          **    Previously filed

          +     Filed herewith