Form 10-K/A
period 2000-12-31
EQUITY OFFICE PROPERTIES TRUST
filed 2001-06-06
CIK 1038339

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                      ------------------------------------

                                  FORM 10-K/A

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

    On March 16, 2001, 308,878,996 of the registrant's Common Shares were outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the registrant's proxy statement for the annual shareholders' meeting to be held in 2001 are incorporated by reference into Part III.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                         EQUITY OFFICE PROPERTIES TRUST

                               TABLE OF CONTENTS

                                                                         PAGE
                                                                         ----
PART I.
Item 1     Business....................................................    3
Item 2     Properties..................................................   11
Item 3     Legal Proceedings...........................................   23
Item 4     Submission of Matters to a Vote of Security Holders.........   23
PART II.
Item 5     Market for Registrant's Common Equity and Related
           Shareholder Matters.........................................   24
Item 6     Selected Financial Data.....................................   25
Item 7     Management's Discussion and Analysis of Financial Condition
           and Results of Operations...................................   29
Item 7A    Quantitative and Qualitative Disclosure About Market Risk...   49
Item 8     Financial Statements and Supplementary Data.................   50
Item 9     Changes in and Disagreements with Accountants on Accounting
           and Financial Disclosure....................................   90
PART III.
Item 10    Directors and Executive Officers of the Registrant..........   91
Item 11    Executive Compensation......................................   91
Item 12    Security Ownership of Certain Beneficial Owners and
           Management..................................................   91
Item 13    Certain Relationships and Related Transactions..............   91
PART IV.
Item 14    Exhibits, Financial Statement Schedules, and Reports on Form
           8-K.........................................................   92

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

     Management of Equity Office considers various factors when evaluating potential acquisition properties. These factors include:

     - the attractiveness of the property to existing and potential tenants;

     - the likelihood and relative attractiveness of competitive supply;

     - the anticipated demand for space in the local market;

     - the creditworthiness and diversity of risk in the current rent roll;

     - the ability to acquire the asset at an attractive going-in yield as well as the potential to increase operating income over time by renewing leases for increasing rents;

     - the physical condition of the acquisition property, including the extent of funds required for its maintenance and for physical upgrades needed in order to establish or sustain its market competitiveness;

     - the ability to operate the property with a competitive cost structure;
       and

     - the property's location in one of Equity Office's strategic target markets; thereby creating an opportunity for operating efficiencies.

     In determining whether to enter into a new development, most of the foregoing factors are considered as well as the additional risks of development, including the following:

     - The extent of lease-up risk in the context of the demand/supply characteristics of the local market;
     - the ability to minimize construction risks; and
     - the quality of local development partners, if any.

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

                  PENDING MERGER WITH SPIEKER PROPERTIES, INC.

     On February 22, 2001, Equity Office and Spieker Properties, Inc. ("Spieker") entered into a merger agreement in which Spieker will merge into Equity Office and Spieker Properties, L.P., ("Spieker Partnership") Spieker's operating partnership subsidiary, will merge into EOP Partnership (the "Spieker Merger"). The transaction values Spieker (including the outside interests in Spieker Partnership) at approximately $7.3 billion, which includes transaction costs and the assumption of approximately $2.1 billion in debt and $356.3 million in preferred stock and partnership units. Equity Office will pay approximately $1.2 billion in cash and issue approximately 117.7 million new Equity Office common shares and EOP Partnership units and 14.3 million new Equity Office preferred shares in the transaction. We intend to finance the $1.2 billion cash portion of the purchase price using a combination of available borrowing capacity under the line of credit and a new bridge loan facility to be entered into before the closing of the merger. In May 2001, EOP Partnership received a commitment for a $1.0 billion bridge loan facility with a term of 364 days at an interest rate based on LIBOR plus 80 basis points, subject to EOP Partnership's credit rating. Equity Office will guarantee any outstanding obligation under the bridge loan credit facility. EOP Partnership and Equity Office have agreed, jointly and severally, to pay a commitment fee of 20 basis points, or $2.0 million, if the bridge facility is not refinanced within 120 days from the date of funding.

     Following the Merger, Equity Office will own and operate approximately 124 million square feet of office space nationwide, including 25 million square feet of office space attributable to Spieker. Equity Office will also acquire Spieker's industrial portfolio of approximately 12.7 million square feet and its development properties totaling 1.7 million square feet.

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

                               FINANCING POLICIES

     Equity Office conducts substantially all of its investment and financing activities through EOP Partnership. To date, Equity Office has financed its investments through a combination of equity (which may be issued by either Equity Office or EOP Partnership) as well as secured and unsecured debt. The terms of EOP Partnership's line of credit and unsecured notes contain various financial covenants which require satisfaction of certain total debt-to-asset ratios, secured debt-to total asset ratios, debt service coverage ratios, unsecured debt to unencumbered assets ratio as well as other limitations. In addition, Equity Office has obtained investment grade credit ratings on its senior unsecured debt from each of Standard & Poors, Fitch and Moodys. Equity Office objectives are to manage its financial position so as to continue to maintain these investment grade credit ratings of EOP Partnership. The majority of Equity Office's outstanding debt has a fixed interest rate, which minimizes the risk of fluctuating interest rates. Equity Office, utilizes certain derivative financial instruments, at times, to limit interest rate risk. Derivatives are used for hedging purposes rather than speculation.

     In addition, Equity Office's current intent is to maintain a Debt to Market Capitalization Ratio of no more than 50%. Equity Office's Debt-to Market Capitalization Ratio is equal to the total debt of Equity Office as a percentage of the sum of (a) the market value of outstanding Common Shares and Units, (b) the liquidation value of the Preferred Shares and (c) the total debt. Equity Office, however, may from time to time re-evaluate this policy and decrease or increase such ratio in light of then current economic conditions, relative costs to Equity Office of debt and equity capital, market value of its Properties, growth and acquisition opportunities and other factors. There is no limit on the Debt to Market Capitalization Ratio imposed by either Equity Office's Declaration of Trust or Bylaws or the EOP Partnership Agreement.

     To the extent that the Board of Trustees of Equity Office determines to obtain additional capital, Equity Office may elect to issue equity securities or cause EOP Partnership to issue additional Units or debt securities, or to retain earnings (subject to the provisions of the Code requiring distributions of taxable income to maintain REIT status), or to dispose of Properties, or a combination of these methods. Under the terms of the EOP Partnership Agreement, the net proceeds of all equity capital raised by Equity Office will be contributed to EOP Partnership in exchange for additional interests in EOP Partnership.

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

     As of December 31, 2000, we have more than 2.7 million square feet of projects in our development pipeline of which approximately .5 million square feet is currently anticipated to be placed in service in the fourth quarter of 2001 and the remainder in 2002 and 2003. We have continued to prudently pursue projects with local development experts where customer need is evident and market conditions warrant.

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

                             ENVIRONMENTAL EXPOSURE

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

OFFICE PROPERTIES BY REGION

                                                   APPROXIMATE     PERCENT OF TOTAL                   ANNUALIZED
                                       NUMBER OF    RENTABLE      PORTFOLIO RENTABLE    PERCENT          RENT
                                       BUILDINGS   SQUARE FEET       SQUARE FEET        OCCUPIED   (IN THOUSANDS)(A)
                                       ---------   -----------   --------------------   --------   -----------------
Chicago..............................      40      17,170,192            17.3%            93.5%       $  405,439
Boston...............................      55      13,038,201            13.2%            99.2%          433,731
New York.............................      14       6,800,556             6.9%            98.4%          277,000
Washington...........................      38       8,296,962             8.4%            97.4%          220,297
Atlanta..............................      50      10,060,933            10.2%            91.2%          193,934
Houston..............................      34      11,599,431            11.7%            87.5%          208,494
Denver...............................      22       5,181,569             5.2%            92.7%           95,515
Seattle..............................      24       8,133,094             8.2%            96.6%          211,874
Los Angeles..........................      28       7,452,994             7.5%            92.2%          183,385
San Francisco........................      76      11,262,062            11.4%            98.4%          372,361
                                          ---      ----------           -----             ----        ----------
Portfolio Total/Weighted Average.....     381      98,995,994           100.0%            94.6%       $2,602,030
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
                                            =====          =====         ======

---------------

(a) Annualized Rent is the monthly contractual rent under existing leases as of December 31, 2000, multiplied by 12. Annualized Rent Per Occupied Square Foot is annualized rent divided by occupied square feet at December 31, 2000. This amount reflects total base rent before any rent abatements, but includes expense reimbursements which may be estimates.

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

LEASE EXPIRATION
(AS OF 12/31/00)

                             2001 AND
                             MONTH TO
                              MONTH           2002           2003           2004           2005           2006           2007
                           ------------   ------------   ------------   ------------   ------------   ------------   ------------
BOSTON
Square Feet(1)...........     1,313,959      1,465,425      1,618,016      1,183,704      1,619,992        647,696      1,178,641
% Square Feet(2).........         10.1%          11.2%          12.4%           9.1%          12.4%           5.0%           9.0%
Annualized Rent(3).......    43,464,097     45,827,450     58,210,458     40,339,380     54,112,876     17,912,753     40,289,520
Number of Leases.........           138            143            117            112            120             29             46
Rent Per Square
 Foot(3).................  $      33.08   $      31.27   $      35.98   $      34.08   $      33.40   $      27.66   $      34.18
CHICAGO
Square Feet(1)...........       800,488      1,026,776      2,014,652      1,212,961      1,426,991        763,016        454,207
% Square Feet(2).........          7.2%           9.2%          18.0%          10.8%          12.8%           6.8%           4.1%
Annualized Rent(3).......    19,343,185     28,941,912     62,872,108     31,898,641     34,129,006     19,253,691     11,421,425
Number of Leases.........           178            163            188            125            100             55             30
Rent Per Square
 Foot(3).................  $      24.16   $      28.19   $      31.21   $      26.30   $      23.92   $      25.23   $      25.15
SAN FRANCISCO
Square Feet(1)...........       773,668        718,681        576,704        858,104      1,057,248        486,603        801,140
% Square Feet(2).........         11.7%          10.8%           8.7%          12.9%          15.9%           7.3%          12.1%
Annualized Rent(3).......    23,525,209     23,624,482     19,389,706     33,470,315     41,318,539     18,790,444     29,678,153
Number of Leases.........            88             92             73             78             61             29             17
Rent Per Square
 Foot(3).................  $      30.41   $      32.87   $      33.62   $      39.00   $      39.08   $      38.62   $      37.04
NEW YORK
Square Feet(1)...........       502,462        245,954        212,367        114,731        230,667        443,441         72,780
% Square Feet(2).........         10.1%           4.9%           4.3%           2.3%           4.6%           8.9%           1.5%
Annualized Rent(3).......    29,674,755      8,824,363      9,187,635      5,615,145      9,091,024     19,862,074      2,940,619
Number of Leases.........            21             16             22             17             12              9              6
Rent Per Square
 Foot(3).................  $      59.06   $      35.88   $      43.26   $      48.94   $      39.41   $      44.79   $      40.40
SEATTLE
Square Feet(1)...........       688,574        651,875      1,737,403        940,811      1,134,784        370,279        262,367
% Square Feet(2).........          9.1%           8.6%          23.0%          12.4%          15.0%           4.9%           3.5%
Annualized Rent(3).......    16,959,720     16,680,118     46,025,855     26,547,456     35,062,082      8,940,842      7,057,774
Number of Leases.........           123             89            117             72            100             18             14
Rent Per Square
 Foot(3).................  $      24.63   $      25.59   $      26.49   $      28.22   $      30.90   $      24.15   $      26.90
WASHINGTON D.C.
Square Feet(1)...........       375,696      1,448,609        582,372        436,816        791,253        265,802        526,080
% Square Feet(2).........          6.5%          25.1%          10.1%           7.6%          13.7%           4.6%           9.1%
Annualized Rent(3).......    11,107,952     39,481,342     17,951,703     13,185,215     27,001,890      9,271,772     12,610,413
Number of Leases.........            60             63             47             38             60             26             17
Rent Per Square
 Foot(3).................  $      29.57   $      27.25   $      30.83   $      30.18   $      34.13   $      34.88   $      23.97
ATLANTA
Square Feet(1)...........     1,022,402        757,420        896,664      1,372,749        469,761      1,063,172        234,632
% Square Feet(2).........         13.1%           9.7%          11.4%          17.5%           6.0%          13.6%           3.0%
Annualized Rent(3).......    22,502,408     17,308,289     18,810,675     26,528,265     10,780,386     25,407,767      4,759,569
Number of Leases.........           125             98             81             61             58             17             10
Rent Per Square
 Foot(3).................  $      22.01   $      22.85   $      20.98   $      19.32   $      22.95   $      23.90   $      20.29
SAN JOSE
Square Feet(1)...........       475,865        129,951        194,313        254,556        689,884         69,538        415,378
% Square Feet(2).........         17.5%           4.8%           7.1%           9.3%          25.3%           2.6%          15.3%
Annualized Rent(3).......    10,867,898      4,332,264      7,555,396      9,385,323     19,075,046      2,187,500     19,453,743
Number of Leases.........            45             36             28             29             32              7              8
Rent Per Square
 Foot(3).................  $      22.84   $      33.34   $      38.88   $      36.87   $      27.65   $      31.46   $      46.83
LOS ANGELES
Square Feet(1)...........       357,836        253,795        380,261        293,188        369,763        430,377        596,757
% Square Feet(2).........          8.4%           6.0%           8.9%           6.9%           8.7%          10.1%          14.0%
Annualized Rent(3).......    11,964,619      7,504,059     10,213,477      8,738,858     10,382,751     12,475,110     20,564,657
Number of Leases.........            61             45             53             37             52             14             13
Rent Per Square
 Foot(3).................  $      33.44   $      29.57   $      26.86   $      29.81   $      28.08   $      28.99   $      34.46
DENVER
Square Feet(1)...........       750,472        576,871        408,095        336,540        503,148        264,915        484,851
% Square Feet(2).........         18.0%          13.8%           9.8%           8.1%          12.0%           6.3%          11.6%
Annualized Rent(3).......    15,283,072     12,073,126      8,238,072      7,507,760     11,881,401      5,830,241      8,668,756
Number of Leases.........           122             74             68             46             64             14             17
Rent Per Square
 Foot(3).................  $      20.36   $      20.93   $      20.19   $      22.31   $      23.61   $      22.01   $      17.88
ALL OTHERS
Square Feet(1)...........     3,681,978      4,151,788      4,014,267      4,081,499      3,413,738      2,607,557      1,156,936
% Square Feet(2).........         11.9%          13.5%          13.0%          13.2%          11.1%           8.5%           3.8%
Annualized Rent(3).......    79,620,573     92,679,080     87,400,267     84,277,711     77,789,692     54,639,973     28,648,144
Number of Leases.........           572            473            507            327            361            105             45
Rent Per Square
 Foot(3).................  $      21.62   $      22.32   $      21.77   $      20.65   $      22.79   $      20.95   $      24.76
TOTAL PORTFOLIO
Square Feet(1)...........    10,743,400     11,427,145     12,635,114     11,085,659     11,707,229      7,412,396      6,183,769
% Square Feet(2).........         10.9%          11.5%          12.8%          11.2%          11.8%           7.5%           6.2%
Annualized Rent(3).......   284,313,487    297,276,485    345,855,352    287,494,069    330,624,695    194,572,167    186,092,773
Number of Leases.........         1,533          1,292          1,301            942          1,020            323            223
Rent Per Square
 Foot(3).................  $      26.46   $      26.01   $      27.37   $      25.93   $      28.24   $      26.25   $      30.09


                                                                          2011 AND
                               2008           2009           2010          BEYOND          TOTALS
                           ------------   ------------   ------------   ------------   --------------
BOSTON
Square Feet(1)...........     1,002,116        467,093        934,341      1,498,064       12,929,047
% Square Feet(2).........          7.7%           3.6%           7.2%          11.5%            99.2%
Annualized Rent(3).......    35,438,434     15,029,730     36,004,862     47,101,908      433,731,466
Number of Leases.........            22             18             21             17              783
Rent Per Square
 Foot(3).................  $      35.36   $      32.18   $      38.54   $      31.44   $        33.55
CHICAGO
Square Feet(1)...........       968,199        692,010        933,509        425,824       10,718,633
% Square Feet(2).........          8.7%           6.2%           8.3%           3.8%            95.8%
Annualized Rent(3).......    25,208,026     21,537,978     22,078,188     10,027,849      286,712,009
Number of Leases.........            28             15             21              7              910
Rent Per Square
 Foot(3).................  $      26.04   $      31.12   $      23.65   $      23.55   $        26.75
SAN FRANCISCO
Square Feet(1)...........       589,801         71,749        356,193        237,529        6,527,420
% Square Feet(2).........          8.9%           1.1%           5.4%           3.6%            98.4%
Annualized Rent(3).......    22,223,468      2,664,916     15,973,973      7,370,183      238,029,388
Number of Leases.........            16              6             12              5              477
Rent Per Square
 Foot(3).................  $      37.68   $      37.14   $      44.85   $      31.03   $        36.47
NEW YORK
Square Feet(1)...........        97,956      1,145,867      1,318,291        553,377        4,937,893
% Square Feet(2).........          2.0%          23.0%          26.4%          11.1%            99.0%
Annualized Rent(3).......     5,389,491     56,002,883     60,833,251     22,416,461      229,837,700
Number of Leases.........             9              7              9             13              141
Rent Per Square
 Foot(3).................  $      55.02   $      48.87   $      46.15   $      40.51   $        46.55
SEATTLE
Square Feet(1)...........       252,253        477,245        533,120        304,091        7,352,802
% Square Feet(2).........          3.3%           6.3%           7.0%           4.0%            97.2%
Annualized Rent(3).......     6,793,321     13,557,488     16,270,537      7,717,213      201,612,406
Number of Leases.........             9              9             18              4              573
Rent Per Square
 Foot(3).................  $      26.93   $      28.41   $      30.52   $      25.38   $        27.42
WASHINGTON D.C.
Square Feet(1)...........       238,582        109,086        551,223        371,749        5,697,268
% Square Feet(2).........          4.1%           1.9%           9.6%           6.4%            98.8%
Annualized Rent(3).......     6,687,446      3,251,736     18,659,584     11,168,565      170,377,618
Number of Leases.........            15             14             14              8              362
Rent Per Square
 Foot(3).................  $      28.03   $      29.81   $      33.85   $      30.04   $        29.91
ATLANTA
Square Feet(1)...........        91,056        406,601        678,184        100,819        7,093,460
% Square Feet(2).........          1.2%           5.2%           8.7%           1.3%            90.6%
Annualized Rent(3).......     2,728,155      9,079,495     16,285,123        643,273      154,833,407
Number of Leases.........             2              9             10              2              473
Rent Per Square
 Foot(3).................  $      29.96   $      22.33   $      24.01   $       6.38   $        21.83
SAN JOSE
Square Feet(1)...........        33,908        157,552        133,381        118,749        2,673,075
% Square Feet(2).........          1.2%           5.8%           4.9%           4.4%            98.1%
Annualized Rent(3).......       737,220      4,676,136      4,649,392      3,260,623       86,180,541
Number of Leases.........             4              3              2              3              197
Rent Per Square
 Foot(3).................  $      21.74   $      29.68   $      34.86   $      27.46   $        32.24
LOS ANGELES
Square Feet(1)...........       190,512        149,266        117,585        695,587        3,834,927
% Square Feet(2).........          4.5%           3.5%           2.8%          16.4%            90.2%
Annualized Rent(3).......     5,199,212      3,994,683      2,814,601     15,503,217      109,355,245
Number of Leases.........             9              8              7              7              306
Rent Per Square
 Foot(3).................  $      27.29   $      26.76   $      23.94   $      22.29   $        28.52
DENVER
Square Feet(1)...........       349,847        109,658         22,244         89,889        3,896,530
% Square Feet(2).........          8.4%           2.6%           0.5%           2.2%            93.3%
Annualized Rent(3).......     8,248,574      2,383,105        514,151        855,865       81,484,121
Number of Leases.........             6              8              4              3              426
Rent Per Square
 Foot(3).................  $      23.58   $      21.73   $      23.11   $       9.52   $        20.91
ALL OTHERS
Square Feet(1)...........     1,267,208        877,625        419,891      2,363,084       28,035,571
% Square Feet(2).........          4.1%           2.8%           1.4%           7.7%            91.0%
Annualized Rent(3).......    27,273,981     21,738,964     11,019,224     44,788,334      609,875,942
Number of Leases.........            40             28             29             18            2,505
Rent Per Square
 Foot(3).................  $      21.52   $      24.77   $      26.24   $      18.95   $        21.75
TOTAL PORTFOLIO
Square Feet(1)...........     5,081,438      4,663,752      5,997,962      6,758,762       93,696,626
% Square Feet(2).........          5.1%           4.7%           6.1%           6.8%            94.6%
Annualized Rent(3).......   145,927,327    153,917,113    205,102,887    170,853,490    2,602,029,845
Number of Leases.........           160            125            147             87            7,153
Rent Per Square
 Foot(3).................  $      28.72   $      33.00   $      34.20   $      25.28   $        27.77

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

                                                             PERCENTAGE OF                                  PERCENTAGE OF
                                                               AGGREGATE                      ANNUALIZED      AGGREGATE
                                     PERCENT      TOTAL        PORTFOLIO                       RENT PER       PORTFOLIO
                          NUMBER     OF ALL     OCCUPIED       OCCUPIED        ANNUALIZED       SQUARE       ANNUALIZED
SQUARE FEET UNDER LEASE  OF LEASES   LEASES    SQUARE FEET    SQUARE FEET         RENT           FOOT           RENT
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

     ISSUANCE OF UNREGISTERED SECURITIES. In December 2000, EOP Partnership issued 73,776 Units at a weighted average price of $28.75 per Unit to three individual accredited investors and a limited liability company (the Units were recorded at a weighted average cost of $32.11 per Unit for a total of $2.4 million for accounting purposes) for the remaining 11% interest in certain partnerships that collectively own 11 office buildings located in suburban Philadelphia, Pennsylvania. We acquired an 89% interest in the partnerships in 1997. In addition, in December 2000 EOP Partnership issued 42,397 Units valued at $29.825 per Unit to three individual accredited investors in connection with the acquisition of rights to certain land located in San Francisco, California. The Units issued in these transactions were issued as a private placement of securities in reliance on an exemption from the registration requirements of the Securities Act pursuant to Section 4(2) and Rule 506 of Regulation D promulgated thereunder. Units issued by EOP Partnership generally are convertible into common shares of Equity Office on a one-for-one basis, or the cash equivalent thereof, subject to certain restrictions.

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

                                                             EQUITY OFFICE                           EQUITY OFFICE PREDECESSORS
                                      -----------------------------------------------------------   -----------------------------
                                                                                   FOR THE PERIOD   FOR THE PERIOD
                                                                                        FROM             FROM
                                                                                      JULY 11,        JANUARY 1,     FOR THE YEAR
                                           FOR THE YEARS ENDED DECEMBER 31,         1997 THROUGH     1997 THROUGH       ENDED
                                      ------------------------------------------    DECEMBER 31,       JULY 10,      DECEMBER 31,
                                        2000(2)          1999           1998          1997(3)            1997            1996
                                      ------------   ------------   ------------   --------------   --------------   ------------
                                                             (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
OPERATING DATA:
Revenues:
  Rental, parking and other.........  $  2,217,146   $  1,919,056   $  1,658,420    $    406,713       $327,017        $493,396
                                      ------------   ------------   ------------    ------------       --------        --------
        Total revenues..............     2,264,243      1,942,243      1,679,699         412,968        339,104         508,124
                                      ------------   ------------   ------------    ------------       --------        --------
Expenses:
  Interest..........................       525,787        413,995        338,611          76,675         80,481         119,595
  Depreciation and amortization.....       436,417        358,989        305,982          70,346         66,034          96,237
  Property operating and ground
    rent(4).........................       764,007        669,763        600,367         155,679        127,285         201,067
  General and administrative........        91,415         80,927         63,564          17,690         17,201          23,145
                                      ------------   ------------   ------------    ------------       --------        --------
        Total expenses..............     1,817,626      1,523,674      1,308,524         320,390        291,001         440,044
                                      ------------   ------------   ------------    ------------       --------        --------
Income before allocation to minority
  interests, income from investment
  in unconsolidated joint ventures,
  net gain (loss) on sales of real
  estate and extraordinary items....       446,617        418,569        371,175          92,578         48,103          68,080
Minority interests..................       (66,219)       (50,153)       (38,340)         (7,799)          (912)         (2,086)
Income from investment in
  unconsolidated joint ventures.....        56,251         13,824         11,267           3,173          1,982           2,093
Net gain (loss) on sales of real
  estate and extraordinary items....        34,211         49,113          4,927         (16,240)        12,236           5,338
                                      ------------   ------------   ------------    ------------       --------        --------
Net income..........................       470,860        431,353        349,029          71,712         61,409          73,425
Put option settlement...............        (2,576)        (5,658)            --              --             --              --
Preferred distributions.............       (43,348)       (43,603)       (32,202)           (649)            --              --
                                      ------------   ------------   ------------    ------------       --------        --------
Net income available for Common
  Shares............................  $    424,936   $    382,092   $    316,827    $     71,063       $ 61,409        $ 73,425
                                      ============   ============   ============    ============       ========        ========
Net income available per weighted
  average Common Share
  outstanding -- Basic..............  $       1.53   $       1.49   $       1.25    $       0.44
                                      ============   ============   ============    ============
Net income available per weighted
  average Common Share
  outstanding -- Diluted............  $       1.52   $       1.48   $       1.24    $       0.43
                                      ============   ============   ============    ============
Weighted average Common Shares
  outstanding -- Basic..............   277,186,733    256,045,895    253,167,037     162,591,477
                                      ============   ============   ============    ============
Weighted average Common Shares and
  common share equivalents
  outstanding -- Diluted............   318,997,407    291,157,204    283,974,532     180,014,027
                                      ============   ============   ============    ============
Cash distributions declared per
  Common Share......................  $       1.74   $       1.58   $       1.38    $       0.56
                                      ============   ============   ============    ============

                                                           EQUITY OFFICE                          EQUITY OFFICE PREDECESSORS
                                      --------------------------------------------------------   -----------------------------
                                                                                FOR THE PERIOD   FOR THE PERIOD
                                                                                     FROM             FROM
                                                                                   JULY 11,        JANUARY 1,     FOR THE YEAR
                                         FOR THE YEARS ENDED DECEMBER 31,        1997 THROUGH     1997 THROUGH       ENDED
                                      ---------------------------------------    DECEMBER 31,       JULY 10,      DECEMBER 31,
                                        2000(2)        1999          1998          1997(3)            1997            1996
                                      -----------   -----------   -----------   --------------   --------------   ------------
                                                                       (DOLLARS IN THOUSANDS)
BALANCE SHEET DATA (at end of
  period):
Investment in real estate, net of
  accumulated depreciation..........  $16,641,325   $12,572,153   $13,331,560    $10,976,319              --       $3,291,815
Total assets........................  $18,794,253   $14,046,058   $14,261,291    $11,751,672              --       $3,912,565
Mortgage debt, unsecured notes and
  lines of credit...................  $ 8,802,994   $ 5,851,918   $ 6,025,405    $ 4,284,317              --       $1,964,892
Total liabilities...................  $ 9,504,662   $ 6,334,985   $ 6,472,613    $ 4,591,697              --       $2,174,483
Minority interests..................  $ 1,218,396   $   883,454   $   737,715    $   754,818              --       $   11,080
Redeemable common shares............  $    54,122   $    51,546   $   100,000    $   100,000              --               --
Preferred shares....................  $   613,923   $   615,000   $   615,000    $   200,000              --               --
Shareholders' equity/Owners'
  equity............................  $ 7,403,150   $ 6,161,073   $ 6,335,963    $ 6,105,157              --       $1,727,002
OTHER DATA:
General and administrative expenses
  as a percentage of total
  revenues..........................          4.0%          4.2%          3.8%           4.3%            5.1%             4.6%
Number of Office Properties.........          381           294           284            258              --               84
Net rentable square feet of Office
  Properties (in millions)..........         99.0          77.0          75.1           65.3              --             29.2
Occupancy of Office Properties......           95%           94%           95%            94%             --               90%
Funds from Operations(5)............  $   910,959   $   749,641   $   661,645    $   160,929       $ 113,022       $  160,460
                                      ===========   ===========   ===========    ===========       =========       ==========
Property net operating income(6)....  $ 1,463,151   $ 1,256,180   $ 1,065,714    $   253,418       $ 202,108       $  294,556
                                      ===========   ===========   ===========    ===========       =========       ==========
Earnings before interest, taxes,
  depreciation and
  amortization(7)...................  $ 1,535,943   $ 1,226,053   $ 1,046,626    $   241,477       $ 196,134       $  283,490
                                      ===========   ===========   ===========    ===========       =========       ==========
Cash flow provided by operating
  activities........................  $   907,343   $   720,711   $   759,151    $   190,754       $  95,960       $  165,975
                                      ===========   ===========   ===========    ===========       =========       ==========
Cash flow (used for) investing
  activities........................  $(1,311,778)  $   (67,138)  $(2,231,712)   $(1,592,272)      $(571,068)      $ (924,227)
                                      ===========   ===========   ===========    ===========       =========       ==========
Cash flow provided (used for) by
  financing activities..............  $   455,353   $  (718,315)  $ 1,310,788    $ 1,630,346       $ 245,851       $1,057,551
                                      ===========   ===========   ===========    ===========       =========       ==========
Ratio of earnings to combined fixed
  charges and preferred share
  dividends.........................          1.8           1.8           1.9            2.1             1.6              1.5
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

     Equity Office calculates Funds from Operations as follows:

                                                              EQUITY OFFICE                       EQUITY OFFICE PREDECESSORS
                                            --------------------------------------------------   -----------------------------
                                                                                FOR THE PERIOD   FOR THE PERIOD
                                                                                     FROM             FROM
                                                                                   JULY 11,        JANUARY 1,     FOR THE YEAR
                                            FOR THE YEARS ENDED DECEMBER 31,     1997 THROUGH     1997 THROUGH       ENDED
                                            ---------------------------------    DECEMBER 31,       JULY 10,      DECEMBER 31,
                                             2000(2)      1999        1998         1997(3)            1997            1996
                                            ---------   ---------   ---------   --------------   --------------   ------------

   Income before allocation to minority
     interests, income from investment in
     unconsolidated joint ventures, net
     gain on sales of real estate and
     extraordinary items..................  $446,617    $418,569    $371,175       $ 92,578         $ 48,103        $ 68,080

   Add (deduct):

     Income allocated to minority interest
       for partially owned properties.....    (5,370)     (1,981)     (2,114)          (789)            (912)         (2,086)

     Income from investment in
       unconsolidated joint ventures......    56,251      13,824      11,267          3,173            1,982           2,093

     Depreciation and amortization (real
       estate related) (including share of
       unconsolidated joint ventures).....   459,385     368,490     313,519         66,616           63,849          92,373

     Put option settlement................    (2,576)     (5,658)         --             --               --              --

     Preferred distributions..............   (43,348)    (43,603)    (32,202)          (649)              --              --
                                            --------    --------    --------       --------         --------        --------

   Funds from Operations..................  $910,959    $749,641    $661,645       $160,929         $113,022        $160,460
                                            ========    ========    ========       ========         ========        ========

(6) Property net operating income is defined as rental income, including tenant reimbursements, parking and other income less property operating expenses, including real estate taxes, insurance, repairs and maintenance and other property operating expenses.

(7) Earnings before interest, taxes, depreciation and amortization is presented because Equity Office believes this data is used by some investors to evaluate Equity Office's ability to meet debt service requirements. Equity Office considers earnings before interest, taxes, depreciation and amortization to be an indicative measure of its operating performance due to the significance of Equity Office's long-lived assets and because this data can be used to measure Equity Office's ability to service debt, fund capital expenditures and expand its business. However, this data should not be considered as an alternative to net income, operating profit, cash flows from operations or any other operating or liquidity performance measure prescribed by GAAP. In addition, earnings before interest, taxes, depreciation and amortization as calculated by Equity Office may not be comparable to similarly titled measures reported by other companies. Interest expense, taxes, depreciation and amortization, which are not reflected in the presentation of earnings before interest, taxes, depreciation and amortization, have been, and will be, incurred by Equity Office. Investors are cautioned that these excluded items are significant components in understanding and assessing Equity Office's financial performance.

     Equity Office calculates earnings before interest, taxes, depreciation and amortization as follows:

                                                                EQUITY OFFICE                        EQUITY OFFICE PREDECESSORS
                                            -----------------------------------------------------   -----------------------------
                                                                                   FOR THE PERIOD   FOR THE PERIOD
                                                                                        FROM             FROM
                                                                                      JULY 11,        JANUARY 1,     FOR THE YEAR
                                              FOR THE YEARS ENDED DECEMBER 31,      1997 THROUGH     1997 THROUGH       ENDED
                                            ------------------------------------    DECEMBER 31,       JULY 10,      DECEMBER 31,
                                             2000(2)        1999         1998         1997(3)            1997            1996
                                            ----------   ----------   ----------   --------------   --------------   ------------

   EARNINGS BEFORE INTEREST, TAXES,
     DEPRECIATION AND AMORTIZATION:

     Net income available for Common
       Shares.............................  $  424,936   $  382,092   $  316,825      $ 71,063         $ 61,409        $ 73,425

     Plus Minority Interest- Operating
       Partnership........................      59,376       48,172       36,226         7,010               --              --

     Plus depreciation and lease
       amortization.......................     426,671      354,296      299,578        66,168           63,263          91,962

     Plus preferred distributions.........      43,348       43,603       32,202           649               --              --

     Plus put option settlement...........       2,576        5,658           --            --               --              --

     Plus interest expense and loan
       amortization.......................     535,533      418,688      345,015        80,853           83,252         123,870

     Plus taxes...........................       2,719          656        1,666           239              868           1,375

     Less: income from investment in
       unconsolidated joint ventures, net
       of income allocated to minority
       interest in partially owned
       properties.........................     (49,408)     (11,843)      (9,153)       (2,384)          (1,070)             (7)

     Plus Equity Office's share of
       earnings before interest, taxes,
       depreciation and amortization from
       its investment in unconsolidated
       joint venture, net of earnings
       before interest, taxes,
       depreciation and amortization
       allocated to minority interests in
       partially owned properties.........     122,930       33,844       29,194         1,638              648          (1,797)

     Less/plus net (gain)loss on sales of
       real estate and extraordinary
       items..............................     (32,738)     (49,113)      (4,927)       16,241          (12,236)         (5,338)
                                            ----------   ----------   ----------      --------         --------        --------

   EARNINGS BEFORE INTEREST, TAXES,
     DEPRECIATION AND AMORTIZATION:.......  $1,535,943   $1,226,053   $1,046,626      $241,477         $196,134        $283,490
                                            ==========   ==========   ==========      ========         ========        ========

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

SPIEKER MERGER

     On February 22, 2001, Equity Office and Spieker Properties, Inc. ("Spieker") entered into a merger agreement in which Spieker will merge into Equity Office and Spieker Properties, L.P., ("Spieker Partnership") Spieker's operating partnership subsidiary, will merge into EOP Partnership (the "Spieker Merger"). The transaction values Spieker (including the outside interests in Spieker Partnership) at approximately $7.3 billion, which includes transaction costs and the assumption of approximately $2.1 billion in debt and $356.3 million in preferred stock and partnership units. Equity Office will pay approximately $1.2 billion in cash and issue approximately 117.7 million new Equity Office common shares and EOP Partnership units and 14.3 million new Equity Office preferred shares in the transaction. We intend to finance the $1.2 billion cash portion of the purchase price using a combination of available borrowing capacity under the line of credit and a new bridge loan facility to be entered into before the closing of the merger. In May 2001, EOP Partnership received a commitment for a $1.0 billion bridge loan facility with a term of 364 days at an interest rate based on LIBOR plus 80 basis points, subject to EOP Partnership's credit rating. Equity Office will guarantee any outstanding obligation under the bridge loan credit facility. EOP Partnership and Equity Office have agreed, jointly and severally, to pay a commitment fee of 20 basis points, or $2.0 million, if the bridge facility is not refinanced within 120 days from the date of funding.

     Following the Merger, Equity Office will own and operate approximately 124 million square feet of office space nationwide, including 25 million square feet of office space attributable to Spieker. Equity Office will also acquire Spieker's industrial portfolio of approximately 12.7 million square feet and its development properties totaling 1.7 million square feet.

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

Net Gain on Sales of Real Estate

     Net gain on sales of real estate decreased due to the combined gross sales price in excess of book value at the time of disposition for the seven office properties, 11 parking facilities and the partial sale of two Office Properties in 2000 being less than the combined gross sales price in excess of book value at the time of disposition for four office properties and the partial sale of 12 Office Properties in 1999.

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

EQUITY SECURITIES

     A summary of the activity of Equity Office's Common Shares, redeemable common shares, and EOP Partnership's Units during 2000 is as follows:

                                                          REDEEMABLE
                                         COMMON SHARES   COMMON SHARES     UNITS         TOTAL
                                         -------------   -------------   ----------   -----------
Balance at December 31, 1999...........   249,864,590      1,717,844     34,203,912   285,786,346
  Issued for property acquisitions.....            --             --        436,303       436,303
  Units redeemed for Common Shares.....     4,825,210             --     (4,825,210)           --
  Restricted Shares issued/cancelled,
     net...............................       528,300             --             --       528,300
  Issued through exercise of options...     3,592,769             --             --     3,592,769
  Issued in the Cornerstone Merger.....    51,168,041             --     12,398,805    63,566,846
  Common Shares issued through the
     Dividend Reinvestment Program.....         4,695             --             --         4,695
  Common Shares issued for payment of
     Board of Trustees fees............         7,647             --             --         7,647
  Units converted to cash..............            --             --       (152,919)     (152,919)
  Repurchases(a).......................    (4,742,500)            --             --    (4,742,500)
                                          -----------      ---------     ----------   -----------
Balance at December 31, 2000...........   305,248,752      1,717,844     42,060,891   349,027,487
                                          ===========      =========     ==========   ===========

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

Common Share totaling approximately $4.1 million was reflected as a preferred distribution. The remaining $7.2 million of the payment was recorded as a reduction to redeemable common shares.

     The WR Holders exercised their option to extend the date to August 13, 2001, at which time the WR Holders can require Equity Office to purchase all or a portion of the remaining 1,717,844 Common Shares issued to them at a price equal to $31.50 per Common Share. Prior to such date, if the WR Holders sell all or a portion of their Common Shares to a third party for a price less than $29.10625, then Equity Office is obligated to pay to the WR Holders for each Common Share sold at such lower price an amount equal to the difference between $29.10625 and such lower price, not to exceed $3.00 per Common Share. Any amounts paid by Equity Office as a result of such sales will be recorded as a reduction in redeemable common shares. For put options exercised on August 13, 2001, any amounts paid up to $29.10625 per Common Share would be reflected as a reduction in redeemable common shares and the portion of any amounts paid in excess of $29.10625 per Common Shares (not to exceed $2.39375 per Common Share up to an aggregate of approximately $4.1 million) will be reflected as a put option settlement. The $4.1 million portion of the total potential payment has been reflected as a put option settlement on a straight-line basis over the period between August 13, 1999 and August 13, 2000.

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

CAPITAL AND TENANT IMPROVEMENTS

     Capital Improvements:

     Significant renovations and improvements which improve or extend the useful life of the assets are capitalized. Equity Office categorizes these capital improvements as follows:

          - Non-recurring capital improvements -- capital improvements completed in the year of acquisition and the following two years (which were planned at the time of acquisition) and major renovations that enhance the value of the property (such as lobby renovation, roof replacement or significant renovations for ADA compliance);
          - Recurring capital improvements -- capital improvements incurred that enhance the value of the Property that are not classified as non-recurring capital improvements (such as chiller replacement, elevator upgrades or replacement of furniture, fixtures and equipment);
          - Development costs -- all hard and soft costs associated with the development or redevelopment of a Property, including tenant improvements, leasing commissions and capitalized interest and operating costs until the Property is substantially complete and ready for its intended use;

     Tenant Improvements and Leasing Commissions:

     Costs related to the renovation, alteration or build-out of either raw space or existing second generation space are capitalized. These tenant improvements and leasing commissions may include, but are not limited to, floor coverings, ceilings, walls, HVAC, mechanical, electrical, plumbing and fire protection systems.

     Equity Office categorizes these tenant improvements and leasing commissions as follows:

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

     The table below details the amounts incurred for each type of improvement:

                                                         FOR THE YEARS ENDED DECEMBER 31,
                                                        -----------------------------------
                                                           2000         1999        1998
                                                        ----------   ----------   ---------
                                                         (DOLLARS IN THOUSANDS, EXCEPT PER
                                                               SQUARE FOOT AMOUNTS)
CAPITAL IMPROVEMENTS:
Development costs.....................................   $115,792     $133,243     $70,040
Non-recurring capital improvements....................   $ 34,636     $ 64,882     $44,058
Recurring capital improvements........................   $ 25,467     $ 16,773     $12,767
Recurring capital improvements per weighted average
  square foot.........................................   $   0.29     $   0.22     $  0.18
TENANT IMPROVEMENTS AND LEASING COMMISSIONS:
(The amounts shown below represent the total tenant improvement and leasing commissions for leases which commenced during the respective year, regardless of when such costs were actually paid which is a more useful measure of the total Tenant Improvements and Leasing
  Commissions cost for the years presented).
Revenue enhancing.....................................   $ 45,131     $ 23,873     $42,817
Per square foot leased................................   $  28.71     $  20.25     $ 16.33
Non-revenue enhancing:
  Non-revenue enhancing -- renewals...................   $ 39,974     $ 31,638     $27,176
  Per square foot leased..............................   $   6.88     $   7.30     $  7.74
  Non-revenue enhancing -- retenanted.................   $ 90,706     $ 52,056     $33,324
  Per square foot leased..............................   $  13.71     $  13.88     $ 16.97
                                                         --------     --------     -------
Total non-revenue enhancing...........................   $130,680     $ 83,694     $60,500
Per square foot leased................................   $  10.52     $  10.35     $ 11.05

     The above information includes actual capital improvements and tenant improvements and leasing commissions for leases which commenced during the respective year for the years ended 2000, 1999 and 1998. The amounts included in the Statements of Cash Flows represent the cash expenditures made during each of these respective years. The differences between these amounts represent timing differences between the lease commencement dates and the actual cash expenditures as well as corporate furniture, fixtures and equipment. The reconciliation between the amounts above and the Statements of Cash Flows is as follows:

                                                       FOR THE YEARS ENDED DECEMBER 31,
                                                       ---------------------------------
                                                         2000        1999        1998
                                                       ---------   ---------   ---------
                                                            (DOLLARS IN THOUSANDS)
Total Capital Improvements, Tenant Improvements and
  Leasing Commissions per above......................  $351,706    $322,465    $230,182
Timing Differences...................................       734      14,674      20,852
Corporate Furniture, Fixtures and Equipment and
  Other..............................................    20,711      15,422       2,396
                                                       --------    --------    --------
Total Capital Improvements, Tenant Improvements and
  Leasing Commissions per Statement of Cash Flows....  $373,151    $352,561    $253,430
                                                       ========    ========    ========

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

     During 2000, Staff Accounting Bulletin 101 Revenue Recognition in Financial Statements ("SAB 101") was issued by the SEC providing guidance on the recognition of revenue. SAB 101 did not have a material effect on the results of operations of Equity Office.

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

     The following table reflects the calculation of Funds from Operations for the years ended December 31, 2000, 1999 and 1998:

                                                   FOR THE YEARS ENDED DECEMBER 31,
                                                 -------------------------------------
                                                    2000         1999         1998
                                                 -----------   ---------   -----------
                                                        (DOLLARS IN THOUSANDS)
Income before allocation to minority interests,
  income from investment in unconsolidated
  joint ventures, net gain on sales of real
  estate and extraordinary items...............  $   446,617   $ 418,569   $   371,175
Add (deduct):
  Income allocated to minority interests for
     partially owned properties................       (5,370)     (1,981)       (2,114)
  Income from investment in unconsolidated
     joint ventures............................       56,251      13,824        11,267
  Depreciation and amortization (real estate
     related) (including share of
     unconsolidated joint ventures)............      459,385     368,490       313,519
  Put option settlement........................       (2,576)     (5,658)           --
  Preferred distributions......................      (43,348)    (43,603)      (32,202)
                                                 -----------   ---------   -----------
Funds from Operations(1).......................      910,959     749,641       661,645
  Less deferred rental revenue.................      (69,822)    (65,397)      (68,107)
  Plus deferred rental expense.................        2,477       2,083         2,613
                                                 -----------   ---------   -----------
Adjusted Funds from Operations.................  $   843,614   $ 686,327   $   596,151
                                                 ===========   =========   ===========
Cash Flow provided by (used for):
  Operating Activities.........................  $   907,343   $ 720,711   $   759,151
  Investing Activities.........................  $(1,311,778)  $ (67,138)  $(2,231,712)
  Financing Activities.........................  $   455,353   $(718,315)  $ 1,310,788
Ratio of earnings to combined fixed charges and
  preferred share dividends....................          1.8         1.8           1.9

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

                                                               Ernst & Young LLP

Chicago, Illinois
February 5, 2001 except for Note 26,
as to which the date is February 23, 2001

                         EQUITY OFFICE PROPERTIES TRUST
                          CONSOLIDATED BALANCE SHEETS

                                                                      DECEMBER 31,
                                                              -----------------------------
                                                                  2000            1999
                                                              -------------   -------------
                                                              (DOLLARS IN THOUSANDS, EXCEPT
                                                                   PER SHARE AMOUNTS)
ASSETS:
  Investment in real estate.................................   $17,460,534     $12,847,389
  Developments in process...................................        70,422         229,225
  Land available for development............................        88,424         125,926
  Accumulated depreciation..................................      (978,055)       (630,387)
                                                               -----------     -----------
    Investment in real estate, net of accumulated
     depreciation...........................................    16,641,325      12,572,153
  Cash and cash equivalents.................................        53,256           2,338
  Tenant and other receivables (net of allowance for
    doubtful accounts of $1,873 and $1,244, respectively)...       101,784          54,497
  Deferred rent receivable..................................       207,088         138,697
  Escrow deposits and restricted cash.......................        39,832          19,754
  Investment in unconsolidated joint ventures...............     1,164,613         865,863
  Deferred financing costs (net of accumulated amortization
    of $21,756 and $14,863, respectively)...................        81,854          55,196
  Deferred leasing costs (net of accumulated amortization of
    $39,906 and $22,461, respectively)......................       151,178          97,743
  Prepaid expenses and other assets (net of discounts of
    $78,871 and $63,787, respectively)......................       353,323         239,817
                                                               -----------     -----------
    Total Assets............................................   $18,794,253     $14,046,058
                                                               ===========     ===========
LIABILITIES, MINORITY INTERESTS, REDEEMABLE COMMON SHARES
  AND SHAREHOLDERS' EQUITY:
  Mortgage debt (including a net (discount)/premium of
    $(17,825) and $10,574, respectively)....................   $ 2,915,801     $ 1,743,871
  Unsecured notes (including a net (discount)/premium of
    $(3,807) and $47, respectively).........................     5,836,193       3,655,047
  Lines of credit...........................................        51,000         453,000
  Accounts payable and accrued expenses.....................       497,811         318,003
  Distribution payable......................................         3,681           5,446
  Other liabilities.........................................       200,176         159,618
                                                               -----------     -----------
    Total Liabilities.......................................     9,504,662       6,334,985
                                                               -----------     -----------
  Commitments and contingencies.............................
  Minority Interests:
    EOP Partnership.........................................     1,021,235         844,427
    Partially owned properties..............................       197,161          39,027
                                                               -----------     -----------
      Total Minority Interests..............................     1,218,396         883,454
                                                               -----------     -----------
  Redeemable common shares (1,717,844 Common Shares
    redeemable at $31.50 per share).........................        54,122          51,546
                                                               -----------     -----------
Shareholders' Equity
  Preferred Shares, 100,000,000 authorized:
    8.98% Series A Cumulative Redeemable Preferred Shares,
     liquidation preference $25.00 per share, 7,994,000 and
     8,000,000 issued and outstanding.......................       199,850         200,000
    5.25% Series B Convertible, Cumulative Redeemable
     Preferred Shares, liquidation preference $50.00 per
     share, 6,000,000 issued and outstanding................       300,000         300,000
    8.625% Series C Cumulative Redeemable Preferred Shares,
     liquidation preference $25.00 per share, 4,562,900 and
     4,600,000 issued and outstanding, respectively.........       114,073         115,000
  Common Shares, $0.01 par value; 750,000,000 shares
    authorized, 305,248,752 and 249,864,590 issued and
    outstanding, respectively...............................         3,053           2,499
  Additional paid in capital................................     7,595,918       6,229,340
  Deferred compensation.....................................       (14,871)        (10,064)
  Distributions in excess of accumulated earnings...........      (152,695)        (71,640)
  Accumulated other comprehensive (loss) income.............       (28,255)         10,938
                                                               -----------     -----------
    Total Shareholders' Equity..............................     8,017,073       6,776,073
                                                               -----------     -----------
    Total Liabilities, Minority Interests, Redeemable common
     shares and Shareholders' Equity........................   $18,794,253     $14,046,058
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

                         EQUITY OFFICE PROPERTIES TRUST
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                            AND COMPREHENSIVE INCOME

                                                                FOR THE YEARS ENDED DECEMBER 31,
                                                              ------------------------------------
                                                                 2000         1999         1998
                                                              ----------   ----------   ----------
                                                                     (DOLLARS IN THOUSANDS)
PREFERRED SHARES:
Balance, beginning of period................................  $  615,000   $  615,000   $  200,000
  8.98% Series A Cumulative Redeemable......................          --           --           --
  5.25% Series B Convertible, Cumulative Redeemable.........          --           --      300,000
  8.625% Series C Cumulative Redeemable.....................          --           --      115,000
  Repurchases...............................................      (1,077)          --           --
                                                              ----------   ----------   ----------
Balance, end of period......................................  $  613,923   $  615,000   $  615,000
                                                              ==========   ==========   ==========
COMMON SHARES, $0.01 PAR VALUE PER SHARE:
Balance, beginning of period................................  $    2,499   $    2,565   $    2,461
  Issuance of Common Shares through exercise of share
    options.................................................          36            1            8
  Issuance of Common Shares in exchange for Units...........          48            8           76
  Issuance of Units in exchange for Common Shares...........          --          (82)          --
  Sale of Common Shares, net................................          --           --           16
  Issuance of Common Shares for Cornerstone Merger..........         512           --           --
  Reclassification of redeemable common shares..............          --           17           --
  Common Shares repurchased.................................         (47)         (10)          --
  Common Shares issued for restricted shares, trustee fees
    and for the dividend reinvestment plan, net of
    restricted shares retired...............................           5                         4
                                                              ----------   ----------   ----------
Balance, end of period......................................  $    3,053   $    2,499   $    2,565
                                                              ==========   ==========   ==========
ADDITIONAL PAID IN CAPITAL:
Balance, beginning of period................................  $6,229,340   $6,398,600   $6,129,031
  Issuance of Common Shares for acquisitions................          --           --       27,445
  Issuance of Common Shares through exercise of share
    options.................................................      81,920        2,680       15,460
  Issuance of Common Shares in exchange for Units...........     127,442       19,395      197,627
  Issuance of Units in exchange for Common Shares...........          --     (172,558)          --
  Preferred shares and other offering costs.................         (28)        (854)     (14,631)
  Sale of Common Shares, net................................          --           --       43,967
  Issuance of Common Shares for Cornerstone Merger..........   1,268,088           --
  Reclassification of redeemable common shares..............          --       49,983           --
  Common Shares issued for restricted shares, trustee fees
    and for the dividend reinvestment plan, net of
    restricted shares retired...............................      12,912           --        8,636
  Common Shares repurchased.................................    (119,586)     (23,980)          --
  Exercise of put options...................................          --       (7,226)          --
  Adjustment for minority interests ownership in EOP
    Partnership.............................................      (4,170)     (36,700)      (8,935)
                                                              ----------   ----------   ----------
Balance, end of period......................................  $7,595,918   $6,229,340   $6,398,600
                                                              ==========   ==========   ==========
DEFERRED COMPENSATION:
Balance, beginning of period................................  $  (10,064)  $  (14,997)  $   (9,486)
  Shares granted............................................     (13,274)          --       (8,640)
  Shares retired............................................         757           --           --
  Amortization of restricted shares.........................       7,710        4,933        3,129
                                                              ----------   ----------   ----------
Balance, end of period......................................  $  (14,871)  $  (10,064)  $  (14,997)
                                                              ==========   ==========   ==========
DISTRIBUTIONS IN EXCESS OF ACCUMULATED EARNINGS AND OTHER
  COMPREHENSIVE INCOME:
Balance, beginning of period................................  $  (60,702)  $  (50,205)  $  (16,849)
                                                              ----------   ----------   ----------
  Comprehensive income:
      Net income............................................     470,860      431,353      349,029
    Other comprehensive income (loss):
    Unrealized holding (losses) gains arising during the
      period................................................     (39,193)      10,938           --
                                                              ----------   ----------   ----------
  Comprehensive income......................................     431,667      442,291      349,029
  Put option settlement.....................................      (2,576)      (5,658)          --
  Preferred distributions...................................     (43,348)     (43,603)     (32,202)
  Distributions to common shareholders......................    (505,991)    (403,527)    (350,183)
                                                              ----------   ----------   ----------
Balance, end of period......................................  $ (180,950)  $  (60,702)  $  (50,205)
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

Investment in Real Estate

     Rental property and improvements, including interest and other costs capitalized during construction, are included in investment in real estate and are stated at cost. Expenditures for ordinary maintenance and repairs are expensed to operations as they are incurred. Significant renovations and improvements, which improve or extend the useful life of the assets are capitalized. Equity Office capitalizes costs to be incurred and does not accrue in advance for planned major maintenance activity. Except for amounts attributed to land, rental property and improvements are depreciated over their estimated useful lives using the straight-line method. The estimated useful lives by asset category are:

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

     Rental properties are individually evaluated for impairment when conditions exist which may indicate that it is probable that the sum of expected future cash flows (on an undiscounted basis) from a rental property are less than its historical net cost basis. Upon determination that a permanent impairment has occurred, rental properties are reduced to their fair value.

     For properties to be disposed of, an impairment loss is recognized when the fair value of the property, less the estimated cost to sell, is less than the carrying amount of the property measured at the time Equity Office has a commitment to sell the property and/or is actively marketing the property for sale. A property to be disposed of is reported at the lower of its carrying amount or its estimated fair value, less its cost to sell. Subsequent to the date that a property is held for disposition, depreciation expense is not provided for in the statement of operations.

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

Reclassifications

     Certain reclassifications have been made to the previously reported 1999 and 1998 statements in order to provide comparability with the 2000 statements reported herein. These reclassifications have not changed the 1999 or 1998 results or combined shareholders' equity and redeemable common shares.

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

(3) The total acquisition cost of Sunset North Corporate Campus represents the cost to acquire the remaining interest in the Property from Wright Runstad Associates Limited Partnership ("WRALP"), a related party at the time of acquisition (See Note 22 -- Related Party Transactions, subfootnote (3)) and consisted of the assumption of debt and the remainder in cash.

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

(5) See Note 22 -- Related Party Transactions, subfootnote (6). Foundry Square is a project with four sites, each of which has a separate joint venture structure. Equity Office's economic ownership interests are approximately 68%, 64%, 40% and 40%.

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

NOTE 12 -- MINORITY INTERESTS IN PARTIALLY OWNED PROPERTIES

     The following Properties are controlled and partially owned by Equity Office but have partners with minority interests. Equity Office has included 100% of the financial condition and results of operations of these properties in the consolidated financial statements and made an allocation to the minority interests. The equity interests of the unaffiliated partners are reflected as minority interests. The financial condition and results of operations of these Properties is consolidated since Equity Office owns at least 50% of the respective ownership entities and controls the major decisions regarding the respective Properties. Equity Office's legal ownership of each Property and its economic interest in each Property is substantially the same.

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

NOTE 13 -- REDEEMABLE COMMON SHARES

    As of December 31, 2000, 1999 and 1998, 1,717,844, 1,717,844, and 3,435,688
    redeemable common shares were outstanding, respectively, which relate to a put option agreement entered into with Wright Runstad & Company in connection with the acquisition of certain Properties in December 1997. In September 1999, Equity Office and the holders of the put options (the "WR Holders") agreed to cancel a portion of the put option related to 1,717,844 shares in exchange for Equity Office's payment to the WR Holders of approximately $11.3 million. The WR Holders exercised their option to extend the date to August 13, 2001 at which time the WR Holders can require Equity Office to purchase all or a portion of the remaining 1,717,844 Common Shares issued to them at a price equal to $31.50 per Common Share. Prior to such date, if the WR Holders sell all or a portion of their Common Shares to a third party for a price less than $29.10625, then Equity Office is obligated to pay to the WR Holders for each Common Share sold at such lower price an amount equal to the difference between $29.10625 and such lower price, not to exceed $3.00 per Common Share. Any amounts paid by Equity Office as a result of such sales will be recorded as a reduction in redeemable common shares. For put options exercised on August 13, 2001, any amounts paid up to $29.10625 per Common Share would be reflected as a reduction in redeemable common shares and the portion of any amounts paid in excess of $29.10625 per Common Share (not to exceed $2.39375 per Common Share up to an aggregate of approximately $4.1 million) will be reflected as a put option settlement. The $4.1 million portion of the total potential payment has been reflected as a put option settlement on a straight-line basis over the period between August 13, 1999 and August 13, 2000. Equity Office is not subject to sinking fund requirements pertaining to the Redeemable Common Shares.

NOTE 14 -- SHAREHOLDERS' EQUITY

Common Shares

     The following table presents the changes in the issued and outstanding Common Shares, since January 1, 1999 (excluding Units of 42,060,891 and 34,203,912 outstanding at December 31, 2000 and 1999, respectively, which are convertible into Common Shares on a one-for-one basis, or the cash equivalent thereof, subject to certain restrictions):

                                                               2000           1999
                                                            -----------    -----------
Outstanding at January 1,.................................  249,864,590    256,465,969
  Common Shares exchanged for Units(1)....................           --     (8,220,969)
  Reclass of Redeemable Common Shares.....................           --      1,717,844
  Units redeemed for Common Shares........................    4,825,210        833,493
  Restricted share issued/cancelled, net..................      528,300        (20,000)
  Share options exercised.................................    3,592,769        128,287
  Common Shares issued in the Cornerstone Merger..........   51,168,041             --
  Common Shares issued through the Dividend Reinvestment
     Program..............................................        4,695             --
  Common Shares issued for payment of Board of Trustees
     fees.................................................        7,647             --
  Repurchases(2)..........................................   (4,742,500)    (1,040,034)
                                                            -----------    -----------
Outstanding at December 31,...............................  305,248,752    249,864,590
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

Distributions

     The following tables summarize the distributions paid to common shareholders, unitholders and preferred shareholders during the years ended December 31, 2000 and 1999:

                                                   DISTRIBUTION
                                                    AMOUNT PER        DATE      RECORD
                                                   SHARE/ UNIT        PAID       DATE
                                                   ------------       ----      ------
Common Shares/Units(1)...........................   $     0.45      12-29-00   12-15-00
                                                    $     0.45      10-13-00    9-29-00
                                                    $     0.42       7-17-00    6-30-00
                                                    $     0.42       4-14-00    3-31-00
                                                    $     0.42      12-29-99   12-15-99
                                                    $     0.42      10-13-99    9-30-99
                                                    $     0.37       7-12-99    6-30-99
                                                    $     0.37       4-12-99    3-31-99
Series A Preferred Shares........................   $  0.56125      12-15-00    12-1-00
                                                    $  0.56125       9-15-00     9-1-00
                                                    $  0.56125       6-15-00     6-1-00
                                                    $  0.56125       3-15-00     3-1-00
                                                    $  0.56125      12-15-99    12-1-99
                                                    $  0.56125       9-15-99     9-1-99
                                                    $  0.56125       6-15-99     6-1-99
                                                    $  0.56125       3-15-99     3-1-99

                                                   DISTRIBUTION
                                                    AMOUNT PER        DATE      RECORD
                                                   SHARE/ UNIT        PAID       DATE
                                                   ------------       ----      ------
Series B Preferred Shares........................   $  0.65625      11-15-00    11-1-00
                                                    $  0.65625       8-15-00     8-1-00
                                                    $  0.65625       5-15-00     5-1-00
                                                    $  0.65625       2-15-00     2-1-00
                                                    $  0.65625      11-15-99    11-1-99
                                                    $  0.65625       8-16-99     8-2-99
                                                    $  0.65625       5-17-99     5-3-99
                                                    $  0.65625       2-16-99     2-1-99
Series C Preferred Shares........................   $0.5390625      12-15-00    12-1-00
                                                    $0.5390625       9-15-00     9-1-00
                                                    $0.5390625       6-15-00     6-1-00
                                                    $0.5390625       3-15-00     3-1-00
                                                    $0.5390625      12-15-99    12-1-99
                                                    $0.5390625       9-15-99     9-1-99
                                                    $0.5390625       6-15-99     6-1-99
                                                    $  0.58099(2)    3-15-99     3-1-99

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

NOTE 15 -- FUTURE MINIMUM RENTS

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

NOTE 16 -- FUTURE MINIMUM LEASE PAYMENTS

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

NOTE 17 -- EXTRAORDINARY ITEMS

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

NOTE 18 -- EARNINGS PER SHARE

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
                                                              ==========   ==========   ==========

     For additional disclosures regarding the employee stock options and the restricted shares see Note 23 -- Share Option Plan and Share Award Plan.

NOTE 19 -- SEGMENT INFORMATION

     As discussed in Note 1, Equity Office's primary business is the ownership and operation of Office Properties. Management operates each Office Property as an individual operating segment and has aggregated these operating segments into a single operating segment for financial reporting purposes due to the fact each of the individual operating segments have similar economic characteristics. Equity Office's long-term tenants are in a variety of businesses and no single tenant is significant to Equity Office's business. The Property Operating Revenues generated at the Corporate and Other segment consist of revenues earned by the Parking Facilities primarily from the rental of parking spaces. The Other Revenues generated at the Corporate and Other segment consist primarily of fee income from the management of office properties owned by third parties and interest and dividend income on various investments. Information related to this segment for the years ended December 31, 2000, 1999 and 1998 is below:

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

NOTE 20 -- PRO FORMA STATEMENT OF OPERATIONS (UNAUDITED)

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

NOTE 21 -- QUARTERLY DATA (UNAUDITED)

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

NOTE 22 -- RELATED PARTY TRANSACTIONS

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

NOTE 23 -- SHARE OPTION PLAN AND SHARE AWARD PLAN

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
                                                =====    =====    =====    =====    =====    =====

     The table below summarizes the Option activity of the Employee Plan for the years ended December 31, 2000, 1999 and 1998:

                                                         COMMON SHARES       WEIGHTED AVERAGE
                                                       SUBJECT TO OPTIONS   EXERCISE PRICE PER
                                                           OR AWARDS           COMMON SHARE
                                                       ------------------   ------------------
Balance at December 31, 1997.........................       5,747,308             $22.23
  Options granted....................................       4,695,072              26.38
  Options canceled...................................         (93,145)             25.54
  Options exercised..................................        (916,451)             19.74
                                                           ----------             ------
Balance at December 31, 1998.........................       9,432,784              24.50
  Options granted....................................       4,677,971              24.88
  Options canceled...................................        (520,314)             24.78
  Options exercised..................................        (128,287)             20.90
                                                           ----------             ------
Balance at December 31, 1999.........................      13,462,154              24.66
  Options granted....................................       3,916,460              23.63
  Options canceled...................................        (572,114)             24.78
  Options exercised..................................      (3,585,129)             22.81
                                                           ----------             ------
Balance at December 31, 2000.........................      13,221,371             $24.82
                                                           ==========             ======

     The following table summarizes information about stock options outstanding at December 31, 2000:

                                                  OPTIONS OUTSTANDING                               OPTIONS EXERCISABLE
                                --------------------------------------------------------   -------------------------------------
                                                     WEIGHTED-AVERAGE
                                NUMBER OUTSTANDING      REMAINING                          NUMBER EXERCISABLE
                                        AT           CONTRACTUAL LIFE   WEIGHTED-AVERAGE           AT           WEIGHTED-AVERAGE
RANGE OF EXERCISE PRICES        DECEMBER 31, 2000       (IN YEARS)       EXERCISE PRICE    DECEMBER 31, 2000     EXERCISE PRICE
------------------------        ------------------   ----------------   ----------------   ------------------   ----------------
$12.09 to $14.31..............          30,589              4.5              $13.77               30,589             $13.77
$20.41 to $24.62..............       9,562,862              8.0              $22.97            6,356,273             $22.43
$25.06 to $29.50..............       2,946,220              7.0              $29.05            2,090,099             $29.09
$30.13 to $33.00..............         681,700              7.0              $32.86              670,032             $32.90
                                    ----------             ----              ------            ---------             ------
$12.09 to $33.00..............      13,221,371              7.8              $24.82            9,146,993             $24.69
                                    ==========             ====              ======            =========             ======

     As of December 31, 2000, there were 9,146,993 Options at a weighted average exercise price of $24.69 under the Employee Plan that were exercisable and 4,074,378 Options at a weighted average exercise price of $25.08 that were not exercisable. Exercise prices for the 13,221,371 Options outstanding as of December 31, 2000 ranged from $12.09 to $33.00, with a weighted average exercise price of $24.82. Expiration dates ranged from July 11, 2007 to August 2010. The remaining weighted average contractual life of Options was 7.8 years. The weighted average grant date fair value of Options granted during 2000, 1999 and 1998 was $5.63, $2.91 and $4.88, respectively.

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

NOTE 24 -- 401(K) PLAN

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

NOTE 25 -- COMMITMENTS AND CONTINGENCIES

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

NOTE 26 -- SUBSEQUENT EVENTS

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

     5. On February 22, 2001, Equity Office and Spieker Properties, Inc. ("Spieker") entered into a merger agreement in which Spieker will merge into Equity Office and Spieker Properties, L.P., ("Spieker Partnership") Spieker's operating partnership subsidiary, will merge into EOP Partnership (the "Spieker Merger"). The transaction values Spieker (including the outside interests in Spieker Partnership) at approximately $7.3 billion, which includes transaction costs and the assumption of approximately $2.1 billion in debt and $356.3 million in preferred stock and partnership units. Equity Office will pay approximately $1.2 billion in cash and issue approximately 117.7 million new Equity Office common shares and EOP Partnership units and 14.3 million new Equity Office preferred shares in the transaction. We intend to finance the $1.2 billion cash portion of the purchase price using a combination of available borrowing capacity under the line of credit and a new bridge loan facility to be entered into before the closing of the merger. In May 2001, EOP Partnership received a commitment for a $1.0 billion bridge loan facility with a term of 364 days at an interest rate based on LIBOR plus 80 basis points, subject to EOP Partnership's credit rating. Equity Office will guarantee any outstanding obligation under the bridge loan credit facility. EOP Partnership and Equity Office have agreed, jointly and severally, to pay a commitment fee of 20 basis points, or $2.0 million, if the bridge facility is not refinanced within 120 days from the date of funding.

     Following the Merger, Equity Office will own and operate approximately 124 million square feet of office space nationwide, including 25 million square feet of office space attributable to Spieker. Equity Office will also acquire Spieker's industrial portfolio of approximately 12.7 million square feet and its development properties totaling 1.7 million square feet.

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

          2.3            Agreement and Plan of Merger, dated February 23, 2000, among
                         Equity Office, EOP Partnership, Spieker Properties, Inc. and
                         Spieker, L.P. (incorporated herein by reference to Exhibit
                         2.1 to Equity Office's Current Report on Form 8-K filed with the SEC on March 9, 2001, including Exhibits D-I and K
                         thereto). The registrant agrees to furnish supplementally a copy of exhibits A-C and J to the SEC upon request.

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

          3.3*           Articles Supplementary of Equity Office, dated February 18,
                         1998 and filed with the Maryland State Department of
                         Assessments and Taxation on February 19, 1998

          3.4**          Articles Supplementary of Equity Office, dated December 1,
                         1998, as filed with the Maryland State Department of
                         Assessments and Taxation on December 4, 1998

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

      EXHIBIT NO.        DESCRIPTION
      -----------        -----------

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

          3.8**          Amended and Restated Bylaws of Equity Office

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

          3.11**         Amendments to Article IV, Sections 1 and 10 of Equity
                         Office's Bylaws

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

          4.8*           $30,000,000 7.24% Senior Note due 2004

          4.9*           $50,000,000 7.36% Senior Note due 2005

          4.10*          $50,000,000 7.44% Senior Note due 2006

          4.11*          $50,000,000 7.41% Senior Note due 2007

      EXHIBIT NO.        DESCRIPTION
      -----------        -----------

          4.12**         $250,000,000 6.50% Notes due 2004

          4.13**         $300,000,000 6.763% Notes due 2007

          4.14**         $225,000,000 7.25% Notes due 2028

          4.15**         $200,000,000 6.375% Notes due 2002

          4.16**         $300,000,000 6.5% Notes due 2004

          4.17**         $500,000,000 6.8% Notes due 2009

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

      EXHIBIT NO.        DESCRIPTION
      -----------        -----------

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

         10.4**          Third Amendment to Second Amended and Restated Agreement of
                         Limited Partnership of EOP Partnership

         10.5**          Fourth Amendment to Second Amended and Restated Agreement of
                         Limited Partnership of EOP Partnership

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

         10.13**         Amended and Restated Operating Agreement No. 1 of
                         Wilson/Equity Office, LLC

         10.14**         $25,000,000 Note dated June 20, 2000 between Equity Office
                         Properties Management Corp. as lender and Wilson
                         Investors -- California, LLC as borrower

         10.15**         Security Agreement dated June 20, 2000 between Wilson
                         Investors -- California, LLC as pledgor and Equity Office
                         Properties Management Corp. as lender

         10.16**         Loan Agreement dated June 20, 2000 between Wilson
                         Investors -- California, LLC as borrower and Equity Office
                         Properties Management Corp. as lender

      EXHIBIT NO.        DESCRIPTION
      -----------        -----------

         12.1            Statement of Earnings to Combined Fixed Charges and
                         Preferred Distributions

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

**  Previously filed.

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


                                          EQUITY OFFICE PROPERTIES TRUST


Date: June 6, 2001                        By:    /s/ STANLEY M. STEVENS

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

          2.3            Agreement and Plan of Merger, dated February 23, 2000, among
                         Equity Office, EOP Partnership, Spieker Properties, Inc. and
                         Spieker, L.P. (incorporated herein by reference to Exhibit
                         2.1 to Equity Office's Current Report on Form 8-K filed with the SEC on March 9, 2001, including Exhibits D-I and K
                         thereto). The registrant agrees to furnish supplementally a copy of Exhibits A-C and J to the SEC upon request.

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

          3.3*           Articles Supplementary of Equity Office, dated February 18,
                         1998 and filed with the Maryland State Department of
                         Assessments and Taxation on February 19, 1998

          3.4**          Articles Supplementary of Equity Office, dated December 1,
                         1998, as filed with the Maryland State Department of
                         Assessments and Taxation on December 4, 1998

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

          3.8**          Amended and Restated Bylaws of Equity Office

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

          3.11**         Amendments to Article IV, Sections 1 and 10 of Equity
                         Office's Bylaws

      EXHIBIT NO.        DESCRIPTION
      -----------        -----------

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

          4.8*           $30,000,000 7.24% Senior Note due 2004

          4.9*           $50,000,000 7.36% Senior Note due 2005

          4.10*          $50,000,000 7.44% Senior Note due 2006

          4.11*          $50,000,000 7.41% Senior Note due 2007

          4.12**         $250,000,000 6.50% Notes due 2004

          4.13**         $300,000,000 6.763% Notes due 2007

          4.14**         $225,000,000 7.25% Notes due 2028

          4.15**         $200,000,000 6.375% Notes due 2002

          4.16**         $300,000,000 6.5% Notes due 2004

          4.17**         $500,000,000 6.8% Notes due 2009

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

         10.4**          Third Amendment to Second Amended and Restated Agreement of
                         Limited Partnership of EOP Partnership

         10.5**          Fourth Amendment to Second Amended and Restated Agreement of
                         Limited Partnership of EOP Partnership

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

         10.13**         Amended and Restated Operating Agreement No. 1 of
                         Wilson/Equity Office, LLC

         10.14**         $25,000,000 Note dated June 20, 2000 between Equity Office
                         Properties Management Corp. as lender and Wilson
                         Investors -- California, LLC as borrower

         10.15**         Security Agreement dated June 20, 2000 between Wilson
                         Investors -- California, LLC as pledgor and Equity Office
                         Properties Management Corp. as lender

         10.16**         Loan Agreement dated June 20, 2000 between Wilson
                         Investors -- California, LLC as borrower and Equity Office
                         Properties Management Corp. as lender

         12.1            Statement of Earnings to Combined Fixed Charges and
                         Preferred Distributions

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

**  Previously filed.

+ Represents a management contract or compensatory plan, contract or agreement.

SCHEDULE III -- REAL ESTATE AND ACCUMULATED DEPRECIATION AS OF DECEMBER 31, 2000

                                                                                        ENCUMBRANCES
DESCRIPTION                                              NOTES         LOCATION          AT 12/31/00     NOTES
-----------                                              ------        --------        ---------------   ------
 1 60 Spear Street Building............................   (3)    San Francisco, CA     $            --
 2 San Felipe Plaza....................................   (3)    Houston, TX               (50,528,200)
 3 Summit Office Park..................................   (3)    Ft. Worth, TX                      --
 4 Intercontinental Center.............................   (3)    Houston, TX                        --
 5 Four Forest Plaza...................................   (3)    Dallas, TX                         --
 6 Dominion Tower......................................   (3)    Norfolk, VA                        --
 7 Northborough Tower..................................   (3)    Houston, TX                        --
 8 Community Corporate Center..........................   (3)    Columbus, OH              (16,541,700)
 9 Denver Corporate Center II & III....................   (3)    Denver, CO                         --
 10 University Tower...................................   (3)    Durham, NC                         --
 11 Shelton Pointe.....................................   (3)    Shelton, CT                        --
 12 San Jacinto Center.................................   (3)    Austin, TX                         --
 13 1111 19th Street...................................   (3)    Washington, D.C.                   --
 14 North Central Plaza Three..........................   (3)    Dallas, TX                         --
 15 The Quadrant.......................................   (3)    Englewood, CO                      --
 16 Canterbury Green...................................  (3)(4)  Stamford, CT              (19,143,600)
 17 Three Stamford Plaza...............................   (3)    Stamford, CT              (16,657,700)
 18 Union Square.......................................   (3)    San Antonio, TX                    --
 19 One North Franklin.................................   (3)    Chicago, IL                        --
 20 1620 L Street......................................   (3)    Washington, D.C.                   --
 21 300 Atlantic Street................................   (3)    Stamford, CT                       --
 22 One and Two Stamford Plaza.........................   (3)    Stamford, CT                       --
 23 1700 Higgins.......................................   (3)    Des Plaines, IL                    --
 24 One Congress Plaza.................................   (3)    Austin, TX                         --
 25 Northwest Center...................................   (3)    San Antonio, TX                    --
 26 One Crosswoods Center..............................   (3)    Columbus, OH                       --
 27 One Lakeway Center.................................   (3)    Metairie, LA                       --
 28 Three Lakeway Center...............................   (3)    Metairie, LA                       --
 29 Two Lakeway Center.................................   (3)    Metairie, LA                       --
 30 Bank of America Plaza..............................   (3)    Nashville, TN                      --
 31 The Plaza at LaJolla Village.......................   (3)    San Diego, CA             (80,000,000)
 32 Interco Corporate Tower............................   (3)    Clayton, MO               (21,297,100)
 33 9400 NCX...........................................   (3)    Dallas, TX                         --
 34 Four Stamford Plaza................................   (3)    Stamford, CT              (15,916,400)
 35 1920 Main Plaza....................................   (3)    Irvine, CA                         --
 36 Paces West.........................................   (3)    Atlanta, GA                        --
 37 One Market.........................................   (3)    San Francisco, CA        (145,220,200)
 38 2010 Main Plaza....................................   (3)    Irvine, CA                         --
 39 1100 Executive Tower...............................   (3)    Orange, CA                         --
 40 28 State Street....................................   (3)    Boston, MA                         --
 41 850 Third Avenue...................................   (3)    New York, NY                       --    (10)
 42 161 N. Clark.......................................   (3)    Chicago, IL                        --
 43 Wachovia Center....................................   (3)    Charlotte, NC             (25,360,400)
 44 Central Park.......................................   (3)    Atlanta, GA               (55,786,600)
 45 One American Center................................   (3)    Austin, TX                         --
 46 580 California.....................................   (3)    San Francisco, CA         (28,663,100)
 47 1601 Market Street.................................   (3)    Philadelphia, PA                   --
 48 Two California Plaza...............................   (3)    Los Angeles, CA                    --
 49 BP Tower...........................................   (3)    Cleveland, OH             (85,575,900)

                                                                                                COSTS CAPITALIZED
                                                                                                  SUBSEQUENT TO
                                                             INITIAL COST TO COMPANY               ACQUISITION
                                                         --------------------------------   -------------------------
                                                                           BUILDING AND                  BUILDING AND
DESCRIPTION                                                   LAND         IMPROVEMENTS        LAND      IMPROVEMENTS
-----------                                              --------------   ---------------   ----------   ------------
 1 60 Spear Street Building............................  $    2,125,200   $    19,126,500   $   14,500   $   389,700
 2 San Felipe Plaza....................................      13,471,300       117,984,000       19,600     5,498,200
 3 Summit Office Park..................................       1,421,100        12,789,700           --     1,586,800
 4 Intercontinental Center.............................       1,752,200        14,420,200       69,800     1,292,700
 5 Four Forest Plaza...................................       4,767,900        42,911,400           --     1,869,300
 6 Dominion Tower......................................       4,643,700        41,100,100           --     1,857,900
 7 Northborough Tower..................................       1,705,400        12,198,900       37,000     1,159,300
 8 Community Corporate Center..........................       3,018,900        27,169,800           --     1,476,100
 9 Denver Corporate Center II & III....................       6,059,400        36,534,300           --     1,347,000
 10 University Tower...................................       2,085,100        18,766,100           --     1,004,800
 11 Shelton Pointe.....................................       1,513,900        13,625,200           --       775,000
 12 San Jacinto Center.................................       5,074,500        45,670,600           --     3,080,100
 13 1111 19th Street...................................       5,024,000        45,216,000           --       871,900
 14 North Central Plaza Three..........................       3,612,400        32,689,300           --     1,218,000
 15 The Quadrant.......................................       4,357,300        39,215,300           --     1,665,300
 16 Canterbury Green...................................              --        41,987,100       91,900     1,305,800
 17 Three Stamford Plaza...............................       3,956,600        35,609,800           --       601,200
 18 Union Square.......................................       2,368,500        14,236,000        8,600     1,982,700
 19 One North Franklin.................................       9,830,500        88,474,400           --            --
 20 1620 L Street......................................       2,708,200        24,374,000           --     1,045,400
 21 300 Atlantic Street................................       4,632,300        41,690,900           --     1,838,100
 22 One and Two Stamford Plaza.........................       8,267,700        74,409,300           --     2,538,000
 23 1700 Higgins.......................................       1,323,100        11,907,900       63,800       528,900
 24 One Congress Plaza.................................       6,502,400        58,521,300           --     3,429,500
 25 Northwest Center...................................       1,948,000        17,531,900           --     1,010,000
 26 One Crosswoods Center..............................       1,058,900         9,529,800           --       711,700
 27 One Lakeway Center.................................       2,803,900        25,235,500           --     2,211,600
 28 Three Lakeway Center...............................       4,695,000        43,517,200       59,300     1,914,000
 29 Two Lakeway Center.................................       4,643,500        41,791,800       49,200     2,166,800
 30 Bank of America Plaza..............................       3,049,200        27,443,100           --     1,136,800
 31 The Plaza at LaJolla Village.......................      11,838,900        98,243,100       19,300     2,425,500
 32 Interco Corporate Tower............................       4,688,400        42,195,200       83,900     3,275,900
 33 9400 NCX...........................................       3,570,000        32,129,700           --     4,958,500
 34 Four Stamford Plaza................................       4,470,900        40,237,900       24,500     1,105,300
 35 1920 Main Plaza....................................       5,480,600        47,525,800           --     2,658,800
 36 Paces West.........................................      12,833,700        75,024,500           --     1,888,000
 37 One Market.........................................      34,814,400       313,329,700           --    28,045,000
 38 2010 Main Plaza....................................       5,197,100        46,773,700           --     1,235,700
 39 1100 Executive Tower...............................      10,121,800        41,598,600           --       954,200
 40 28 State Street....................................       9,512,600        85,622,900           --    40,189,800
 41 850 Third Avenue...................................       9,605,900        86,453,200       30,000     3,144,200
 42 161 N. Clark.......................................      15,881,800       142,936,100           --    18,047,100
 43 Wachovia Center....................................       5,061,000        45,548,900           --     1,100,000
 44 Central Park.......................................       9,162,600        82,463,000           --     2,625,000
 45 One American Center................................              --        70,811,600           --     4,471,600
 46 580 California.....................................       7,491,200        67,420,900        8,400     3,386,600
 47 1601 Market Street.................................       5,780,800        52,027,500           --     5,465,600
 48 Two California Plaza...............................              --       156,197,000           --    43,465,700
 49 BP Tower...........................................      17,402,500       157,260,200           --     3,900,600


                                                          GROSS AMOUNT CARRIED AT CLOSE
                                                               OF PERIOD 12/31/2000
                                                         --------------------------------
                                                                           BUILDING AND
DESCRIPTION                                                   LAND         IMPROVEMENTS        TOTAL(1)
-----------                                              --------------   ---------------   ---------------
 1 60 Spear Street Building............................  $    2,139,700   $    19,516,200   $    21,655,900
 2 San Felipe Plaza....................................      13,490,900       123,482,200       136,973,100
 3 Summit Office Park..................................       1,421,100        14,376,500        15,797,600
 4 Intercontinental Center.............................       1,822,000        15,712,900        17,534,900
 5 Four Forest Plaza...................................       4,767,900        44,780,700        49,548,600
 6 Dominion Tower......................................       4,643,700        42,958,000        47,601,700
 7 Northborough Tower..................................       1,742,400        13,358,200        15,100,600
 8 Community Corporate Center..........................       3,018,900        28,645,900        31,664,800
 9 Denver Corporate Center II & III....................       6,059,400        37,881,300        43,940,700
 10 University Tower...................................       2,085,100        19,770,900        21,856,000
 11 Shelton Pointe.....................................       1,513,900        14,400,200        15,914,100
 12 San Jacinto Center.................................       5,074,500        48,750,700        53,825,200
 13 1111 19th Street...................................       5,024,000        46,087,900        51,111,900
 14 North Central Plaza Three..........................       3,612,400        33,907,300        37,519,700
 15 The Quadrant.......................................       4,357,300        40,880,600        45,237,900
 16 Canterbury Green...................................          91,900        43,292,900        43,384,800
 17 Three Stamford Plaza...............................       3,956,600        36,211,000        40,167,600
 18 Union Square.......................................       2,377,100        16,218,700        18,595,800
 19 One North Franklin.................................       9,830,500        88,474,400        98,304,900
 20 1620 L Street......................................       2,708,200        25,419,400        28,127,600
 21 300 Atlantic Street................................       4,632,300        43,529,000        48,161,300
 22 One and Two Stamford Plaza.........................       8,267,700        76,947,300        85,215,000
 23 1700 Higgins.......................................       1,386,900        12,436,800        13,823,700
 24 One Congress Plaza.................................       6,502,400        61,950,800        68,453,200
 25 Northwest Center...................................       1,948,000        18,541,900        20,489,900
 26 One Crosswoods Center..............................       1,058,900        10,241,500        11,300,400
 27 One Lakeway Center.................................       2,803,900        27,447,100        30,251,000
 28 Three Lakeway Center...............................       4,754,300        45,431,200        50,185,500
 29 Two Lakeway Center.................................       4,692,700        43,958,600        48,651,300
 30 Bank of America Plaza..............................       3,049,200        28,579,900        31,629,100
 31 The Plaza at LaJolla Village.......................      11,858,200       100,668,600       112,526,800
 32 Interco Corporate Tower............................       4,772,300        45,471,100        50,243,400
 33 9400 NCX...........................................       3,570,000        37,088,200        40,658,200
 34 Four Stamford Plaza................................       4,495,400        41,343,200        45,838,600
 35 1920 Main Plaza....................................       5,480,600        50,184,600        55,665,200
 36 Paces West.........................................      12,833,700        76,912,500        89,746,200
 37 One Market.........................................      34,814,400       341,374,700       376,189,100
 38 2010 Main Plaza....................................       5,197,100        48,009,400        53,206,500
 39 1100 Executive Tower...............................      10,121,800        42,552,800        52,674,600
 40 28 State Street....................................       9,512,600       125,812,700       135,325,300
 41 850 Third Avenue...................................       9,635,900        89,597,400        99,233,300
 42 161 N. Clark.......................................      15,881,800       160,983,200       176,865,000
 43 Wachovia Center....................................       5,061,000        46,648,900        51,709,900
 44 Central Park.......................................       9,162,600        85,088,000        94,250,600
 45 One American Center................................              --        75,283,200        75,283,200
 46 580 California.....................................       7,499,600        70,807,500        78,307,100
 47 1601 Market Street.................................       5,780,800        57,493,100        63,273,900
 48 Two California Plaza...............................              --       199,662,700       199,662,700
 49 BP Tower...........................................      17,402,500       161,160,800       178,563,300


                                                                            DATE OF
                                                          ACCUMULATED    CONSTRUCTION/          DATE          DEPRECIABLE
DESCRIPTION                                              DEPRECIATION     RENOVATION          ACQUIRED         LIVES(2)
-----------                                              -------------   -------------   ------------------   -----------
 1 60 Spear Street Building............................  $  (1,771,300)    1967/1987          09/29/87             40
 2 San Felipe Plaza....................................    (11,344,900)         1984          09/29/87             40
 3 Summit Office Park..................................     (1,495,900)    1974/1993          03/01/89             40
 4 Intercontinental Center.............................     (1,439,400)    1983/1991          06/28/89             40
 5 Four Forest Plaza...................................     (4,224,800)         1985          06/29/89             40
 6 Dominion Tower......................................     (3,987,300)         1987          07/25/89             40
 7 Northborough Tower..................................     (1,308,800)    1983/1990          08/03/89             40
 8 Community Corporate Center..........................     (2,794,700)         1987          06/14/90             40
 9 Denver Corporate Center II & III....................     (3,377,200)   1981/93-97          12/20/90             40
 10 University Tower...................................     (1,912,400)    1987/1992          10/16/91             40
 11 Shelton Pointe.....................................     (1,383,200)    1985/1993          11/26/91             40
 12 San Jacinto Center.................................     (4,685,600)         1987          12/13/91             40
 13 1111 19th Street...................................     (4,117,600)    1979/1993          12/18/91             40
 14 North Central Plaza Three..........................     (3,131,000)    1986/1994          04/21/92             40
 15 The Quadrant.......................................     (3,975,900)         1985          12/01/92             40
 16 Canterbury Green...................................     (3,795,600)         1987          12/15/92             40
 17 Three Stamford Plaza...............................     (3,304,800)    1980/1994          12/15/92             40
 18 Union Square.......................................     (1,698,700)         1986          12/23/92             40
 19 One North Franklin.................................     (5,454,300)         1991          12/31/92             40
 20 1620 L Street......................................     (2,641,500)         1989          02/05/93             40
 21 300 Atlantic Street................................     (3,939,000)    1987/1996          03/30/93             40
 22 One and Two Stamford Plaza.........................     (6,644,000)    1986/1994          03/30/93             40
 23 1700 Higgins.......................................     (1,139,700)         1986          11/12/93             40
 24 One Congress Plaza.................................     (6,073,900)         1987          11/12/93             40
 25 Northwest Center...................................     (1,789,100)    1984/1994          11/12/93             40
 26 One Crosswoods Center..............................     (1,106,100)         1984          11/12/93             40
 27 One Lakeway Center.................................     (2,783,800)    1981/1996          11/12/93             40
 28 Three Lakeway Center...............................     (4,478,900)    1987/1996          11/12/93             40
 29 Two Lakeway Center.................................     (4,050,000)    1984/1996          11/12/93             40
 30 Bank of America Plaza..............................     (2,644,900)    1977/1995          12/01/93             40
 31 The Plaza at LaJolla Village.......................     (8,825,900)    1987-1990          03/10/94             40
 32 Interco Corporate Tower............................     (4,715,000)         1986          05/27/94             40
 33 9400 NCX...........................................     (3,999,400)    1981/1995          06/24/94             40
 34 Four Stamford Plaza................................     (3,769,000)    1979/1994          08/31/94             40
 35 1920 Main Plaza....................................     (5,089,000)         1988          09/29/94             40
 36 Paces West.........................................     (6,671,400)         1988          10/31/94             40
 37 One Market.........................................    (32,400,500)    1976/1995          11/22/94             40
 38 2010 Main Plaza....................................     (4,511,000)         1988          12/13/94             40
 39 1100 Executive Tower...............................     (4,008,500)         1987          12/15/94             40
 40 28 State Street....................................    (15,431,300)    1968/1997          01/23/95             40
 41 850 Third Avenue...................................     (8,537,000)    1960/1996          03/20/95             40
 42 161 N. Clark.......................................    (17,347,800)         1992          07/26/95             40
 43 Wachovia Center....................................     (4,051,000)    1972/1994          09/01/95             40
 44 Central Park.......................................     (7,934,700)         1986          10/17/95             40
 45 One American Center................................     (7,046,400)         1984          11/01/95             40
 46 580 California.....................................     (7,081,800)         1984          12/21/95             40
 47 1601 Market Street.................................     (5,351,500)         1970          01/18/96             40
 48 Two California Plaza...............................    (22,474,400)         1992          08/23/96             40
 49 BP Tower...........................................    (14,336,400)         1985     09/04/96, 01/29/98        40

                                                                                        ENCUMBRANCES
DESCRIPTION                                              NOTES         LOCATION          AT 12/31/00     NOTES
-----------                                              ------        --------        ---------------   ------
 50 Reston Town Center.................................   (3)    Reston, VA                (88,768,800)
 51 Reston Town Center Garage..........................   (3)    Reston, VA                         --
 52 Colonnade I........................................   (3)    San Antonio, TX                    --
 53 One Phoenix Plaza..................................   (3)    Phoenix, AZ                        --
 54 49 East Thomas Road................................   (3)    Phoenix, AZ                        --
 55 177 Broad Street...................................  (3)(5)  Stamford, CT                       --
 56 Oakbrook Terrace Tower.............................   (3)    Oakbrook Terrace, IL               --
 57 One Maritime Plaza.................................   (3)    San Francisco, CA                  --
 58 Smith Barney Tower.................................   (3)    San Diego, CA                      --
 59 201 Mission Street.................................   (3)    San Francisco, CA                  --
 60 30 N. LaSalle Street...............................   (3)    Chicago, IL                        --
 61 LL&E Tower.........................................          New Orleans, LA           (37,500,000)   (7)
 62 Texaco Center......................................          New Orleans, LA           (42,500,000)   (7)
 63 601 Tchoupitoulas Garage...........................          New Orleans, LA                    --    (7)
 64 Prudential Portfolio...............................   (8)    Various                            --
 65 550 S. Hope........................................          Los Angeles, CA                    --
 66 Four and Five Valley Square........................          Blue Bell, PA                      --
 67 Four Falls Corporate Center........................          Conshohocken, PA                   --
 68 Oak Hill Plaza.....................................          King of Prussia, PA                --
 69 One Devon Square...................................          Wayne, PA                          --
 70 Three Devon Square.................................          Wayne, PA                          --
 71 Two Devon Square...................................          Wayne, PA                          --
 72 Two Valley Square..................................          Blue Bell, PA                      --
 73 Walnut Hill Plaza..................................          King of Prussia, PA       (14,238,700)
 74 One Lafayette Centre...............................          Washington, D.C.                   --
 75 One Valley Square..................................          Blue Bell, PA                      --
 76 Three Valley Square................................          Blue Bell, PA                      --
 77 1600 Duke Street...................................          Alexandria, VA                     --
 78 Fair Oaks Plaza....................................          Fairfax, VA                        --
 79 Lakeside Square....................................          Dallas, TX                         --
 80 LaSalle Plaza......................................          Minneapolis, MN                    --
 81 1001 Fifth Avenue..................................          Portland, OR                       --
 82 1111 Third Avenue..................................          Seattle, WA                        --
 83 Calais Office Center...............................          Anchorage, AK                      --
 84 Wells Fargo Center.................................          Seattle, WA                        --
 85 Nordstrom Medical Tower............................          Seattle, WA                        --
 86 One Bellevue Center................................          Bellevue, WA                       --
 87 Rainier Plaza......................................          Bellevue, WA                       --
 88 Second and Seneca Buildings........................          Seattle, WA                        --
 89 101 N. Wacker......................................          Chicago, IL                        --
 90 175 Wyman Street...................................          Walthan, MA                        --
 91 10880 Wilshire Boulevard...........................          Los Angeles, CA                    --
 92 10960 Wilshire Boulevard...........................          Los Angeles, CA                    --
 93 1300 North 17th Street.............................          Rosslyn, VA                        --
 94 1333 H Street......................................          Washington, DC                     --
 95 150 Federal Street.................................          Boston, MA                         --
 96 1616 N. Fort Myer Drive............................          Rosslyn, VA                        --
 97 175 Federal Street.................................          Boston, MA                         --
 98 2 Oliver Street-147 Milk Street....................          Boston, MA                         --
 99 200 West Adams.....................................          Chicago, IL                        --
100 225 Franklin Street................................          Boston, MA                         --

                                                                                                COSTS CAPITALIZED
                                                                                                  SUBSEQUENT TO
                                                             INITIAL COST TO COMPANY               ACQUISITION
                                                         --------------------------------   -------------------------
                                                                           BUILDING AND                  BUILDING AND
DESCRIPTION                                                   LAND         IMPROVEMENTS        LAND      IMPROVEMENTS
-----------                                              --------------   ---------------   ----------   ------------
 50 Reston Town Center.................................      21,482,600       154,576,300       82,700     2,649,200
 51 Reston Town Center Garage..........................       1,942,500         9,791,900           --       578,200
 52 Colonnade I........................................       1,413,600        12,725,200       81,000     1,305,500
 53 One Phoenix Plaza..................................       6,191,900        55,726,900           --            --
 54 49 East Thomas Road................................          65,300           587,900           --        22,100
 55 177 Broad Street...................................       3,941,200        35,470,800           --       780,000
 56 Oakbrook Terrace Tower.............................      11,950,200       107,551,700      485,700     4,686,100
 57 One Maritime Plaza.................................      11,530,700       103,776,000           --     9,376,900
 58 Smith Barney Tower.................................       2,657,700        23,919,400           --     3,054,000
 59 201 Mission Street.................................       8,870,700        79,836,500           --     2,680,300
 60 30 N. LaSalle Street...............................      12,489,000       112,400,700           --     5,154,100
 61 LL&E Tower.........................................       6,185,800        55,672,200       46,000     5,405,100
 62 Texaco Center......................................       6,686,300        60,177,000        9,500     2,954,700
 63 601 Tchoupitoulas Garage...........................       1,180,000        10,619,800           --       297,600
 64 Prudential Portfolio...............................      28,463,400       256,216,100           --    25,215,500
 65 550 S. Hope........................................      10,016,200        90,146,000           --     2,637,900
 66 Four and Five Valley Square........................         865,700         7,793,200           --       441,900
 67 Four Falls Corporate Center........................       4,938,900        44,458,300       55,000     2,053,000
 68 Oak Hill Plaza.....................................       2,208,200        19,878,500           --       357,400
 69 One Devon Square...................................       1,024,900         9,226,700           --     1,341,600
 70 Three Devon Square.................................         412,500         3,712,600           --        21,800
 71 Two Devon Square...................................         659,200         5,935,000           --       267,300
 72 Two Valley Square..................................         879,000         7,913,300           --       601,300
 73 Walnut Hill Plaza..................................       2,045,000        18,409,900           --       878,900
 74 One Lafayette Centre...............................       8,262,400        74,362,000           --     1,679,100
 75 One Valley Square..................................         717,200         6,456,900           --       715,100
 76 Three Valley Square................................       1,012,100         9,111,300           --     1,210,200
 77 1600 Duke Street...................................       1,105,600         9,950,000           --       460,200
 78 Fair Oaks Plaza....................................       2,412,000        21,711,500       35,400       807,200
 79 Lakeside Square....................................       8,262,200        47,368,800       24,200     3,762,900
 80 LaSalle Plaza......................................       9,680,800        87,126,800           --     3,159,500
 81 1001 Fifth Avenue..................................       5,383,300        48,633,700           --     2,663,600
 82 1111 Third Avenue..................................       9,899,900        89,570,700           --     3,547,400
 83 Calais Office Center...............................              --        16,630,800           --     1,650,500
 84 Wells Fargo Center.................................      21,360,700       193,528,600           --     3,564,600
 85 Nordstrom Medical Tower............................       1,699,600        15,450,400           --       379,500
 86 One Bellevue Center................................              --        56,223,100           --     1,266,700
 87 Rainier Plaza......................................              --        79,928,100           --     1,538,400
 88 Second and Seneca Buildings........................      10,922,500        98,927,300           --     1,204,300
 89 101 N. Wacker......................................      10,035,500        90,319,400           --     2,689,900
 90 175 Wyman Street...................................      14,600,000         5,400,400           --     1,250,000
 91 10880 Wilshire Boulevard...........................              --       149,841,200      142,600     4,540,800
 92 10960 Wilshire Boulevard...........................      16,841,300       151,573,900           --     4,590,700
 93 1300 North 17th Street.............................       9,810,700        88,295,900           --       462,900
 94 1333 H Street......................................       6,715,400        60,438,200           --     2,255,300
 95 150 Federal Street.................................      14,131,400       127,182,200           --    10,489,800
 96 1616 N. Fort Myer Drive............................       6,960,700        62,646,300           --     1,888,800
 97 175 Federal Street.................................       4,893,900        44,045,200           --     1,345,100
 98 2 Oliver Street-147 Milk Street....................       5,017,400        45,157,000           --     3,085,700
 99 200 West Adams.....................................      11,654,100       104,887,100           --     5,018,900
100 225 Franklin Street................................      34,607,800       311,470,600           --     5,668,800


                                                          GROSS AMOUNT CARRIED AT CLOSE
                                                               OF PERIOD 12/31/2000
                                                         --------------------------------
                                                                           BUILDING AND
DESCRIPTION                                                   LAND         IMPROVEMENTS        TOTAL(1)
-----------                                              --------------   ---------------   ---------------
 50 Reston Town Center.................................      21,565,300       157,225,500       178,790,800
 51 Reston Town Center Garage..........................       1,942,500        10,370,100        12,312,600
 52 Colonnade I........................................       1,494,600        14,030,700        15,525,300
 53 One Phoenix Plaza..................................       6,191,900        55,726,900        61,918,800
 54 49 East Thomas Road................................          65,300           610,000           675,300
 55 177 Broad Street...................................       3,941,200        36,250,800        40,192,000
 56 Oakbrook Terrace Tower.............................      12,435,900       112,237,800       124,673,700
 57 One Maritime Plaza.................................      11,530,700       113,152,900       124,683,600
 58 Smith Barney Tower.................................       2,657,700        26,973,400        29,631,100
 59 201 Mission Street.................................       8,870,700        82,516,800        91,387,500
 60 30 N. LaSalle Street...............................      12,489,000       117,554,800       130,043,800
 61 LL&E Tower.........................................       6,231,800        61,077,300        67,309,100
 62 Texaco Center......................................       6,695,800        63,131,700        69,827,500
 63 601 Tchoupitoulas Garage...........................       1,180,000        10,917,400        12,097,400
 64 Prudential Portfolio...............................      28,463,400       281,431,600       309,895,000
 65 550 S. Hope........................................      10,016,200        92,783,900       102,800,100
 66 Four and Five Valley Square........................         865,700         8,235,100         9,100,800
 67 Four Falls Corporate Center........................       4,993,900        46,511,300        51,505,200
 68 Oak Hill Plaza.....................................       2,208,200        20,235,900        22,444,100
 69 One Devon Square...................................       1,024,900        10,568,300        11,593,200
 70 Three Devon Square.................................         412,500         3,734,400         4,146,900
 71 Two Devon Square...................................         659,200         6,202,300         6,861,500
 72 Two Valley Square..................................         879,000         8,514,600         9,393,600
 73 Walnut Hill Plaza..................................       2,045,000        19,288,800        21,333,800
 74 One Lafayette Centre...............................       8,262,400        76,041,100        84,303,500
 75 One Valley Square..................................         717,200         7,172,000         7,889,200
 76 Three Valley Square................................       1,012,100        10,321,500        11,333,600
 77 1600 Duke Street...................................       1,105,600        10,410,200        11,515,800
 78 Fair Oaks Plaza....................................       2,447,400        22,518,700        24,966,100
 79 Lakeside Square....................................       8,286,400        51,131,700        59,418,100
 80 LaSalle Plaza......................................       9,680,800        90,286,300        99,967,100
 81 1001 Fifth Avenue..................................       5,383,300        51,297,300        56,680,600
 82 1111 Third Avenue..................................       9,899,900        93,118,100       103,018,000
 83 Calais Office Center...............................              --        18,281,300        18,281,300
 84 Wells Fargo Center.................................      21,360,700       197,093,200       218,453,900
 85 Nordstrom Medical Tower............................       1,699,600        15,829,900        17,529,500
 86 One Bellevue Center................................              --        57,489,800        57,489,800
 87 Rainier Plaza......................................              --        81,466,500        81,466,500
 88 Second and Seneca Buildings........................      10,922,500       100,131,600       111,054,100
 89 101 N. Wacker......................................      10,035,500        93,009,300       103,044,800
 90 175 Wyman Street...................................      14,600,000         6,650,400        21,250,400
 91 10880 Wilshire Boulevard...........................         142,600       154,382,000       154,524,600
 92 10960 Wilshire Boulevard...........................      16,841,300       156,164,600       173,005,900
 93 1300 North 17th Street.............................       9,810,700        88,758,800        98,569,500
 94 1333 H Street......................................       6,715,400        62,693,500        69,408,900
 95 150 Federal Street.................................      14,131,400       137,672,000       151,803,400
 96 1616 N. Fort Myer Drive............................       6,960,700        64,535,100        71,495,800
 97 175 Federal Street.................................       4,893,900        45,390,300        50,284,200
 98 2 Oliver Street-147 Milk Street....................       5,017,400        48,242,700        53,260,100
 99 200 West Adams.....................................      11,654,100       109,906,000       121,560,100
100 225 Franklin Street................................      34,607,800       317,139,400       351,747,200


                                                                            DATE OF
                                                          ACCUMULATED    CONSTRUCTION/          DATE          DEPRECIABLE
DESCRIPTION                                              DEPRECIATION     RENOVATION          ACQUIRED         LIVES(2)
-----------                                              -------------   -------------   ------------------   -----------
 50 Reston Town Center.................................    (13,716,900)         1990          10/22/96             40
 51 Reston Town Center Garage..........................       (283,400)         1999          10/22/96             40
 52 Colonnade I........................................     (1,522,300)         1983          12/04/96             40
 53 One Phoenix Plaza..................................     (4,815,700)         1989          12/04/96             40
 54 49 East Thomas Road................................        (53,800)    1974/1993          12/11/96             40
 55 177 Broad Street...................................     (3,781,000)         1989          01/29/97             40
 56 Oakbrook Terrace Tower.............................    (10,477,600)         1988          04/16/97             40
 57 One Maritime Plaza.................................    (10,474,700)    1967/1990          04/21/97             40
 58 Smith Barney Tower.................................     (3,303,100)         1987          04/28/97             40
 59 201 Mission Street.................................     (7,584,500)         1981          04/30/97             40
 60 30 N. LaSalle Street...............................    (10,735,400)    1974/1990          06/13/97             40
 61 LL&E Tower.........................................     (5,514,300)         1987          09/03/97             40
 62 Texaco Center......................................     (5,615,100)         1984          09/03/97             40
 63 601 Tchoupitoulas Garage...........................       (898,400)         1982          09/03/97             40
 64 Prudential Portfolio...............................    (25,362,900)      Various          10/06/97             40
 65 550 S. Hope........................................     (7,563,500)         1991          10/06/97             40
 66 Four and Five Valley Square........................       (691,700)         1988          10/07/97             40
 67 Four Falls Corporate Center........................     (3,941,500)         1988          10/07/97             40
 68 Oak Hill Plaza.....................................     (1,666,300)         1982          10/07/97             40
 69 One Devon Square...................................       (903,400)         1984          10/07/97             40
 70 Three Devon Square.................................       (297,600)         1985          10/07/97             40
 71 Two Devon Square...................................       (623,000)         1985          10/07/97             40
 72 Two Valley Square..................................       (739,900)         1990          10/07/97             40
 73 Walnut Hill Plaza..................................     (1,566,500)         1985          10/07/97             40
 74 One Lafayette Centre...............................     (6,140,900)    1980/1993          10/17/97             40
 75 One Valley Square..................................       (699,300)         1982          11/21/97             40
 76 Three Valley Square................................       (883,300)         1984          11/21/97             40
 77 1600 Duke Street...................................       (849,700)         1985          11/24/97             40
 78 Fair Oaks Plaza....................................     (1,815,900)         1986          11/24/97             40
 79 Lakeside Square....................................     (4,444,200)         1987          11/24/97             40
 80 LaSalle Plaza......................................     (7,344,000)         1991          11/25/97             40
 81 1001 Fifth Avenue..................................     (4,037,800)         1980          12/17/97             40
 82 1111 Third Avenue..................................     (7,850,500)         1980          12/17/97             40
 83 Calais Office Center...............................     (1,722,800)         1975          12/17/97             40
 84 Wells Fargo Center.................................    (15,455,100)         1983          12/17/97             40
 85 Nordstrom Medical Tower............................     (1,264,700)         1986          12/17/97             40
 86 One Bellevue Center................................     (4,603,900)         1983          12/17/97             40
 87 Rainier Plaza......................................     (6,362,800)         1986          12/17/97             40
 88 Second and Seneca Buildings........................     (8,045,300)         1991          12/17/97             40
 89 101 N. Wacker......................................     (7,448,300)    1980/1990          12/19/97             40
 90 175 Wyman Street...................................        (68,400)         1999          12/19/97             40
 91 10880 Wilshire Boulevard...........................    (12,393,200)    1970/1992          12/19/97             40
 92 10960 Wilshire Boulevard...........................    (12,715,700)    1971/1992          12/19/97             40
 93 1300 North 17th Street.............................     (6,843,600)         1980          12/19/97             40
 94 1333 H Street......................................     (4,690,300)         1982          12/19/97             40
 95 150 Federal Street.................................    (12,012,200)         1988          12/19/97             40
 96 1616 N. Fort Myer Drive............................     (4,956,800)         1974          12/19/97             40
 97 175 Federal Street.................................     (3,572,500)         1977          12/19/97             40
 98 2 Oliver Street-147 Milk Street....................     (4,007,400)         1988          12/19/97             40
 99 200 West Adams.....................................     (8,931,900)    1985/1996          12/19/97             40
100 225 Franklin Street................................    (24,540,600)    1966/1996          12/19/97             40

                                                                                        ENCUMBRANCES
DESCRIPTION                                              NOTES         LOCATION          AT 12/31/00     NOTES
-----------                                              ------        --------        ---------------   ------
101 AT&T Plaza.........................................          Oak Brook, IL                      --
102 Center Plaza.......................................          Boston, MA                (58,613,300)
103 Centerpointe I & II................................          Fairfax, VA               (29,101,000)
104 Civic Opera House..................................          Chicago, IL                        --
105 Crosby Corporate Center............................          Bedford, MA                        --
106 Crosby Corporate Center II.........................          Bedford, MA                        --
107 E.J. Randolph......................................          McLean, VA                (15,307,600)   (9)
108 John Marshall I....................................          McLean, VA                (19,363,000)
109 Lake Marriott Business Park........................          Santa Clara, CA                    --
110 Lakeside Office Park...............................          Atlanta, GA                        --
111 New England Executive Park.........................          Burlington, MA                     --
112 Northridge I.......................................          Herndon, VA               (13,881,600)   (9)
113 One Canal Park.....................................          Cambridge, MA                      --
114 Perimeter Center...................................          Atlanta, GA              (208,588,300)
115 Presidents Plaza...................................          Chicago, IL                        --
116 Riverview I & II...................................          Cambridge, MA                      --
117 Russia Wharf.......................................          Boston, MA                         --
118 Shoreline Technology Park..........................          Mountain View, CA                  --
119 South Station......................................          Boston, MA                         --
120 Sunnyvale Business Center..........................          Sunnyvale, CA                      --
121 Ten Canal Park.....................................          Cambridge, MA                      --
122 Tri-State International............................          Lincolnshire, IL                   --
123 Wellesley Office Park..............................          Wellesley, MA             (53,773,300)
124 Westbrook Corporate Center.........................          Westchester, IL          (105,313,400)
125 150 California.....................................   (6)    San Francisco, CA                  --
126 John Marshall III..................................   (6)    McLean, VA                         --
127 Riverside..........................................   (6)    Newton, MA                         --
128 100 Summer Street..................................          Boston, MA                         --
129 The Tower at New England Executive Park............          Burlington, MA                     --
130 Westbrook Corporate Center vacant land.............          Westchester, IL                    --
131 Denver Post Tower..................................          Denver, CO                         --
132 301 Howard Building................................          San Francisco, CA                  --
133 410 17th Street....................................          Denver, CO                         --
134 Tabor Center.......................................          Denver, CO                         --
135 Trinity Place......................................          Denver, CO                         --
136 Dominion Plaza.....................................          Denver, CO                         --
137 Millennium Plaza...................................          Englewood, CO                      --
138 Polk and Taylor Buildings..........................          Arlington, VA                      --
139 Northland Plaza....................................          Bloomington, MN                    --
140 4949 S. Syracuse...................................          Denver, CO                         --
141 Metropoint.........................................          Denver, CO                         --
142 Metropoint III vacant land.........................          Denver, CO                         --
143 One Park Square....................................          Albuquerque, NM                    --
144 Park Avenue Tower..................................          New York, NY             (189,412,700)   (10)
145 Terrace Building...................................          Englewood, CO                      --
146 The Solarium.......................................          Englewood, CO                      --
147 Second and Spring Building.........................          Seattle, WA                        --
148 Colonnade I & II...................................          Dallas, TX                         --
149 Colonnade III......................................          Dallas, TX                         --
150 Worldwide Plaza....................................          New York, NY             (245,713,400)
151 Central Park vacant land...........................          Atlanta, GA                        --

                                                                                                COSTS CAPITALIZED
                                                                                                  SUBSEQUENT TO
                                                             INITIAL COST TO COMPANY               ACQUISITION
                                                         --------------------------------   -------------------------
                                                                           BUILDING AND                  BUILDING AND
DESCRIPTION                                                   LAND         IMPROVEMENTS        LAND      IMPROVEMENTS
-----------                                              --------------   ---------------   ----------   ------------
101 AT&T Plaza.........................................       4,834,200        43,507,900       48,100     1,710,700
102 Center Plaza.......................................      18,942,300       170,480,400           --     4,605,800
103 Centerpointe I & II................................       8,837,800        79,540,200      366,900       992,500
104 Civic Opera House..................................      12,771,300       114,941,900           --     5,569,700
105 Crosby Corporate Center............................       5,957,800        53,620,400       70,100     1,425,500
106 Crosby Corporate Center II.........................       9,384,600        27,584,300        8,700     5,310,000
107 E.J. Randolph......................................       3,936,600        35,429,100        7,000       316,900
108 John Marshall I....................................       5,216,400        46,814,100       23,600       132,500
109 Lake Marriott Business Park........................       9,090,800        84,967,100      231,600     2,302,000
110 Lakeside Office Park...............................       4,792,500        43,132,300           --     1,771,500
111 New England Executive Park.........................      15,636,600       140,729,200      182,000     9,057,800
112 Northridge I.......................................       3,224,900        29,024,400           --     1,627,700
113 One Canal Park.....................................       2,006,000        18,054,000           --       450,200
114 Perimeter Center...................................      65,860,200       429,130,700      314,100    20,020,500
115 Presidents Plaza...................................      13,435,500       120,919,200           --     2,300,700
116 Riverview I & II...................................       5,937,600        53,438,100        6,300     1,494,300
117 Russia Wharf.......................................       3,891,400        35,022,800           --     2,716,900
118 Shoreline Technology Park..........................      31,575,200       190,894,500           --     1,409,400
119 South Station......................................              --        31,073,800           --       960,700
120 Sunnyvale Business Center..........................       4,890,000        44,010,000           --        43,700
121 Ten Canal Park.....................................       2,383,100        21,447,900           --        61,900
122 Tri-State International............................      10,925,300        98,327,300      290,500     1,890,000
123 Wellesley Office Park..............................      16,492,700       148,434,200       20,300     3,652,500
124 Westbrook Corporate Center.........................      24,874,900       223,874,100       30,100     5,750,500
125 150 California.....................................      12,566,800        45,900,000           --     7,192,400
126 John Marshall III..................................       9,950,000        35,759,100           --         8,500
127 Riverside..........................................      24,000,000           418,200           --    88,319,600
128 100 Summer Street..................................      22,271,000       200,439,300           --    17,573,700
129 The Tower at New England Executive Park............       2,792,900        31,462,500           --    10,598,500
130 Westbrook Corporate Center vacant land.............       3,972,800                --           --            --
131 Denver Post Tower..................................              --        52,937,200           --     5,311,400
132 301 Howard Building................................       7,050,800        58,920,400           --     3,116,500
133 410 17th Street....................................       4,473,700        40,263,700           --     3,019,400
134 Tabor Center.......................................      27,948,500       116,536,200           --     5,758,800
135 Trinity Place......................................       1,898,400        17,085,400           --     1,466,300
136 Dominion Plaza.....................................       5,990,100        53,911,200           --     4,694,300
137 Millennium Plaza...................................       7,757,100        38,313,800           --        29,100
138 Polk and Taylor Buildings..........................      16,942,500       152,482,800           --     6,680,600
139 Northland Plaza....................................       4,705,100        42,346,000           --     1,050,100
140 4949 S. Syracuse...................................         822,300         7,400,800       22,400       551,000
141 Metropoint.........................................       4,374,900        39,374,500           --     1,158,800
142 Metropoint III vacant land.........................       2,000,000                --           --            --
143 One Park Square....................................       3,634,300        32,708,700           --     1,841,200
144 Park Avenue Tower..................................      48,976,000       195,903,900      718,700     4,759,000
145 Terrace Building...................................       1,546,400        13,864,800       29,100       578,700
146 The Solarium.......................................       1,951,100        17,560,100           --       861,100
147 Second and Spring Building.........................       1,968,400        17,715,700           --     2,437,900
148 Colonnade I & II...................................       9,043,800        81,394,100           --     3,651,400
149 Colonnade III......................................       6,152,000        55,367,700           --     3,439,900
150 Worldwide Plaza....................................     124,919,000       499,676,100           --     1,201,200
151 Central Park vacant land...........................       3,975,400                --           --        45,900


                                                          GROSS AMOUNT CARRIED AT CLOSE
                                                               OF PERIOD 12/31/2000
                                                         --------------------------------
                                                                           BUILDING AND
DESCRIPTION                                                   LAND         IMPROVEMENTS        TOTAL(1)
-----------                                              --------------   ---------------   ---------------
101 AT&T Plaza.........................................       4,882,300        45,218,600        50,100,900
102 Center Plaza.......................................      18,942,300       175,086,200       194,028,500
103 Centerpointe I & II................................       9,204,700        80,532,700        89,737,400
104 Civic Opera House..................................      12,771,300       120,511,600       133,282,900
105 Crosby Corporate Center............................       6,027,900        55,045,900        61,073,800
106 Crosby Corporate Center II.........................       9,393,300        32,894,300        42,287,600
107 E.J. Randolph......................................       3,943,600        35,746,000        39,689,600
108 John Marshall I....................................       5,240,000        46,946,600        52,186,600
109 Lake Marriott Business Park........................       9,322,400        87,269,100        96,591,500
110 Lakeside Office Park...............................       4,792,500        44,903,800        49,696,300
111 New England Executive Park.........................      15,818,600       149,787,000       165,605,600
112 Northridge I.......................................       3,224,900        30,652,100        33,877,000
113 One Canal Park.....................................       2,006,000        18,504,200        20,510,200
114 Perimeter Center...................................      66,174,300       449,151,200       515,325,500
115 Presidents Plaza...................................      13,435,500       123,219,900       136,655,400
116 Riverview I & II...................................       5,943,900        54,932,400        60,876,300
117 Russia Wharf.......................................       3,891,400        37,739,700        41,631,100
118 Shoreline Technology Park..........................      31,575,200       192,303,900       223,879,100
119 South Station......................................              --        32,034,500        32,034,500
120 Sunnyvale Business Center..........................       4,890,000        44,053,700        48,943,700
121 Ten Canal Park.....................................       2,383,100        21,509,800        23,892,900
122 Tri-State International............................      11,215,800       100,217,300       111,433,100
123 Wellesley Office Park..............................      16,513,000       152,086,700       168,599,700
124 Westbrook Corporate Center.........................      24,905,000       229,624,600       254,529,600
125 150 California.....................................      12,566,800        53,092,400        65,659,200
126 John Marshall III..................................       9,950,000        35,767,600        45,717,600
127 Riverside..........................................      24,000,000        88,737,800       112,737,800
128 100 Summer Street..................................      22,271,000       218,013,000       240,284,000
129 The Tower at New England Executive Park............       2,792,900        42,061,000        44,853,900
130 Westbrook Corporate Center vacant land.............       3,972,800                --         3,972,800
131 Denver Post Tower..................................              --        58,248,600        58,248,600
132 301 Howard Building................................       7,050,800        62,036,900        69,087,700
133 410 17th Street....................................       4,473,700        43,283,100        47,756,800
134 Tabor Center.......................................      27,948,500       122,295,000       150,243,500
135 Trinity Place......................................       1,898,400        18,551,700        20,450,100
136 Dominion Plaza.....................................       5,990,100        58,605,500        64,595,600
137 Millennium Plaza...................................       7,757,100        38,342,900        46,100,000
138 Polk and Taylor Buildings..........................      16,942,500       159,163,400       176,105,900
139 Northland Plaza....................................       4,705,100        43,396,100        48,101,200
140 4949 S. Syracuse...................................         844,700         7,951,800         8,796,500
141 Metropoint.........................................       4,374,900        40,533,300        44,908,200
142 Metropoint III vacant land.........................       2,000,000                --         2,000,000
143 One Park Square....................................       3,634,300        34,549,900        38,184,200
144 Park Avenue Tower..................................      49,694,700       200,662,900       250,357,600
145 Terrace Building...................................       1,575,500        14,443,500        16,019,000
146 The Solarium.......................................       1,951,100        18,421,200        20,372,300
147 Second and Spring Building.........................       1,968,400        20,153,600        22,122,000
148 Colonnade I & II...................................       9,043,800        85,045,500        94,089,300
149 Colonnade III......................................       6,152,000        58,807,600        64,959,600
150 Worldwide Plaza....................................     124,919,000       500,877,300       625,796,300
151 Central Park vacant land...........................       3,975,400            45,900         4,021,300


                                                                            DATE OF
                                                          ACCUMULATED    CONSTRUCTION/          DATE          DEPRECIABLE
DESCRIPTION                                              DEPRECIATION     RENOVATION          ACQUIRED         LIVES(2)
-----------                                              -------------   -------------   ------------------   -----------
101 AT&T Plaza.........................................     (3,769,700)         1984          12/19/97             40
102 Center Plaza.......................................    (13,659,700)         1969          12/19/97             40
103 Centerpointe I & II................................     (6,230,800)    1998-1990          12/19/97             40
104 Civic Opera House..................................     (9,922,900)    1929/1996          12/19/97             40
105 Crosby Corporate Center............................     (4,222,100)         1996          12/19/97             40
106 Crosby Corporate Center II.........................     (2,149,400)         1998          12/19/97             40
107 E.J. Randolph......................................     (2,732,900)         1983          12/19/97             40
108 John Marshall I....................................     (3,583,400)         1981          12/19/97             40
109 Lake Marriott Business Park........................     (6,396,400)         1981          12/19/97             40
110 Lakeside Office Park...............................     (3,602,700)    1972-1978          12/19/97             40
111 New England Executive Park.........................    (12,041,300)    1970-1985          12/19/97             40
112 Northridge I.......................................     (2,331,900)         1988          12/19/97             40
113 One Canal Park.....................................     (1,528,600)         1987          12/19/97             40
114 Perimeter Center...................................    (35,759,300)    1970-1989          12/19/97             40
115 Presidents Plaza...................................     (9,752,300)    1980-1982          12/19/97             40
116 Riverview I & II...................................     (4,197,400)    1985-1986          12/19/97             40
117 Russia Wharf.......................................     (3,526,300)    1978-1982          12/19/97             40
118 Shoreline Technology Park..........................    (14,301,800)    1985-1991          12/19/97             40
119 South Station......................................     (2,445,700)         1988          12/19/97             40
120 Sunnyvale Business Center..........................     (3,348,100)         1990          12/19/97             40
121 Ten Canal Park.....................................     (1,634,900)         1987          12/19/97             40
122 Tri-State International............................     (8,030,000)         1986          12/19/97             40
123 Wellesley Office Park..............................    (11,880,800)    1963-1984          12/19/97             40
124 Westbrook Corporate Center.........................    (18,496,600)    1985-1996          12/19/97             40
125 150 California.....................................       (947,800)         2000          12/19/97             40
126 John Marshall III..................................     (1,199,400)         2000          12/19/97             40
127 Riverside..........................................     (1,823,300)         2000          12/19/97             40
128 100 Summer Street..................................    (15,481,500)    1974/1990          03/18/98             40
129 The Tower at New England Executive Park............     (2,109,300)    1971/1999          03/31/98             40
130 Westbrook Corporate Center vacant land.............             --           N/A          04/02/98            N/A
131 Denver Post Tower..................................     (4,532,500)         1984          04/21/98             40
132 301 Howard Building................................     (4,656,300)         1988          04/29/98             40
133 410 17th Street....................................     (3,183,800)         1978          04/30/98             40
134 Tabor Center.......................................     (8,315,700)         1985          04/30/98             40
135 Trinity Place......................................     (1,393,300)         1983          04/30/98             40
136 Dominion Plaza.....................................     (4,300,300)         1983          05/14/98             40
137 Millennium Plaza...................................     (2,530,500)         1982          05/19/98             40
138 Polk and Taylor Buildings..........................    (13,894,800)         1970          05/22/98             40
139 Northland Plaza....................................     (2,871,300)         1985          07/02/98             40
140 4949 S. Syracuse...................................       (526,400)         1982          07/15/98             40
141 Metropoint.........................................     (2,575,000)         1987          07/15/98             40
142 Metropoint III vacant land.........................             --           N/A          07/15/98            N/A
143 One Park Square....................................     (2,241,500)         1985          07/15/98             40
144 Park Avenue Tower..................................    (12,467,400)         1986          07/15/98             40
145 Terrace Building...................................       (942,500)         1982          07/15/98             40
146 The Solarium.......................................     (1,107,700)         1982          07/15/98             40
147 Second and Spring Building.........................     (1,243,300)    1906/1989          07/29/98             40
148 Colonnade I & II...................................     (5,234,200)    1983-1985          09/30/98             40
149 Colonnade III......................................     (3,393,600)         1998          09/30/98             40
150 Worldwide Plaza....................................    (27,640,300)         1989          10/01/98             40
151 Central Park vacant land...........................             --           N/A          11/03/98            N/A

                                                                                        ENCUMBRANCES
DESCRIPTION                                              NOTES         LOCATION          AT 12/31/00     NOTES
-----------                                              ------        --------        ---------------   ------
152 Computer Associates Tower..........................          Irving, TX                         --
153 Texas Commerce Tower...............................          Irving, TX                         --
154 City Center Bellevue...............................          Bellevue, WA                       --
155 Prominence in Buckhead.............................   (6)    Atlanta, GA                        --
156 Prominence vacant land.............................          Atlanta, GA                        --
157 Palo Alto Square...................................          Palo Alto, CA             (49,950,000)
158 Metropoint II......................................          Denver, CO                         --
159 Centerpointe III vacant land.......................          Fairfax, VA                        --
160 10 Almaden.........................................          San Jose, CA                       --
161 11 Canal Center....................................          Alexandria, VA                     --
162 110 Atrium Place...................................          Bellevue, WA              (20,596,500)
163 120 Montgomery.....................................          San Francisco, CA         (47,528,900)
164 125 Summer Street..................................          Boston, MA                (71,558,100)
165 18301 Von Karman (Apple Building)..................          Irvine, CA                         --
166 200 Galleria.......................................          Atlanta, GA              (116,405,900)   (11)
167 201 California.....................................          San Francisco, CA         (40,934,900)
168 222 Berkley Street.................................          Boston, MA                         --
169 429 Santa Monica...................................          Santa Monica, CA                   --
170 500 Boylston Street................................          Boston, MA                         --
171 527 Madison Avenue.................................          New York, NY              (64,214,900)   (11)
172 700 North Brand....................................          Glendale, CA              (25,118,100)
173 99 Canal Center....................................          Alexandria, VA                     --
174 Bay Park Plaza I & II..............................          Burlingame, CA                     --
175 Bayhill Office Center..............................          San Bruno, CA             (54,211,400)
176 Bayside Plaza......................................          San Francisco, CA         (14,894,400)
177 Bixby Ranch........................................          Seal Beach, CA            (27,224,000)
178 Centerside II......................................          San Diego, CA             (22,944,600)
179 Commerce Park......................................          Los Angeles, CA                    --
180 Corporate 500 Centre...............................          Deerfield, IL             (78,364,800)
181 Crossroads.........................................          San Diego, CA                      --
182 Embarcadero Place..................................          Palo Alto, CA             (35,757,000)
183 Exposition Centre..................................          Sacramento, CA             (4,843,900)
184 Golden Bear Center.................................          Berkeley, CA              (19,371,300)
185 Island Corporate Center............................          Mercer Island, WA         (12,379,300)
186 Janss Court........................................          Santa Monica, CA          (17,107,300)
187 Lincoln Town Center................................          Santa Ana, CA                      --
188 Market Square......................................   (11)   Washington, DC                     --
189 Norris Tech Center.................................          San Ramon, CA                      --
190 Norwest Center.....................................          Minneapolis, MN          (115,039,700)
191 One & Two ADP Plaza................................          San Ramon, CA                      --
192 One & Two Corporate Center.........................          Concord, CA                        --
193 One Bay Plaza......................................          Burlingame, CA                     --
194 One Lincoln Centre.................................          Oakbrook, IL                       --
195 One Memorial Drive.................................          Cambridge, MA             (58,856,200)
196 One Ninety One Peachtree Tower.....................          Atlanta, GA                        --
197 Peninsula Office Park..............................          San Mateo, CA             (82,601,500)
198 PeopleSoft Plaza...................................          Pleasanton, CA                     --
199 Pruneyard Office Towers............................          Campbell, CA                       --
200 Seaport Centre.....................................          Redwood City, CA                   --
201 Seaport Plaza......................................          Redwood City, CA                   --
202 Searise Office Tower...............................          Santa Monica, CA          (11,203,600)

                                                                                                COSTS CAPITALIZED
                                                                                                  SUBSEQUENT TO
                                                             INITIAL COST TO COMPANY               ACQUISITION
                                                         --------------------------------   -------------------------
                                                                           BUILDING AND                  BUILDING AND
DESCRIPTION                                                   LAND         IMPROVEMENTS        LAND      IMPROVEMENTS
-----------                                              --------------   ---------------   ----------   ------------
152 Computer Associates Tower..........................       5,129,400        46,164,300       12,800       216,300
153 Texas Commerce Tower...............................       5,525,400        49,728,500           --       796,900
154 City Center Bellevue...............................      22,794,100        93,141,500           --       875,700
155 Prominence in Buckhead.............................       7,456,300        63,163,800           --     9,313,500
156 Prominence vacant land.............................       7,861,700                --           --       271,600
157 Palo Alto Square...................................              --        78,143,200       99,800     2,057,700
158 Metropoint II......................................       1,777,000        17,864,800           --     3,721,300
159 Centerpointe III vacant land.......................       8,168,100                --           --        16,200
160 10 Almaden.........................................      12,582,800        71,302,500           --        60,100
161 11 Canal Center....................................       1,950,000        11,050,000           --         1,500
162 110 Atrium Place...................................       6,333,300        35,888,500           --        70,000
163 120 Montgomery.....................................      17,400,000        98,600,000           --       490,800
164 125 Summer Street..................................      18,000,000       102,000,000           --     1,983,700
165 18301 Von Karman (Apple Building)..................       6,026,800        34,152,100           --       306,600
166 200 Galleria.......................................      10,282,300        58,266,300           --       106,700
167 201 California.....................................      10,519,700        59,611,400           --       200,200
168 222 Berkley Street.................................      25,593,300       145,028,900           --       256,000
169 429 Santa Monica...................................       2,523,200        14,298,300           --        16,200
170 500 Boylston Street................................      39,000,000       221,000,000           --         5,800
171 527 Madison Avenue.................................       9,154,700        51,876,500           --       769,700
172 700 North Brand....................................       5,969,700        33,828,000           --       364,400
173 99 Canal Center....................................       3,997,700        22,653,600           --        88,800
174 Bay Park Plaza I & II..............................      12,905,800        73,133,000           --       260,900
175 Bayhill Office Center..............................      24,009,700       136,054,800           --            --
176 Bayside Plaza......................................       4,108,200        23,279,900           --       144,500
177 Bixby Ranch........................................       6,450,000        36,550,000           --       105,800
178 Centerside II......................................       5,777,200        32,737,300           --       320,200
179 Commerce Park......................................              --        14,700,000           --       155,700
180 Corporate 500 Centre...............................      20,100,000       113,900,000           --       945,400
181 Crossroads.........................................       2,400,000        13,600,000           --        31,000
182 Embarcadero Place..................................      10,500,000        59,500,000           --            --
183 Exposition Centre..................................       1,200,000         6,800,000           --        28,200
184 Golden Bear Center.................................       4,500,000        25,500,000           --        47,700
185 Island Corporate Center............................       2,700,000        15,300,000           --        93,000
186 Janss Court........................................       4,350,000        24,650,000           --            --
187 Lincoln Town Center................................       4,402,900        24,950,000           --        53,000
188 Market Square......................................      33,077,100       187,436,900           --       214,900
189 Norris Tech Center.................................       5,700,000        32,300,000           --       284,400
190 Norwest Center.....................................      39,045,000       221,255,000           --            --
191 One & Two ADP Plaza................................       7,459,900        42,272,500           --       138,900
192 One & Two Corporate Center.........................       6,378,700        36,146,200           --       273,000
193 One Bay Plaza......................................       8,642,400        48,973,300           --       311,100
194 One Lincoln Centre.................................       7,350,000        41,650,000           --       261,400
195 One Memorial Drive.................................      14,861,700        84,216,400           --            --
196 One Ninety One Peachtree Tower.....................      46,500,000       263,500,000           --       106,100
197 Peninsula Office Park..............................      27,275,500       154,560,900           --       446,800
198 PeopleSoft Plaza...................................       7,038,800        39,886,600           --       113,100
199 Pruneyard Office Towers............................      16,502,200       154,783,300           --     1,113,900
200 Seaport Centre.....................................      24,000,000       136,000,000           --        75,200
201 Seaport Plaza......................................      10,132,000        16,825,300           --    15,069,700
202 Searise Office Tower...............................       4,379,700        24,818,500           --        27,800


                                                          GROSS AMOUNT CARRIED AT CLOSE
                                                               OF PERIOD 12/31/2000
                                                         --------------------------------
                                                                           BUILDING AND
DESCRIPTION                                                   LAND         IMPROVEMENTS        TOTAL(1)
-----------                                              --------------   ---------------   ---------------
152 Computer Associates Tower..........................       5,142,200        46,380,600        51,522,800
153 Texas Commerce Tower...............................       5,525,400        50,525,400        56,050,800
154 City Center Bellevue...............................      22,794,100        94,017,200       116,811,300
155 Prominence in Buckhead.............................       7,456,300        72,477,300        79,933,600
156 Prominence vacant land.............................       7,861,700           271,600         8,133,300
157 Palo Alto Square...................................          99,800        80,200,900        80,300,700
158 Metropoint II......................................       1,777,000        21,586,100        23,363,100
159 Centerpointe III vacant land.......................       8,168,100            16,200         8,184,300
160 10 Almaden.........................................      12,582,800        71,362,600        83,945,400
161 11 Canal Center....................................       1,950,000        11,051,500        13,001,500
162 110 Atrium Place...................................       6,333,300        35,958,500        42,291,800
163 120 Montgomery.....................................      17,400,000        99,090,800       116,490,800
164 125 Summer Street..................................      18,000,000       103,983,700       121,983,700
165 18301 Von Karman (Apple Building)..................       6,026,800        34,458,700        40,485,500
166 200 Galleria.......................................      10,282,300        58,373,000        68,655,300
167 201 California.....................................      10,519,700        59,811,600        70,331,300
168 222 Berkley Street.................................      25,593,300       145,284,900       170,878,200
169 429 Santa Monica...................................       2,523,200        14,314,500        16,837,700
170 500 Boylston Street................................      39,000,000       221,005,800       260,005,800
171 527 Madison Avenue.................................       9,154,700        52,646,200        61,800,900
172 700 North Brand....................................       5,969,700        34,192,400        40,162,100
173 99 Canal Center....................................       3,997,700        22,742,400        26,740,100
174 Bay Park Plaza I & II..............................      12,905,800        73,393,900        86,299,700
175 Bayhill Office Center..............................      24,009,700       136,054,800       160,064,500
176 Bayside Plaza......................................       4,108,200        23,424,400        27,532,600
177 Bixby Ranch........................................       6,450,000        36,655,800        43,105,800
178 Centerside II......................................       5,777,200        33,057,500        38,834,700
179 Commerce Park......................................              --        14,855,700        14,855,700
180 Corporate 500 Centre...............................      20,100,000       114,845,400       134,945,400
181 Crossroads.........................................       2,400,000        13,631,000        16,031,000
182 Embarcadero Place..................................      10,500,000        59,500,000        70,000,000
183 Exposition Centre..................................       1,200,000         6,828,200         8,028,200
184 Golden Bear Center.................................       4,500,000        25,547,700        30,047,700
185 Island Corporate Center............................       2,700,000        15,393,000        18,093,000
186 Janss Court........................................       4,350,000        24,650,000        29,000,000
187 Lincoln Town Center................................       4,402,900        25,003,000        29,405,900
188 Market Square......................................      33,077,100       187,651,800       220,728,900
189 Norris Tech Center.................................       5,700,000        32,584,400        38,284,400
190 Norwest Center.....................................      39,045,000       221,255,000       260,300,000
191 One & Two ADP Plaza................................       7,459,900        42,411,400        49,871,300
192 One & Two Corporate Center.........................       6,378,700        36,419,200        42,797,900
193 One Bay Plaza......................................       8,642,400        49,284,400        57,926,800
194 One Lincoln Centre.................................       7,350,000        41,911,400        49,261,400
195 One Memorial Drive.................................      14,861,700        84,216,400        99,078,100
196 One Ninety One Peachtree Tower.....................      46,500,000       263,606,100       310,106,100
197 Peninsula Office Park..............................      27,275,500       155,007,700       182,283,200
198 PeopleSoft Plaza...................................       7,038,800        39,999,700        47,038,500
199 Pruneyard Office Towers............................      16,502,200       155,897,200       172,399,400
200 Seaport Centre.....................................      24,000,000       136,075,200       160,075,200
201 Seaport Plaza......................................      10,132,000        31,895,000        42,027,000
202 Searise Office Tower...............................       4,379,700        24,846,300        29,226,000


                                                                            DATE OF
                                                          ACCUMULATED    CONSTRUCTION/          DATE          DEPRECIABLE
DESCRIPTION                                              DEPRECIATION     RENOVATION          ACQUIRED         LIVES(2)
-----------                                              -------------   -------------   ------------------   -----------
152 Computer Associates Tower..........................     (2,292,700)         1988          01/07/99             40
153 Texas Commerce Tower...............................     (2,526,400)         1985          01/07/99             40
154 City Center Bellevue...............................     (4,664,700)         1987          01/28/99             40
155 Prominence in Buckhead.............................     (2,034,300)         1999          07/13/99             40
156 Prominence vacant land.............................             --           N/A          07/13/99            N/A
157 Palo Alto Square...................................     (2,603,200)    1971/1985          10/01/99             40
158 Metropoint II......................................       (837,300)         1999          04/10/00             40
159 Centerpointe III vacant land.......................             --           N/A          05/23/00            N/A
160 10 Almaden.........................................       (965,800)         1989          06/19/00             40
161 11 Canal Center....................................       (149,800)         1986          06/19/00             40
162 110 Atrium Place...................................       (489,200)         1981          06/19/00             40
163 120 Montgomery.....................................     (1,336,300)         1955          06/19/00             40
164 125 Summer Street..................................     (1,413,400)         1989          06/19/00             40
165 18301 Von Karman (Apple Building)..................       (478,900)         1991          06/19/00             40
166 200 Galleria.......................................       (792,100)         1985          06/19/00             40
167 201 California.....................................       (812,700)         1980          06/19/00             40
168 222 Berkley Street.................................     (1,963,900)         1991          06/19/00             40
169 429 Santa Monica...................................       (193,500)         1982          06/19/00             40
170 500 Boylston Street................................     (2,992,700)         1988          06/19/00             40
171 527 Madison Avenue.................................       (705,700)         1986          06/19/00             40
172 700 North Brand....................................       (481,800)         1981          06/19/00             40
173 99 Canal Center....................................       (313,600)         1986          06/19/00             40
174 Bay Park Plaza I & II..............................       (999,900)    1985-1998          06/19/00             40
175 Bayhill Office Center..............................     (1,842,400)    1982-1987          06/19/00             40
176 Bayside Plaza......................................       (315,300)         1985          06/19/00             40
177 Bixby Ranch........................................       (499,900)         1987          06/19/00             40
178 Centerside II......................................       (456,500)         1987          06/19/00             40
179 Commerce Park......................................       (203,600)         1977          06/19/00             40
180 Corporate 500 Centre...............................     (1,506,300)    1986/1990          06/19/00             40
181 Crossroads.........................................       (184,200)         1983          06/19/00             40
182 Embarcadero Place..................................       (805,700)         1984          06/19/00             40
183 Exposition Centre..................................        (93,300)         1984          06/19/00             40
184 Golden Bear Center.................................       (345,400)         1986          06/19/00             40
185 Island Corporate Center............................       (209,900)         1987          06/19/00             40
186 Janss Court........................................       (333,800)         1989          06/19/00             40
187 Lincoln Town Center................................       (337,900)         1987          06/19/00             40
188 Market Square......................................     (2,539,000)         1990          06/19/00             40
189 Norris Tech Center.................................       (450,700)    1984-1990          06/19/00             40
190 Norwest Center.....................................     (2,996,200)         1988          06/19/00             40
191 One & Two ADP Plaza................................       (574,800)    1987-1989          06/19/00             40
192 One & Two Corporate Center.........................       (499,600)    1985-1987          06/19/00             40
193 One Bay Plaza......................................       (676,100)         1979          06/19/00             40
194 One Lincoln Centre.................................       (571,600)         1986          06/19/00             40
195 One Memorial Drive.................................     (1,140,400)         1985          06/19/00             40
196 One Ninety One Peachtree Tower.....................     (3,568,200)         1991          06/19/00             40
197 Peninsula Office Park..............................     (2,094,600)    1971-1998          06/19/00             40
198 PeopleSoft Plaza...................................       (543,100)         1984          06/19/00             40
199 Pruneyard Office Towers............................     (2,100,100)    1971-1999          06/19/00             40
200 Seaport Centre.....................................     (1,842,000)         1988          06/19/00             40
201 Seaport Plaza......................................             --          2000          06/19/00             40
202 Searise Office Tower...............................       (336,400)         1975          06/19/00             40

                                                                                        ENCUMBRANCES
DESCRIPTION                                              NOTES         LOCATION          AT 12/31/00     NOTES
-----------                                              ------        --------        ---------------   ------
203 Sixty State Street.................................          Boston, MA                (80,586,000)
204 Tower 56...........................................          New York, NY              (23,249,600)
205 TransPotomac Plaza 5...............................          Alexandria, VA                     --
206 U.S. Bancorp Center................................          Minneapolis, MN                    --
207 U.S. West Dex Center...............................          Murray, UT                         --
208 Warner Park Center.................................          Woodland Hills, CA                 --
209 Washington Mutual Tower............................          Seattle, WA               (78,192,200)
210 Wells Fargo Center.................................          Sacramento, CA                     --
211 Wilshire Palisades.................................          Santa Monica, CA          (27,724,500)
212 Sunset North.......................................          Bellevue, WA                       --
213 Two Lafayette Centre...............................          Washington, DC                     --
214 World Trade Center East............................   (6)    Seattle, WA                        --
                                                                                       ---------------
  Subtotal Office Properties...........................                                $(2,883,624,600)
                                                                                       ---------------
215 Parkside Tower.....................................   (12)   Foster City, CA       $            --
216 E.J. Randolph II...................................   (12)   McLean, VA                         --
                                                                                       ---------------
  Subtotal Development Properties......................                                $            --
                                                                                       ---------------
  Parking Facilities:
 1 203 North LaSalle Garage............................   (3)    Chicago, IL               (17,053,300)   (13)
 2 Theatre District Garage.............................   (3)    Chicago, IL               (15,122,700)   (13)
 3 Adams-Wabash Garage.................................          Chicago, IL                        --
 4 517 Marquette Garage................................          Minneapolis, MN                    --
                                                                                       ---------------
  Subtotal -- Parking Facilities.......................                                $   (32,176,000)
                                                                                       ---------------
  Management Business -- Furniture, Fixtures and
   Equipment...........................................                                $            --
                                                                                       ---------------
  Investment in Real Estate............................                                $(2,915,800,600)   (14)
                                                                                       ===============

                                                                                                COSTS CAPITALIZED
                                                                                                  SUBSEQUENT TO
                                                             INITIAL COST TO COMPANY               ACQUISITION
                                                         --------------------------------   -------------------------
                                                                           BUILDING AND                  BUILDING AND
DESCRIPTION                                                   LAND         IMPROVEMENTS        LAND      IMPROVEMENTS
-----------                                              --------------   ---------------   ----------   ------------
203 Sixty State Street.................................              --       256,000,000           --     1,002,100
204 Tower 56...........................................       6,852,700        38,831,700           --       276,100
205 TransPotomac Plaza 5...............................       2,325,000        13,175,000           --       193,100
206 U.S. Bancorp Center................................      16,500,000        93,514,400           --     4,150,300
207 U.S. West Dex Center...............................       1,725,000         9,775,000           --         2,000
208 Warner Park Center.................................       1,305,000         7,395,000           --         5,800
209 Washington Mutual Tower............................      51,000,000       289,000,000           --       163,100
210 Wells Fargo Center.................................              --       123,794,600           --       124,400
211 Wilshire Palisades.................................       9,762,900        55,323,300           --        13,700
212 Sunset North.......................................      16,949,900        78,674,700           --    11,851,500
213 Two Lafayette Centre...............................       2,641,700        26,675,600           --       155,300
214 World Trade Center East............................              --        38,567,100           --       173,000
                                                         --------------   ---------------   ----------   ------------
  Subtotal Office Properties...........................  $2,000,856,800   $14,698,144,800   $4,024,000   $675,153,000
                                                         --------------   ---------------   ----------   ------------
215 Parkside Tower.....................................  $   36,000,000   $     8,406,300   $       --   $19,765,600
216 E.J. Randolph II...................................       5,770,000                --           --       480,100
                                                         --------------   ---------------   ----------   ------------
  Subtotal Development Properties......................  $   41,770,000   $     8,406,300   $       --   $20,245,700
                                                         --------------   ---------------   ----------   ------------
  Parking Facilities:
 1 203 North LaSalle Garage............................       4,213,800        37,924,000           --     1,192,700
 2 Theatre District Garage.............................       3,752,900        33,751,600           --       441,700
 3 Adams-Wabash Garage.................................       2,525,000        22,725,300           --       315,600
 4 517 Marquette Garage................................       4,538,000        14,862,100           --         6,600
                                                         --------------   ---------------   ----------   ------------
  Subtotal -- Parking Facilities.......................  $   15,029,700   $   109,263,000   $       --   $ 1,956,600
                                                         --------------   ---------------   ----------   ------------
  Management Business -- Furniture, Fixtures and
   Equipment...........................................  $           --   $            --   $       --   $44,529,700
                                                         --------------   ---------------   ----------   ------------
  Investment in Real Estate............................  $2,057,656,500   $14,815,814,100   $4,024,000   $741,885,000
                                                         ==============   ===============   ==========   ============


                                                          GROSS AMOUNT CARRIED AT CLOSE
                                                               OF PERIOD 12/31/2000
                                                         --------------------------------
                                                                           BUILDING AND
DESCRIPTION                                                   LAND         IMPROVEMENTS        TOTAL(1)
-----------                                              --------------   ---------------   ---------------
203 Sixty State Street.................................              --       257,002,100       257,002,100
204 Tower 56...........................................       6,852,700        39,107,800        45,960,500
205 TransPotomac Plaza 5...............................       2,325,000        13,368,100        15,693,100
206 U.S. Bancorp Center................................      16,500,000        97,664,700       114,164,700
207 U.S. West Dex Center...............................       1,725,000         9,777,000        11,502,000
208 Warner Park Center.................................       1,305,000         7,400,800         8,705,800
209 Washington Mutual Tower............................      51,000,000       289,163,100       340,163,100
210 Wells Fargo Center.................................              --       123,919,000       123,919,000
211 Wilshire Palisades.................................       9,762,900        55,337,000        65,099,900
212 Sunset North.......................................      16,949,900        90,526,200       107,476,100
213 Two Lafayette Centre...............................       2,641,700        26,830,900        29,472,600
214 World Trade Center East............................              --        38,740,100        38,740,100
                                                         --------------   ---------------   ---------------
  Subtotal Office Properties...........................  $2,004,880,800   $15,373,297,800   $17,378,178,600
                                                         --------------   ---------------   ---------------
215 Parkside Tower.....................................  $   36,000,000   $    28,171,900   $    64,171,900
216 E.J. Randolph II...................................       5,770,000           480,100         6,250,100
                                                         --------------   ---------------   ---------------
  Subtotal Development Properties......................  $   41,770,000   $    28,652,000   $    70,422,000
                                                         --------------   ---------------   ---------------
  Parking Facilities:
 1 203 North LaSalle Garage............................       4,213,800        39,116,700        43,330,500
 2 Theatre District Garage.............................       3,752,900        34,193,300        37,946,200
 3 Adams-Wabash Garage.................................       2,525,000        23,040,900        25,565,900
 4 517 Marquette Garage................................       4,538,000        14,868,700        19,406,700
                                                         --------------   ---------------   ---------------
  Subtotal -- Parking Facilities.......................  $   15,029,700   $   111,219,600   $   126,249,300
                                                         --------------   ---------------   ---------------
  Management Business -- Furniture, Fixtures and
   Equipment...........................................  $           --   $    44,529,700   $    44,529,700
                                                         --------------   ---------------   ---------------
  Investment in Real Estate............................  $2,061,680,500   $15,557,699,100   $17,619,379,600
                                                         ==============   ===============   ===============


                                                                            DATE OF
                                                          ACCUMULATED    CONSTRUCTION/          DATE          DEPRECIABLE
DESCRIPTION                                              DEPRECIATION     RENOVATION          ACQUIRED         LIVES(2)
-----------                                              -------------   -------------   ------------------   -----------
203 Sixty State Street.................................     (3,468,900)         1979          06/19/00             40
204 Tower 56...........................................       (530,700)         1983          06/19/00             40
205 TransPotomac Plaza 5...............................       (179,100)         1983          06/19/00             40
206 U.S. Bancorp Center................................     (1,467,500)         2000          06/19/00             40
207 U.S. West Dex Center...............................       (132,400)         1985          06/19/00             40
208 Warner Park Center.................................       (100,400)         1986          06/19/00             40
209 Washington Mutual Tower............................     (3,916,500)         1988          06/19/00             40
210 Wells Fargo Center.................................     (1,683,400)         1987          06/19/00             40
211 Wilshire Palisades.................................       (749,200)         1981          06/19/00             40
212 Sunset North.......................................     (1,801,800)         1999          06/30/00             40
213 Two Lafayette Centre...............................       (308,500)         1985          07/11/00             40
214 World Trade Center East............................       (282,500)         2000          09/08/00             40
                                                         -------------
  Subtotal Office Properties...........................  $(962,802,400)
                                                         -------------
215 Parkside Tower.....................................  $          --           N/A          06/19/00            N/A
216 E.J. Randolph II...................................             --           N/A          12/19/97            N/A
                                                         -------------
  Subtotal Development Properties......................  $          --
                                                         -------------
  Parking Facilities:
 1 203 North LaSalle Garage............................     (3,388,600)         1985          06/09/95             40
 2 Theatre District Garage.............................     (2,770,200)         1987          06/09/95             40
 3 Adams-Wabash Garage.................................     (1,967,800)         1990          08/11/97             40
 4 517 Marquette Garage................................       (603,800)         1999          04/01/99             40
                                                         -------------
  Subtotal -- Parking Facilities.......................  $  (8,730,400)
                                                         -------------
  Management Business -- Furniture, Fixtures and
   Equipment...........................................  $  (6,522,200)
                                                         -------------
  Investment in Real Estate............................  $(978,055,000)
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