Form 10-Q/A
period 2001-03-31
EQUITY OFFICE PROPERTIES TRUST
filed 2001-06-06
CIK 1038339

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A

(Mark One)

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2001 or
TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to Commission File Number: 1-13115

EQUITY OFFICE PROPERTIES TRUST

(Exact name of registrant as specified in its charter)

Maryland	36-4151656
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Two North Riverside Plaza Suite 2100, Chicago, Illinois (Address of principal executive offices)	60606 (Zip Code)

(312) 466-3300

(Registrant’s telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes    No

APPLICABLE ONLY TO CORPORATE ISSUERS

On April 30, 2001, 309,749,050 of the registrant’s Common Shares were outstanding.

PART I.  FINANCIAL INFORMATION

ITEM 1.  Financial Statements

EQUITY OFFICE PROPERTIES TRUST

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share data)	March 31, 2001	December 31, 2000

	(Unaudited)

Assets:

Investment in real estate	$17,543,327	$17,460,534

Developments in process	81,079	70,422

Land available for development	88,424	88,424

Accumulated depreciation	(1,100,273)	(978,055)

Investment in real estate, net of accumulated depreciation	16,612,557	16,641,325

Cash and cash equivalents	37,610	53,256

Tenant and other receivables (net of allowance for doubtful accounts of $2,563 and $1,873, respectively)	84,648	101,784

Deferred rent receivable	222,187	207,088

Escrow deposits and restricted cash	45,131	39,832

Investment in unconsolidated joint ventures	1,135,205	1,164,613

Deferred financing costs (net of accumulated amortization of $25,273 and $21,756, respectively)	78,338	81,854

Deferred leasing costs (net of accumulated amortization of $50,966 and $39,906, respectively)	158,779	151,178

Prepaid expenses and other assets (net of discounts of $78,337 and $78,871, respectively)	348,843	353,323

Total Assets	$18,723,298	$18,794,253

Liabilities, Minority Interests, Redeemable Common Shares and Shareholders’ Equity:

Mortgage debt (including a net discount of $(19,056) and $(17,825), respectively)	$2,784,255	$2,915,801

Unsecured notes (including a net discount of $(3,596) and $(3,807), respectively)	5,836,404	5,836,193

Line of credit	37,500	51,000

Accounts payable and accrued expenses	418,781	497,811

Distribution payable	160,679	3,681

Other liabilities	177,793	200,176

Total Liabilities	9,415,412	9,504,662

Commitments and contingencies

Minority Interests:

EOP Partnership	995,943	1,021,235

Partially owned properties	198,280	197,161

Total Minority Interests	1,194,223	1,218,396

Redeemable Common Shares (1,717,844 Common Shares redeemable at $31.50 per Common Share)	54,122	54,122

Shareholders’ Equity:

Preferred Shares, 100,000,000 authorized:

8.98% Series A Cumulative Redeemable Preferred Shares, liquidation preference $25.00 per share, 7,994,000 issued and outstanding	199,850	199,850

5.25% Series B Convertible, Cumulative Redeemable Preferred Shares, liquidation preference $50.00 per share, 5,990,000 and 6,000,000 issued and outstanding, respectively	299,500	300,000

8.625% Series C Cumulative Redeemable Preferred Shares, liquidation preference $25.00 per share, 4,562,900 issued and outstanding	114,073	114,073

Common Shares, $0.01 par value; 750,000,000 shares authorized, 307,298,375 and 305,248,752 issued and outstanding, respectively	3,073	3,053

Additional paid in capital	7,649,686	7,595,918

Deferred compensation	(30,157)	(14,871)

Dividends in excess of accumulated earnings	(170,897)	(152,695)

Accumulated other comprehensive loss	(5,587)	(28,255)

Total Shareholders’ Equity	8,059,541	8,017,073

Total Liabilities, Minority Interests, Redeemable Common Shares and Shareholders’ Equity	$18,723,298	$18,794,253

See accompanying notes.

EQUITY OFFICE PROPERTIES TRUST

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the three months ended
	March 31,

(Dollars in thousands, except per share amounts)	2001	2000

Revenues:

Rental	$509,135	$358,366

Tenant reimbursements	97,321	62,983

Parking	30,590	26,731

Other	13,163	12,856

Fee income	2,172	2,235

Interest/dividends	10,835	5,704

Total revenues	663,216	468,875

Expenses:

Interest:

Expense incurred	157,940	100,532

Amortization of deferred financings costs	1,326	1,377

Depreciation	114,566	83,889

Amortization	9,082	4,386

Real estate taxes	76,662	57,910

Insurance	3,307	2,740

Repairs and maintenance	65,600	47,899

Property operating	69,022	46,788

Ground rent	3,081	2,024

General and administrative	25,639	19,651

Total expenses	526,225	367,196

Income before allocation to minority interests, income from investment in unconsolidated joint ventures, net gain on sales of real estate, extraordinary items and cumulative effect of a change in accounting principle	136,991	101,679

Minority Interests:

EOP Partnership	(16,282)	(12,416)

Partially owned properties	(3,253)	(553)

Income from investment in unconsolidated joint ventures	15,426	11,374

Net gain on sales of real estate	—	3,862

Income before extraordinary items and cumulative effect of a change in accounting principle	132,882	103,946

Extraordinary items	—	(611)

Cumulative effect of a change in accounting principle	(1,142)	—

Net income	131,740	103,335

Put option settlement	—	(1,030)

Preferred distributions, net	(10,884)	(10,697)

Net income available for Common Shares	$120,856	$91,608

Net income available per weighted average Common Share outstanding — Basic	$0.39	$0.37

Weighted average Common Shares outstanding — Basic	306,971,084	247,695,287

Net income available per weighted average Common Share and common share equivalent outstanding — Diluted	$0.39	$0.37

Weighted average Common Shares and common share equivalents outstanding — Diluted	351,400,853	283,568,648

See accompanying notes.

EQUITY OFFICE PROPERTIES TRUST

CONSOLIDATED STATEMENTS OF NET COMPREHENSIVE INCOME
(Unaudited)

	For the three months
	ended March 31,

(Dollars in thousands)	2001	2000

Net income	$131,740	$103,335

Other comprehensive income (loss):

Unrealized holding (losses)/gains arising during the period	(1,416)	27,540

Recognition of permanent impairment on marketable securities	24,084	—

Net comprehensive income	$154,408	$130,875

See accompanying notes.

EQUITY OFFICE PROPERTIES TRUST

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the three months ended
	March 31,

(Dollars in thousands)	2001	2000

Operating Activities:

Net income	$131,740	$103,335

Adjustments to reconcile net income to net cash provided by operating activities:

Depreciation and amortization	124,974	89,652

Amortization of discounts included in interest/dividend income	(534)	—

Amortization of premiums/discounts on unsecured notes and terminated interest rate protection agreements	1,171	936

Amortization of deferred revenue included in other income	(533)	(1,036)

Compensation related to restricted shares issued to employees	2,159	1,555

Income from unconsolidated joint ventures	(15,426)	(11,374)

Net gain on sales of real estate	—	(3,862)

Extraordinary items	—	611

Cumulative effect of a change in accounting principle	1,142	—

Provision for doubtful accounts	755	58

Allocation to minority interests	19,535	12,969

Changes in assets and liabilities:

Decrease in rents receivable	16,381	11,837

(Increase) in deferred rent receivables	(15,099)	(12,323)

Decrease (increase) in prepaid expenses and other assets	4,698	(6,798)

(Decrease) in accounts payable and accrued expenses	(79,703)	(71,014)

Increase (decrease) in other liabilities	1,541	(5,057)

Net cash provided by operating activities	192,801	109,489

Investing Activities:

Property dispositions	8,600	—

Payments of disposition costs for sales of real estate	—	(358)

Payments for capital and tenant improvements	(53,910)	(50,025)

Distributions from unconsolidated joint ventures	24,724	6,804

Investments in unconsolidated joint ventures	(21,248)	(5,026)

Payments of lease acquisition costs	(16,539)	(14,440)

(Increase) in escrow deposits and restricted cash	(5,299)	(2,884)

Net cash (used for) investing activities	(63,672)	(65,929)

EQUITY OFFICE PROPERTIES TRUST

CONSOLIDATED STATEMENTS OF CASH FLOWS — (Continued)

(Unaudited)

	For the three months ended
	March 31,

(Dollars in thousands)	2001	2000

Financing Activities:

Repurchase of Common Shares	—	(119,633)

Proceeds from exercise of share options	12,572	1,510

Redemption of Units	—	(3,780)

Distributions to shareholders and unitholders	(487)	(2,154)

Payment of preferred distributions	(10,884)	(10,884)

Repurchase of preferred shares, including transaction costs	—	(890)

Distributions to minority interests in partially owned properties	(2,161)	—

Proceeds from unsecured notes	—	499,320

Proceeds from lines of credit	1,646,700	1,075,100

Principal payments on mortgage debt	(130,315)	(168,134)

Principal payments on lines of credit	(1,660,200)	(1,296,100)

Payments of loan costs	—	(3,877)

Net cash (used for) financing activities	(144,775)	(29,522)

Net (decrease) increase in cash and cash equivalents	(15,646)	14,038

Cash and cash equivalents at the beginning of the period	53,256	2,338

Cash and cash equivalents at the end of the period	$37,610	$16,376

Supplemental Information:

Interest paid during the period, including capitalized interest of $5,027 and $5,143, respectively	$183,540	$132,470

Non-Cash Investing and Financing Activities:

Escrow deposits provided by property dispositions	—	$(45,620)

See accompanying notes.

EQUITY OFFICE PROPERTIES TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

      The consolidated financial statements of Equity Office have been prepared pursuant to the Securities and Exchange Commission (“SEC”) rules and regulations. The following notes highlight significant changes to the notes to the December 31, 2000 audited consolidated financial statements of Equity Office Properties Trust and should be read in conjunction with the financial statements and notes thereto included in the Form 10-K and present interim disclosures as required by the SEC.

NOTE 1 — BUSINESS AND FORMATION OF EQUITY OFFICE

      As used herein, “Equity Office” means Equity Office Properties Trust, a Maryland real estate investment trust, together with its subsidiaries, including EOP Operating Limited Partnership, a Delaware limited partnership (“EOP Partnership”) and the predecessors thereof (“Equity Office Predecessors”). Equity Office was formed on October 9, 1996 to continue and expand the national office property business organized by Mr. Samuel Zell, Chairman of the Board of Trustees of Equity Office, and to complete the consolidation of the Equity Office Predecessors (the “Consolidation”). Equity Office completed its initial public offering (the “IPO”) on July 11, 1997 having sold its common shares of beneficial interest, $0.01 par value per share (“Common Shares”). The net proceeds of the IPO were contributed to EOP Partnership in exchange for units of partnership interest (“Units”). Equity Office is a fully integrated, self-administered and self-managed real estate company engaged in acquiring, owning, managing, developing, leasing and renovating office properties and parking facilities. Equity Office has elected to be taxed as a real estate investment trust (“REIT”) for federal income tax purposes and generally will not be subject to federal income tax if it distributes 100% of its taxable income and complies with a number of organizational and operational requirements. As of March 31, 2001, Equity Office owned or had an interest in 380 office properties (the “Office Properties”) containing approximately 99.0 million rentable square feet of office space and owned nine stand-alone parking facilities (the “Parking Facilities” and, together with the Office Properties, the “Properties”) containing approximately 14,244 parking spaces. The weighted average occupancy for the Office Properties at March 31, 2001, was approximately 94.2%. The Office Properties are located in 103 submarkets in 37 markets in 24 states and the District of Columbia. The Office Properties, by rentable square feet, are located approximately 51.3% in central business districts (“CBDs”) and 48.7% in suburban markets.

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Basis of Presentation

      Equity Office’s assets, which include investments in joint ventures, are primarily owned by, and its operations are substantially conducted through, EOP Partnership. Equity Office is the sole general partner of EOP Partnership. Due to Equity Office’s ability as general partner to control EOP Partnership and various other property holding entities and various other subsidiaries, each such entity has been consolidated with Equity Office for financial reporting purposes.

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

EQUITY OFFICE PROPERTIES TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

adjustments necessary for a fair presentation of the results of the interim periods. All such adjustments are of a normal, recurring nature.

  Reclassifications

      Certain reclassifications have been made to the previously reported 2000 statements in order to provide comparability with the 2001 statements reported herein. These reclassifications have not changed the 2000 results or combined shareholders’ equity and redeemable common shares.

NOTE 3 — DISPOSITIONS

      On January 25, 2001, Warner Park Center in Woodland Hills, CA was disposed of for approximately $8.95 million to Adler Realty Advisors, Inc. and its investors. There was no gain or loss on the sale of Warner Park Center. The building consisted of 57,366 square feet and was 66.3% occupied.

NOTE 4 — INVESTMENT IN UNCONSOLIDATED JOINT VENTURES

      Equity Office has several investments in unconsolidated joint ventures consisting of Office Properties, Parking Facilities, a management company and a company that provides fully furnished office space to tenants. Combined summarized financial information of the unconsolidated joint ventures is as follows:

	March 31,	December 31,
(Dollars in thousands)	2001	2000

Balance Sheets:

Real estate, net	$2,912,972	$2,928,225

Other assets	226,183	239,267

Total Assets	$3,139,155	$3,167,492

Mortgage debt	$1,335,100	$1,333,304

Other liabilities	131,850	138,210

Partners’ and shareholders’ equity	1,672,205	1,695,978

Total Liabilities and Partners’ and Shareholders’ Equity	$3,139,155	$3,167,492

Equity Office’s share of equity	$1,002,226	$1,016,213

Net excess of cost of investments over/under the net book value of underlying net assets, net of accumulated depreciation of $18,061 and $16,905, respectively	132,979	148,400

Carrying value of investments in unconsolidated joint ventures	$1,135,205	$1,164,613

Equity Office’s share of unconsolidated mortgage debt	$835,873	$834,093

EQUITY OFFICE PROPERTIES TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

	For the three months
	ended March 31,

(Dollars in thousands)	2001	2000

Statements of Operations:

Revenues	$130,819	$71,270

Expenses:

Interest expense	25,310	10,741

Depreciation and amortization	20,980	12,072

Operating expenses	55,643	27,978

Total expenses	101,933	50,791

Net income before cumulative effect of a change in accounting principle	28,886	20,479

Cumulative effect of a change in accounting principle	(2,279)	—

Net income	$26,607	$20,479

Equity Office’s share of net income	$15,426	$11,374

Equity Office’s share of interest expense	$16,415	$5,114

Equity Office’s share of depreciation and amortization (real estate related)	$12,677	$7,259

NOTE 5 — MORTGAGE DEBT

      The following mortgage notes were repaid or prepaid with available cash and/or borrowings from the line of credit during the current quarter:

Date Paid	Property	Payoff Amount

		(in thousands)

1/19/2001	Palo Alto Square	$49,950

2/15/2001	Community Corporate Center	16,553

2/23/2001	Wachovia Center	25,314

2/28/2001	Centerpointe I & II	29,012

	Total	$120,829

NOTE 6 — SHAREHOLDERS’ EQUITY

  Common Shares

      The following table presents the changes in the issued and outstanding Common Shares since January 1, 2001 (excluding Units of 41,056,246 and 42,060,891 outstanding at March 31, 2001 and December 31, 2000, respectively, which are convertible into Common Shares on a one-for-one basis, or the cash equivalent thereof, subject to certain restrictions):

Outstanding at January 1, 2001	305,248,752

Units redeemed for Common Shares	898,746

Share options exercised	537,063

Restricted shares issued/cancelled, net	598,066

Common Shares issued in exchange for the conversion of 10,000 Series B Preferred Shares	14,005

Common Shares issued through the Dividend Reinvestment Program	1,743

Outstanding at March 31, 2001	307,298,375

EQUITY OFFICE PROPERTIES TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

  Ownership of EOP Partnership

      Equity Office’s ownership in EOP Partnership was approximately 88.3% and 87.9% as of March 31, 2001 and December 31, 2000, respectively.

  Preferred Shares

      On March 29, 2001, a holder of 10,000 Series B Preferred Shares exercised its right to convert its Series B Preferred Shares into 14,005 Common Shares.

  Distributions

      The following tables summarize the distributions paid or declared to common shareholders, unitholders and preferred shareholders during the current quarter:

	Distribution Amount
	per Share/Unit	Date Paid	Record Date

Common Shares/Units	$0.45	4/16/2001	3/30/2001

Series A Preferred Shares	$0.56125	3/15/2001	3/1/2001

Series B Preferred Shares	$0.65625	2/15/2001	2/1/2001

Series C Preferred Shares	$0.5390625	3/15/2001	3/1/2001

NOTE 7 — CUMULATIVE EFFECT OF A CHANGE IN ACCOUNTING PRINCIPLE

      In June 1998, the FASB issued Statement No. 133 “Accounting for Derivative Instruments and Hedging Activities.” The statement requires recording all derivative instruments as assets or liabilities, measured at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the hedge in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative’s change in fair value will be immediately recognized in earnings. The standard’s effective date was deferred by FASB Statement No. 137 to all fiscal years beginning after June 15, 2000. Equity Office adopted the standard on January 1, 2001, and recorded a cumulative effect of a change in accounting principle resulting in a loss of approximately $1.1 million in connection with Equity Office’s share of the cumulative effect of a change in accounting principle recorded on an interest rate cap in place at a property held through a joint venture.

EQUITY OFFICE PROPERTIES TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

NOTE 8 — EARNINGS PER SHARE

      The following table sets forth the computation of basic and diluted earnings per Common Share and common share equivalent:

	For the three months ended
	March 31,

(Dollars in thousands, except per share data)	2001	2000

Numerator:

Net income available for Common Shares before net gain on sales of real estate, extraordinary items and cumulative effect of a change in accounting principle	$121,998	$88,357

Net gain on sales of real estate	—	3,862

Extraordinary items	—	(611)

Cumulative effect of a change in accounting principle	(1,142)	—

Numerator for basic earnings per share — net income available for Common Shares	120,856	91,608

Minority interest in EOP Partnership	16,282	12,416

Numerator for diluted earnings per share — net income available for Common Shares and common share equivalents	$137,138	$104,024

Denominator:

Denominator for basic earnings per share — weighted average Common Shares outstanding	306,971,084	247,695,287

Effect of dilutive securities:

Redemption of Units for Common Shares	41,505,418	33,685,351

Share options, put options and restricted stock	2,924,351	2,188,010

Dilutive potential Common Shares	44,429,769	35,873,361

Denominator for diluted earnings per share — adjusted weighted average common shares and common share equivalents outstanding	351,400,853	283,568,648

Basic earnings available for Common Shares per weighted average Common Share:

Net income before net gain on sales of real estate, extraordinary items and cumulative effect of a change in accounting principle, net of minority interests	$.40	$.36

Net gain on sales of real estate, net of minority interests	—	.01

Extraordinary items, net of minority interests	—	—

Cumulative effect of a change in accounting principle, net of minority interests	(.01)	—

Net income	$.39	$.37

Diluted earnings available for Common Shares and common share equivalents per weighted average Common Share and common share equivalent:

Net income before net gain on sales of real estate, extraordinary items and cumulative effect of a change in accounting principle	$.39	$.36

Net gain on sales of real estate	—	.01

Extraordinary items	—	—

Cumulative effect of a change in accounting principle	—	—

Net income	$.39	$.37

EQUITY OFFICE PROPERTIES TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

      The following securities were not included in the computation of diluted earnings per Common Share and common share equivalent since they would have an antidilutive effect:

		For the three months
		ended March 31,
	Weighted Average
Antidilutive Securities	Exercise Price	2001	2000

Share options	$30.340	3,077,389	—

Share options	$30.030	—	3,396,317

Series B Preferred Shares	$35.700	6,000,000	6,000,000

Warrants	$39.375	5,000,000	5,000,000

	Total	14,077,389	14,396,317

NOTE 9 — SEGMENT INFORMATION

      As discussed in Note 1, Equity Office’s primary business is the ownership and operation of Office Properties. Management operates each Office Property as an individual operating segment and has aggregated these operating segments into a single operating segment for financial reporting purposes due to the fact that each of the individual operating segments have similar economic characteristics. Equity Office’s long-term tenants are in a variety of businesses and no single tenant is significant to Equity Office’s business. The Property Operating Revenues generated at the Corporate and Other segment consist of revenues earned by the Parking Facilities primarily from the rental of parking spaces. The Other Revenues generated at the Corporate and Other segment consist primarily of fee income from the management of office properties owned by third parties and interest and dividend income on various investments. Information related to this segment for the three months ended March 31, 2001 and 2000 is below:

	For the three months ended March 31, 2001

	Office	Corporate
(Dollars in thousands)	Properties	and Other	Consolidated

Property Operating Revenues	$645,462	$4,747	$650,209

Property Operating Expenses	(213,415)	(1,176)	(214,591)

Net operating income	432,047	3,571	435,618

Adjustments to arrive at net income:

Other revenues	1,133	11,874	13,007

Interest expense(1)	(52,600)	(105,340)	(157,940)

Depreciation and amortization	(118,531)	(6,443)	(124,974)

Ground rent	(3,081)	—	(3,081)

General and administrative	(47)	(25,592)	(25,639)

Total adjustments to arrive at net income	(173,126)	(125,501)	(298,627)

Income before allocation to minority interests, income from investment in unconsolidated joint ventures and cumulative effect of a change in accounting principle	258,921	(121,930)	136,991

Minority interests	(3,253)	(16,282)	(19,535)

Income from investment in unconsolidated joint ventures	15,208	218	15,426

Cumulative effect of a change in accounting principle	(1,142)	—	(1,142)

Net income	$269,734	$(137,994)	$131,740

Capital and tenant improvements	$47,746	$6,164	$53,910

Total Assets	$18,122,318	$600,980	$18,723,298

EQUITY OFFICE PROPERTIES TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

	For the three months ended March 31, 2000

	Office	Corporate
(Dollars in thousands)	Properties	and Other	Consolidated

Property Operating Revenues	$450,992	$9,944	$460,936

Property Operating Expenses	(152,646)	(2,691)	(155,337)

Net operating income	298,346	7,253	305,599

Adjustments to arrive at net income:

Other revenues	2,918	5,021	7,939

Interest expense(1)	(27,505)	(73,027)	(100,532)

Depreciation and amortization	(85,457)	(4,195)	(89,652)

Ground rent	(2,011)	(13)	(2,024)

General and administrative	(112)	(19,539)	(19,651)

Total adjustments to arrive at net income	(112,167)	(91,753)	(203,920)

Income before allocation to minority interests, income from investment in unconsolidated joint ventures, net gain on sales of real estate and extraordinary items	186,179	(84,500)	101,679

Minority interests	(438)	(12,531)	(12,969)

Income from investment in unconsolidated joint ventures	11,361	13	11,374

Net gain on sales of real estate	3,862	—	3,862

Extraordinary items	(611)	—	(611)

Net income	$200,353	$(97,018)	$103,335

Capital and tenant improvements	$45,348	$4,677	$50,025

(1)	Interest expense for the Office Properties does not include an allocation of interest expense on corporate unsecured debt.

NOTE 10 — PENDING MERGER WITH SPIEKER PROPERTIES, INC.

      On February 22, 2001, Equity Office and Spieker Properties, Inc. (“Spieker”) entered into a merger agreement in which Spieker will merge into Equity Office and Spieker Properties, L.P. (“Spieker Partnership”), Spieker’s operating partnership subsidiary, will merge into EOP Partnership (the “Spieker Merger”). The transaction values Spieker (including the outside interests in Spieker Partnership) at approximately $7.3 billion, which includes transaction costs and the assumption of approximately $2.1 billion in debt and $356.3 million in preferred stock and partnership units. Equity Office will pay approximately $1.2 billion in cash and issue approximately 117.7 million new Equity Office Common Shares and EOP Partnership Units and 14.3 million new Equity Office preferred shares in the transaction. Equity Office intends to finance the $1.2 billion cash portion of the purchase price using a combination of available borrowing capacity under the line of credit and a new bridge loan facility to be entered into before the closing of the merger. In May 2001, Equity Office received a commitment for a $1.0 billion bridge loan facility with a term of 364 days at an interest rate based on LIBOR plus 80 basis points, subject to EOP Partnership’s credit rating. Equity Office will guarantee any outstanding obligation under the bridge loan credit facility. EOP Partnership and Equity Office have agreed, jointly and severally, to pay a commitment fee of 20 basis points, or $2.0 million, if the bridge facility is not refinanced within 120 days from the date of funding.

      Following the Spieker Merger, Equity Office is expected to own and operate approximately 124 million square feet of office space nationwide, which includes approximately 25 million square feet of office space

EQUITY OFFICE PROPERTIES TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

attributable to Spieker. Equity Office is expected to acquire Spieker’s industrial portfolio of approximately 12.7 million square feet and its development properties totaling approximately 1.7 million square feet.

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

NOTE 11 — COMMITMENTS AND CONTINGENCIES

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

  Environmental

      Equity Office, as an owner of real estate, is subject to various environmental laws of federal and local governments. Compliance by Equity Office with existing laws has not had a material adverse effect on Equity Office’s financial condition and results of operations, and management does not believe it will have such an impact in the future. However, Equity Office cannot predict the impact of new or changed laws or regulations on its current Properties or on properties that it may acquire in the future.

  Litigation

      Neither Equity Office nor any of its Properties is presently subject to material litigation nor, to Equity Office’s knowledge, is any litigation threatened against Equity Office or any of the Properties, other than routine actions for negligence and other claims and administrative proceedings arising in the ordinary course of business, some of which are expected to be covered by liability insurance and all of which collectively are not expected to have a material adverse effect on the liquidity, results of operations, or business or financial condition of Equity Office.

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

EQUITY OFFICE PROPERTIES TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

construction. No assurance can be given that material losses in excess of insurance proceeds will not occur in the future.

  Commitments

      In accordance with the agreement governing the investment in Wright Runstad Associates Limited Partnership (“WRALP”), Equity Office agreed to make available to WRALP up to $20.0 million in additional financing or credit support for future development. As of March 31, 2001, no amounts have been funded pursuant to this agreement. However, Equity Office has guaranteed WRALP’s line of credit, which has an outstanding balance of approximately $16.3 million as of March 31, 2001.

  Contingencies

      Certain Properties owned in joint ventures with unaffiliated parties have buy/sell options that may be exercised to acquire the other partner’s interest by either Equity Office or its joint venture partner if certain conditions are met as defined in the respective joint venture agreement.

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

NOTE 12 — SUBSEQUENT EVENTS

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

Overview

      The following discussion and analysis of the consolidated financial condition and consolidated results of operations should be read together with the consolidated financial statements of Equity Office and notes thereto contained in this Form 10-Q. Terms employed herein as defined terms, but without definition, shall have the meaning set forth in the notes to the financial statements. Statements contained in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” including, without limitation, the “Market Risk” and “Developments” disclosures, which are not historical fact may be forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”). Equity Office intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 21E of the Exchange Act. Such statements (none of which is intended as a guarantee of performance) are subject to certain risks and uncertainties, which could cause actual results to differ materially from those projected or anticipated. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of March 31, 2001. Among the factors that Equity Office has made assumptions are the following:

•	Future economic conditions which may have an impact upon the demand for office space and tenant ability to pay rent, either at current or at increased levels (including, without limitation, changes in macro-economic conditions and the demand for office space in California and the other West Coast markets in which Spieker Properties has a substantial presence, as well as the nationwide markets in which Equity Office has a presence);

•	Equity Office’s ability to merge successfully the operations of Spieker Properties into Equity Office’s organization;

•	Prevailing interest rates;

•	Extent of any inflation on operating expenses;

•	Equity Office’s ability to reduce various expenses as a percentage of revenues;

•	Equity Office’s continuing ability to pay amounts due to its noteholders and preferred shareholders before any distribution to holders of Common Shares;

•	Costs to complete and lease-up pending developments;

•	Equity Office’s continued access to adequate credit facilities or other debt financing on acceptable terms, including amounts required for the Spieker Merger; and

•	Demand from Equity Office’s customers for office-related services.

      During the three months ended March 31, 2001, Equity Office completed the following key transactions:

•	Sold Warner Park Center for approximately $8.95 million;

•	Paid-off approximately $120.8 million of mortgage debt encumbering several Office Properties.

Spieker Merger

      On February 22, 2001, Equity Office and Spieker entered into a merger agreement in which Spieker will merge into Equity Office and Spieker Partnership will merge into EOP Partnership. The transaction values Spieker (including the outside interests in Spieker Partnership) at approximately $7.3 billion, which includes transaction costs and the assumption of approximately $2.1 billion in debt and $356.3 million in preferred stock and partnership units. Equity Office will pay approximately $1.2 billion in cash and issue approximately 117.7 million new Equity Office Common Shares and EOP Partnership Units and 14.3 million new Equity Office preferred shares in the transaction. Equity Office intends to finance the $1.2 billion cash portion of the purchase price using a combination of available borrowing capacity under the line of credit and a new bridge loan facility to be entered into before the closing of the merger. In May 2001, Equity Office received a commitment for a $1.0 billion bridge loan facility with a term of 364 days at an interest rate based on LIBOR plus 80 basis points, subject to EOP Partnership’s credit rating. Equity Office will guarantee any outstanding obligation under the bridge loan credit facility. EOP Partnership and Equity Office have agreed, jointly and severally, to pay a commitment fee of 20 basis points, or $2.0 million, if the bridge facility is not refinanced within 120 days from the date of funding.

      Following the Spieker Merger, Equity Office is expected to own and operate approximately 124 million square feet of office space nationwide, which includes approximately 25 million square feet of office space attributable to Spieker. Equity Office is expected to acquire Spieker’s industrial portfolio of approximately 12.7 million square feet and its development properties totaling approximately 1.7 million square feet.

Results of Operations

  General

      The following discussion is based primarily on the consolidated financial statements of Equity Office as of March 31, 2001 and for the three months ended March 31, 2001 and 2000.

      Equity Office receives income primarily from rental revenue from the Office Properties, including reimbursements from tenants for certain operating costs, and from parking revenue from Office Properties and Parking Facilities. As a result of the current slowdown in economic activity, there has been an increase in vacancy rates for office properties in substantially all major markets in which Equity Office own properties. In particular, the San Francisco, San Jose, Seattle, Oakland, Washington, D.C., Denver and Boston metropolitan statistical areas, in which approximately 41.7% of Equity Office’s properties based on square footage are located, experienced an increase in vacancy rates between December 31, 2000 and March 31, 2001 ranging from 2% in Boston to 3.5% in San Francisco based on published industry data. At March 31, 2001, vacancy rates in these markets ranged from 4.6% in San Jose to 11.2% in Denver. During the same period, there also was an increase in sublease space in most of the other major markets in which Equity Office has office properties, ranging up to an estimated high of 3.3% of all leasable office space in Chicago, 3.1% in Dallas and Seattle and 3.0% in San Francisco. While market conditions within a particular metropolitan statistical area may vary within various submarkets and property classes, Equity Office believes the foregoing data are illustrative of current market trends. Reflective of current economic conditions, during the three months ended March 31, 2001, Equity Office experienced a reduction in the number of broker inquiries and tours at many of its properties suggesting a reduced tenant demand for space. Although a reduction in tenant demand ultimately may result in decreased market rents, Equity Office believes that it is too soon to draw any conclusions about where market rents ultimately will stabilize. Increases in overall vacancy rates and sublease space and/or declines in market rents could adversely affect Equity Office’s occupancy rates subsequent to the merger, the rents it can charge on expiring leases as well as its revenues and operating results in subsequent periods.

      Below is a summary of Equity Office’s acquisition and disposition activity since January 1, 2000. The buildings and total square feet shown include Properties Equity Office owns in joint ventures with other partners and reflects the total square footage of the Properties. Excluding the joint venture partners’ share of the square feet of these Properties, Equity Office effectively owned 92.7 million square feet of office space as of March 31, 2001.

	Office Properties		Parking Facilities

	Buildings	Total Square Feet	Garages	Spaces

Properties owned as of:

January 1, 2000	294	77,015,610	20	20,506

Acquisitions	85	20,980,290	—	—

Developments placed in service	9	1,843,653	—	—

Dispositions	(7)	(964,136)	(11)	(6,992)

Building remeasurements	—	120,577	—	730

December 31, 2000	381	98,995,994	9	14,244

Dispositions	(1)	(58,183)	—	—

Building remeasurements	—	44,568	—	—

March 31, 2001 (“Total Portfolio”)	380	98,982,379	9	14,244

      As a result of the acquisition and disposition of properties, the financial data presented shows changes in revenues and expenses from period-to-period. Therefore, Equity Office does not believe its period-to-period financial data are necessarily comparable. The following analysis shows changes resulting from Properties that were held during the entire period for the periods being compared (the “Core Portfolio”) and the changes in the Total Portfolio.

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

	Total Portfolio				Core Portfolio

			Increase/	%			Increase/	%
(Dollars in thousands)	2001	2000	(Decrease)	Change	2001	2000	(Decrease)	Change

Property revenues	$650,209	$460,936	$189,273	41.1%	$467,563	$441,646	$25,917	5.9%

Fee income	2,172	2,235	(63)	(2.8)	—	—	—	—

Interest/dividend income	10,835	5,704	5,131	90.0	827	517	310	60.0

Total revenues	663,216	468,875	194,341	41.4	468,390	442,163	26,227	5.9

Interest expense	157,940	100,532	57,408	57.1	32,477	30,256	2,221	7.3

Depreciation and amortization	124,974	89,652	35,322	39.4	91,302	83,259	8,043	9.7

Property operating expenses	214,591	155,337	59,254	38.1	160,056	149,565	10,491	7.0

Ground rent	3,081	2,024	1,057	52.2	2,733	2,024	709	35.0

General and administrative	25,639	19,651	5,988	30.5	(8)	(17)	9	(52.9)

Total expenses	526,225	367,196	159,029	43.3	286,560	265,087	21,473	8.1

Income before allocation to minority interests, income from investment in unconsolidated joint ventures, net gain on sales of real estate, extraordinary items and cumulative effect of a change in accounting principle	136,991	101,679	35,312	34.7	181,830	177,076	4,754	2.7

Minority interests	(19,535)	(12,969)	(6,566)	50.6	(1,095)	(438)	(657)	150.0

Income from investment in unconsolidated joint ventures	15,426	11,374	4,052	35.6	12,001	10,008	1,993	19.9

Net gain on sales of real estate	—	3,862	(3,862)	(100.0)	—	—	—	—

Extraordinary items	—	(611)	611	(100.0)	—	(611)	611	(100.0)

Cumulative effect of a change in accounting principle	(1,142)	—	(1,142)	—	—	—	—	—

Net income	$131,740	$103,335	$28,405	27.5%	$192,736	$186,035	$6,701	3.6%

Property revenues less property operating expenses before depreciation and amortization, general and administrative, ground rent and interest expense	$435,618	$305,599	$130,019	42.5%	$307,507	$292,081	$15,426	5.3%

Net deferred rental revenue	$14,324	$12,206	$2,118	17.4%	$8,094	$11,804	$(3,710)	(31.4)%

Lease termination fees	$6,750	$7,228	$(478)	(6.6)%	$1,342	$7,205	$(5,863)	(81.4)%

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

  Interest/Dividend Income

      Total Portfolio interest/dividend income increased primarily as a result of a $75 million investment in May 2000 in Series A Convertible Cumulative Preferred Stock (the “HQ Series A Preferred Stock”) of HQ Global Workplaces, Inc. (“HQ”). The HQ Series A Preferred Stock has an initial dividend rate of 13.5% per annum, which increases by 50 basis points each year through maturity in 2007.

  Interest Expense

      Total Portfolio interest expense increased from the prior period as a result of having a higher average outstanding debt balance as compared to the prior period, mainly as a result of the Cornerstone Merger, and an increase in the weighted average interest rate. In addition, the following statistics for each period for the Total Portfolio are as follows:

•	Total debt to total assets increased to 46.2% from 42.3%;

•	Interest coverage ratio decreased to 2.7 times from 3.0 times; and

•	Weighted average interest rate increased to 7.5% from 7.3%.

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

Access Income

      Equity Office generates additional income by providing its tenants with access to services and by investments in companies that provide tenant services. Below is a table summarizing this income:

	For the
	three months
	ended
	March 31,

(Dollars in thousands)	2001	2000

Revenues:

Other Income

Access services(1)	$3,238	$2,034

Amortization of deferred revenue(2)	533	1,036

Interest/Dividend Income

HQ Global Workplaces, Inc.	3,084	—

Income from Unconsolidated Joint Ventures

Regus Equity Business Centers(3)	432	(376)

Access Services	327	129

Total Access Income	$7,614	$2,823

(1)	Amounts reflected for Access services include income from the following: Telecom, Adcom, ATMs, Equity Health Clubs, Book Fairs and Vending.

(2)	Equity Office received common stock and/or warrants to purchase common stock for allowing companies that provide telecommunication and other services access to Equity Office Properties. The securities received from these companies were recorded as deferred revenue at fair value at the time such securities were earned and are included in other liabilities on the balance sheet. The deferred revenue will be amortized into other income over the terms of the respective license agreements.

(3)	Equity Office indirectly owns a 50% membership interest in this joint venture. The joint venture provides fully furnished offices under short-term, flexible rental agreements to prospective tenants seeking this type of office space.

Property Dispositions

      Equity Office has disposed or partially disposed of the following office properties and parking facilities since January 1, 2000:

Year	Office Properties		Parking Facilities(3)

2001	Warner Park Center
2000	Bank of America Tower(1)	Agoura Hills Business Park	1111 Sansom Street Garage	Capital Common Garage
	Sarasota City Center	Westlake Spectrum Center I & II	15th & Sansom Street	Forbes and Allies Garage(4)
	Media Center(2)	Westwood Business Centre	1602-34 Chancellor Garage	Juniper/Locust Garage
	Park Plaza	500 Marquette Building	1616 Sansom Street Garage	Milwaukee Center Garage
			Boston Harbor Garage	Riverfront Center

(1)	This Office Property was partially sold. Equity Office accounts for its remaining interest in this Office Property under the equity method of accounting.

(2)	Media Center was a development site.

(3)	These 11 parking facilities were disposed of on May 17, 2000.

(4)	Consists of two parking facilities.

      Below is a summary of the results of these properties through their respective disposition dates:

	For the
	three months
	ended
	March 31,

(Dollars in thousands)	2001	2000

Property revenues	$236	$19,214

Interest income	2	11

Total revenues	238	19,225

Interest expense	—	127

Depreciation and amortization	8	3,949

Property operating expenses	(92)	5,571

General and administrative	4	128

Total expenses	(80)	9,775

Income before allocation to minority interests and net gain on sales of real estate	318	9,450

Minority interest — partially owned properties	—	(115)

Net gain on sales of real estate	—	3,862

Net income	$318	$13,197

Property revenues less property operating expenses before depreciation and amortization, general and administrative and interest expense	$328	$13,643

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

      Since Equity Office’s anticipated distributions will not allow Equity Office, using only cash from operations, to retire all of its debt as it comes due, Equity Office will be required to repay maturing debt with funds from debt and/or equity financing. There can be no assurance that such financing will be available on acceptable terms or at all.

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

(Dollars in thousands)	March 31, 2001	December 31, 2000

Debt Summary:
Balance

Fixed rate	$8,537,314	$8,618,517

Variable rate	120,845	184,477

Total	$8,658,159	$8,802,994

Percent of total debt:

Fixed rate	98.6%	97.9%

Variable rate	1.4%	2.1%

Total	100.0%	100.0%

Effective interest rate at end of period:

Fixed rate	7.5%	7.5%

Variable rate	6.3%	7.7%

Effective interest rate	7.5%	7.5%

      The variable rate debt bears interest at an interest rate based on various spreads over LIBOR.

Mortgage Debt

      As of March 31, 2001, total mortgage debt (excluding Equity Office’s share of unconsolidated mortgage debt of approximately $835.9 million) consisted of approximately $2.7 billion of fixed-rate debt with a weighted average interest rate of approximately 7.8% and $83.3 million of variable rate debt based on various spreads over LIBOR. Equity Office’s mortgage debt at March 31, 2001 will mature as follows:

(Dollars in thousands)

2001	$28,447

2002	177,504

2003	200,300

2004	325,446

2005	527,675

Thereafter	1,543,939

Subtotal	2,803,311

Net discount (net of accumulated amortization of $3.3 million)	(19,056)

Total	$2,784,255

      The instruments encumbering the Properties restrict transfer of the respective Properties subject to the terms of the mortgage, prohibit additional liens and require payment of real estate taxes on the Properties, maintenance of the Properties in good condition, maintenance of insurance on the Properties and obtaining lender consent to material tenant leases.

Line of Credit

      Equity Office has a $1.0 billion revolving credit facility that was obtained in May 2000 (the “Line of Credit”). The Line of Credit bears interest at LIBOR plus 60 basis points and matures on June 19, 2003. There is also an annual facility fee of $2.0 million payable quarterly. In addition, a competitive bid option, whereby the lenders participating in the credit facility bid on the interest to be charged, is available for up to $350 million of the borrowings under the credit facility. As of April 30, 2001, there was approximately $192.1 million outstanding on the Line of Credit.

      Equity Office has guaranteed the outstanding obligation under the Line of Credit.

Unsecured Notes

      The table below summarizes Equity Office’s unsecured notes outstanding as of March 31, 2001:

Term					Stated
(in years)	Maturity Date	Amount		Net Proceeds	Rate	Effective Rate(1)

(Dollars in thousands)
3	1/15/02	$200,000		$198,593	6.38%	6.62%
4	2/15/02	250,000	(2)	252,225	6.38%	6.30%
5	2/15/03	300,000		294,120	6.38%	6.76%
3	11/15/03	400,000		397,874	7.38%	7.55%
5	1/15/04	300,000		297,034	6.50%	6.71%
6	6/15/04	250,000		247,269	6.50%	6.68%
7	9/1/04	30,000		29,960	7.24%	7.26%
7	2/15/05	400,000		388,089	6.63%	7.02%
8	9/1/05	50,000		48,705	7.36%	7.69%
6	3/15/06	500,000		493,531	8.38%	8.59%
9	9/1/06	50,000		48,624	7.44%	7.74%
9	6/15/07	300,000		299,957	6.76%	6.76%
10	9/1/07	50,000		48,584	7.41%	7.70%
7	11/15/07	600,000		593,374	7.75%	7.91%
10	2/15/08	300,000		291,655	6.75%	7.01%
8	11/15/08	325,000	(3)	314,594	7.25%	7.64%
10	1/15/09	500,000		493,942	6.80%	6.94%
10	8/1/10	360,000		356,213	8.10%	8.22%
20	2/15/18	250,000		234,881	7.25%	7.54%
30	6/15/28	225,000		221,138	7.25%	7.31%
30	4/19/29	200,000		196,842	7.50%	7.55%

	Subtotal	5,840,000		$5,747,204	7.16%	7.35%

Net discount (net of accumulated amortization $.5 million)		(3,596)

Total		$5,836,404

(1)	Includes the cost of terminated interest rate protection agreements, offering and transaction costs and premiums and discounts on certain unsecured notes.

(2)	The notes are subject to mandatory redemption and a remarketing agreement in 2002 but do not mature until 2012.

(3)	These notes are exchangeable into Common Shares at an exchange price of $34.00 per share, which is equal to an exchange rate of 29.4118 Common Shares per $1,000 principal amount of notes. If the closing price of a Common Share on the NYSE at the time a holder exercises its exchange right is less than the exchange price of $34.00, the holder will receive, in lieu of Common Shares, cash in an amount equal to 97% of the product of: (a) the number of Common Shares into which the principal amount of notes subject to such exercise would otherwise be exchangeable; and (b) such closing price per Common Shares. The notes were issued by EOP Partnership and are guaranteed by Equity Office.

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

Equity Securities

      A summary of the activity of Equity Office’s Common Shares, redeemable common shares, and EOP Partnership’s Units (exclusive of Units owned by Equity Office) during 2001 is as follows:

		Redeemable
	Common Shares	Common Shares	Units	Total

Outstanding at January 1, 2001	305,248,752	1,717,844	42,060,891	349,027,487

Units exchanged for Common Shares	898,746	—	(898,746)	—

Share options exercised	537,063	—	—	537,063

Restricted shares issued/cancelled, net	598,066	—	—	598,066

Common Shares issued in exchange for the conversion of 10,000 Series B Preferred Shares	14,005	—	—	14,005

Common Shares issued through the Dividend Reinvestment Program	1,743	—	—	1,743

Units retired	—	—	(113,829)	(113,829)

Units issued in the final reproration of a property acquisition	—	—	7,930	7,930

Outstanding at March 31, 2001	307,298,375	1,717,844	41,056,246	350,072,465

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

	Square Feet		Capital	Shares	Warrants	Book
Company	(in millions)(b)	Symbol	Investment	Received(c)	Received(c)	Value(d)

			(Dollars in			(Dollars in
			thousands)			thousands)

Allied Riser Communication Corp.	94	ARCC	$2,199	2,688,520	90,224	$4,400

Broadband Office, Inc.	58	Privately Held	3,525	2,656,609	—	5,014

Captivate Network, Inc.	72	Privately Held	10,164	2,287,169	2,406,781	20,530

Cypress Communications	17	CYCO	829	828,950	919,581	390

HQ Global Workplace	—	Privately Held	85,181	1,839,497	555,911	85,181

Constellation Real Technologies	—	Privately Held	2,749	—	—	2,749

CenterBeam, Inc.(a)	—	Privately Held	7,000	664,767	31,160	7,000

Total			$111,647	10,965,512	4,003,657	$125,264

(a)	Equity Office obtained $7.0 million of series C preferred stock of CenterBeam, a provider of subscription based computing services. In addition, Equity Office entered into a marketing services agreement for which Equity Office may receive CenterBeam warrants for promotion and referral of tenants to CenterBeam.

(b)	The Square Feet (in millions) represents the portion of Equity Office’s portfolio that is anticipated to be wired by each company in accordance with their respective agreements. These square footage amounts are subject to change upon the signing of additional licensing agreements. As of March 31, 2001, approximately 84% of Equity Office’s portfolio was wired and operational by at least one of Equity Office’s strategic telecommunications providers.

(c)	Common/preferred shares and warrants received may include amounts allocable to joint venture partners. Equity Office may earn additional common/ preferred shares or warrants based upon achieving certain thresholds in accordance with the respective investment agreements or upon the signing of additional license agreements for properties.

(d)	Equity Office’s investments in publicly traded companies are adjusted to reflect their current market values. Equity Office’s investments in privately held entities were recorded at estimated fair values when the investment was made.

Market Risk

      Since December 31, 2000, there have been no material changes in the information regarding market risk that was provided in Equity Office’s Form 10-K for the year ended December 31, 2000.

Capital and Tenant Improvements

  Capital Improvements:

Significant renovations and improvements which improve or extend the useful life of the assets are capitalized. Equity Office categorizes these capital expenditures as follows:

•	Non-recurring capital improvements — capital improvements completed in the year of acquisition and the following two years (which were planned at the time of acquisition) and major renovations that enhance the value of the Property (such as lobby renovation, roof replacement or significant renovations for ADA compliance);

•	Recurring capital improvements — capital improvements incurred that enhance the value of the Property that are not classified as non-recurring capital improvements (such as chiller replacement, elevator upgrades or replacement of furniture, fixtures and equipment);

•	Development costs — all hard and soft costs associated with the development or redevelopment of a Property, including tenant improvements, leasing commissions and capitalized interest and operating costs until the Property is substantially complete and ready for its intended use;

  Tenant Improvements and Leasing Commissions:

Costs related to the renovation, alteration or build-out of either raw space or existing second generation space are capitalized. These tenant improvements and leasing commissions may include, but are not limited to, floor coverings, ceilings, walls, HVAC, mechanical, electrical, plumbing and fire protection systems.

      Equity Office categorizes these tenant improvements and leasing commissions as follows:

•	Revenue enhancing tenant improvements and leasing commissions — tenant improvements and leasing commissions incurred on space which is vacant at the time of acquisition or has been vacant for nine months or more; and

•	Non-revenue enhancing tenant improvements and leasing commissions — tenant improvements and leasing commissions incurred in connection with the renewal or retenanting of currently leased space to maintain the revenue being generated by such space.

      The table below details the amounts incurred for each type of improvement:

For the three months ended
(Dollars in thousands, except per square foot amounts)	March 31, 2001

Capital Improvements:

Development costs	$10,656

Non-recurring capital improvements	$5,135

Recurring capital improvements	$4,983

Recurring capital improvements per weighted average square foot	$.05

Tenant improvements and leasing commissions:
(The amounts shown below represent the total tenant improvement and leasing commissions for leases which commenced during the period, regardless of when such costs were actually paid which is a more useful measure of the total Tenant Improvements and Leasing Commissions cost for the period presented).

Revenue enhancing	$6,395

Per square foot leased	$21.76

Non-revenue enhancing:

Non-revenue enhancing — renewals	$13,758

Per square foot leased	$11.05

Non-revenue enhancing — retenanted	$23,065

Per square foot leased	$13.37

Total non-revenue enhancing	$36,823

Per square foot leased	$12.40

      The above information includes actual capital improvements and tenant improvements and leasing commissions for leases which commenced during the period for the three months ended March 31, 2001. The amounts included in the Statements of Cash Flows represent the cash expenditures made during this period. The difference between these amounts represent timing differences between the lease commencement dates and the actual cash expenditures as well as expenditures for corporate furniture, fixtures and equipment. The reconciliation between the above amounts and the Statements of Cash Flows is as follows:

For the three months ended
March 31, 2001

(Dollars in thousands)

Total Capital Improvements, Tenant Improvements and Leasing Commissions per above	$63,992

Timing Differences	(519)

Corporate Furniture, Fixtures and Equipment	6,976

Total Capital Improvements, Tenant Improvements and Leasing Commissions per Statement of Cash Flows	$70,449

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

	Estimated
	Placed in		Number
	Service		of	Square
	Date(a)	Location	Buildings	Feet

Wholly-Owned

Parkside Towers(b)	4Q/2001	Foster City, CA	2	398,000

EJ Randolph II	2Q/2002	McLean, VA	1	122,000

			3	520,000

[Additional columns below]

[Continued from above table, first column(s) repeated]

	Equity Office’s

		Costs		Total
	Effective	Incurred	Total	Project	Current
	Ownership	as of	Estimated	Estimated	Percentage
	Percentage	3/31/01	Costs(a)	Cost	Leased

		(Dollars in thousands)

Wholly-Owned

Parkside Towers(b)	100%	$72,923	$132,100	$132,100	96%

EJ Randolph II	100%	8,156	35,700	35,700	100%

		$81,079	$167,800	$167,800	97%

	Estimated
Wilson/Equity Office	Placed in		Number
	Service		of	Square
Developments(c)	Date(d)	Location	Buildings	Feet

San Rafael Corporate Center	4Q/2001 and 3Q/2003	San Rafael, CA	5	388,000

Foundry Square (fka First and Howard)(f)	2Q/2002- 3Q/2003	San Francisco, CA	4	1,260,000

Ferry Building(g)	3Q/2002	San Francisco, CA	1	242,000

Concar(h)	4Q/2002	San Mateo, CA	2	207,000

			12	2,097,000

Grand Total/Weighted Average			15	2,617,000

[Additional columns below]

[Continued from above table, first column(s) repeated]

	Equity Office’s

		Costs
	Effective	Incurred		Total
Wilson/Equity Office	Ownership	as of	Total	Project	Current
	Percentage	3/31/01	Estimated	Estimated	Percentage
Developments(c)	(d)	(d)	Costs(d)	Cost(e)	Leased

San Rafael Corporate Center	80%	$30,720	$113,200	$141,500	0%

Foundry Square (fka First and Howard)(f)	(f )	37,099	249,000	436,200	42%

Ferry Building(g)	80%	11,117	66,000	82,400	0%

Concar(h)	80%	5,270	52,100	65,100	99%

		84,206	480,300	725,200	35%

Grand Total/Weighted Average		$165,285	$648,100	$893,000	47%

(a)	The Estimated Placed in Service Date represents the date the certificate of occupancy has been or is currently anticipated to be obtained. Subsequent to obtaining the certificate of occupancy, the Property is expected to undergo a lease-up period. The Total Estimated Costs represent current estimates of total development costs, including amounts required to tenant the Property. These costs are estimates and are subject to change upon or prior to completion of the development.

(b)	Parkside Towers is 96% leased to Inktomi, however, Inktomi has notified Equity Office that it does not intend to take occupancy of the building. Inktomi remains obligated for this lease and is currently marketing the property for sublease.

(c)	Equity Office and Wilson Investors (“WI”) entered into a joint venture agreement to form Wilson/ Equity Office (“W/ EO”) for the purpose of developing, constructing, leasing and managing developments. W/ EO is owned 49.9% by Equity Office and 50.1% by WI. William Wilson III, a trustee of Equity Office, through his ownership of WI, owns approximately 22% of W/ EO (and approximately 30% of any promote to which WI is entitled under the joint venture agreement). Equity Office will loan up to $25 million to WI for its required contribution to W/ EO at a 15% return per annum. The current outstanding balance of this loan as of 3/31/01 is approximately $8.4 million.

Equity Office has created or anticipates creating joint ventures with W/ EO, and in certain cases, unaffiliated third parties for the development properties included herein. The costs for these developments will be funded by Equity Office and W/ EO in a 60%/40% ratio and in some cases by third parties as described within each developments’ respective operating agreement. The Board of Trustees has also authorized Equity Office to negotiate and enter into an agreement with W/ EO providing for the extension of first mortgage financing to the ownership entities of each of these developments at LIBOR plus 2.4642%, generally maturing 36 months after initial funding (or earlier at the option of Equity Office in the event alternative financing sources are available on terms reasonably acceptable to WI and any unrelated third-party investors). The aggregate amount of any such financing would generally be capped at 70% of budgeted construction costs. In accordance with the W/ EO Operating Agreement, Equity Office is entitled to purchase the W/ EO interest in each development subsequent to project stabilization.

(d)	The Estimated Placed in Service Date represents the date the certificate of occupancy has been or is currently anticipated to be obtained. Effective Ownership Percentage represents Equity Office’s direct interest in the development and its 49.9% interest in W/ EO. Equity Office’s Costs Incurred as of March 31, 2001 and Total Estimated Costs are based on Equity Office’s Effective Ownership Percentage. The remaining ownership interest/costs are owned/funded by WI through its investment in W/ EO and on certain developments with unaffiliated third parties.

(e)	Total Project Estimated Costs represent 100% of the estimated costs including Equity Office’s, WI’s and any unaffiliated third party’s portions. These costs are subject to change upon or prior to the completion of the development and include amounts required to tenant the Property.

(f)	Foundry Square is a project with four sites, each of which has a separate joint venture structure. Equity Office’s Effective Ownership Percentages are approximately 64%, 68%, 40% and 40%, for Sites I through IV, respectively.

(g)	Under the terms of the lease for the property, the lessor is entitled to share, in addition to base rent, in 50% of proceeds from the operation and ownership of this development after a preferred 11% cumulative return to the lessee (8% prior to project stabilization). Other partners may share in excess cash flow, if any.

(h)	Under the terms of the ground lease, the ground lessor is entitled to share, in addition to ground rent, in proceeds from the operation and ownership of this development after a 10% return to the lessee, calculated at 25.7% of proceeds prior to a 14% cumulative return (18% after 2018) and 20.7% thereafter.

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

Impact of New Accounting Standards

      In June 1998, the FASB issued Statement No. 133 “Accounting for Derivative Instruments and Hedging Activities.” The statement requires recording all derivative instruments as assets or liabilities, measured at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the hedge in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative’s change in fair value will be immediately recognized in earnings. The standard’s effective date was deferred by FASB Statement No. 137 to all fiscal years beginning after June 15, 2000. Equity Office adopted the standard on January 1, 2001, and recorded a cumulative effect of a change in accounting principle resulting in a loss of approximately $1.1 million in connection with Equity Office’s share of the cumulative effect of a change in accounting principle recorded on an interest rate cap in place at a property held through a joint venture.

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

Funds From Operations

      Management of Equity Office believes Funds from Operations, as defined by the Board of Governors of the National Association of Real Estate Investment Trusts (“NAREIT”) to be an appropriate measure of performance for an equity REIT. While Funds from Operations is a relevant and widely used measure of operating performance of equity REITs, it does not represent cash flow from operations or net income as defined by GAAP, and it should not be considered as an alternative to these indicators in evaluating liquidity or operating performance of Equity Office.

      The following table reflects the calculation of Funds from Operations for the three months ended March 31, 2001 and 2000, respectively:

	For the three months ended
	March 31,

(Dollars in thousands)	2001	2000

Income before allocation to minority interests, income from Investment in unconsolidated joint ventures, net gain on sales of real estate, extraordinary items and cumulative effect of a change in accounting principle	$136,991	$101,679

Add (deduct):

Income allocated to minority interests for partially owned properties	(3,253)	(553)

Income from investment in unconsolidated joint ventures	15,426	11,374

Depreciation and amortization (real estate related) (including Equity Office’s share of unconsolidated joint ventures)	134,311	94,786

Put option settlement	—	(1,030)

Preferred distributions	(10,884)	(10,697)

Funds from Operations (1)	272,591	195,559

Less deferred rental revenue	(14,985)	(12,707)

Plus deferred rental expense	661	501

Adjusted Funds from Operations	$258,267	$183,353

Cash Flow Provided By (Used For):

Operating Activities	$192,801	$109,489

Investing Activities	$(63,672)	$(65,929)

Financing Activities	$(144,775)	$(29,522)

Ratio of earnings to combined fixed charges and preferred share distributions	1.8	1.8

(1)	The White Paper on Funds from Operations approved by NAREIT in March 1995 defines Funds from Operations as net income (loss), computed in accordance with GAAP, excluding gains (or losses) from debt restructuring and sales of properties, plus real estate related depreciation and amortization and after adjustments for unconsolidated partnerships and joint ventures. In November 1999, NAREIT issued a National Policy Bulletin effective January 1, 2000 clarifying the definition of Funds from Operations to include all operating results, both recurring and non-recurring, except those defined as extraordinary under GAAP. Equity Office believes that Funds from Operations is helpful to investors as a measure of the performance of an equity REIT because, along with cash flow from operating activities, financing activities and investing activities, it provides investors with an indication of the ability of Equity Office to incur and service debt, to make capital expenditures and to fund other cash needs. Equity Office computes Funds from Operations in accordance with standards established by NAREIT, which may not be comparable to Funds from Operations reported by other REITs that do not define the term in accordance with the current NAREIT definition or that interpret the current NAREIT definition differently than Equity Office. Funds from Operations does not represent cash generated from operating activities in accordance with GAAP, nor does it represent cash available to pay distributions and should not be considered as an alternative to net income, determined in accordance with GAAP, as an indication of Equity Office’s financial performance or to cash flow from operating activities, determined in accordance with GAAP, as a measure of Equity Office’s liquidity, nor is it indicative of funds available to fund Equity Office’s cash needs, including its ability to make cash distributions.

ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk.

      Since December 31, 2000, there have been no material changes in the information regarding market risk that was provided in Equity Office’s Form 10-K for the year ended December 31, 2000.

PART II. OTHER INFORMATION

ITEM 6.  Exhibits and Reports on Form 8-K.

      (a)  Exhibits

Exhibit
No.	Description

2.3	Agreement and Plan of Merger, dated February 23, 2001, as amended, among Equity Office, EOP Partnership, Spieker Properties, Inc. and Spieker, L.P. (incorporated herein by reference to Annex A to the joint proxy statement/ prospectus included as part of Equity Office’s Registration Statement on Form S-4 (No. 333-57526)). Exhibits D-I and K thereto are incorporated herein by reference to Exhibit 2.1 to Equity Office’s Current Report on Form 8-K filed with the SEC on March 9, 2001. The registrant agrees to furnish supplementally a copy of Exhibits A-C and J to the SEC upon request.
10.1	Bridge Facility Commitment Letter
10.2	Fee Letter for Bridge Loan Facility

12.1 *	Statement of computation of earnings to combined fixed charges and preferred share distributions.

*  Previously filed.

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

Stanley M. Stevens
Executive Vice President,
Chief Legal Counsel and Secretary

Date: June 6, 2001

By:	/s/ RICHARD D. KINCAID

Richard D. Kincaid
Executive Vice President,
Chief Financial Officer

INDEX TO EXHIBITS

Exhibit
No.	Description

2.3	Agreement and Plan of Merger, dated February 23, 2001, as amended, among Equity Office, EOP Partnership, Spieker Properties, Inc. and Spieker, L.P. (incorporated herein by reference to Annex A to the joint proxy statement/prospectus included as part of Equity Office’s Form S-4 Registration Statement (No. 333-57526). Exhibits D-I and K thereto are incorporated herein by reference to Exhibit 2.1 to Equity Office’s Current Report on Form 8-K filed with the SEC on March 9, 2001. The registrant agrees to furnish supplementally a copy of Exhibits A-C and J to the SEC upon request.

10.1	Bridge Facility Commitment Letter

10.2	Fee Letter for Bridge Loan Facility

12.1*	Statement of computation of earnings to combined fixed charges and preferred share distributions.

*  Previously filed.