Form 10-K
period 2001-12-31
EQUITY OFFICE PROPERTIES TRUST
filed 2002-04-01
CIK 1038339

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                      ------------------------------------

                                   FORM 10-K

                 FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO
          SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

(MARK ONE)

           [X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                 For the fiscal year ended December 31, 2001 or

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
 (State or other jurisdiction of incorporation or          (I.R.S. Employer Identification No.)
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
        Common Shares of Beneficial Interest,
      $.01 par value per share ("Common Shares")                         New York Stock Exchange
              8.98% Series A Cumulative
             Redeemable Preferred Shares                                 New York Stock Exchange
             5.25% Series B Convertible,
             Cumulative Preferred Shares                                 New York Stock Exchange
              8.625% Series C Cumulative
  Redeemable Preferred Shares of Beneficial Interest                     New York Stock Exchange
            Series E Cumulative Redeemable
     Preferred Shares (par value $.01 per share)                         New York Stock Exchange
            Series F Cumulative Redeemable
     Preferred Shares (par value $.01 per share)                         New York Stock Exchange

             Securities registered pursuant to Section 12(g) of the Act:
                                     (None)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of the Common Shares held by non-affiliates of the registrant as of March 15, 2002 was $11,530,041,020.

     On March 15, 2002, 416,191,708 Common Shares were outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the registrant's proxy statement for the annual shareholders' meeting to be held in 2002 are incorporated by reference into Part III. We expect to file our proxy statement by April 30, 2002.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                         EQUITY OFFICE PROPERTIES TRUST

                               TABLE OF CONTENTS

                                                                        PAGE
                                                                        ----
PART I.
          Forward-Looking Statements..................................    3
Item 1.   Business....................................................    4
Item 2.   Properties..................................................   10
Item 3.   Legal Proceedings...........................................   14
Item 4.   Submission of Matters to a Vote of Security Holders.........   14
PART II.
Item 5.   Market for Registrant's Common Equity and Related
          Stockholder Matters.........................................   15
Item 6.   Selected Financial Data.....................................   16
Item 7.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations...................................   21
Item 7A.  Quantitative and Qualitative Disclosures About Market
          Risk........................................................   47
Item 8.   Financial Statements and Supplementary Data.................   48
Item 9.   Changes in and Disagreements with Accountants on Accounting
          and
          Financial Disclosure........................................   94
PART III.
Item 10.  Directors and Executive Officers of the Registrant..........   95
Item 11.  Executive Compensation......................................   95
Item 12.  Security Ownership of Certain Beneficial Owners and
          Management..................................................   95
Item 13.  Certain Relationships and Related Transactions..............   95
PART IV.
Item 14.  Exhibits, Financial Statement Schedules and Reports on Form
          8-K.........................................................   96

                                     PART I

                          FORWARD - LOOKING STATEMENTS

     Statements contained in this Form 10-K which are not historical fact may be forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 (the "Exchange Act"). Equity Office Properties Trust intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 21E of the Exchange Act. Such statements (none of which is intended as a guarantee of performance) are subject to certain risks and uncertainties, which could cause actual results to differ materially from those projected or anticipated. A number of important factors could cause actual results to differ materially from those indicated by the forward-looking statements, including, but not limited to, the risks described in our Current Report on Form 8-K filed with the Securities and Exchange Commission (the "SEC") on February 12, 2002. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of March 28, 2002. Among the factors about which we have made assumptions are the following:

     - Future economic conditions which may impact the demand for office space as well as current or prospective tenant's ability or willingness to pay rent, either at current or increased levels;

     - The extent of any tenant bankruptcies or defaults that may occur;

     - The availability of new competitive supply, including competitive supply which may be available by way of sublease;

     - The extent of future demand for high-rise and other office space in the markets in which Equity Office has a presence;

     - The costs to complete and lease-up pending developments at anticipated rents;

     - Future demand for Equity Office's debt and equity securities;

     - Equity Office's continued access to adequate credit facilities or other debt financing on acceptable terms;

     - Equity Office's ability to achieve economies of scale over time;

     - Equity Office's ability to attract and retain high quality personnel at a reasonable cost;

     - Equity Office's ability to integrate successfully the operations of Spieker Properties, Inc. ("Spieker") into Equity Office's organization;

     - Changes in interest rates;

     - Changes in operating expenses, including utility, insurance and security costs;

     - Equity Office's continuing ability to pay amounts due to its noteholders and preferred shareholders before any distribution to holders of Common Shares; and

     - Equity Office's ability to secure adequate insurance for occurrences such as terrorist acts and earthquakes.

ITEM 1.  BUSINESS.

                                 EQUITY OFFICE

     As used herein, "Equity Office", "we", "us" and "our" refer to Equity Office Properties Trust, a Maryland real estate investment trust, together with its consolidated subsidiaries, including EOP Operating Limited Partnership, a Delaware limited partnership ("EOP Partnership") and our predecessors, except where the context otherwise requires. Equity Office was organized in 1996 and began operations in 1997. We own substantially all of our assets and conduct all of our operations through EOP Partnership, which is engaged principally in acquiring, owning, managing, developing and leasing office properties. We are the sole general partner of, and owned, at December 31, 2001, approximately an 88.0% interest in, EOP Partnership. Equity Office has elected to be taxed as a real estate investment trust ("REIT") for federal income tax purposes, and generally will not be subject to federal income tax if Equity Office distributes 100% of its taxable income and complies with a number of organizational and operational requirements.

     At December 31, 2001, we had a portfolio of 774 office properties comprising approximately 128.2 million square feet of commercial office space in 23 states and the District of Columbia (the "Office Properties"), 79 industrial properties comprising approximately 6.0 million square feet of industrial properties (the "Industrial Properties" and, together with the Office Properties, the "Properties") and approximately 2.4 million square feet of office properties under development.

     Our executive offices are located at Two North Riverside Plaza, Suite 2100, Chicago, Illinois 60606, and our telephone number is (312) 466-3300.

                              ACQUISITION ACTIVITY

     Over the past three years, we have invested approximately $12.5 billion, calculated on a cost basis, in acquisitions of institutional quality office properties and industrial properties throughout the United States.

     Management considers various factors when evaluating potential property acquisitions. These factors include:

     - the attractiveness of the property to existing and potential tenants;

     - the likelihood and relative attractiveness of competitive supply;

     - the anticipated demand for space in the local market;

     - the creditworthiness and diversity of risk in the current rent roll;

     - the ability to acquire the asset at an attractive going-in yield, as well as the potential to increase operating income over time by renewing leases for increasing rents;

     - the physical condition of the property, including the extent of funds required for its maintenance and for physical upgrades needed in order to establish or sustain its market competitiveness;

     - the ability to operate the property with a competitive cost structure;
       and

     - the property's location in one of our target markets.

     In determining whether to enter into a new development, the foregoing factors are considered as well as the additional risks of development, including the following:

     - the extent of lease-up risk in the context of the demand/supply characteristics of the local market;

     - the ability to minimize construction risks; and

     - the quality of local development partners, if relevant.

                                 SPIEKER MERGER

     On July 2, 2001, Spieker merged into Equity Office and Spieker Properties, L.P. ("Spieker Partnership"), Spieker's operating partnership subsidiary, merged into EOP Partnership (collectively, the "Spieker Merger"). The transaction, which was accounted for by the purchase method, valued Spieker, including the outside interests in Spieker Partnership, at approximately $7.2 billion, which included transaction costs, the assumption of approximately $2.1 billion in debt and the issuance of 14.25 million of our preferred shares valued at approximately $356.3 million. We paid approximately $1.1 billion in cash and issued approximately 101.5 million of our common shares ("Common Shares"), and EOP Partnership issued approximately 16.7 million of its units ("Units") to new limited partners, each valued at $29.29 per Common Share/Unit. The $1.1 billion cash portion of the purchase price was financed using a combination of available cash and a new $1.0 billion bridge loan facility that was entered into before the closing of the Spieker Merger. The $1.0 billion bridge loan facility had a term of 364 days and an interest rate based on LIBOR plus 80 basis points. The $1.0 billion bridge loan facility was repaid in full with the net proceeds from the issuance of $1.4 billion of unsecured notes in July 2001 and then terminated. As a result of the Spieker Merger, we acquired 391 office properties consisting of approximately 28.3 million square feet, 98 industrial properties consisting of approximately 10.1 million square feet and several development properties.

     We subsequently sold 19 of the industrial properties that were acquired in the Spieker Merger for approximately $213.4 million. There was no gain or loss on the sale of these properties. The industrial properties sold are located in California and Oregon and consist of approximately 4.1 million square feet.

                               FINANCING POLICIES

     We conduct substantially all of our investment and financing activities through EOP Partnership. To date, we have financed our investments through a combination of equity, which may be issued by either EOP Partnership or us, as well as secured and unsecured debt (which would be issued by EOP Partnership). The terms of EOP Partnership's line of credit and unsecured notes contain various financial covenants which require satisfaction of certain total debt-to-asset ratios, secured debt-to-total-asset ratios, debt service coverage ratios, and unsecured debt-to-unencumbered-asset ratios, as well as other limitations. In addition, EOP Partnership has obtained investment grade credit ratings on its unsecured debt from each of Standard & Poors, Fitch and Moodys rating agencies. A primary objective of our financing policy is to manage our financial position so as to continue to maintain these investment grade credit ratings. The majority of our outstanding debt has a fixed interest rate which limits the risk of fluctuating interest rates. In addition, we utilize certain derivative financial instruments at times to limit interest rate risk. Derivatives are used for hedging purposes rather than speculation.

     Our intent is to maintain a ratio of debt-to-market capitalization of less than 50%. For this purpose, the ratio of debt-to-market capitalization equals total debt as a percentage of the sum of (a) the market value of outstanding Common Shares and Units, (b) the liquidation value of our preferred shares and
(c) total debt. We may re-evaluate this policy and decrease or increase this ratio in the future in light of then current economic conditions, the relative costs of debt and equity capital, the market value of our properties, growth and acquisition opportunities and other factors. There is no limit on the debt-to-market capitalization ratio imposed by our Declaration of Trust or Bylaws or EOP Partnership's partnership agreement.

     To the extent that our Board of Trustees decides to obtain additional capital, we may elect to issue equity securities, cause EOP Partnership to issue additional Units or debt securities, retain our earnings (subject to the provisions of the Internal Revenue Code requiring distributions of taxable income to maintain REIT status), or dispose of some of our properties or utilize a combination of these methods. Under the terms of EOP Partnership's partnership agreement, the proceeds of all equity capital raised by Equity Office are contributed to EOP Partnership in exchange for additional interests in EOP Partnership.

                         BUSINESS AND GROWTH STRATEGIES

     Our primary business objective is to achieve sustainable long-term growth in cash flow and portfolio value in order to maximize shareholder value. We intend to achieve this objective by owning and operating high-quality office buildings and providing a superior level of service to customers across the United States.

     INTERNAL GROWTH

     We believe that our future internal growth will come from:

     - tenant rollover at increased rents where market conditions permit;

     - lease-up of vacant space;

     - completion and lease-up of development properties;

     - recycling of capital through selective disposition of certain assets and reinvestment in properties or other assets consistent with our long-term growth strategy;

     - revenues generated from providing ancillary business products and services to tenants;

     - reduction of various expenses as a percentage of revenues; and

     - increased capital market efficiencies.

     At December 31, 2001, approximately 10.6 million rentable square feet, or 8.2%, of our office space, was vacant. During the period from December 31, 2001 through December 31, 2006, there is approximately 75.5 million square feet, or 64.2%, of currently occupied office space scheduled to become vacant. As of December 31, 2001, the average rent for this space was $27.73 per square foot. The actual rental rates at which available space will be relet will depend on prevailing market factors at the time.

     At December 31, 2001, approximately 2.4 million square feet of projects were under development and anticipated to be placed in service throughout 2002 and 2003. Our policy is to prudently pursue projects with local development partners where customer need is evident and market conditions warrant.

     In addition to our current development pipeline, we own various undeveloped land parcels on which approximately 11.5 million square feet of office space could be developed, assuming our receipt of necessary permits, licenses and approvals. Our policy is to develop land only when market conditions warrant. Although we may develop some properties ourselves, a portion of this activity may also be conducted with joint venture partners. If we develop a property with a joint venture partner, we may not have the same degree of control over the property as if we owned it ourselves. In addition, if we develop a property with a joint venture partner, we will be required to share a portion of the economic benefits from such property with our joint venture partner.

     EXTERNAL GROWTH

     As part of our long-term growth strategy, assuming that capital is available to us on reasonable terms, we intend to continue to acquire additional office properties. Properties may be acquired separately or as part of a portfolio and may be acquired for cash and/or in exchange for our debt or equity securities. These acquisitions may be individual asset transactions, joint ventures, mergers or other business combinations.

                             ENVIRONMENTAL EXPOSURE

     As an owner of real estate, we are subject to various environmental laws of federal, state and local governments. Compliance with existing laws has not had a material adverse effect on our financial condition and results of operations, and management does not believe it will have such an impact in the future. However, we cannot predict the impact of unforeseen environmental contingencies or new or changed laws or regulations on our Properties, properties that we have sold or on properties that may be acquired in the future.

                                   EMPLOYEES

     As of December 31, 2001, we had approximately 2,700 employees providing in-house expertise in:

     - property management;
     - tenant services and business development;
     - leasing;
     - finance;
     - tax;
     - property acquisition;
     - property development;
     - property disposition;
     - marketing;
     - accounting;
     - information systems; and
     - law.

     Our seven executive officers have an average tenure of 10 years with us or our affiliates and an average of 18 years experience in the real estate industry.

                 EXECUTIVE AND SENIOR OFFICERS OF EQUITY OFFICE

     As of March 15, 2002, the following executive and senior officers of Equity Office held the offices indicated:

NAME                             AGE   OFFICE HELD
----                             ---   -----------------------------------------------------------
Timothy H. Callahan............  51    President and Chief Executive Officer
Richard D. Kincaid.............  40    Executive Vice President, Chief Operating Officer and Chief
                                       Financial Officer
Peter H. Adams.................  55    Executive Vice President -- Strategic Planning and
                                       Operations
David A. Helfand...............  38    Executive Vice President and Chief Investment Officer
Christopher P. Mundy...........  40    Executive Vice President -- Strategic Planning and
                                       Operations
David H. Naus..................  46    Executive Vice President -- Real Estate Investments
Stanley M. Stevens.............  53    Executive Vice President, Chief Legal Counsel and Secretary
Thomas Q. Bakke................  47    Senior Vice President -- New York/Washington D.C. Region
Stephen M. Briggs..............  43    Senior Vice President -- Chief Accounting Officer
M. Patrick Callahan............  41    Senior Vice President -- Seattle Region
Robert E. Dezzutti.............  41    Senior Vice President -- Los Angeles Region
Maureen O. Fear................  45    Senior Vice President and Treasurer
Debra L. Ferruzzi..............  42    Senior Vice President and Executive Advisor
Frank Frankini.................  47    Senior Vice President -- Real Estate Investments
Mark P. Geisreiter.............  40    Senior Vice President -- San Francisco Region
Donald J. Huffner, Jr..........  44    Senior Vice President -- Atlanta Region
Peter D. Johnston..............  45    Senior Vice President -- Houston Region
Kim J. Koehn...................  46    Senior Vice President -- Denver Region
Lawrence J. Krema..............  41    Senior Vice President -- Human Resources
Diane M. Morefield.............  43    Senior Vice President -- Investor Relations
Scott T. Morey.................  37    Senior Vice President -- Chief Information Officer
Arvid A. Povilaitis............  42    Senior Vice President -- Chicago Region
John W. Peterson...............  38    Senior Vice President -- San Jose Region
Ross G. Satterwhite............  42    Senior Vice President -- Business Development Investments
John C. Schneider..............  43    Senior Vice President -- Legal and Associate General
                                       Counsel for Property Operations
Mark E. Scully.................  44    Senior Vice President -- Customer Solutions

NAME                             AGE   OFFICE HELD
----                             ---   -----------------------------------------------------------
David P. Spence................  42    Senior Vice President -- Accounting
Maryann Gilligan Suydam........  52    Senior Vice President -- Boston Region
Robert J. Winter, Jr...........  56    Senior Vice President -- Development Investments

     Set forth below is biographical information for each of the executive officers:

     Timothy H. Callahan has been a trustee, President and Chief Executive Officer of Equity Office since October 1996. Mr. Callahan also has held the following positions:

     - President and Chief Executive Officer of Equity Office Holdings, L.L.C. ("EOH"), a predecessor of Equity Office, from January 1997 until October 1997 and served on the Board of Managers of EOH from July 1995 until October 1997;
     - Chief Executive Officer of Equity Office Properties, L.L.C. ("EOP LLC"), a predecessor of Equity Office from August 1996 until October 1997 and served on the Board of Managers of EOP LLC from July 1995 until October 1997;
     - Executive Vice President and Chief Financial Officer of Equity Group Investments, Inc. ("EGI"), an owner, manager and financier of real estate and corporate investments, from January 1995 until August 1996;
     - Executive Vice President of EGI from November 1994 until January 1995;
     - Senior Vice President of EGI from July 1992 until November 1994;
     - Vice President -- Finance of the Edward J. DeBartolo Corporation, a developer, owner and operator of shopping centers, from July 1988 until July 1992; and
     - Various positions at Chemical Bank, a commercial bank located in New York, New York, from July 1973 until March 1987.

     Richard D. Kincaid has been Executive Vice President and Chief Financial Officer of Equity Office since March 1997 and Chief Operating Officer since September 2001. Mr. Kincaid also has held the following positions:

     - Senior Vice President of Equity Office from October 1996 until March
       1997;
     - Senior Vice President and Chief Financial Officer of EOH from July 1995 until October 1997;
     - Senior Vice President of EGI from February 1995 until July 1995;
     - Senior Vice President of the Yarmouth Group, a real estate investment company in New York, New York, from August 1994 until February 1995;
     - Senior Vice President -- Finance of EGI from December 1993 until July
       1994;
     - Vice President -- Finance of EGI from August 1990 until December 1993;
       and
     - Vice President of Barclays Bank PLC, a commercial bank located in Chicago, Illinois, from August 1987 until August 1990.

     Peter H. Adams has been Executive Vice President -- Strategic Planning and Operations of Equity Office since September 2001. Mr. Adams also has held the following positions:

     - Senior Vice President -- Strategic Planning and Operations of Equity Office from May 2000 until September 2001;
     - Senior Vice President -- Pacific Region of Equity Office from March 1998 until May 2000;
     - Regional Vice President -- Pacific of Equity Office from July 1997 until March 1998;
     - Vice President/Regional Manager of EOH from March 1997 until October
       1997;
     - Vice President/Regional Manager of EOP, LLC from July 1995 until October 1997;
     - Vice President/Group Manager of Equity Office Properties, Inc. ("EOP, Inc."), a provider of real estate property management services and a former subsidiary of EGI, from July 1994 until January 1998; and
     - President of Adams Equities, a private real estate consulting firm, from 1990 to 1994.

     David A. Helfand has been Executive Vice President and Chief Investment Officer of Equity Office since September 2001. Mr. Helfand also has held the following positions:

     - Executive Vice President -- Business Development of Equity Office from February 2000 until September 2001;
     - Senior Vice President -- New Business Development of Equity Office from July 1998 to February 2000;
     - Managing Director of Equity International Properties, Ltd., a real estate investment company, from December 1997 until July 1998;
     - Chief Executive Officer of Manufactured Home Communities, Inc. ("MHC"), a real estate investment trust engaged in the ownership and management of manufactured home communities, from August 1996 until December 1997;
     - President of MHC from January 1995 until July 1996;
     - Chief Financial Officer of MHC from December 1992 until February 1995;
       and
     - Vice President of MHC from March 1994 until January 1995.

     Christopher P. Mundy has been Executive Vice President -- Strategic Planning and Operations of Equity Office since September 2001. Mr. Mundy also has held the following positions:

     - Senior Vice President -- Strategic Planning and Operations of Equity Office from May 2000 until September 2001;
     - Senior Vice President -- Northeast Region of Equity Office from March 1998 until May 2000;
     - Regional Vice President -- Northeast of Equity Office from July 1997 until March 1998;
     - Vice President/Regional Manager of EOH from March 1997 until October
       1997;
     - Vice President/Regional Leasing Director of EOP LLC from July 1995 until October 1997; and
     - Vice President/Regional Leasing Director of EOP, Inc. from September 1993 until January 1998.

     David H. Naus has been Executive Vice President -- Real Estate Investments of Equity Office since November 2000. Mr. Naus also has held the following positions:

     - Senior Vice President -- Real Estate Investments of Equity Office from December 1999 until November 2000;
     - Senior Vice President -- Acquisitions of Equity Office from March 1997 to December 1999;
     - Senior Vice President -- Acquisitions of EOH from December 1995 until October 1997;
     - Vice President -- Acquisitions of EOH from July 1995 until December 1995;
     - Vice President -- Acquisitions of EOP, Inc. from November 1993 until July 1995;
     - Vice President -- Acquisitions of Equity Assets Management, Inc. ("EAM"), a provider of real estate asset management services and a former subsidiary of EGI, from November 1992 until November 1993; and
     - Vice President of EAM from October 1988 until November 1992.

     Stanley M. Stevens has been Executive Vice President of Equity Office since September 1996 and Chief Legal Counsel and Secretary of Equity Office since October 1996. Mr. Stevens also has held the following positions:

     - Executive Vice President and General Counsel of EOH from September 1996 until October 1997;
     - Vice President of Rosenberg & Liebentritt, P.C., a law firm in Chicago, Illinois that has since dissolved, from December 1993 until September 1996; and
     - Partner at Rudnick & Wolfe, a national law firm based in Chicago, Illinois, from October 1987 until December 1993.

                                  COMPETITION

     The leasing of real estate is highly competitive. We compete for tenants in our markets primarily on the basis of property location, rent charged, services provided and the design and condition of improvements. We also experience competition when attempting to acquire ownership of desirable real estate, building sites or redevelopment opportunities, including competition from domestic and foreign financial institutions, other REITs, life insurance companies, pension trusts, trust funds, partnerships and individual investors.

                               INDUSTRY SEGMENTS

     Our primary business is the ownership and operation of office properties. Our long-term tenants are in a variety of businesses, and no single tenant is significant to our business. Information related to this segment for the years ended December 31, 2001, 2000 and 1999 is set forth in note 19 to the consolidated financial statements that are part of this Form 10-K.

ITEM 2.  PROPERTIES.

     All capitalized terms used herein and not otherwise defined shall have the meaning given in the financial statements and notes thereto set forth in Item 8. For information regarding encumbrances on our properties, see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources -- Debt Financing -- Mortgage Debt" and "Item 14. Exhibits, Financial Statements, Schedules and Reports on Form 8-K -- Schedule III -- Real Estate and Accumulated Depreciation as of December 31, 2001". All of our consolidated properties are held in fee simple interest, except for approximately 73 properties in which we have leasehold interests and do not own the land or a portion thereof, and approximately three office properties in which we own the underlying land or are the mortgage holder.

GENERAL

     We are the largest publicly held owner and operator of office properties in the United States based upon equity market capitalization and square footage. At December 31, 2001, we had a portfolio of 774 office properties comprising approximately 128.2 million square feet of commercial office space in 23 states and the District of Columbia, 79 industrial properties comprising approximately
6.0 million square feet and approximately 2.4 million square feet of office properties under development. Approximately 40.1% of the total square feet of our office properties is located in central business districts ("CBDs") and approximately 59.9% is located in suburban markets. At December 31, 2001, our office properties were approximately 91.8% occupied on a weighted average basis. No single tenant accounts for more than 1.4% of the aggregate annualized rent or 2.0% of the aggregate occupied square feet, except for the U.S. General Services Administration, which accounted for 1.8% of the aggregate annualized rent and 2.0% of the aggregate occupied square feet.

     All property data presented below are as of December 31, 2001.

OFFICE PROPERTY STATISTICS

     The following table sets forth certain data relating to our Office Properties, including those we own in joint ventures with other partners.

                                                          PERCENT OF                               PERCENT OF
                                                            OFFICE                                   OFFICE
                                                          PORTFOLIO                 ANNUALIZED     PORTFOLIO    ANNUALIZED RENT
                               NUMBER OF    RENTABLE       RENTABLE     PERCENT      RENT (IN      ANNUALIZED    PER OCCUPIED
PRIMARY MARKET                 BUILDINGS   SQUARE FEET   SQUARE FEET    OCCUPIED   THOUSANDS)(A)      RENT      SQUARE FOOT(A)
--------------                 ---------   -----------   ------------   --------   -------------   ----------   ---------------
Boston.......................      55       13,019,268       10.2%        97.2%     $  466,613        13.4%         $36.85
San Francisco................      98       10,617,648        8.3%        86.8%        398,775        11.4%          43.29
San Jose.....................     127        8,672,061        6.8%        91.5%        313,942         9.0%          39.56
Chicago......................      30       11,190,188        8.7%        92.7%        289,780         8.3%          27.94
Seattle......................      64       10,380,049        8.1%        92.8%        270,341         7.8%          28.06
New York.....................       6        4,986,407        3.9%        98.4%        228,998         6.6%          46.66
Los Angeles..................      49        7,182,147        5.6%        91.3%        186,478         5.3%          28.45
Washington, D.C. ............      22        5,655,192        4.4%        97.3%        166,220         4.8%          30.22
Atlanta......................      45        7,842,590        6.1%        88.4%        157,160         4.5%          22.68
Orange County................      38        6,187,853        4.8%        93.1%        139,212         4.0%          24.17
All others...................     240       42,500,584       33.1%        89.9%        870,469        25.0%          22.78
                                  ---      -----------      -----         ----      ----------       -----          ------
Total/Weighted Average.......     774      128,233,987      100.0%        91.8%     $3,487,988       100.0%         $29.64
                                  ===      ===========      =====         ====      ==========       =====          ======

---------------

(a) Annualized rent is the monthly contractual rent under existing leases as of December 31, 2001, multiplied by 12. Annualized rent per occupied square foot is annualized rent divided by occupied square feet at December 31, 2001. This amount reflects total base rent before any rent abatements and includes expense reimbursements from tenants, which may be estimates.

INDUSTRIAL PROPERTY STATISTICS

     The following table sets forth certain data relating to our Industrial Properties. See "Item I. Business -- Spieker Merger" for a discussion of our recent dispositions of industrial properties.

                                                        PERCENT OF                                   PERCENT OF
                                                        INDUSTRIAL                                   INDUSTRIAL
                                                         PORTFOLIO                  ANNUALIZED       PORTFOLIO    ANNUALIZED RENT
                              NUMBER OF    RENTABLE      RENTABLE     PERCENT          RENT          ANNUALIZED    PER OCCUPIED
PRIMARY MARKET                BUILDINGS   SQUARE FEET   SQUARE FEET   OCCUPIED   (IN THOUSANDS)(A)      RENT      SQUARE FOOT(A)
--------------                ---------   -----------   -----------   --------   -----------------   ----------   ---------------
Los Angeles.................      1          130,600         2.2%      100.0%         $   466            0.9%         $ 3.56
Oakland-East Bay............     47        3,913,923        64.7%       93.7%          28,153           54.3%           7.68
Portland....................      1           67,563         1.1%        0.0%               0            0.0%           0.00
San Jose....................     28        1,855,673        30.7%       93.6%          22,201           42.8%          12.79
Seattle.....................      2           77,072         1.3%      100.0%           1,052            2.0%          13.65
                                 --        ---------       -----       -----          -------          -----          ------
Total/Weighted Average......     79        6,044,831       100.0%       92.8%         $51,872          100.0%         $ 9.25
                                 ==        =========       =====       =====          =======          =====          ======

---------------

(a) Annualized rent is the monthly contractual rent under existing leases as of December 31, 2001, multiplied by 12. Annualized rent per occupied square foot is annualized rent divided by occupied square feet at December 31, 2001. This amount reflects total base rent before any rent abatements and includes expense reimbursements from tenants, which may be estimates.

LEASE DISTRIBUTION

     The following table sets forth information relating to the distribution of the Office Property leases, based on occupied square feet.

                                                  PERCENT OF                        PERCENT OF
                                                    OFFICE                            OFFICE
                                                   PORTFOLIO       ANNUALIZED       PORTFOLIO    ANNUALIZED RENT
                                 TOTAL OCCUPIED    OCCUPIED           RENT          ANNUALIZED    PER OCCUPIED
SQUARE FEET                      SQUARE FEET(A)   SQUARE FEET   (IN THOUSANDS)(B)      RENT      SQUARE FOOT(B)
-----------                      --------------   -----------   -----------------   ----------   ---------------
2,500 or less..................     5,052,650          4.3%        $  147,176           4.2%         $29.13
2,501 - 5,000..................     8,168,317          7.0%           235,703           6.8%          28.86
5,001 - 7,500..................     6,892,714          5.9%           200,797           5.8%          29.13
7,501 - 10,000.................     5,365,722          4.6%           159,800           4.6%          29.78
10,001 - 20,000................    17,126,405         14.7%           487,676          14.0%          28.48
20,001 - 40,000................    19,258,410         16.5%           574,123          16.5%          29.81
40,001 - 60,000................    10,761,375          9.2%           326,859           9.4%          30.37
60,001 - 100,000...............    12,124,183         10.4%           366,374          10.5%          30.22
100,001 or greater.............    31,807,637         27.3%           989,480          28.4%          31.11
                                  -----------        -----         ----------         -----          ------
Total/Weighted Average.........   116,557,413        100.0%        $3,487,988         100.0%         $29.64
                                  ===========        =====         ==========         =====          ======

---------------

(a) Reconciliation for total net rentable square feet for Office Properties is as follows:

                                                                                  PERCENT OF
                                                                 SQUARE FOOTAGE     TOTAL
                                                                 --------------   ----------
   Square feet occupied by tenants.............................   116,557,413        90.9%
   Square feet used for management offices, building use and
     remeasurement adjustments.................................     1,122,880         0.9%
                                                                  -----------       -----
   Total occupied square feet..................................   117,680,293        91.8%
   Leased and unoccupied square feet...........................     1,411,021         1.1%
   Unleased square feet........................................     9,142,673         7.1%
                                                                  -----------       -----
   Total rentable square feet..................................   128,233,987       100.0%
                                                                  ===========       =====

(b) Annualized rent is the monthly contractual rent under existing leases as of December 31, 2001, multiplied by 12. Annualized rent per occupied square foot is annualized rent divided by occupied square feet at December 31, 2001. This amount reflects total base rent before any rent abatements and includes expense reimbursements from tenants, which may be estimates.

LEASE EXPIRATION

     The following table sets forth information relating to expiration patterns of our Office Property leases. (Dollars in thousands, except per square foot amounts)

                               2002 AND
                               MONTH TO
                                 MONTH         2003          2004          2005          2006          2007         2008
                              -----------   -----------   -----------   -----------   -----------   ----------   ----------
SAN FRANCISCO
Square Feet (1).............      960,757     1,096,542     1,136,531     1,325,769     1,179,054    1,145,938      687,247
% Square Feet(2)............         9.0%         10.3%         10.7%         12.5%         11.1%        10.8%         6.5%
Annualized Rent (3).........  $    34,187   $    38,976   $    44,949   $    56,761   $    51,462   $   49,193   $   31,683
Rent Per Square Foot........  $     35.58   $     35.54   $     39.55   $     42.81   $     43.65   $    42.93   $    46.10
BOSTON
Square Feet(1)..............    1,198,954     1,329,926     1,113,602     1,367,482       784,581    1,256,664    1,116,065
% Square Feet(2)............         9.2%         10.2%          8.6%         10.5%          6.0%         9.7%         8.6%
Annualized Rent(3)..........  $    43,716   $    46,951   $    39,449   $    49,513   $    26,172   $   44,493   $   42,841
Rent Per Square Foot........  $     36.46   $     35.30   $     35.42   $     36.21   $     33.36   $    35.41   $    38.39
SAN JOSE
Square Feet(1)..............    1,097,924       664,455       818,479     1,712,045       653,017      508,258      172,065
% Square Feet(2)............        12.7%          7.7%          9.4%         19.7%          7.5%         5.9%         2.0%
Annualized Rent(3)..........  $    34,545   $    24,187   $    27,430   $    54,906   $    26,555   $   23,769   $    8,860
Rent Per Square Foot........  $     31.46   $     36.40   $     33.51   $     32.07   $     40.66   $    46.77   $    51.49
SEATTLE
Square Feet(1)..............    1,398,994     1,970,732     1,428,816     1,424,769       928,744      614,086      273,422
% Square Feet(2)............        13.5%         19.0%         13.8%         13.7%          8.9%         5.9%         2.6%
Annualized Rent(3)..........  $    33,317   $    53,452   $    40,637   $    43,515   $    27,881   $   17,662   $    7,927
Rent Per Square Foot........  $     23.82   $     27.12   $     28.44   $     30.54   $     30.02   $    28.76   $    28.99
CHICAGO
Square Feet(1)..............      952,812     1,987,083     1,239,208     1,264,283     1,152,363      457,250    1,039,657
% Square Feet(2)............         8.5%         17.8%         11.1%         11.3%         10.3%         4.1%         9.3%
Annualized Rent(3)..........  $    27,817   $    63,693   $    33,960   $    32,450   $    31,481   $   12,016   $   28,491
Rent Per Square Foot........  $     29.19   $     32.05   $     27.40   $     25.67   $     27.32   $    26.28   $    27.40
NEW YORK
Square Feet(1)..............      219,309       210,673       109,428        89,039       196,964      107,635       75,608
% Square Feet(2)............         4.4%          4.2%          2.2%          1.8%          4.0%         2.2%         1.5%
Annualized Rent(3)..........  $     8,771   $     9,234   $     5,928   $     4,643   $    11,505   $    5,657   $    4,161
Rent Per Square Foot........  $     39.99   $     43.83   $     54.17   $     52.14   $     58.41   $    52.55   $    55.04
WASHINGTON D.C.
Square Feet(1)..............    1,443,177       530,373       302,815       876,345       486,957      453,334      235,801
% Square Feet(2)............        25.5%          9.4%          5.4%         15.5%          8.6%         8.0%         4.2%
Annualized Rent(3)..........  $    37,772   $    16,910   $    10,024   $    27,033   $    15,431   $   11,032   $    7,061
Rent Per Square Foot........  $     26.17   $     31.88   $     33.10   $     30.85   $     31.69   $    24.34   $    29.95
LOS ANGELES
Square Feet(1)..............      672,202       784,178       613,196       773,040       873,363      769,248      324,299
% Square Feet(2)............         9.4%         10.9%          8.5%         10.8%         12.2%        10.7%         4.5%
Annualized Rent(3)..........  $    17,720   $    20,867   $    17,344   $    23,643   $    28,013   $   24,748   $    9,184
Rent Per Square Foot........  $     26.36   $     26.61   $     28.28   $     30.59   $     32.08   $    32.17   $    28.32
ATLANTA
Square Feet(1)..............      791,108       884,636       760,042       497,700     1,566,561      460,560      492,961
% Square Feet(2)............        10.1%         11.3%          9.7%          6.3%         20.0%         5.9%         6.3%
Annualized Rent(3)..........  $    18,242   $    19,778   $    13,344   $    11,855   $    39,098   $    9,613   $   11,340
Rent Per Square Foot........  $     23.06   $     22.36   $     17.56   $     23.82   $     24.96   $    20.87   $    23.00
ORANGE COUNTY
Square Feet(1)..............    1,375,573       980,865       864,959       877,171       685,341      294,739      419,685
% Square Feet(2)............        22.2%         15.9%         14.0%         14.2%         11.1%         4.8%         6.8%
Annualized Rent(3)..........  $    29,291   $    26,093   $    21,978   $    22,073   $    17,588   $    7,631   $    9,178
Rent Per Square Foot........  $     21.29   $     26.60   $     25.41   $     25.16   $     25.66   $    25.89   $    21.87
ALL OTHERS
Square Feet(1)..............    5,270,563     5,791,809     6,070,099     5,176,006     5,567,939    2,427,244    2,228,022
% Square Feet(2)............        12.4%         13.6%         14.3%         12.2%         13.1%         5.7%         5.2%
Annualized Rent(3)..........  $   118,322   $   130,921   $   131,593   $   120,087   $   131,157   $   56,146   $   52,215
Rent Per Square Foot........  $     22.45   $     22.60   $     21.68   $     23.20   $     23.56   $    23.13   $    23.44
TOTAL PORTFOLIO
Square Feet(1)..............   15,381,373    16,231,272    14,457,175    15,383,649    14,074,884    8,494,956    7,064,832
% Square Feet(2)............        12.0%         12.7%         11.3%         12.0%         11.0%         6.6%         5.5%
Annualized Rent(3)..........  $   403,700   $   451,061   $   386,637   $   446,479   $   406,342   $  261,961   $  212,942
Rent Per Square Foot........  $     26.25   $     27.79   $     26.74   $     29.02   $     28.87   $    30.84   $    30.14


                                                                      2012 AND
                                 2009         2010         2011        BEYOND        TOTALS
                              ----------   ----------   ----------   ----------   ------------
SAN FRANCISCO
Square Feet (1).............     133,062      632,221      153,114     762,410       9,212,645
% Square Feet(2)............        1.3%         6.0%         1.4%        7.2%           86.8%
Annualized Rent (3).........  $    8,401   $   37,812   $    9,837   $  35,513    $    398,774
Rent Per Square Foot........  $    63.14   $    59.81   $    64.24   $   46.58    $      43.29
BOSTON
Square Feet(1)..............     884,143      959,422      381,204   2,269,090      12,661,133
% Square Feet(2)............        6.8%         7.4%         2.9%       17.4%           97.2%
Annualized Rent(3)..........  $   34,153   $   38,492   $   19,173   $  81,660    $    466,613
Rent Per Square Foot........  $    38.63   $    40.12   $    50.30   $   35.99    $      36.85
SAN JOSE
Square Feet(1)..............     137,484      806,150      908,023     457,077       7,934,977
% Square Feet(2)............        1.6%         9.3%        10.5%        5.3%           91.5%
Annualized Rent(3)..........  $    4,119   $   34,212   $   56,115   $  19,245    $    313,943
Rent Per Square Foot........  $    29.96   $    42.44   $    61.80   $   42.10    $      39.56
SEATTLE
Square Feet(1)..............     493,707      635,360      350,693     113,376       9,632,699
% Square Feet(2)............        4.8%         6.1%         3.4%        1.1%           92.8%
Annualized Rent(3)..........  $   14,725   $   19,000   $   11,496   $     730    $    270,342
Rent Per Square Foot........  $    29.82   $    29.90   $    32.78   $    6.44    $      28.06
CHICAGO
Square Feet(1)..............     592,858      935,149      273,665     478,729      10,373,057
% Square Feet(2)............        5.3%         8.4%         2.4%        4.3%           92.7%
Annualized Rent(3)..........  $   18,959   $   22,493   $    7,809   $  10,610    $    289,779
Rent Per Square Foot........  $    31.98   $    24.05   $    28.53   $   22.16    $      27.94
NEW YORK
Square Feet(1)..............   1,145,867    1,254,741      531,252     967,579       4,908,095
% Square Feet(2)............       23.0%        25.2%        10.7%       19.4%           98.4%
Annualized Rent(3)..........  $   51,000   $   54,622   $   20,657   $  52,820    $    228,998
Rent Per Square Foot........  $    44.51   $    43.53   $    38.88   $   54.59    $      46.66
WASHINGTON D.C.
Square Feet(1)..............      76,611      537,139      249,964     308,202       5,500,718
% Square Feet(2)............        1.4%         9.5%         4.4%        5.4%           97.3%
Annualized Rent(3)..........  $    2,592   $   18,647   $   10,822   $   8,895    $    166,219
Rent Per Square Foot........  $    33.84   $    34.71   $    43.30   $   28.86    $      30.22
LOS ANGELES
Square Feet(1)..............     374,027      343,525      229,692     797,623       6,554,393
% Square Feet(2)............        5.2%         4.8%         3.2%       11.1%           91.3%
Annualized Rent(3)..........  $    9,360   $    9,272   $    6,321   $  20,007    $    186,479
Rent Per Square Foot........  $    25.02   $    26.99   $    27.52   $   25.08    $      28.45
ATLANTA
Square Feet(1)..............     446,528      743,574      196,045      90,959       6,930,674
% Square Feet(2)............        5.7%         9.5%         2.5%        1.2%           88.4%
Annualized Rent(3)..........  $   10,638   $   18,716   $    4,424   $     112    $    157,160
Rent Per Square Foot........  $    23.82   $    25.17   $    22.56   $    1.24    $      22.68
ORANGE COUNTY
Square Feet(1)..............      50,557       39,292       74,431      97,134       5,759,747
% Square Feet(2)............        0.8%         0.6%         1.2%        1.6%           93.1%
Annualized Rent(3)..........  $    1,375   $    1,027   $    1,851   $   1,128    $    139,213
Rent Per Square Foot........  $    27.20   $    26.13   $    24.87   $   11.61    $      24.17
ALL OTHERS
Square Feet(1)..............   1,719,343      792,246      796,824   2,372,060      38,212,155
% Square Feet(2)............        4.0%         1.9%         1.9%        5.6%           89.9%
Annualized Rent(3)..........  $   41,416   $   22,875   $   19,830   $  45,906    $    870,468
Rent Per Square Foot........  $    24.09   $    28.87   $    24.89   $   19.35    $      22.78
TOTAL PORTFOLIO
Square Feet(1)..............   6,054,187    7,678,819    4,144,907   8,714,239     117,680,293
% Square Feet(2)............        4.7%         6.0%         3.2%        6.8%           91.8%
Annualized Rent(3)..........  $  196,737   $  277,165   $  168,337   $ 276,627    $  3,487,988
Rent Per Square Foot........  $    32.50   $    36.09   $    40.61   $   31.74    $      29.64

---------------

(1) Total net rentable square feet represented by expiring leases.
(2) Percentage of total net rentable feet represented by expiring leases.
(3) Annualized Rent is the monthly contractual rent under existing leases as of December 31, 2001 multiplied by 12. This amount reflects total base rent before any rent abatements, but includes expense reimbursements.

ITEM 3.  LEGAL PROCEEDINGS.

     Equity Office is not presently subject to material litigation nor, to Equity Office's knowledge, is any litigation threatened against Equity Office, other than routine actions for negligence and other claims and administrative proceedings arising in the ordinary course of business, some of which are expected to be covered by liability insurance and all of which collectively are not expected to have a material adverse effect on the liquidity, results of operations, business or financial condition of Equity Office.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     None.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     Our Common Shares are traded on the New York Stock Exchange ("NYSE") under the symbol "EOP." On March 15, 2002, the reported closing sale price per Common Share on the NYSE was $29.90 and there were approximately 1,817 holders of record. The high and low sales prices and closing sales prices on the NYSE and distributions for the Common Shares during 2001 and 2000 were as follows:

YEAR                                         QUARTER    HIGH       LOW      CLOSE    DISTRIBUTIONS
----                                         -------   -------   -------   -------   -------------
2001.......................................  Fourth    $32.550   $27.000   $30.080       $0.50
                                             Third     $33.080   $29.500   $32.000       $0.50
                                             Second    $31.750   $26.200   $31.630       $0.45
                                             First     $32.625   $27.750   $28.000       $0.45
2000.......................................  Fourth    $33.500   $28.875   $32.625       $0.45
                                             Third     $31.813   $27.813   $31.031       $0.45
                                             Second    $28.750   $25.000   $27.547       $0.42
                                             First     $26.250   $22.875   $25.125       $0.42

ITEM 6.  SELECTED FINANCIAL DATA.

     The following sets forth selected consolidated and combined financial and operating information on a historical basis for Equity Office and its predecessors ("Equity Office Predecessors"). The selected financial data has been derived from the historical consolidated or combined financial statements of Equity Office and Equity Office Predecessors, audited by Ernst & Young LLP, independent auditors. The following information should be read together with the consolidated financial statements and notes thereto of Equity Office included in "Item 8. Financial Statements and Supplementary Data."

                                                                   EQUITY OFFICE                                   EQUITY OFFICE
                                     --------------------------------------------------------------------------    PREDECESSORS
                                                                                                 FOR THE PERIOD   FOR THE PERIOD
                                                                                                      FROM             FROM
                                                                                                    JULY 11,        JANUARY 1,
                                                 FOR THE YEARS ENDED DECEMBER 31,                 1997 THROUGH     1997 THROUGH
                                     ---------------------------------------------------------    DECEMBER 31,       JULY 10,
                                       2001(1)        2000(2)          1999           1998          1997(3)            1997
                                     ------------   ------------   ------------   ------------   --------------   ---------------
                                                            (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
OPERATING DATA:
Revenues:
  Rental, parking and other
    property revenues..............  $  3,074,831   $  2,217,146   $  1,919,056   $  1,658,420    $    406,713       $327,017
                                     ------------   ------------   ------------   ------------    ------------       --------
        Total revenues.............     3,130,148      2,264,243      1,942,243      1,679,699         412,968        339,104
                                     ------------   ------------   ------------   ------------    ------------       --------
Expenses:
  Interest.........................       728,251        525,787        413,995        338,611          76,675         80,481
  Depreciation and amortization....       580,840        436,417        358,989        305,982          70,346         66,034
  Property operating and ground
    rent(4)........................     1,003,561        764,007        669,763        600,367         155,679        127,285
  General and administrative(5)....       109,672         88,696         80,271         61,898          17,451         16,333
  Impairment on securities and
    other investments..............       132,684             --             --             --              --             --
  Impairment on assets held for
    sale...........................         2,536             --             --             --              --             --
                                     ------------   ------------   ------------   ------------    ------------       --------
        Total expenses.............     2,557,544      1,814,907      1,523,018      1,306,858         320,151        290,133
                                     ------------   ------------   ------------   ------------    ------------       --------
Income before income taxes,
  allocation to minority interests,
  income from investment in
  unconsolidated joint ventures,
  net gain/(loss) on sales of real
  estate, extraordinary items and
  cumulative effect of a change in
  accounting principle.............       572,604        449,336        419,225        372,841          92,817         48,971
Income taxes.......................        (8,837)        (2,719)          (656)        (1,666)           (239)          (868)
Minority interests.................       (84,934)       (66,219)       (50,153)       (38,340)         (7,799)          (912)
Income from investment in
  unconsolidated joint ventures....        69,203         56,251         13,824         11,267           3,173          1,982
Net gain/(loss) on sales of real
  estate and extraordinary items...        71,288         34,211         49,113          4,927         (16,240)        12,236
Cumulative effect of a change in
  accounting principle.............        (1,142)            --             --             --              --             --
                                     ------------   ------------   ------------   ------------    ------------       --------
Net income.........................       618,182        470,860        431,353        349,029          71,712         61,409
Put option settlement..............         2,655         (2,576)        (5,658)            --              --             --
Preferred distributions, net.......       (57,041)       (43,348)       (43,603)       (32,202)           (649)            --
                                     ------------   ------------   ------------   ------------    ------------       --------
Net income available for Common
  Shares...........................  $    563,796   $    424,936   $    382,092   $    316,827    $     71,063       $ 61,409
                                     ============   ============   ============   ============    ============       ========

                                                                   EQUITY OFFICE                                   EQUITY OFFICE
                                     --------------------------------------------------------------------------    PREDECESSORS
                                                                                                 FOR THE PERIOD   FOR THE PERIOD
                                                                                                      FROM             FROM
                                                                                                    JULY 11,        JANUARY 1,
                                                 FOR THE YEARS ENDED DECEMBER 31,                 1997 THROUGH     1997 THROUGH
                                     ---------------------------------------------------------    DECEMBER 31,       JULY 10,
                                       2001(1)        2000(2)          1999           1998          1997(3)            1997
                                     ------------   ------------   ------------   ------------   --------------   ---------------
                                                            (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
Net income available per weighted
  average Common Share
  outstanding -- basic.............  $       1.57   $       1.53   $       1.49   $       1.25    $       0.44
                                     ------------   ------------   ------------   ------------    ------------
Net income available per weighted
  average Common Share and Common
  Share equivalent
  outstanding -- diluted...........  $       1.55   $       1.52   $       1.48   $       1.24    $       0.43
                                     ============   ============   ============   ============    ============
Weighted average Common Shares
  outstanding -- basic.............   360,026,097    277,186,733    256,045,895    253,167,037     162,591,477
                                     ============   ============   ============   ============    ============
Weighted average Common Shares and
  Common Share equivalents
  outstanding -- diluted...........   411,986,897    318,997,407    291,157,204    283,974,532     180,014,027
                                     ============   ============   ============   ============    ============
Cash distributions declared per
  Common Share.....................  $       1.90   $       1.74   $       1.58   $       1.38    $       0.56
                                     ============   ============   ============   ============    ============

                                                                     EQUITY OFFICE                                 EQUITY OFFICE
                                       -------------------------------------------------------------------------    PREDECESSORS
                                                                                                  FOR THE PERIOD   FOR THE PERIOD
                                                                                                       FROM             FROM
                                                                                                     JULY 11,        JANUARY 1,
                                                   FOR THE YEARS ENDED DECEMBER 31,                1997 THROUGH     1997 THROUGH
                                       --------------------------------------------------------    DECEMBER 31,       JULY 10,
                                         2001(1)       2000(2)        1999            1998           1997(3)            1997
                                       -----------   -----------   -----------   --------------   --------------   --------------
                                                                         (DOLLARS IN THOUSANDS)
BALANCE SHEET DATA (at end of
  period):
Investment in real estate, net of
  accumulated depreciation...........  $23,322,050   $16,641,325   $12,572,153    $13,331,560      $10,976,319              --
Total assets.........................  $25,808,422   $18,794,253   $14,046,058    $14,261,291      $11,751,672              --
Mortgage debt, unsecured notes and
  lines of credit....................  $11,988,625   $ 8,802,994   $ 5,851,918    $ 6,025,405      $ 4,284,317              --
Total liabilities....................  $12,895,706   $ 9,504,662   $ 6,334,985    $ 6,472,613      $ 4,591,697              --
Minority interests...................  $ 1,604,350   $ 1,218,396   $   883,454    $   737,715      $   754,818              --
Redeemable common shares.............           --   $    54,122   $    51,546    $   100,000      $   100,000              --
Preferred shares.....................  $   863,423   $   613,923   $   615,000    $   615,000      $   200,000              --
Shareholders' equity.................  $10,444,943   $ 7,403,150   $ 6,161,073    $ 6,335,963      $ 6,105,157              --
OTHER DATA:
General and administrative expenses
  as a percentage of total
  revenues(5)........................          3.5%          3.9%          4.1%           3.7%             4.2%            4.8%
Number of Office Properties..........          774           381           294            284              258              --
Number of Industrial Properties......           79            --            --             --               --              --
Rentable square feet of Office
  Properties (in millions)...........        128.2          99.0          77.0           75.1             65.3              --
Occupancy of Office Properties.......         91.8%         94.6%         93.7%          95.0%            94.0%             --
Funds from Operations(6).............  $ 1,186,357   $   910,959   $   749,641    $   661,645      $   160,929       $ 113,022
                                       ===========   ===========   ===========    ===========      ===========       =========
Property net operating income(7).....  $ 2,088,198   $ 1,463,151   $ 1,256,180    $ 1,065,714      $   253,418       $ 202,108
                                       ===========   ===========   ===========    ===========      ===========       =========
Earnings before interest, taxes,
  depreciation and amortization(8)...  $ 2,183,943   $ 1,535,943   $ 1,226,053    $ 1,046,628      $   241,476       $ 196,134
                                       ===========   ===========   ===========    ===========      ===========       =========
Cash flow provided by operating
  activities.........................  $ 1,241,601   $   907,343   $   720,711    $   759,151      $   190,754       $  95,960
                                       ===========   ===========   ===========    ===========      ===========       =========
Cash flow (used for) investing
  activities.........................  $(1,348,203)  $(1,311,778)  $   (67,138)   $(2,231,712)     $(1,592,272)      $(571,068)
                                       ===========   ===========   ===========    ===========      ===========       =========
Cash flow provided by (used for)
  financing activities...............  $   114,467   $   455,353   $  (718,315)   $ 1,310,788      $ 1,630,346       $ 245,851
                                       ===========   ===========   ===========    ===========      ===========       =========
Ratio of earnings to combined fixed
  charges and preferred
  distributions......................          1.7           1.8           1.8            1.9              2.1             1.6
                                       ===========   ===========   ===========    ===========      ===========       =========

---------------

(1) On July 2, 2001, Equity Office completed its acquisition by merger of Spieker at a cost of approximately $7.2 billion. As a result of the Spieker Merger, Equity Office acquired an interest in 391 office properties containing approximately 28.3 million square feet and 98 industrial properties containing approximately 10.1 million square feet.

(2) On June 19, 2000, Equity Office completed its acquisition by merger of Cornerstone Properties Inc. at a cost of approximately $4.5 billion. As a result of the Cornerstone merger, Equity Office acquired an interest in 82 office properties containing approximately 18.9 million square feet.

(3) On December 19, 1997, Equity Office completed its acquisition by merger of Beacon Properties Corporation at a cost of approximately $4.3 billion. As a result of the Beacon merger, Equity Office acquired an interest in 130 properties containing approximately 20.9 million square feet.

(4) Property operating expenses include real estate taxes, insurance, repairs and maintenance and other property operating expenses.

(5) Federal, state and local taxes were previously included in general and administrative expense and are now reflected separately. Accordingly, all prior periods have been restated.

(6) The White Paper on Funds from Operations approved by the Board of Governors of the National Association of Real Estate Investment Trusts ("NAREIT") in March 1995 defines Funds from Operations ("FFO") as net income, computed in accordance with generally accepted accounting principles ("GAAP"), excluding gains (or losses) from debt restructuring and sales of properties (which Equity Office believes include impairments on properties held for sale), plus real estate related depreciation and amortization and after adjustments for unconsolidated partnerships and joint ventures. In November 1999, NAREIT issued a National Policy Bulletin effective January 1, 2000 clarifying the definition of FFO to include all operating results, both recurring and non-recurring, except those defined as extraordinary under GAAP. Equity Office believes that FFO is helpful to investors as a measure of the performance of an equity REIT because, along with cash flow from operating activities, financing activities and investing activities, it provides investors with an indication of the ability of Equity Office to incur and service debt, to make capital expenditures and to fund other cash needs. Equity Office computes FFO in accordance with standards established by NAREIT, which may not be comparable to FFO reported by other REITs that do not define the term in accordance with the current NAREIT definition or that interpret the current NAREIT definition differently than Equity Office. FFO does not represent cash generated from operating activities in accordance with GAAP, nor does it represent cash available to pay distributions and should not be considered as an alternative to net income, determined in accordance with GAAP, as an indication of Equity Office's financial performance or to cash flow from operating activities, determined in accordance with GAAP, as a measure of Equity Office's liquidity, nor is it indicative of funds available to fund Equity Office's cash needs, including its ability to make cash distributions.

    Equity Office calculates FFO as follows:

                                                                      EQUITY OFFICE                              EQUITY OFFICE
                                            ------------------------------------------------------------------    PREDECESSORS
                                                                                                FOR THE PERIOD   FOR THE PERIOD
                                                                                                     FROM             FROM
                                                                                                   JULY 11,        JANUARY 1,
                                                    FOR THE YEARS ENDED DECEMBER 31,             1997 THROUGH     1997 THROUGH
                                            -------------------------------------------------    DECEMBER 31,       JULY 10,
                                             2001(1)     2000(2)      1999          1998           1997(3)            1997
                                            ----------   --------   --------   --------------   --------------   --------------
                                                                          (DOLLARS IN THOUSANDS)
Income before income taxes, allocation to
  minority interests, income from
  investment in unconsolidated joint
  ventures, net gain/(loss) on sales of
  real estate, extraordinary items and
  cumulative effect of a change in
  accounting principle....................  $  572,604   $449,336   $419,225      $372,841         $ 92,817         $ 48,971
Add (deduct):
  Income taxes............................      (8,837)    (2,719)      (656)       (1,666)            (239)            (868)
  Income allocated to minority interest
    for partially owned properties
    (excluding allocation of gain on sale
    of real estate of $1,473 in 2000).....      (8,685)    (5,370)    (1,981)       (2,114)            (789)            (912)
  Income from investment in unconsolidated
    joint ventures........................      69,203     56,251     13,824        11,267            3,173            1,982
  Depreciation and amortization (real
    estate related) (including share of
    unconsolidated joint ventures)........     613,922    459,385    368,490       313,519           66,616           63,849
  Impairment on assets held for sale......       2,536         --         --            --               --               --
  Put option settlement...................       2,655     (2,576)    (5,658)           --               --               --
  Preferred distributions, net............     (57,041)   (43,348)   (43,603)      (32,202)            (649)              --
                                            ----------   --------   --------      --------         --------         --------
Funds from Operations.....................  $1,186,357   $910,959   $749,641      $661,645         $160,929         $113,022
                                            ==========   ========   ========      ========         ========         ========

(7) Property net operating income is defined as rental income, including tenant reimbursements, parking and other income less property operating expenses, including real estate taxes, insurance, repairs and maintenance and other property operating expenses.

(8) Earnings before interest, taxes, depreciation and amortization ("EBITDA") is presented because Equity Office believes this data is used by some investors to evaluate Equity Office's ability to meet debt service requirements. Equity Office considers EBITDA to be an indicative measure of its operating performance due to the significance of Equity Office's long-lived assets and because this data can be used to measure Equity Office's ability to service debt, fund capital expenditures and expand its business. However, this data should not be considered as an alternative to net income, operating profit, cash flow from operations or any other operating or liquidity performance measure prescribed by GAAP. In addition, EBITDA as calculated by Equity Office may not be comparable to similarly titled measures reported by other companies. Interest expense, taxes, depreciation and amortization, impairment on securities and other investments, impairment on assets held for sale and cumulative effect of a change in accounting principle which are not reflected in the presentation of EBITDA, have been, and will or may be, incurred by Equity Office. Investors are cautioned that these excluded items are significant components in understanding and assessing Equity Office's financial performance.

     Equity Office calculates EBITDA as follows:

                                                                     EQUITY OFFICE                                EQUITY OFFICE
                                         ----------------------------------------------------------------------    PREDECESSORS
                                                                                                 FOR THE PERIOD   FOR THE PERIOD
                                                                                                      FROM             FROM
                                                                                                    JULY 11,        JANUARY 1,
                                                   FOR THE YEARS ENDED DECEMBER 31,               1997 THROUGH     1997 THROUGH
                                         -----------------------------------------------------    DECEMBER 31,       JULY 10,
                                          2001(1)      2000(2)        1999           1998           1997(3)            1997
                                         ----------   ----------   ----------   --------------   --------------   --------------
                                                                         (DOLLARS IN THOUSANDS)
Net income available for Common
  Shares...............................  $  563,796   $  424,936   $  382,092     $  316,827        $ 71,063         $ 61,409
Plus net income allocated to minority
  interests in EOP Partnership.........      76,249       59,376       48,172         36,226           7,010               --
Plus depreciation and lease
  amortization.........................     575,030      426,671      354,296        299,578          66,168           63,263
Plus preferred distributions, net......      57,041       43,348       43,603         32,202             649               --
Plus put option settlement.............      (2,655)       2,576        5,658             --              --               --
Plus interest expense and loan
  amortization.........................     734,061      535,533      418,688        345,015          80,853           83,252
Plus income taxes......................       8,837        2,719          656          1,666             239              868
Less: income from investment in
  unconsolidated joint ventures, net of
  income allocated to minority interest
  in partially owned properties........     (60,518)     (49,408)     (11,843)        (9,153)         (2,384)          (1,070)
Plus Equity Office's share of EBITDA
  from its investment in unconsolidated
  joint ventures, net of EBITDA
  allocated to minority interests in
  partially owned properties...........     167,028      122,930       33,844         29,194           1,638              648
Plus impairment on securities and other
  investments..........................     132,684           --           --             --              --               --
Plus impairment on assets held for
  sale.................................       2,536           --           --             --              --               --
Less/plus net (gain)/loss on sales of
  real estate and extraordinary
  items................................     (71,288)     (32,738)     (49,113)        (4,927)         16,240          (12,236)
Plus cumulative effect of change in
  accounting principle.................       1,142           --           --             --              --               --
                                         ----------   ----------   ----------     ----------        --------         --------
Earnings before interest, taxes,
  depreciation and amortization........  $2,183,943   $1,535,943   $1,226,053     $1,046,628        $241,476         $196,134
                                         ==========   ==========   ==========     ==========        ========         ========

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

     The following discussion and analysis of our consolidated financial condition and results of operations should be read together with our consolidated financial statements and notes thereto contained in this Form 10-K. Terms employed herein as defined terms, but without definition, shall have the meaning set forth in the notes to the financial statements.

     During the year ended December 31, 2001, we completed the following key transactions:

     - Acquired Spieker by merger for approximately $7.2 billion;
     - Issued $1.4 billion of unsecured notes in two tranches, consisting of $1.1 billion of 7.00% notes due 2011 at an all-in cost of 6.86% and $300 million of 7.875% notes due 2031 at an all-in cost of 7.94%;
     - Increased the quarterly common share distribution 11% from $0.45 to $0.50 per share;
     - Acquired Three Lafayette Centre, an office building located in Washington, D.C. consisting of approximately 259,441 square feet for approximately $68.7 million;
     - Sold eight office properties, four parking facilities, a land parcel and an apartment property for approximately $327.8 million;
     - Sold approximately 4.1 million square feet of the industrial portfolio for approximately $213.4 million; and
     - Redeemed all 4,250,000 outstanding Series D preferred shares for approximately $107.4 million.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

     Our significant accounting policies are described in Note 1 to the consolidated financial statements included in Item 8 of this Form 10-K. We believe our most critical accounting policies include revenue recognition, allowance for doubtful accounts, impairment of long-lived assets, depreciation and the fair value of financial instruments including derivative instruments, each of which we discuss below.

REVENUE RECOGNITION

     We recognize revenue in accordance with SEC Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements (SAB 101), as amended. SAB 101 requires that four basic criteria must be met before revenue can be recognized:

     - persuasive evidence of an arrangement exists;

     - delivery has occurred or services rendered;

     - the fee is fixed and determinable; and

     - collectibility is reasonably assured.

     If we incorrectly determine the collectibility of our revenue, the timing and amount of our reported revenue could be adversely affected.

ALLOWANCE FOR DOUBTFUL ACCOUNTS

     Rental revenue from our tenants is our principal source of revenue. We monitor the liquidity and creditworthiness of our tenants on an on-going basis. Based on these reviews, we establish provisions, and maintain an allowance, for doubtful accounts for estimated losses resulting from the possible inability of our tenants to make required rent payments to us. An allowance for doubtful accounts is recorded during each period and is netted against rental revenue in our consolidated statements of operations. The allowance for doubtful accounts, which represents the cumulative allowances less write-offs of uncollectible rent, is netted against tenant and other receivables on our consolidated balance sheets. If we incorrectly estimate the required allowances for doubtful accounts, our financial condition and results of operations could be adversely affected.

IMPAIRMENT OF LONG-LIVED ASSETS

     Under GAAP, we are required to record at fair value any of our long-lived assets that we have determined to be permanently impaired. Our long-lived assets consist primarily of our investments in real estate and unconsolidated joint ventures, but we also have investments in preferred securities and notes receivable. The fair value of our investments in real estate and unconsolidated joint ventures depends on the future cash flows from operations of the properties or joint ventures. The fair value of our investments in preferred securities and notes receivable depends on the underlying fair value of the issuer. In assessing potential impairment for our investments, we consider these factors. If these factors result in a fair value that is less than our carrying value, an impairment may be recognized if we determine the loss to be permanent. During 2001, we recognized an impairment of approximately $2.5 million on an investment in an unconsolidated joint venture that was subsequently sold. Also during 2001, we recognized an impairment of approximately $132.7 million on several investments in securities and other investments. Of this amount, securities and other investments with carrying values of $125.7 million were entirely written-off. If we do not recognize impairments at appropriate times and in appropriate amounts, our consolidated balance sheet may overstate the value of our long-lived assets.

DEPRECIATION

     We compute depreciation on our Properties using the straight-line method based on an estimated useful life of 40 years. A significant portion of the acquisition cost of each property is allocated to building (usually 85% to 90% unless the property is subject to a ground lease in which case 100% of the acquisition cost is allocated to building). The allocation of the acquisition cost to building and the determination of the useful life are based on management's estimates. If we do not allocate appropriately to building or we incorrectly estimate the useful life of our Properties, our computation of depreciation will not appropriately reflect the allocation of our capital expenditures over future periods.

FAIR VALUE OF FINANCIAL INSTRUMENTS

     We are required to determine quarterly the fair value of our mortgage debt and unsecured notes. We are also required quarterly to adjust the carrying values of interest rate swaps and caps, as well as the underlying hedged liability, to its fair value. In determining the fair value of these financial instruments, we use third party quotations and internally developed models that are based on current market conditions. For example, in determining the fair value of our mortgage debt and unsecured notes, we discount the spread between the future contractual interest payments and future interest payments based on a current market rate. In determining the current market rate, we add a market spread to the quoted yields on federal government debt securities with similar maturity dates to our own debt. The market spread estimate is based on our historical experience in obtaining either secured or unsecured financing and also is affected by current market conditions. In determining the fair value of interest rate swaps and caps, we rely on third party quotations to adjust these instruments, as well as the hedged liability, to its fair value. Because our valuations of our financial instruments are based on these types of estimates, the fair value of our financial instruments may change if our estimates do not turn out to be accurate.

SPIEKER MERGER

     On July 2, 2001, Spieker merged into Equity Office and Spieker Partnership merged into EOP Partnership. The transaction, which was accounted for by the purchase method, valued Spieker, including the outside interests in Spieker Partnership, at approximately $7.2 billion, which included transaction costs, the assumption of approximately $2.1 billion in debt and the issuance of 14.25 million of our preferred shares valued at approximately $356.3 million. We paid approximately $1.1 billion in cash and issued approximately 101.5 million of our Common Shares, and EOP Partnership issued approximately 16.7 million of its Units to third parties, each valued at $29.29 per Common Share/Unit. The $1.1 billion cash portion of the purchase price was financed using a combination of available cash and a new $1.0 billion bridge loan facility that was entered into before the closing of the Spieker Merger. The $1.0 billion bridge loan facility had a term of 364 days and an interest rate based on LIBOR plus 80 basis points. The $1.0 billion bridge loan facility was repaid in full with the net proceeds from the issuance of $1.4 billion of unsecured notes in July 2001 and then terminated. As a result of the Spieker Merger, we acquired 391 office properties consisting of approximately

28.3 million square feet, 98 industrial properties consisting of approximately
10.1 million square feet and several development properties.

     We subsequently sold 19 of the industrial properties that were acquired in the Spieker Merger for approximately $213.4 million. There was no gain or loss on the sale of these properties. These industrial properties are located in California and Oregon and consist of approximately 4.1 million square feet.

     Shortly after completion of the Spieker Merger, we expanded our Board of Trustees from 13 to 16 members. The new members are Warren E. Spieker, Jr., previous chairman of Spieker, and Craig G. Vought and John A. Foster, previous Co-Chief Executive Officers of Spieker.

CORNERSTONE MERGER

     On June 19, 2000, Cornerstone Properties Inc. ("Cornerstone") merged into Equity Office and Cornerstone Properties Limited Partnership ("Cornerstone Partnership"), Cornerstone's operating partnership subsidiary, merged into EOP Partnership (collectively, the "Cornerstone Merger"). The transaction, which was accounted for by the purchase method, valued Cornerstone, including the outside interests in Cornerstone Partnership, at approximately $4.5 billion, which included transaction costs, the assumption of approximately $1.7 billion in debt, the redemption of 3.0 million shares of Cornerstone preferred stock valued at $18.00 per share, including accrued but unpaid dividends for a total of approximately $57.6 million, the redemption of approximately 58.5 million shares of Cornerstone common stock valued at $18.00 per share for a total of approximately $1.1 billion, the issuance of approximately 51.2 million Common Shares and the issuance by EOP Partnership of approximately 12.4 million Units each valued at $24.68 per Common Share/ Unit. We financed the $1.2 billion in cash from our credit facilities.

RESULTS OF OPERATIONS

GENERAL

     The following discussion is based primarily on the consolidated financial statements of Equity Office as of December 31, 2001 and 2000, and for the years ended December 31, 2001, 2000 and 1999.

     We receive income primarily from rental revenue from the Office Properties, including reimbursements from tenants for certain operating costs, from parking revenue from Office Properties and parking facilities (including rental revenue from our stand-alone parking facilities) and from rental revenue from Industrial Properties. As a result of the current slowdown in economic activity, there has been a decrease in our occupancy rates and a decline in rents for our Office Properties in most major markets in which we own Properties. At December 31, 2001, Office Properties in our top 20 markets, in which approximately 91% of our Office Properties based on square footage are located, were 92.0% occupied compared to 95.1% at December 31, 2000. Office Properties in our top five markets (San Francisco, Boston, San Jose, Seattle and Chicago), in which approximately 42% of our Office Properties based on square footage are located, were 92.5% occupied compared to 97.7% at December 31, 2000, with the occupancy rates in our top five markets ranging from 86.8% for Office Properties in San Francisco to 97.2% in Boston. Average rents for new office leases for which the tenants have occupied the space during the relevant period for our entire portfolio, which may lag behind market rents because leasing decisions typically are made anywhere from one month to 12 months prior to taking occupancy, were approximately $30.76 per square foot for the quarter ended December 31, 2001, compared to $31.08 per square foot for the quarter ended September 30, 2001 and $32.48 per square foot for the quarter ended December 31, 2000. These declines, which vary by market, reflect the downward trend in market rents due to the continued slowdown in economic activity. At December 31, 2001, leases for 15.4 million square feet, including month-to-month leases, or 12.0% of the office portfolio, will expire in 2002. We believe that it is too soon to draw any conclusions about where occupancy rates or market rents ultimately will stabilize. Further decreases in occupancy rates and/or further declines in rents could adversely affect our revenues and results of operations in subsequent periods.

     In addition to the downward trends in occupancy and market rents, we have experienced an increase in the amount of uncollectible receivables relating to tenants in bankruptcy and tenants that are having financial difficulties. Although we have substantial collateral from many of our tenants, additional write-offs may occur in subsequent periods. Future rental income may also be affected by early lease terminations. In either of these circumstances, we may not be able to collect the full amount that was due under the leases and could incur additional cost in re-leasing the space.

     As a result of the terrorist acts on September 11, 2001, we have realized increased costs for property insurance and safety and security. We believe that these increased costs will remain higher than similar costs incurred in previous periods for the foreseeable future. Substantially all of the office leases require the tenant to pay, as additional rent, a portion of any increases in these operating expenses over a base amount. We believe a significant portion of any increase in these operating expenses will be offset by expense reimbursements from tenants.

     Below is a summary of our acquisition and disposition activity since January 1, 2000. The buildings and total square feet shown include properties we own in joint ventures with other partners and reflects the total square feet of the properties. Excluding the joint venture partners' share of the square feet of these properties, we effectively owned 122.0 million square feet of office space as of December 31, 2001.

                                     OFFICE PROPERTIES       INDUSTRIAL PROPERTIES    PARKING FACILITIES
                                  -----------------------   -----------------------   ------------------
                                                 TOTAL                     TOTAL
                                  BUILDINGS   SQUARE FEET   BUILDINGS   SQUARE FEET   GARAGES    SPACES
                                  ---------   -----------   ---------   -----------   --------   -------
PROPERTIES OWNED AS OF:
January 1, 2000.................     294       77,015,610       --              --       20      20,506
  Cornerstone Merger............      82       18,896,980       --              --       --          --
  Acquisitions..................       3        2,083,310       --              --       --          --
  Developments placed in
     service....................       9        1,843,653       --              --       --          --
  Dispositions..................      (7)        (964,136)      --              --      (11)     (6,992)
  Building remeasurements(a)....      --          120,577       --              --       --         730
                                     ---      -----------      ---      ----------      ---      ------
December 31, 2000...............     381       98,995,994       --              --        9      14,244
  Spieker Merger................     293       26,080,670      100      12,306,053       --          --
  Acquisitions..................       1          259,441
  Developments placed in
     service....................       9        1,497,014       --              --       --          --
  Dispositions..................      (8)        (879,388)     (19)     (4,052,476)      (4)     (3,721)
  Reclass from industrial to
     office.....................      44        2,208,837      (44)     (2,208,837)      --          --
  Building remeasurements(a)....      54           71,419       42              91       --         242
                                     ---      -----------      ---      ----------      ---      ------
December 31, 2001...............     774      128,233,987       79       6,044,831        5      10,765
                                     ===      ===========      ===      ==========      ===      ======

---------------

(a) Building remeasurements during 2001 relate to the Office Properties and Industrial Properties acquired in the Spieker Merger. The initial property count was based on a count prepared prior to the Spieker Merger by the former management of Spieker. We count our properties based on the actual number of buildings at the property, which is different than the method used by the former management of Spieker.

     Primarily as a result of the Spieker Merger in July 2001, the Cornerstone Merger in June 2000 and the disposition of certain properties, the financial data presented show significant changes in revenues and expenses from period-to-period. Therefore, we do not believe our period-to-period financial data are necessarily comparable. The following analysis shows changes attributable to the Properties that were held during the entire period for the periods being compared (the "Core Portfolio") and the changes in our aggregate total portfolio of Properties (the "Total Portfolio").

     As reflected in the tables below, property revenues include rental revenues, reimbursements from tenants for certain expenses, parking revenue and other property operating revenues. Property operating expenses include real estate taxes, insurance, repairs and maintenance and other property operating expenses.

COMPARISON OF YEAR ENDED DECEMBER 31, 2001 TO DECEMBER 31, 2000

     The table below represents selected operating information for the Total Portfolio and for the Core Portfolio consisting of 287 Office Properties and five parking facilities acquired or placed in service on or prior to January 1, 2000.

                                             TOTAL PORTFOLIO                                 CORE PORTFOLIO
                              ---------------------------------------------   ---------------------------------------------
                                                        INCREASE/      %                                INCREASE/      %
                                 2001         2000      (DECREASE)   CHANGE      2001         2000      (DECREASE)   CHANGE
                              ----------   ----------   ----------   ------   ----------   ----------   ----------   ------
(DOLLARS IN THOUSANDS)
Property revenues...........  $3,074,831   $2,217,146    $857,685     38.7%   $1,879,868   $1,790,716    $ 89,152      5.0%
Fee income..................      15,085       10,931       4,154     38.0            --           --          --
Interest/dividend income....      40,232       36,166       4,066     11.2         2,973        3,758        (785)   (20.9)
                              ----------   ----------    --------    -----    ----------   ----------    --------    -----
        Total revenues......   3,130,148    2,264,243     865,905     38.2     1,882,841    1,794,474      88,367      4.9
                              ----------   ----------    --------    -----    ----------   ----------    --------    -----
Interest expense............     728,251      525,787     202,464     38.5       124,712      127,561      (2,849)    (2.2)
Depreciation and
  amortization..............     580,840      436,417     144,423     33.1       375,157      345,808      29,349      8.5
Property operating
  expenses..................     986,633      753,995     232,638     30.9       631,862      613,033      18,829      3.1
Ground rent.................      16,928       10,012       6,916     69.1        11,292        9,236       2,056     22.3
General and
  administrative............     109,672       88,696      20,976     23.6            --           --          --       --
Impairment on securities and
  other investments.........     132,684           --     132,684       --            --           --          --       --
Impairment on assets held
  for sale..................       2,536           --       2,536       --            --           --          --       --
                              ----------   ----------    --------    -----    ----------   ----------    --------    -----
        Total expenses......   2,557,544    1,814,907     742,637     40.9     1,143,023    1,095,638      47,385      4.3
                              ----------   ----------    --------    -----    ----------   ----------    --------    -----
Income before income taxes,
  allocation to minority
  interests, income from
  investment in
  unconsolidated joint
  ventures, net gain on
  sales of real estate,
  extraordinary items and
  cumulative effect of a
  change in accounting
  principle.................     572,604      449,336     123,268     27.4       739,818      698,836      40,982      5.9
Income taxes................      (8,837)      (2,719)     (6,118)   225.0        (1,018)      (1,612)        594    (36.8)
Minority interests..........     (84,934)     (66,219)    (18,715)    28.3        (2,324)      (2,340)         16     (0.7)
Income from investment in
  unconsolidated joint
  ventures..................      69,203       56,251      12,952     23.0        49,356       44,667       4,689     10.5
Net gain on sales of real
  estate....................      81,662       36,013      45,649    126.8         8,000           --       8,000       --
Extraordinary items.........     (10,374)      (1,802)     (8,572)   475.7          (325)        (611)        286    (46.8)
Cumulative effect of a
  change in accounting
  principle.................      (1,142)          --      (1,142)      --            --           --          --       --
                              ----------   ----------    --------    -----    ----------   ----------    --------    -----
Net income..................  $  618,182   $  470,860    $147,322     31.3%   $  793,507   $  738,940    $ 54,567      7.4%
                              ==========   ==========    ========    =====    ==========   ==========    ========    =====
Property revenues less
  property operating
  expenses before interest,
  depreciation and
  amortization, ground rent
  and general and
  administrative expense....  $2,088,198   $1,463,151    $625,047     42.7%   $1,248,006   $1,177,683    $ 70,323      6.0%
                              ==========   ==========    ========    =====    ==========   ==========    ========    =====
Deferred rental revenue.....  $   69,149   $   69,822    $   (673)    (1.0)%  $   26,744   $   53,760    $(27,016)   (50.3)%
                              ==========   ==========    ========    =====    ==========   ==========    ========    =====
Lease termination fees......  $   40,193   $   19,542    $ 20,651    105.7%   $   22,611   $   16,306    $  6,305     38.7%
                              ==========   ==========    ========    =====    ==========   ==========    ========    =====

Property Revenues

     The increase in property revenues in the Total Portfolio is primarily due to the properties acquired in the Spieker Merger in 2001 and the Cornerstone Merger in 2000. The increase in property revenues in the Core Portfolio resulted primarily from an increase in rental rates and an increase in lease termination fees partially offset by the write-off of uncollectible receivables and a decrease in occupancy. The weighted average occupancy of the Core Portfolio decreased from 93.9% at January 1, 2000 to 91.8% at December 31, 2001, mainly due to tenant rollover at various properties where the space was not re-leased due to the current slowdown in economic activity. As a result of the current slowdown in economic activity, we have also experienced an increase in the amount of uncollectible receivables relating to tenants in bankruptcy and tenants that are having financial difficulties. The amount of bad debts written off for the year ended December 31, 2001 was approximately $26.1 million as compared to $6.3 million for the prior period. Although we have substantial collateral from many of our tenants, additional write-offs may occur in subsequent periods. Included in property revenues are lease termination fees. These fees relate to specific tenants, each of whom has paid a fee to terminate its lease obligations before the end of the contractual term of the lease. Although we have historically received such termination fees, there is no way of predicting the timing or amounts of future lease termination fees.

Interest Expense

     Total Portfolio interest expense increased from the prior period as a result of having a higher average outstanding debt balance as compared to the prior period, mainly as a result of the Spieker Merger and the Cornerstone Merger, partially offset by interest rate swap agreements which converted the fixed interest rate to a variable interest rate for a portion of our unsecured notes. In addition, set forth below are additional statistics for the Total Portfolio relating to our interest expense during the periods:

     - Total debt to total assets decreased to 46.5% from 46.8%;
     - Interest coverage ratio (calculated as EBITDA divided by interest expense, including our share of interest expense of unconsolidated joint ventures) increased to 2.8 times from 2.7 times; and
     - Weighted average interest rate decreased to 7.0% from 7.5%.

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

Property Operating Expenses

     Total Portfolio property operating expenses increased mainly as a result of the Spieker Merger in 2001 and the Cornerstone Merger in 2000. Core Portfolio property operating expenses increased mainly as a result of increases in utilities of $8.3 million consisting primarily of electricity expense, increases in repairs and maintenance of approximately $6.4 million primarily due to higher wages and increases in contract services, increases in insurance expenses of approximately $1.1 million due to higher premiums and an increase in real estate taxes of approximately $4.6 million. Substantially all of the office leases require the tenant to pay, as additional rent, a portion of any increases in operating expenses over a base amount. We believe a substantial portion of any future increase will be offset by expense reimbursements from tenants, which are included in property revenues.

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

Impairment on Securities and Other Investments and Assets Held for Sale

     During 2001, an impairment on securities and other investments of approximately $132.7 million was recognized in connection with various investments and other assets. The total impairment consisted of our investment in HQ Global Workplaces, Inc. ("HQ Global") Series A Convertible Cumulative Preferred Stock (the "HQ Preferred Stock"), including accrued but unpaid dividends, of approximately $90.6 million, our investments in several telecom, technology and advertising related companies, our investments in two full-service business center joint ventures, and a portion of our investment in an internally developed software system.

     During the latter part of 2001, HQ Global was in default with respect to certain covenant and payment obligations under its senior and mezzanine indebtedness but received forbearance periods from both its senior and mezzanine lenders. HQ Global was unable to restructure its indebtedness during these forbearance periods. Based on these circumstances and other factors, we determined that our investment in HQ Global was not recoverable and, therefore, we recorded a permanent impairment on 100% of our investment. Subsequently, in March 2002 HQ Global filed a voluntary petition for relief under Chapter 11 of the U.S. Bankruptcy Code. As of December 31, 2001, HQ Global occupied approximately 0.8 million square feet in our Office Properties. The annualized rent, including expense reimbursements, for this space for 2002 is approximately $22.0 million. As of March 2002, we do not know what impact, if any, that the HQ Global Chapter 11 bankruptcy filing will have on their leases with us.

     Our telecom, technology and advertising related investments and full-service business center joint venture investments have been experiencing operating losses due, in part, to the current economic environment. These investments were considered to be impaired based on their current fair value as compared to the carrying value. The fair value of the investments was based on internally prepared valuations considering current economic conditions. The impairments represent our entire investment in the respective assets, except for the internally developed software system, for which the impairment represented approximately one-half of the investment. These investments and the related impairment are reported under the "Corporate and Other" segment for segment reporting purposes.

     During 2001, an impairment on assets held for sale of approximately $2.5 million was recognized in connection with the sale of the St. Louis Parking Garage located in St. Louis, Missouri. The property was sold in January 2002. The sales price less costs to sell was less than the carrying amount of the property as of December 31, 2001. We had a 50% interest in the property and accounted for its investment using the equity method of accounting. Our share of the net income from the property is included in "Income from Unconsolidated Joint Ventures" and was approximately $1.7 million, $2.0 million and $1.7 million for the years ended December 31, 2001, 2000 and 1999, respectively.

Income from Investment in Unconsolidated Joint Ventures

     Income from investment in unconsolidated joint ventures increased for the Total Portfolio due to an increase in property revenues at several Office Properties and the acquisition of an interest in 1301 Avenue of the Americas office property in August 2000.

Net Gain on Sales of Real Estate

     Net gain on sales of real estate increased due to the combined gross sales price in excess of book value at the time of disposition for the real estate assets sold in 2001 being more than the combined gross sales price in excess of book value at the time of disposition for the real estate assets sold in 2000.

Extraordinary Items

     The $10.4 million extraordinary loss in 2001 consisted of a $5.0 million prepayment penalty and the write-off of approximately $4.4 million of unamortized mark-to-market adjustments relating to the prepayment of $185 million of mortgage debt (See "Item 8. -- Financial Statements and Supplementary Data -- Note 22 -- Related Party Transactions, subfootnote (1)") and the repayment of approximately $32.6 million of mortgage debt on parking facilities sold. The remaining $1.0 million related to costs on certain Office Properties located in Seattle, Washington as a result of the earthquake in February 2001. The extraordinary loss of approximately $1.8 million in 2000 related to the write-off of unamortized deferred loan costs and unamortized discounts and premiums and pre-payment penalties related to the early extinguishment of debt.

COMPARISON OF THE YEAR ENDED DECEMBER 31, 2000 TO DECEMBER 31, 1999

     The table below represents selected operating information for the Total Portfolio and for the Core Portfolio consisting of 265 Office Properties and seven Parking Facilities acquired or placed in service on or prior to January 1, 1999.

                                             TOTAL PORTFOLIO                                 CORE PORTFOLIO
                              ---------------------------------------------   ---------------------------------------------
                                                        INCREASE/      %                                INCREASE/      %
                                 2000         1999      (DECREASE)   CHANGE      2000         1999      (DECREASE)   CHANGE
                              ----------   ----------   ----------   ------   ----------   ----------   ----------   ------
(DOLLARS IN THOUSANDS)
Property revenues...........  $2,217,146   $1,919,056    $298,090     15.5%   $1,753,463   $1,639,796    $113,667      6.9%
Fee income..................      10,931        8,939       1,992     22.3            --           --          --       --
Interest/dividend income....      36,166       14,248      21,918    153.8         2,665        1,698         967     56.9
                              ----------   ----------    --------    -----    ----------   ----------    --------    -----
        Total revenues......   2,264,243    1,942,243     322,000     16.6     1,756,128    1,641,494     114,634      7.0
                              ----------   ----------    --------    -----    ----------   ----------    --------    -----
Interest expense............     525,787      413,995     111,792     27.0       126,174      130,937      (4,763)    (3.6)
Depreciation and
  amortization..............     436,417      358,989      77,428     21.6       337,075      304,161      32,914     10.8
Property operating
  expenses..................     753,995      662,876      91,119     13.7       602,206      568,621      33,585      5.9
Ground rent.................      10,012        6,887       3,125     45.4         9,037        6,837       2,200     32.2
General and
  administrative............      88,696       80,271       8,425     10.5            --          181        (181)      --
                              ----------   ----------    --------    -----    ----------   ----------    --------    -----
        Total expenses......   1,814,907    1,523,018     291,889     19.2     1,074,492    1,010,737      63,755      6.3
                              ----------   ----------    --------    -----    ----------   ----------    --------    -----
Income before income taxes,
  allocation to minority
  interests, income from
  investment in
  unconsolidated joint
  ventures, net gain on
  sales of real estate and
  extraordinary items.......     449,336      419,225      30,111      7.2       681,636      630,757      50,879      8.1
Income taxes................      (2,719)        (656)     (2,063)   314.5        (1,609)        (188)     (1,421)   755.9
Minority interests..........     (66,219)     (50,153)    (16,066)    32.0        (2,340)      (1,509)       (831)    55.1
Income from investment in
  unconsolidated joint
  ventures..................      56,251       13,824      42,427    306.9        13,591       10,651       2,940     27.6
Net gain on sales of real
  estate....................      36,013       59,661     (23,648)   (39.6)           --           --          --       --
Extraordinary items.........      (1,802)     (10,548)      8,746    (82.9)         (611)      (9,527)      8,916    (93.6)
                              ----------   ----------    --------    -----    ----------   ----------    --------    -----
Net income..................  $  470,860   $  431,353    $ 39,507      9.2%   $  690,667   $  630,184    $ 60,483      9.6%
                              ==========   ==========    ========    =====    ==========   ==========    ========    =====
Property revenues less
  property operating
  expenses before interest,
  depreciation and
  amortization, ground rent
  and general and
  administrative expense....  $1,463,151   $1,256,180    $206,971     16.5%   $1,151,257   $1,071,175    $ 80,082      7.5%
                              ==========   ==========    ========    =====    ==========   ==========    ========    =====
Deferred rental revenue.....  $   69,822   $   65,397    $  4,425      6.8%   $   51,506   $   56,428    $ (4,922)    (8.7)%
                              ==========   ==========    ========    =====    ==========   ==========    ========    =====
Lease termination fees......  $   19,542   $   15,877    $  3,665     23.1%   $   16,148   $   12,387    $  3,761     30.4%
                              ==========   ==========    ========    =====    ==========   ==========    ========    =====

Property Revenues

     The increase in property revenues in the Total Portfolio is primarily due to the properties acquired in the Cornerstone Merger in 2000. The increase in property revenues in the Core Portfolio resulted from an increase in rental rates partially offset by a decrease in occupancy. The weighted average occupancy of the Core Portfolio decreased from 95.3% at January 1, 1999 to 94.4% at December 31, 2000, mainly due to tenant rollover at various properties. Included in property revenues are lease termination fees. These fees relate to specific tenants who have paid a fee to terminate their lease obligations before the end of the contractual term of their lease. Although we have historically experienced similar levels of such termination fees, there is no way of predicting the timing or amounts of future lease termination fees.

Interest/Dividend Income

     Total Portfolio interest/dividend income increased primarily as a result of a $75 million investment in May 2000 in HQ Preferred Stock. The HQ Preferred Stock had an initial dividend rate of 13.5% per annum, which increases by 50 basis points each year through maturity in 2007. Interest/dividend income also increased as a result of a $73.9 million investment in September 1999 in a mezzanine-level debt position related to the SunAmerica Center office property. Our share of the face amount of the note is approximately $136.0 million, bears interest at 7.25% and matures August 31, 2014. We also earned interest from property disposition proceeds held in escrow accounts. The amounts in escrow will be utilized for property acquisitions or returned to us.

Interest Expense

     Total Portfolio interest expense increased from the prior period as a result of having a higher average outstanding debt balance as compared to the prior period, mainly as a result of the Cornerstone Merger, and an increase in the weighted average interest rate. In addition, the following additional statistics for each period for the Total Portfolio are as follows:

     - Total debt to total assets increased to 46.8% from 41.7%;

     - Interest coverage ratio (calculated as EBITDA divided by interest expense, including our share of interest expense of unconsolidated joint ventures) decreased to 2.7 times from 2.9 times; and

     - Weighted average interest rate increased to 7.5% from 7.2%.

     Core Portfolio interest expense decreased from the prior period due to the paydown of mortgage debt on certain Properties partially offset by the financing of Park Avenue Tower and 850 Third Avenue. Interest expense on unsecured notes and the lines of credit are not reflected in the Core Portfolio.

Depreciation and Amortization

     Total Portfolio depreciation and amortization expense increased from the prior period as a result of Properties acquired in the Cornerstone Merger and capital and tenant improvements made during the periods. Core Portfolio depreciation and amortization expense increased as a result of capital and tenant improvements made during the periods.

Property Operating Expenses

     Total Portfolio property operating expenses increased mainly as a result of the Cornerstone Merger in 2000. Core Portfolio property operating expenses increased mainly as a result of increases in real estate taxes and other operating expenses. Real estate taxes increased approximately $11.9 million due to higher property tax assessments. Other operating expenses increased approximately $21.7 million primarily due to higher repairs and maintenance costs, increased utility costs and an increase in expenses at certain properties that were under development.

General and Administrative Expenses

     General and administrative expenses increased due to an increase in the number of employees at the corporate office as a result of the establishment of new revenue-producing business groups and the hiring of additional personnel in other corporate groups, primarily the information technology group. In addition, general and administrative expenses increased as a result of hiring additional personnel due to the Cornerstone Merger, which was anticipated. Although general and administrative expenses are expected to increase along with any increase in the size of the portfolio, it is also anticipated that economies of scale will be realized with future growth, should it occur.

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

PROPERTY DISPOSITIONS

     Equity Office has disposed or partially disposed of the following office properties consisting of approximately 2.5 million square feet, industrial properties consisting of approximately 4.1 million square feet and parking facilities since January 1, 1999:

YEAR                     OFFICE PROPERTIES                      INDUSTRIAL PROPERTIES(1)       PARKING FACILITIES
----   ------------------------------------------------------  --------------------------  --------------------------
2001.. Warner Park Center                                      Nelson Business Center      Theatre District Parking
       Transpotomac Plazas 5(5)                                Vasco Business Center       203 N. LaSalle
       11 Canal Center Plaza                                   Marine Drive Distribution   Adams Wabash
       Port Plaza                                              Center I, II and III        Rand Tower Garage
       99 Canal Center Plaza                                   Kelley Point I & II
       Biltmore Apartments(2)                                  Wilsonville Business
       1600 Duke Street                                        Center I-IV
       Bank of America Plaza                                   158th Commerce Park
                                                               Columbia Commerce Park I
                                                               and IV
                                                               Striker Avenue
                                                               Airway Business Center
                                                               360 Industrial Court
                                                               363 Industrial Way
                                                               437 Industrial Way
2000.. Bank of America                                                                     15th & Sansom Street
       Tower(3)(5)                                                                         1602-34 Chancellor Garage
       Sarasota City Center                                                                1616 Sansom Street Garage
       Media Center(4)                                                                     Boston Harbor Garage
       Park Plaza                                                                          Capital Common Garage
       Agoura Hills Business Park                                                          Forbes and Allies
       Westlake Spectrum                                                                   Garage(6)
       Center I & II                                                                       Juniper/Locust Garage
       Westwood Business Centre                                                            Milwaukee Center Garage
       500 Marquette Building                                                              Riverfront Center
                                                                                           1111 Sansom Street Garage
1999.. Atrium Towers(5)            SunTrust Center(3)
       5100 Brookline              Promenade II(3)
       215 Fremont Street          Pasadena Towers(3)(5)
       One Columbus Building       Preston Commons(3)(5)
       10 and 30 South             Sterling Plaza(3)
       Wacker(3)(5)
       Bank One Center(3)(5)

---------------

(1) The industrial properties were all acquired in the Spieker Merger.

(2) Biltmore Apartments is a residential property which is part of the 177 Broad Street Office Property

(3) These Office Properties were partially sold. Equity Office accounts for its remaining interest in these Office Properties under the equity method of accounting.

(4) Media Center was a development site.

(5) Consists of two office properties.

(6) Consists of two parking facilities.

     Below is a summary of the results of operations of these properties through their respective disposition dates:

                                                        FOR THE YEAR ENDED DECEMBER 31,
                                                        --------------------------------
                                                          2001        2000       1999
                                                        ---------   --------   ---------
(DOLLARS IN THOUSANDS)
Property revenues.....................................  $ 37,787    $71,582    $266,619
Interest income.......................................        --        288         378
                                                        --------    -------    --------
          Total revenues..............................    37,787     71,870     266,997
                                                        --------    -------    --------
Interest expense......................................     2,390      2,718      13,970
Depreciation and amortization.........................     4,794     11,672      45,922
Property operating expenses...........................    10,991     22,596      87,982
Ground rent...........................................        --         --          50
General and administrative............................       355        156         150
                                                        --------    -------    --------
          Total expenses..............................    18,530     37,142     148,074
                                                        --------    -------    --------
Income before allocation to minority interests, net
  gain on sales of real estate and extraordinary
  items...............................................    19,257     34,728     118,923
Minority interest -- partially owned properties.......        --     (1,457)       (472)
Net gain on sales of real estate and extraordinary
  items...............................................    80,930     35,749      58,869
                                                        --------    -------    --------
Net income............................................  $100,187    $69,020    $177,320
                                                        ========    =======    ========
Property revenues less property operating expenses
  before interest, depreciation and amortization,
  ground rent and general and administrative
  expense.............................................  $ 26,796    $48,986    $178,637
                                                        ========    =======    ========

LIQUIDITY AND CAPITAL RESOURCES

LIQUIDITY

     Net cash flow from operations represents the primary source of liquidity to fund distributions, debt service, capital improvements and non-revenue enhancing tenant improvements. We expect that our line of credit will provide for funding of working capital and revenue enhancing tenant improvements, unanticipated cash needs as well as acquisitions and development costs. Our net cash flow from operations is dependent upon the occupancy level of our properties, the collectibility of rent from our tenants, the level of operating and other expenses, and other factors. Material changes in these factors may adversely affect our net cash flow from operations. Such changes, in turn, would adversely affect our ability to fund distributions, debt service, capital improvements and non-revenue enhancing tenant improvements. In addition, a material adverse change in our net cash flow from operations may affect the financial performance covenants under our line of credit and unsecured notes. If we fail to meet any of our financial performance covenants our line of credit may become unavailable to us, or the interest charged on the line of credit may increase. Either of these circumstances could adversely affect our ability to fund working capital and revenue enhancing tenant improvements, unanticipated cash needs, acquisitions and development costs. In order to qualify as a REIT for federal income tax purposes, we must distribute at least 90% of our REIT taxable income (excluding capital gains). Accordingly, we currently intend to continue to make regular quarterly distributions to holders of Common Shares and preferred shares. Subject to the foregoing, we have established quarterly distribution rates which, if annualized, would be as follows:

                                                              ANNUALIZED DISTRIBUTION
SECURITY                                                             PER SHARE
--------                                                      -----------------------
Common Shares...............................................         $   2.00
Preferred Shares Series:
  A.........................................................         $  2.245
  B.........................................................         $  2.625
  C.........................................................         $2.15625
  E.........................................................         $1.96875
  F.........................................................         $   2.00

     Since our anticipated distributions will not allow us to retain sufficient cash to repay all of our debt as it comes due using only cash from operations, we will be required to repay maturing debt with proceeds from debt and / or equity offerings. There can be no assurance that such financing will be available on acceptable terms or at all.

CONTRACTUAL OBLIGATIONS

          As of December 31, 2001, we were subject to the following contractual payment obligations:

                                                 PAYMENTS DUE BY PERIOD
                          --------------------------------------------------------------------
                                         LESS THAN                                    AFTER
CONTRACTUAL OBLIGATIONS:     TOTAL        1 YEAR      1 - 3 YEARS    4 - 5 YEARS     5 YEARS
------------------------  -----------    ---------    -----------    -----------    ----------
                                                 (DOLLARS IN THOUSANDS)
Long-term debt:
  Mortgage debt.......    $ 2,662,099    $129,523     $  650,070     $  926,000     $  956,506
  Unsecured notes.....      9,076,500     560,000      1,580,000      1,325,000      5,611,500
  Line of credit......        244,300          --        244,300             --             --
Share of mortgage debt
  of unconsolidated
  joint ventures......        848,944     113,737        149,667        570,433         15,107
Operating leases (ground
  leases).............      1,092,007      18,954         35,443         31,958      1,005,652
                          -----------    --------     ----------     ----------     ----------
Total Contractual
  Obligations.........    $13,923,850    $822,214     $2,659,480     $2,853,391     $7,588,765
                          ===========    ========     ==========     ==========     ==========

COMMITMENTS

     In accordance with the agreement governing the investment in Wright Runstad Associates Limited Partnership ("WRALP"), Equity Office agreed, for a period generally continuing until December 31, 2007, to make available to WRALP up to $20.0 million in additional financing or credit support for future development. As of December 31, 2001, no amounts have been funded pursuant to this agreement. However, Equity Office has guaranteed WRALP's current line of credit, which has an outstanding balance of approximately $13.5 million as of December 31, 2001.

     We have agreed to loan amounts in connection with certain development projects as described in "Developments" subfootnote (c) later in this section.

DEBT FINANCING

     The table below summarizes our mortgage debt, unsecured notes and line of credit indebtedness at December 31, 2001 and 2000, including a net unamortized discount on mortgage debt of $(11.8) million and $(17.8) million, respectively, and a net unamortized premium/(discount) on unsecured notes of $17.5 million and $(3.8) million, respectively, recorded in connection with property acquisitions, mergers and the issuance of unsecured notes.

                                                                    DECEMBER 31,
                                                              ------------------------
                                                                 2001          2000
(DOLLARS IN THOUSANDS)                                        -----------   ----------
Balance
  Fixed rate................................................  $10,891,325   $8,618,517
  Variable rate(1)..........................................    1,097,300      184,477
                                                              -----------   ----------
     Total..................................................  $11,988,625   $8,802,994
                                                              ===========   ==========
Percent of total debt:
  Fixed rate................................................        90.8%        97.9%
  Variable rate(1)..........................................         9.2%         2.1%
                                                              -----------   ----------
     Total..................................................       100.0%       100.0%
                                                              ===========   ==========
Effective interest rate at end of period:
  Fixed rate................................................         7.4%         7.5%
  Variable rate(1)(2).......................................         3.3%         7.7%
                                                              -----------   ----------
     Effective interest rate................................         7.0%         7.5%
                                                              ===========   ==========

---------------

(1) The variable rate debt as of December 31, 2001 includes $817 million of fixed rate unsecured notes that were converted to a variable rate based on various spreads over LIBOR through several interest rate swap agreements.
(2) The variable rate debt bears interest at a rate based on various spreads over LIBOR.

Mortgage Debt

     As of December 31, 2001, total mortgage debt (excluding our share of unconsolidated debt of approximately $848.9 million) consisted of approximately $2.6 billion of fixed rate debt with a weighted average interest rate of approximately 7.7% and $36.0 million of variable rate debt based on LIBOR plus 55 basis points (as of December 31, 2001, the variable rate was approximately 2.6%). Our mortgage debt at December 31, 2001 will mature as follows:

(DOLLARS IN THOUSANDS)
YEAR
2002........................................................   $  129,523
2003........................................................      202,518
2004........................................................      447,552
2005........................................................      583,372
2006........................................................      342,628
Thereafter..................................................      956,506
                                                               ----------
Subtotal....................................................    2,662,099
Net discount (net of accumulated amortization of
  approximately ($5.3) million).............................      (11,761)
                                                               ----------
          Total.............................................   $2,650,338
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

Line of Credit

     EOP Partnership has a $1.0 billion revolving credit facility that was obtained in May 2000. The line of credit bears interest at LIBOR plus 60 basis points and matures on June 19, 2003. There is also an annual facility fee of $2.0 million payable quarterly. In addition, a competitive bid option, whereby the lenders participating in the credit facility bid on the interest to be charged, is available for up to $350 million of the borrowings under the credit facility. We have guaranteed outstanding obligations under the line of credit.

Term Loan Facility

     Prior to the closing of the Spieker Merger on July 2, 2001, EOP Partnership obtained a $1.0 billion bridge term facility to finance a portion of the cash portion of the purchase price of the Spieker Merger. This $1.0 billion bridge term facility had a term of 364 days and an interest rate based on LIBOR plus 80 basis points. The $1.0 billion bridge loan facility was repaid and terminated on July 18, 2001 with proceeds from a $1.4 billion unsecured notes offering.

Unsecured Notes

     Unsecured notes increased to approximately $9.1 billion at December 31, 2001 compared to approximately $5.8 billion at December 31, 2000, as a result of approximately $1.9 billion of unsecured notes of

Spieker Partnership assumed in the Spieker Merger and $1.4 billion of unsecured notes issued by EOP Partnership. The table below summarizes the unsecured notes outstanding as of December 31, 2001:

                                                      COUPON/   ALL - IN
                                                      STATED    EFFECTIVE      FACE      MATURITY
ORIGINAL TERM (IN YEARS)                               RATE      RATE(A)      AMOUNT       DATE
------------------------                              -------   ---------   ----------   --------
                                                                (DOLLARS IN THOUSANDS)
FIXED INTEREST RATE:
3(b)................................................   6.38%      6.62%     $  200,000    1/15/02
4(b)................................................   6.38%      6.30%        250,000    2/15/02
7...................................................   6.95%      5.37%        110,000   12/15/02
5...................................................   6.38%      6.76%        300,000    2/15/03
3...................................................   7.38%      7.55%        400,000   11/15/03
5...................................................   6.50%      6.71%        300,000    1/15/04
5...................................................   6.80%      6.10%        200,000    5/01/04
7...................................................   7.24%      7.26%         30,000    9/01/04
9...................................................   6.90%      6.27%        100,000   12/15/04
8...................................................   6.88%      6.40%        125,000    2/01/05
7...................................................   6.63%      5.89%        100,000    2/15/05
7...................................................   8.00%      6.49%        100,000    7/19/05
8...................................................   7.36%      7.69%         50,000     9/1/05
6...................................................   8.38%      8.59%        500,000    3/15/06
9...................................................   7.44%      7.74%         50,000     9/1/06
10..................................................   7.13%      6.74%        100,000    12/1/06
9...................................................   7.00%      6.80%          1,500    2/02/07
9...................................................   6.88%      6.83%         25,000    4/30/07
9...................................................   6.76%      6.76%        300,000    6/15/07
10..................................................   7.41%      7.70%         50,000    9/01/07
7...................................................   7.75%      7.91%        600,000   11/15/07
10..................................................   6.75%      6.97%        150,000    1/15/08
10..................................................   6.75%      7.01%        300,000    2/15/08
8(c)................................................   7.25%      7.64%        325,000   11/15/08
10..................................................   6.80%      6.94%        500,000    1/15/09
10..................................................   7.25%      7.14%        200,000    5/01/09
11..................................................   7.13%      6.97%        150,000    7/01/09
10..................................................   8.10%      8.22%        360,000    8/01/10
10..................................................   7.65%      7.20%        200,000   12/15/10
10..................................................   7.00%      6.86%        833,000    7/15/11
20..................................................   7.88%      8.08%         25,000   12/01/16
20..................................................   7.35%      8.08%        200,000   12/01/17
20..................................................   7.25%      7.54%        250,000    2/15/18
30..................................................   7.50%      8.24%        150,000   10/01/27
30..................................................   7.25%      7.31%        225,000    6/15/28
30..................................................   7.50%      7.55%        200,000    4/19/29
30..................................................   7.88%      7.94%        300,000    7/15/31
                                                       ----       ----      ----------
  Weighted Average/Subtotal.........................   7.22%      7.25%      8,259,500
                                                       ----       ----      ----------
VARIABLE-INTEREST RATE(d):
6...................................................   6.50%      4.44%        150,000    6/15/04
6...................................................   6.50%      4.41%        100,000    6/15/04
7...................................................   6.63%      3.41%        300,000    2/15/05
10..................................................   7.00%      2.62%        267,000    7/15/11
                                                       ----       ----      ----------
     Weighted Average/Subtotal......................   6.71%      3.46%        817,000
                                                       ----       ----      ----------
     Weighted Average/Subtotal......................   7.17%      6.91%      9,076,500
                                                       ====       ====
Net premium (net of accumulated amortization of
  approximately $3.0 million).......................                            17,487
                                                                            ----------
     Total..........................................                        $9,093,987
                                                                            ==========

---------------

(a) Includes the cost of terminated interest rate protection and swap agreements, offering and transaction costs and premiums and discounts on certain unsecured notes.
(b) These notes were repaid upon maturity. In February 2002, EOP Partnership issued $500 million of unsecured notes due February 2012. The coupon interest rate of the notes is 6.75% per annum with interest payable semiannually. The effective interest rate, which includes amortization of the discount and other offering costs, is approximately 7.0%. Total cash proceeds, net of selling commissions and other expenses, were approximately $235.9 million. Approximately $260.0 million of the aggregate principal amount of the notes was exchanged for $250 million of the aggregate principal amount of EOP Partnership's outstanding 6.376% MandatOry Par Put Remarketed Securities(SM) due February 15, 2012, which were subject to mandatory redemption and a remarketing agreement. The remaining net proceeds were used to repay the line of credit and for general business purposes, including working capital.
(c) The notes are exchangeable into Common Shares at an exchange rate of $34.00 per share. If the closing price at the time a holder exercises its exchange right is less than the exchange price of $34.00, the holder will receive, in lieu of Common Shares, cash in an amount equal to 97% of the product of the number of Common Shares into which the principal amount of notes subject to such exercise would otherwise be exchangeable and the current market price per Common Share.
(d) As of December 31, 2001, $817 million of unsecured notes were converted to a variable interest rate based on a spread over the 6-month LIBOR rate through several interest rate swap arrangements.

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

     EOP Partnership and Equity Office subsequently filed a shelf registration statement, which was declared effective by the SEC on July 19, 2001, relating to the issuance from time to time of up to an additional $3.0 billion of unsecured debt securities of EOP Partnership and warrants exercisable for debt securities in amounts, at initial prices and on terms to be determined at the time of the offering, plus up to $4.0 billion of guarantees by Equity Office. The $1.0 billion unused portion of the August 2000 registration statement was also added to the June 2001 registration statement. In July 2001, EOP Partnership issued $1.4 billion of unsecured notes under this registration statement, all of which were guaranteed by Equity Office. In February 2002, EOP Partnership issued an additional $500 million of unsecured notes under this registration statement, all of which were also guaranteed by Equity Office. As a result of these issuances, $2.1 billion of unsecured debt securities and related guarantees remain available for issuance under the June 2001 shelf registration statement.

Restrictions and Covenants under Unsecured Indebtedness

     Agreements or instruments relating to our unsecured notes and line of credit contain certain financial restrictions and requirements described below. As of December 31, 2001, we were in compliance with each of these financial restrictions and requirements.

     Set forth below are the financial restrictions and requirements to which we are subject under our line of credit agreement:

     - total liabilities to total asset value may not exceed 0.55:1 at any time;

     - EBITDA to interest expense may not be less than 2.00:1;

     - cash flow to fixed charges may not be less than 1.5:1;

     - secured debt to total asset value may not exceed 0.40:1;

     - unsecured debt to unencumbered asset value may not exceed 0.55:1;

     - unencumbered net operating income to unsecured debt service may not be less than 2.0:1;

     - consolidated tangible net worth may not be less than the sum of $7.8 billion and 70% of all net offering proceeds received by Equity Office or EOP Partnership after February 29, 2000;

     - we may not pay any distributions on Common Shares and Units in excess of 90% of annual FFO; and

     - our investments in unimproved assets, interest in taxable REIT subsidiaries, developments, unconsolidated joint ventures, mortgages and securities, in the aggregate, may not exceed 25% of our total asset value.

     Set forth below are the financial restrictions and requirements to which we are subject under our unsecured note indentures:

     - debt to adjusted total assets may not exceed 0.60:1;

     - secured debt to adjusted total assets may not exceed 0.40:1;

     - consolidated income available for debt service to annual debt service charge may not be less than 1.50:1; and

     - total unencumbered assets to unsecured debt may not be less than 1.50:1.

EQUITY SECURITIES

     A summary of the activity of our Common Shares, redeemable common shares, and EOP Partnership's Units (exclusive of Units owned by us) during the year ended 2001 is as follows:

                                                  REDEEMABLE
                                 COMMON SHARES   COMMON SHARES     UNITS         TOTAL
                                 -------------   -------------   ----------   -----------
Outstanding at December 31,
  2000.........................   305,248,752      1,717,844     42,060,891   349,027,487
  Issued in the Spieker Merger
     and other acquisitions....   101,520,398             --     16,756,144   118,276,542
  Share options exercised......     3,282,003             --             --     3,282,003
  Units redeemed for Common
     Shares....................     2,172,016             --     (2,172,016)           --
  Units redeemed for cash......            --             --        (40,888)      (40,888)
  Units retired................            --             --       (113,829)     (113,829)
  Conversion of redeemable
     Common Shares.............     1,717,844     (1,717,844)            --            --
  Restricted shares and share
     awards issued/cancelled,
     net.......................       558,666             --             --       558,666
  Issued through the Dividend
     Reinvestment Program......        34,989             --             --        34,989
  Conversion of Series B
     Preferred Shares into
     Common Shares.............        14,005             --             --        14,005
                                  -----------     ----------     ----------   -----------
Outstanding at December 31,
  2001.........................   414,548,673             --     56,490,302   471,038,975
                                  ===========     ==========     ==========   ===========

     In connection with the Spieker Merger, Equity Office issued on July 2, 2001, three new series of preferred shares. A total of 4,250,000 9.45% series D preferred shares, 6,000,000 7.875% series E preferred shares and 4,000,000 8.0% series F preferred shares were issued. In November 2001, Equity Office redeemed all of the 4,250,000 outstanding series D preferred shares for an aggregate redemption price of approximately $107.4 million.

CASH FLOWS

     The following summary discussion of our cash flows is based on the consolidated statements of cash flows in "Item 8. -- Financial Statements and Supplementary Data" and is not meant to be an all-inclusive discussion of the changes in our cash flows for the periods presented below.

YEARS ENDED DECEMBER 31, 2001 AND 2000

     Cash and cash equivalents increased by approximately $7.9 million to approximately $61.1 million at December 31, 2001, compared to $53.3 million at December 31, 2000. This increase was the net result of the receipt of approximately $1,241.6 million from operating activities, approximately $1,348.2 million used for investing activities (consisting primarily of approximately $1,077.0 million used for the acquisition of Spieker and approximately $437.7 million used for capital and tenant improvements and lease acquisition costs) and approximately $114.5 million from financing activities.

YEARS ENDED DECEMBER 31, 2000 AND 1999

     Cash and cash equivalents increased by approximately $50.9 million to approximately $53.3 million at December 31, 2000, compared to $2.3 million at December 31, 1999. This increase was the net result of the receipt of approximately $907.3 million from operating activities, approximately $1,311.8 million used for investing activities (consisting primarily of approximately $1,159.4 million used for the acquisition of Cornerstone and approximately $373.2 million used for capital and tenant improvements and lease acquisition costs) and approximately $455.4 million from financing activities.

MARKET RISK

QUALITATIVE INFORMATION ABOUT MARKET RISK

     Our future earnings, cash flows and fair values relevant to financial instruments are dependent upon prevalent market rates for those financial instruments. Market risk is the risk of loss from adverse changes in market prices and interest rates. We manage our market risk by matching projected cash inflows from operating, investing and financing activities with projected cash outflows to fund debt service, acquisitions, capital expenditures, distributions to shareholders and other cash requirements. The majority of our outstanding debt obligations (maturing at various times through 2031) have fixed interest rates which limit the risk of fluctuating interest rates. We utilize certain derivative financial instruments at times to further reduce interest rate risk. Interest rate protection and swap agreements are used to convert some variable rate debt to a fixed rate basis, fixed rate debt to a variable rate basis, or to hedge anticipated financing transactions. Derivatives are used for hedging purposes rather than speculation. We do not enter into financial instruments for trading purposes.

QUANTITATIVE INFORMATION ABOUT MARKET RISK

General

     Interest and market risk amounts were determined by considering the impact of hypothetical interest rates and equity prices and equity prices on our financial instruments. These analyses do not consider the effect of the reduced level of overall economic activity that could exist in such an environment. Further, in the event of a change of such magnitude, management would likely take actions to further mitigate its exposure to the change. However, due to the uncertainty of the specific actions that would be taken and their possible effects, these analyses assume no changes in our financial structure.

Interest Rate Risk -- Debt

     As of December 31, 2001, total outstanding debt was approximately $12.0 billion, of which approximately $1,097.3 million (which includes $817 million of unsecured notes effectively converted to a variable rate through interest rate swaps), or 9.2%, was variable rate debt. If market rates of interest on the variable rate debt increase by 10% (or approximately 20 basis points), the increase in interest expense on the variable rate debt would decrease future earnings and cash flows by approximately $2.2 million annually. If market rates of interest increase by 10%, the fair value of the total outstanding debt would decrease by approximately $272 million. If market rates of interest on the variable rate debt decrease by 10% (or approximately 20 basis points), the decrease in interest expense on the variable rate debt would increase future earnings and cash flows by approximately $2.2 million annually. If market rates of interest decrease by 10%, the fair value of the total outstanding debt would increase by approximately $292 million.

     As of December 31, 2000, total outstanding debt was approximately $8.8 billion, of which approximately $184.5 million, or 2.1%, was variable rate debt. If market rates of interest on the variable rate debt increased by 10% (or approximately 76 basis points), the increase in interest expense on the variable rate debt would have decreased future earnings and cash flows by approximately $1.4 million annually. If market rates of interest increased by 10%, the fair value of the total outstanding debt would have decreased by approximately $84 million. If market rates of interest on the variable rate debt decreased by 10% (or approximately 76 basis points), the decrease in interest expense on the variable rate debt would have increased future earnings and cash flows by approximately $1.4 million annually. If market rates of interest decreased by 10%, the fair value of the total outstanding debt would have increased by approximately $86 million.

Interest Rate Risk -- Derivatives

     During the year ended December 31, 2001, we entered into interest rate swap agreements to hedge certain unsecured notes as summarized below. In each case, we are the variable rate payer and the counterparty is the fixed rate payer. The variable interest rate is based on various spreads over LIBOR. The settlement dates correspond to the interest payment dates of the respective unsecured notes being hedged. Each of the interest rate swap agreements terminate on the maturity date of the respective unsecured notes being hedged.

                                                          MATURITY DATE
                  AMOUNT      ESTIMATED       FIXED       OF UNSECURED
DATE              HEDGED      VALUE(1)    INTEREST RATE    NOTES/SWAPS
----           ------------   ---------   -------------   -------------
                        (DOLLARS IN THOUSANDS)
June 2001      $400 million         --        6.63%                 (2)
July 2001      $500 million         --         7.0%                 (3)
October 2001   $100 million    $(1,320)        6.5%          6/15/04
October 2001   $150 million    $(2,105)        6.5%          6/15/04
October 2001   $300 million    $(6,043)       6.63%          2/15/05
December 2001  $267 million    $ 1,351         7.0%                 (4)

---------------
(1) Values are as of December 31, 2001, and may fluctuate based on market interest rates.

(2) In September 2001, EOP Partnership terminated the interest rate swap agreement on these notes. The total proceeds as a result of the termination that were recorded as additional premium on the $400 million of unsecured notes were approximately $15.8 million. This amount is being amortized over the remaining term of the unsecured notes.

(3) In September 2001, EOP Partnership terminated the interest rate swap agreement on these notes. The total proceeds as a result of the termination that were recorded as additional premium on the $1.1 billion unsecured notes were approximately $31.6 million.

(4) In February 2002, EOP Partnership terminated the interest rate swap agreement on these notes. The total proceeds as a result of the termination that were recorded as additional premium on the $1.1 billion unsecured notes were approximately $3.2 million.

     In accordance with FAS 133 Accounting for Derivative Instruments and Hedging Activities, the above interest rate swap agreements and the respective unsecured notes are reflected at market value. Any market adjustment on the swap agreements will be reflected in other assets or other liabilities, and the corresponding market adjustment on the unsecured notes will be reflected as either a discount or premium on unsecured notes. Because the swap agreements are considered a perfectly effective fair value hedge, there will be no effect on net income from the mark to market adjustments.

Market Rate Risk

     In August 2001, we had put option agreements outstanding in connection with the acquisition of certain properties in 1997. We paid approximately $1.4 million in settlement of this put option. We previously recognized approximately $4.1 million as a total potential payment for the put option exercise between the period from August 1999 to August 2000. The difference of approximately $2.7 million between the $4.1 million previously recognized and the $1.4 million actually paid was recognized as a put option settlement during the third quarter 2001.

     During 2001, we recorded a permanent impairment on our investment in marketable securities and reduced the carrying value to a nominal amount, which approximates the current market value. A 10% increase or decrease in the market price of these securities would increase or decrease our investment in these securities by approximately $0.01 million. Changes in the market prices of these securities are required to be reflected as a corresponding adjustment to accumulated other comprehensive income. At December 31, 2001 and 2000, we had an unrealized holding loss on these investments totaling approximately $0.1 million and $28.3 million, which is reflected as accumulated other comprehensive (loss). There will be no impact on earnings or cash flows from market price fluctuations unless we dispose of these investments or write-down the investments upon the determination that these investments have suffered a permanent impairment.

CAPITAL IMPROVEMENTS, TENANT IMPROVEMENTS AND LEASING COMMISSIONS

CAPITAL IMPROVEMENTS

     Significant renovations and improvements which improve or extend the useful life of our Properties are capitalized. We categorize these capital expenditures as follows:

          - Capital Improvements -- improvements that enhance the value of the property such as lobby renovations, roof replacement, significant renovations for Americans with Disabilities Act compliance, chiller replacement, elevator upgrades; and

          - Development and Redevelopment Costs -- include costs associated with the development or redevelopment of a property including tenant improvements, leasing commissions, capitalized interest and operating costs incurred during completion of the property and incurred while the property is made ready for its intended use.

TENANT IMPROVEMENTS AND LEASING COMMISSIONS

     Costs related to the renovation, alteration or build-out of existing second-generation space, as well as related leasing commissions, are capitalized. These tenant improvements may include, but are not limited to, floor coverings, ceilings, walls, HVAC, mechanical, electrical, plumbing and fire protection systems. We categorize tenant improvements and leasing commissions as follows:

          - Revenue enhancing -- costs incurred on space which is vacant at the time of acquisition or has been vacant for nine months or more; and

          - Non-revenue enhancing -- costs incurred in connection with the renewal or retenanting of currently leased space to maintain the revenue being generated by such space.

COST OF IMPROVEMENTS

     The table below details the costs incurred for each type of improvement. These costs exclude similar costs incurred at unconsolidated joint ventures.

                                                           FOR THE YEARS ENDED DECEMBER 31,
                                                          -----------------------------------
                                                            2001         2000         1999
                                                          ---------    ---------    ---------
                                                           (DOLLARS IN THOUSANDS, EXCEPT PER
                                                                 SQUARE FOOT AMOUNTS)
CAPITAL IMPROVEMENTS:
  Capital improvements................................    $ 67,536     $ 47,858     $ 70,836
  Development and redevelopment costs.................     159,084      132,509      145,998
                                                          --------     --------     --------
Total capital improvements............................    $226,620     $180,367     $216,834
                                                          ========     ========     ========

     The amounts shown below represent the total tenant improvement and leasing commissions for leases which commenced during the period, regardless of when such costs were actually paid, which is a more useful measure of the total tenant improvement and leasing commission costs for the periods presented.

TENANT IMPROVEMENTS AND LEASING COMMISSIONS:

Revenue enhancing......................................    $ 24,574    $ 42,106    $25,983
                                                           ========    ========    =======
Per square foot leased.................................    $  21.24    $  27.80    $ 22.21
                                                           ========    ========    =======
Non-revenue enhancing:
  Non-revenue enhancing -- renewals....................    $ 34,729    $ 33,739    $34,347
  Per square foot leased...............................    $   6.71    $   6.18    $  7.94
  Non-revenue enhancing -- retenanted..................    $102,381    $ 84,009    $55,168
  Per square foot leased...............................    $  15.90    $  13.48    $ 14.81
                                                           --------    --------    -------
Total non-revenue enhancing............................    $137,110    $117,748    $89,515
                                                           ========    ========    =======
Per square foot leased.................................    $  11.80    $  10.07    $ 11.12
                                                           ========    ========    =======

     The above information includes actual capital improvements incurred and tenant improvements and leasing commissions for leases which commenced during the year for the years ended 2001, 2000 and 1999. The amounts included in the consolidated statements of cash flows represent the cash expenditures made during each of these years. The differences between these amounts represent timing differences between the lease commencement dates and the actual cash expenditures as well as expenditures for corporate furniture, fixtures and equipment, software, leasehold improvements and other. The reconciliation between the amounts above and the amounts disclosed in the consolidated statements of cash flows is as follows:

                                                          FOR THE YEARS ENDED DECEMBER 31,
                                                          --------------------------------
                                                            2001        2000        1999
                                                          --------    --------    --------
                                                               (DOLLARS IN THOUSANDS)
Total capital improvements, tenant improvements and
  leasing commissions.................................    $388,304    $340,221    $332,332
Timing differences....................................      15,106      12,219       4,807
Expenditures for corporate furniture, fixtures and
  equipment, software, leasehold improvements and
  other...............................................      34,294      20,711      15,422
                                                          --------    --------    --------
Total capital improvements, tenant improvements and
  leasing commissions on the consolidated statements
  of cash flows.......................................    $437,704    $373,151    $352,561
                                                          ========    ========    ========

     The table below details our share of the costs incurred for each type of improvement for unconsolidated joint ventures:

                                                            FOR THE YEARS ENDED DECEMBER 31,
                                                            ---------------------------------
                                                              2001         2000        1999
                                                            ---------    --------    --------
                                                            (DOLLARS IN THOUSANDS, EXCEPT PER
                                                                  SQUARE FOOT AMOUNTS)
CAPITAL IMPROVEMENTS:
  Capital improvements..................................    $  4,577     $ 4,736     $ 2,383
                                                            ========     =======     =======
  Development and redevelopment costs...................    $105,370     $77,789     $78,396
                                                            ========     =======     =======
TENANT IMPROVEMENTS AND LEASING COMMISSIONS:
  Revenue enhancing.....................................    $  1,250     $ 1,267     $   449
                                                            ========     =======     =======
  Per square foot leased................................    $  25.77     $ 21.98     $ 50.36
                                                            ========     =======     =======
  Non-revenue enhancing:
     Non-revenue enhancing -- renewals..................    $  1,398     $ 1,682     $    29
     Per square foot leased.............................    $   5.42     $  4.87     $  5.14
     Non-revenue enhancing -- retenanted................    $  4,047     $ 8,376     $   782
     Per square foot leased.............................    $  11.41     $ 21.99     $ 30.24
                                                            --------     -------     -------
  Total non-revenue enhancing...........................    $  5,445     $10,058     $   811
                                                            ========     =======     =======
  Per square foot leased................................    $   8.89     $ 13.85     $ 25.78
                                                            ========     =======     =======

DEVELOPMENTS

     We currently own directly and through joint ventures several properties in various stages of development or pre-development. These developments are funded with proceeds from working capital and the line of credit. Specifically identifiable direct acquisition, development and construction costs are capitalized, including, where applicable, salaries and related costs, real estate taxes and interest essential to the development of a property. The properties under development and all figures stated below are as of December 31, 2001.

CONSOLIDATED DEVELOPMENTS:

                             ESTIMATED
                              PLACED
                            IN SERVICE                          NUMBER OF    SQUARE
                              DATE(A)            LOCATION       BUILDINGS     FEET
                         -----------------   -----------------  ---------   ---------
                                            (DOLLARS IN THOUSANDS)
WHOLLY-OWNED
-----------------------
Tower at Shores
 Center................       4Q/2001        Redwood Shores,        2         334,800
                                             CA
EJ Randolph II.........       2Q/2002        McLean, VA             1         122,000
                                                                   --       ---------
                                                                    3         456,800
                                                                   --       ---------
JOINT VENTURE
-----------------------
Water's Edge Phase
 I(b)..................       3Q/2002        Los Angeles, CA        2         261,000
                                                                   --       ---------
                                                                    2         261,000
                                                                   --       ---------

                                   EQUITY OFFICE'S
                         ------------------------------------
                         EFFECTIVE                                TOTAL
                         OWNERSHIP       COSTS        TOTAL      PROJECT     CURRENT
                         PERCENTAGE    INCURRED     ESTIMATED   ESTIMATED   PERCENTAGE
                            (A)           (A)       COSTS(A)    COSTS(A)      LEASED
                         ----------   -----------   ---------   ---------   ----------
                                            (DOLLARS IN THOUSANDS)
WHOLLY-OWNED
-----------------------
Tower at Shores
 Center................      100%      $105,488     $116,500    $116,500        30%
EJ Randolph II.........      100%        24,903       35,700      35,700       100%
                                       --------     --------    --------       ---
                                        130,391      152,200     152,200        49%
                                       --------     --------    --------       ---
JOINT VENTURE
-----------------------
Water's Edge Phase
 I(b)..................     87.5%        32,473       74,300      76,500         0%
                                       --------     --------    --------       ---
                                         32,473       74,300      76,500         0%
                                       --------     --------    --------       ---

UNCONSOLIDATED DEVELOPMENTS:

                             ESTIMATED
                              PLACED
WILSON/EQUITY OFFICE        IN SERVICE                          NUMBER OF    SQUARE
DEVELOPMENTS(C)               DATE(A)            LOCATION       BUILDINGS     FEET
--------------------     -----------------   -----------------  ---------   ---------
                                            (DOLLARS IN THOUSANDS)
San Rafael Corporate
 Center................       4Q/2001        San Rafael, CA         2         157,700
Foundry Square I, II
 and IV (f/k/a First
 and Howard)(d)........  3Q/2002 - 3Q/2003   San Francisco, CA      3       1,062,700
Ferry Building(e)......       3Q/2002        San Francisco, CA      1         242,000
Concar(f)..............       4Q/2002        San Mateo, CA          2         207,000
                                                                   --       ---------
                                                                    8       1,669,400
                                                                   --       ---------
GRAND TOTAL/WEIGHTED AVERAGE..................................     13       2,387,200
                                                                   ==       =========

                                   EQUITY OFFICE'S
                         ------------------------------------
                         EFFECTIVE                                TOTAL
                         OWNERSHIP       COSTS        TOTAL      PROJECT     CURRENT
WILSON/EQUITY OFFICE     PERCENTAGE    INCURRED     ESTIMATED   ESTIMATED   PERCENTAGE
DEVELOPMENTS(C)             (A)           (A)       COSTS(A)    COSTS(A)      LEASED
--------------------     ----------   -----------   ---------   ---------   ----------
                                            (DOLLARS IN THOUSANDS)
San Rafael Corporate
 Center................      80%         34,657       48,100      60,100         5%
Foundry Square I, II
 and IV (f/k/a First
 and Howard)(d)........        (d)       83,895      223,000     372,200        50%
Ferry Building(e)......        (e)       29,921       60,900      99,900         0%
Concar(f)..............      80%         17,469       55,200      68,500        99%
                                       --------     --------    --------       ---
                                        165,942      387,200     600,700        45%
                                       --------     --------    --------       ---
GRAND TOTAL/WEIGHTED AV                $328,806     $613,700    $829,400        41%
                                       ========     ========    ========       ===

BALANCE SHEET RECONCILIATION OF DEVELOPMENTS:
Consolidated developments -- costs incurred as reflected
  above:
  Wholly-owned..............................................  $130,391
  Joint venture.............................................    32,473
Minority interests portion of consolidated developments.....     2,133
                                                              --------
Total developments in process on the consolidated balance
  sheet.....................................................  $164,997
                                                              ========

---------------

(a) The "Estimated Placed in Service Date" represents the date the certificate of occupancy was or is currently anticipated to be obtained. Subsequent to obtaining the certificate of occupancy, the property is expected to undergo a lease-up period.

    For consolidated developments, the "Costs Incurred" and the "Total Estimated Costs" are based on our "Effective Ownership Percentages." The "Total Project Estimated Costs" represent 100% of the estimated costs including any unaffiliated party's portion.

    For unconsolidated developments, the "Effective Ownership Percentage" represents our direct interest in the development and our 49.9% interest in Wilson/Equity Office ("W/EO"). Equity Office's "Costs Incurred" and "Total Estimated Costs" are based on our "Effective Ownership Percentage." The "Total

    Project Estimated Costs" represent 100% of the estimated costs, including ours, Wilson Investors' ("WI") and any unaffiliated party's portions.

    The "Total Estimated Costs" and the "Total Project Estimated Costs" are subject to change upon, or prior to, the completion of the development and include amounts required to lease the property.

(b) A third party and we have entered into a joint venture agreement for the purpose of developing, constructing, leasing and managing Water's Edge Phase I and a potential Phase II development. The total cost for the development of Phase I and land acquisition of Phase II is approximately $91.0 million, which includes $14.5 million allocated to the cost of the Phase II land parcel. We plan to fund approximately $74.3 million of the Phase I total development costs, which consists of our 87.5% of the equity component, and the balance in the form of preferred equity.

(c) WI and we entered into a joint venture agreement to form W/EO for the purpose of developing, constructing, leasing and managing developments in northern California. W/EO is owned 49.9% by us and 50.1% by WI. William Wilson III, a trustee of Equity Office, through his ownership of WI, owns approximately 22% of W/EO (and approximately 30% of any promote to which WI is entitled under the joint venture agreement). We have agreed to loan up to $25.0 million to WI for its required contribution to W/EO at a 15% return per annum. The current outstanding balance of this loan as of December 31, 2001 is approximately $12.0 million of principal and $2.0 million of accrued interest.

    We have created or anticipates creating joint ventures with W/EO and, in certain cases, unaffiliated third parties for the development of various office properties. The costs for these developments are expected to be funded by us and W/EO in a 60%/40% ratio and in some cases by third parties as described within each development's respective operating agreement. The Board of Trustees has also authorized us to negotiate and enter into an agreement with W/EO providing for the extension of first mortgage financing to the ownership entities of each of these developments at the greater of 6.5% or LIBOR plus 3.25%, generally maturing 36 months after initial funding (or earlier at our option in the event alternative financing sources are available on terms reasonably acceptable to WI and any unaffiliated investors). The aggregate amount of any such financing would generally be capped at 70% of budgeted construction costs. In accordance with the W/EO operating agreement, we are entitled, but not required, to purchase the W/EO interest in each development subsequent to project stabilization.

(d) Foundry Square is a project with three sites currently under development, each of which has a separate joint venture structure. Our effective ownership percentages are approximately 64%, 68% and 40% for Sites I, II and IV, respectively. Site III is currently held as land available for development.

(e) In the second quarter 2001 a joint venture between Equity Office, W/EO, other unaffiliated parties and us leased the Ferry Building from the City and County of San Francisco, through its Port Commission (the "Port"). Under this lease, the Port is paid a stated base rent. In addition, once the lessee has received from the project a cumulative preferred return of 8% (prior to stabilization) and 11% (after stabilization), then 50% of the proceeds from the operation and ownership of the project are paid to the Port as percentage rent.

    The joint venture is redeveloping the Ferry Building in a manner to permit the use of federal rehabilitation tax credits ("Historic Tax Credits"). Since the original members of the joint venture could not take full advantage of the Historic Tax Credits, in the fourth quarter 2001, the joint venture admitted a new member who could do so. This investor member will contribute approximately $23.5 million in equity to fund a portion of the "Total Project Estimated Costs" for the project, and will receive a preferred return with an effective annual rate of approximately 3% on its capital investment. The investor member's interest in the joint venture is subject to put/call rights during the sixth and seventh years after the Ferry Building is placed in service. Upon the purchase of the investor member's interest pursuant to the put/call, it is estimated that the joint venture will retain approximately $11 million of the capital contributed by the investor member, based on the formula to determine the purchase price for the investor member's interest and after taking into account the preferred return that will have been paid to the investor member by such time. Through the creation of a master lease, our "Effective Ownership Percentage" in the net cash flow of the Ferry Building project is approximately 80%, after the distribution of the preferred returns.

(f) Under the terms of the ground lease, the ground lessor is entitled to share, in addition to ground rent, in proceeds from the operation and ownership of this development after a 10% return to the lessee.

     In addition to the developments described above, we own or have under option various land parcels available for development. These sites represent possible future development of up to approximately 11.5 million square feet of office space. The development of these sites will be impacted by the timing and likelihood of success of the entitlement process, both of which are uncertain.

     Consolidated developments in process increased to approximately $165.0 million at December 31, 2001 compared to $70.4 million at December 31, 2000, primarily due to developments acquired in the Spieker Merger and additional expenditures made during the period. Consolidated land available for development increased to approximately $251.7 million at December 31, 2001 from $88.4 million at December 31, 2000, primarily due to land acquired in the Spieker Merger.

SUBSEQUENT EVENT

     In 2000, we formed a joint venture with WI, through its interest in W/EO, and an unaffiliated party to develop, construct, lease and manage Foundry Square I, a 327,000 square foot office building located in San Francisco, California which was scheduled to be completed in third quarter 2003. The building was 94% pre-leased to a single tenant. In March 2002, the tenant terminated its lease for $85 million.

     In March 2002, we entered into contracts with our joint venture partners to acquire the land, improvements and partnership interests in Foundry Square I. WI's share of the lease termination income and consideration for its joint venture interest is approximately $26 million. Our share of the lease termination fee is approximately $40 million and will be recorded as income in the first quarter 2002.

     In addition, WI repaid the current approximate $12 million outstanding balance under a $25 million loan commitment we previously made to WI and the accrued interest of approximately $2 million. The remaining amount that WI can draw under the $25.0 million loan commitment is approximately $13 million.

     We had previously accounted for our investment in Foundry Square I under the equity method and will now consolidate our investment, which will be reflected as land available for development. We are currently analyzing our investment opportunities in Foundry Square I, which may include future development or the sale of Foundry Square I.

IMPACT OF NEW ACCOUNTING STANDARDS

     The Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 141, Business Combinations. Statement 141 eliminates the pooling-of-interest method of accounting for business combinations except for qualifying business combinations that were initiated prior to July 1, 2001. The requirements of Statement 141 are effective for any business combination accounted for by the purchase method that is completed after June 20, 2001. We adopted the standard, which had no material effect on Equity Office.

     FASB issued Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. Statement 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. The provisions of Statement 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001 and interim periods within those fiscal years. We adopted the standard which had no material effect on Equity Office.

INFLATION

     Substantially all of our office leases require the tenant to pay, as additional rent, a portion of any increases in real estate taxes (except in the case of certain California leases, which limit the ability of the landlord to pass through to the tenants the effect of increased real estate taxes attributable to a sale of real property interests) and operating expenses over a base amount. In addition, many of our office leases provide for fixed increases in base rent or indexed escalations (based on the Consumer Price Index or other measures). We believe that the majority of inflationary increases in expenses will be offset, in part, by the expense reimbursements and contractual rent increases described above.

FUNDS FROM OPERATIONS

     We believe FFO, as defined by NAREIT, to be an appropriate measure of performance for an equity REIT. While FFO is a relevant and widely used measure of operating performance of equity REITs, it does not represent cash flow from operations or net income as defined by GAAP, and it should not be considered as an alternative to these indicators in evaluating liquidity or operating performance.

     The following table reflects the calculation of FFO for the years ended December 31, 2001, 2000 and 1999:

                                                   FOR THE YEARS ENDED DECEMBER 31,
                                                 -------------------------------------
                                                    2001          2000         1999
                                                 -----------   -----------   ---------
                                                        (DOLLARS IN THOUSANDS)
Income before income taxes, allocation to
  minority interests, income from investment in
  unconsolidated joint ventures, net gain on
  sales of real estate, extraordinary items and
  cumulative effect of a change in accounting
  principle....................................  $   572,604   $   449,336   $ 419,225
Add (deduct):
  Income taxes.................................       (8,837)       (2,719)       (656)
  Income allocated to minority interests for
     partially owned properties (excluding
     allocation of gain on sale of real estate
     of $1,473 in 2000)........................       (8,685)       (5,370)     (1,981)
  Income from investment in unconsolidated
     joint ventures............................       69,203        56,251      13,824
  Depreciation and amortization (real estate
     related) (including our share of
     unconsolidated joint ventures)............      613,922       459,385     368,490
  Impairment on assets held for sale...........        2,536            --          --
  Put option settlement........................        2,655        (2,576)     (5,658)
  Preferred distributions, net.................      (57,041)      (43,348)    (43,603)
                                                 -----------   -----------   ---------
Funds from operations..........................  $ 1,186,357   $   910,959   $ 749,641
                                                 ===========   ===========   =========
Cash flow provided by (used for):
  Operating Activities.........................  $ 1,241,601   $   907,343   $ 720,711
  Investing Activities.........................  $(1,348,203)  $(1,311,778)  $ (67,138)
  Financing Activities.........................  $   114,467   $   455,353   $(718,315)
Ratio of earnings to combined fixed charges and
  preferred share distributions................          1.7           1.8         1.8

     The White Paper on FFO approved by NAREIT in March 1995 defines FFO as net income, computed in accordance with GAAP, excluding gains (or losses) from debt restructuring and sales of properties (which Equity Office believes includes impairments on properties held for sale), plus real estate related depreciation and amortization and after adjustments for unconsolidated partnerships and joint ventures. In November 1999, NAREIT issued a National Policy Bulletin effective January 1, 2000 clarifying the definition of FFO to include all operating results, both recurring and non-recurring, except those defined as extraordinary under GAAP. We believe that FFO is helpful to investors as a measure of the performance of an equity REIT because, along with cash flow from operating activities, investing activities and financing activities, it provides investors with an indication of the ability of a company to incur and service debt, to make capital expenditures and to fund other cash needs. We compute FFO in accordance with standards established by NAREIT, which may not be comparable to FFO reported by other REITs that do not define the term in accordance with the current NAREIT definition or that interpret the current NAREIT definition differently than us. FFO does not represent cash generated from operating activities in accordance with GAAP, nor does it represent cash available to pay distributions and should not be considered as an alternative to net income, determined in accordance with GAAP, as an indication of our financial performance or to cash flow from operating activities, determined in accordance with GAAP, as a measure of our liquidity, nor is it indicative of funds available to fund our cash needs, including our ability to make cash distributions.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Quantitative and qualitative disclosures about market risk are incorporated herein by reference from "Item 7. -- Management's Discussion and Analysis of Financial Condition and Results of Operations -- Market Risk."

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                         REPORT OF INDEPENDENT AUDITORS

The Board of Trustees and Shareholders of Equity Office Properties Trust

     We have audited the accompanying consolidated balance sheets of Equity Office Properties Trust ("Equity Office") as of December 31, 2001 and 2000, and the related consolidated statements of operations, shareholders' equity, net comprehensive income and cash flows for each of the three years in the period ended December 31, 2001. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and the schedule are the responsibility of Equity Office's management. Our responsibility is to express an opinion on these financial statements and the schedule based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Equity Office at December 31, 2001 and 2000, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

     In 2001, as discussed in Note 2 to the consolidated financial statements, Equity Office changed its method of accounting for derivative instruments and hedging activities.

                                                               Ernst & Young LLP

Chicago, Illinois
February 6, 2002, except for Note 26
as to which the date is February 15, 2002

                         EQUITY OFFICE PROPERTIES TRUST
                          CONSOLIDATED BALANCE SHEETS

                                                                    DECEMBER 31,
                                                              -------------------------
                                                                 2001          2000
                                                              -----------   -----------
                                                               (DOLLARS IN THOUSANDS,
                                                              EXCEPT PER SHARE AMOUNTS)
ASSETS:
  Investment in real estate.................................  $24,399,658   $17,460,534
  Developments in process...................................      164,997        70,422
  Land available for development............................      251,696        88,424
  Accumulated depreciation..................................   (1,494,301)     (978,055)
                                                              -----------   -----------
    Investment in real estate, net of accumulated
     depreciation...........................................   23,322,050    16,641,325
  Cash and cash equivalents.................................       61,121        53,256
  Tenant and other receivables (net of allowance for
    doubtful accounts of $7,794 and $1,873, respectively)...      120,425       101,784
  Deferred rent receivable..................................      269,796       207,088
  Escrow deposits and restricted cash.......................      196,289        39,832
  Investment in unconsolidated joint ventures...............    1,321,127     1,164,613
  Deferred financing costs (net of accumulated amortization
    of $36,198 and $21,756, respectively)...................       77,880        81,854
  Deferred leasing costs (net of accumulated amortization of
    $78,600 and $39,906, respectively)......................      187,336       151,178
  Prepaid expenses and other assets (net of discounts of
    $67,413 and $78,871, respectively)......................      252,398       353,323
                                                              -----------   -----------
    Total Assets............................................  $25,808,422   $18,794,253
                                                              ===========   ===========
LIABILITIES, MINORITY INTERESTS, REDEEMABLE COMMON SHARES
  AND SHAREHOLDERS' EQUITY:
  Mortgage debt (including a net discount of $(11,761) and
    $(17,825), respectively)................................  $ 2,650,338   $ 2,915,801
  Unsecured notes (including a net premium/(discount) of
    $17,487 and $(3,807), respectively).....................    9,093,987     5,836,193
  Line of credit............................................      244,300        51,000
  Accounts payable and accrued expenses.....................      570,744       497,811
  Distribution payable......................................        6,060         3,681
  Other liabilities.........................................      330,277       200,176
                                                              -----------   -----------
    Total Liabilities.......................................   12,895,706     9,504,662
                                                              -----------   -----------
  Commitments and contingencies.............................           --            --
  Minority Interests:
    EOP Partnership.........................................    1,423,333     1,021,235
    Partially owned properties..............................      181,017       197,161
                                                              -----------   -----------
    Total Minority Interests................................    1,604,350     1,218,396
                                                              -----------   -----------
Redeemable Common Shares (0 and 1,717,844 Common Shares,
  respectively, redeemable at $31.50 per Common Share)......           --        54,122
                                                              -----------   -----------
Shareholders' Equity:
  Preferred Shares, 100,000,000 authorized:
    8.98% Series A Cumulative Redeemable Preferred Shares,
     liquidation preference $25.00 per share, 7,994,000
     issued and outstanding.................................      199,850       199,850
    5.25% Series B Convertible, Cumulative Redeemable
     Preferred Shares, liquidation preference $50.00 per
     share, 5,990,000 and 6,000,000 issued and outstanding,
     respectively...........................................      299,500       300,000
    8.625% Series C Cumulative Redeemable Preferred Shares,
     liquidation preference $25.00 per share, 4,562,900
     issued and outstanding.................................      114,073       114,073
    7.875% Series E Cumulative Redeemable Preferred Shares,
     liquidation preference $25.00 per share, 6,000,000 and
     0 issued and outstanding, respectively.................      150,000            --
    8.0% Series F Cumulative Redeemable Preferred Shares,
     liquidation preference $25.00 per share, 4,000,000 and
     0 issued and outstanding, respectively.................      100,000            --
    Common Shares, $0.01 par value; 750,000,000 shares
     authorized, 414,548,673 and 305,248,752 issued and
     outstanding, respectively..............................        4,145         3,053
  Additional paid in capital................................   10,788,273     7,595,918
  Deferred compensation.....................................      (19,822)      (14,871)
  Distributions in excess of accumulated earnings...........     (327,537)     (152,695)
  Accumulated other comprehensive loss......................         (116)      (28,255)
                                                              -----------   -----------
    Total Shareholders' Equity..............................   11,308,366     8,017,073
                                                              -----------   -----------
    Total Liabilities, Minority Interests, Redeemable Common
     Shares and Shareholders' Equity........................  $25,808,422   $18,794,253
                                                              ===========   ===========

                            See accompanying notes.

                         EQUITY OFFICE PROPERTIES TRUST
                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                      FOR THE YEARS ENDED DECEMBER 31,
                                                              ------------------------------------------------
                                                                   2001             2000             1999
                                                              --------------   --------------   --------------
                                                              (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
REVENUES:
  Rental....................................................   $  2,425,956     $  1,732,799     $  1,493,196
  Tenant reimbursements.....................................        448,902          324,193          281,358
  Parking...................................................        127,736          112,107          112,204
  Other.....................................................         72,237           48,047           32,298
  Fee income................................................         15,085           10,931            8,939
  Interest / dividends......................................         40,232           36,166           14,248
                                                               ------------     ------------     ------------
         Total revenues.....................................      3,130,148        2,264,243        1,942,243
                                                               ------------     ------------     ------------
EXPENSES:
  Interest:
    Expense incurred........................................        728,251          525,787          413,995
    Amortization of deferred financing costs................          5,810            9,746            4,693
  Depreciation..............................................        532,403          399,768          339,751
  Amortization..............................................         42,627           26,903           14,545
  Real estate taxes.........................................        345,750          268,305          243,778
  Insurance.................................................         22,259           12,214            9,589
  Repairs and maintenance...................................        302,995          234,986          209,630
  Property operating........................................        315,629          238,490          199,879
  Ground rent...............................................         16,928           10,012            6,887
  General and administrative................................        109,672           88,696           80,271
  Impairment on securities and other investments............        132,684               --               --
  Impairment on assets held for sale........................          2,536               --               --
                                                               ------------     ------------     ------------
         Total expenses.....................................      2,557,544        1,814,907        1,523,018
                                                               ------------     ------------     ------------
Income before income taxes, allocation to minority
  interests, income from investment in unconsolidated joint
  ventures, net gain on sales of real estate, extraordinary
  items and cumulative effect of a change in accounting
  principle.................................................        572,604          449,336          419,225
  Income taxes..............................................         (8,837)          (2,719)            (656)
Minority Interests:
  EOP Partnership...........................................        (76,249)         (59,376)         (48,172)
  Partially owned properties................................         (8,685)          (6,843)          (1,981)
Income from investment in unconsolidated joint ventures.....         69,203           56,251           13,824
Net gain on sales of real estate............................         81,662           36,013           59,661
                                                               ------------     ------------     ------------
Income before extraordinary items and cumulative effect of a
  change in accounting principle............................        629,698          472,662          441,901
Extraordinary items.........................................        (10,374)          (1,802)         (10,548)
Cumulative effect of change in accounting principle.........         (1,142)              --               --
                                                               ------------     ------------     ------------
Net income..................................................        618,182          470,860          431,353
Put option settlement.......................................          2,655           (2,576)          (5,658)
Preferred distributions, net................................        (57,041)         (43,348)         (43,603)
                                                               ------------     ------------     ------------
Net income available for Common Shares......................   $    563,796     $    424,936     $    382,092
                                                               ============     ============     ============
Net income available per weighted average Common Share
  outstanding -- Basic......................................   $       1.57     $       1.53     $       1.49
                                                               ============     ============     ============
Weighted average Common Shares outstanding -- Basic.........    360,026,097      277,186,733      256,045,895
                                                               ============     ============     ============
Net income available per weighted average Common Share and
  common share equivalent outstanding -- Diluted............   $       1.55     $       1.52     $       1.48
                                                               ============     ============     ============
Weighted average Common Shares and common share equivalents
  outstanding -- Diluted....................................    411,986,897      318,997,407      291,157,204
                                                               ============     ============     ============
Distributions declared per Common Share outstanding.........   $       1.90     $       1.74     $       1.58
                                                               ============     ============     ============

                            See accompanying notes.

                         EQUITY OFFICE PROPERTIES TRUST
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

                                                                FOR THE YEARS ENDED DECEMBER 31,
                                                              -------------------------------------
                                                                 2001          2000         1999
                                                              -----------   ----------   ----------
                                                                     (DOLLARS IN THOUSANDS)
PREFERRED SHARES:
Balance, beginning of period................................  $   613,923   $  615,000   $  615,000
  9.45% Series D Cumulative Redeemable issued in the Spieker
    Merger..................................................      106,250           --           --
  7.875% Series E Cumulative Redeemable issued in the
    Spieker Merger..........................................      150,000           --           --
  8.0% Series F Cumulative Redeemable issued in the Spieker
    Merger..................................................      100,000           --           --
  Conversion of Series B to Common Shares...................         (500)          --           --
  Redemptions...............................................     (106,250)      (1,077)          --
                                                              -----------   ----------   ----------
Balance, end of period......................................  $   863,423   $  613,923   $  615,000
                                                              ===========   ==========   ==========
COMMON SHARES, $0.01 PAR VALUE PER SHARE:
Balance, beginning of period................................  $     3,053   $    2,499   $    2,565
  Issuance of Common Shares for Spieker Merger..............        1,015           --           --
  Issuance of Common Shares for Cornerstone Merger..........           --          512           --
  Issuance of Common Shares through exercise of share
    options.................................................           33           36            1
  Issuance of Common Shares in exchange for Units...........           21           48            8
  Conversion of redeemable common shares....................           17           --           17
  Common Shares issued for restricted shares, trustee fees
    and for the dividend reinvestment plan, net of
    restricted shares retired...............................            6            5           --
  Common Shares repurchased.................................           --          (47)         (10)
  Issuance of Units in exchange for Common Shares...........           --           --          (82)
                                                              -----------   ----------   ----------
Balance, end of period......................................  $     4,145   $    3,053   $    2,499
                                                              ===========   ==========   ==========
ADDITIONAL PAID IN CAPITAL:
Balance, beginning of period................................  $ 7,595,918   $6,229,340   $6,398,600
  Issuance of Common Shares for Spieker Merger..............    2,972,979           --           --
  Issuance of share options in the Spieker Merger...........       18,701           --           --
  Issuance of Common Shares for Cornerstone Merger..........           --    1,268,088           --
  Issuance of Common Shares through exercise of share
    options.................................................       72,326       81,920        2,680
  Issuance of Common Shares in exchange for Units...........       57,850      127,442       19,395
  Conversion of redeemable common shares....................       49,983           --       49,983
  Common Shares issued for restricted shares, trustee fees
    and for the dividend reinvestment plan, net of
    restricted shares retired...............................       15,240       12,912           --
  Preferred shares and other offering costs.................          (65)         (28)        (854)
  Conversion of Series B preferred shares to Common
    Shares..................................................          500           --           --
  Common Shares repurchased.................................           --     (119,586)     (23,980)
  Issuance of Units in exchange for Common Shares...........           --           --     (172,558)
  Exercise of put options...................................           --           --       (7,226)
  Adjustment for minority interests ownership in EOP
    Partnership.............................................        4,841       (4,170)     (36,700)
                                                              -----------   ----------   ----------
Balance, end of period......................................  $10,788,273   $7,595,918   $6,229,340
                                                              ===========   ==========   ==========
DEFERRED COMPENSATION:
Balance, beginning of period................................  $   (14,871)  $  (10,064)  $  (14,997)
  Restricted shares granted.................................      (17,519)     (13,274)          --
  Restricted shares retired.................................        3,328          757           --
  Amortization of restricted shares.........................        9,240        7,710        4,933
                                                              -----------   ----------   ----------
Balance, end of period......................................  $   (19,822)  $  (14,871)  $  (10,064)
                                                              ===========   ==========   ==========
DISTRIBUTIONS IN EXCESS OF ACCUMULATED EARNINGS:
Balance, beginning of period................................  $  (152,695)  $  (71,640)  $  (50,205)
  Net income................................................      618,182      470,860      431,353
  Put option settlement.....................................        2,655       (2,576)      (5,658)
  Preferred distributions, net..............................      (57,041)     (43,348)     (43,603)
  Distributions to common shareholders......................     (738,638)    (505,991)    (403,527)
                                                              -----------   ----------   ----------
Balance, end of period......................................  $  (327,537)  $ (152,695)  $  (71,640)
                                                              ===========   ==========   ==========

                            See accompanying notes.

                         EQUITY OFFICE PROPERTIES TRUST
              CONSOLIDATED STATEMENTS OF NET COMPREHENSIVE INCOME

                                                             FOR THE YEARS ENDED DECEMBER 31,
                                                             --------------------------------
                                                               2001        2000        1999
                                                             --------    --------    --------
                                                                  (DOLLARS IN THOUSANDS)
Net income.................................................  $618,182    $470,860    $431,353
Other comprehensive income (loss):
  Unrealized holding (losses) gains from investments
     arising during the period.............................    (2,699)    (39,193)     10,938
  Recognition of permanent impairment on marketable
     securities............................................    30,838          --          --
                                                             --------    --------    --------
Net comprehensive income...................................  $646,321    $431,667    $442,291
                                                             ========    ========    ========

                            See accompanying notes.

                         EQUITY OFFICE PROPERTIES TRUST
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                               FOR THE YEARS ENDED DECEMBER 31,
                                                      --------------------------------------------------
                                                           2001              2000              1999
                                                      --------------    --------------    --------------
                                                       (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
OPERATING ACTIVITIES:
  Net income........................................   $   618,182       $   470,860       $   431,353
  Adjustments to reconcile net income to net cash
     provided by operating activities:
     Interest/dividend income accrued but not
       received.....................................        (9,852)           (5,934)               --
     Amortization of discounts included in
       interest/dividend income.....................        (2,919)             (958)               --
     Amortization of deferred revenue included in
       other income.................................        (3,073)           (5,715)             (693)
     Depreciation and amortization..................       580,840           436,417           358,989
     Amortization of premiums/discounts on unsecured
       notes and terminated interest rate protection
       agreements included in interest expense......         3,167             3,980             3,690
     Impairment on securities and other
       investments..................................       132,684                --                --
     Impairment on assets held for sale.............         2,536                --                --
     Compensation related to restricted shares
       issued to employees..........................         9,240             7,710             4,933
     Income from unconsolidated joint ventures......       (69,203)          (56,251)          (13,824)
     Net gain on sales of real estate...............       (81,662)          (36,013)          (59,661)
     Extraordinary items............................        10,374             1,802            10,548
     Cumulative effect of a change in accounting
       principle....................................         1,142                --                --
     Provision for doubtful accounts................        26,124             6,349             2,697
     Income allocation to minority interests........        84,934            66,219            50,153
     Changes in assets and liabilities:
       (Increase) in rents receivable...............       (22,655)          (41,517)          (19,889)
       (Increase) in deferred rent receivables......       (75,555)          (72,351)          (52,694)
       (Increase) decrease in prepaid expenses and
          other assets..............................        (5,051)           12,819               429
       Increase (decrease) in accounts payable and
          accrued expenses..........................        21,434           119,470           (29,186)
       (Decrease) in due to affiliates..............            --                --            (1,136)
       Increase in other liabilities................        20,914               456            35,002
                                                       -----------       -----------       -----------
          Net cash provided by operating
            activities..............................     1,241,601           907,343           720,711
                                                       -----------       -----------       -----------
INVESTING ACTIVITIES:
  Acquisition of Spieker Properties, Inc............    (1,076,957)               --                --
  Acquisition of Cornerstone Properties Inc.........            --        (1,159,440)               --
  Property acquisitions.............................      (104,748)          (69,914)         (122,419)
  Property dispositions.............................       361,353           352,375           452,659
  Payments for capital and tenant improvements......      (360,065)         (293,711)         (297,496)
  Decrease in escrow deposits and restricted cash...        28,064           118,386            43,351
  Distributions from unconsolidated joint
     ventures.......................................       131,983           174,817            45,536
  Investments in unconsolidated joint ventures......      (249,893)         (228,924)          (32,110)
  Payments of lease acquisition costs...............       (77,639)          (79,440)          (55,065)
  Investments in securities.........................          (683)          (87,075)           (2,000)
  Repayments of (investment in) notes receivable....           382           (39,056)         (110,594)
  Contributions from minority interest partner in
     partially owned properties.....................            --               204            11,000
                                                       -----------       -----------       -----------
          Net cash (used for) investing
            activities..............................    (1,348,203)       (1,311,778)          (67,138)
                                                       -----------       -----------       -----------

                         EQUITY OFFICE PROPERTIES TRUST
              CONSOLIDATED STATEMENTS OF CASH FLOWS -- (CONTINUED)

                                                               FOR THE YEARS ENDED DECEMBER 31,
                                                      --------------------------------------------------
                                                           2001              2000              1999
                                                      --------------    --------------    --------------
                                                       (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
FINANCING ACTIVITIES:
  Proceeds from mortgage debt.......................       140,000           270,000             3,374
  Principal payments on mortgage debt...............      (458,731)         (460,111)         (519,671)
  Prepayment penalties on early extinguishment of
     debt...........................................        (5,000)               --           (13,566)
  Proceeds from unsecured notes.....................     1,386,598         2,180,785         1,195,587
  Repayment of unsecured notes......................      (100,000)               --                --
  Proceeds from lines of credit.....................     3,206,050         5,168,975         1,814,500
  Principal payments on lines of credit.............    (3,152,036)       (5,986,516)       (2,577,500)
  Payments of loan costs............................       (10,481)          (39,245)          (11,096)
  Termination of interest rate swap agreements......        47,369                --                --
  Distributions to minority interest in partially
     owned properties...............................        (5,878)          (13,732)           (2,138)
  Repurchase of preferred shares, including
     transaction costs..............................      (106,250)             (890)               --
  Payment of offering costs.........................           (65)              (28)             (854)
  Proceeds from exercise of share options...........        71,835            81,956             2,681
  Distributions to shareholders and unitholders.....      (837,659)         (578,893)         (454,516)
  Redemption of Units...............................        (1,245)           (3,780)          (27,391)
  Repurchase of Common Shares.......................            --          (119,633)          (23,990)
  Put option settlement.............................        (1,467)               --           (59,913)
  Payment of preferred distributions................       (58,573)          (43,535)          (43,822)
                                                       -----------       -----------       -----------
          Net cash provided by (used for) financing
            activities..............................       114,467           455,353          (718,315)
                                                       -----------       -----------       -----------
  Net increase (decrease) in cash and cash
     equivalents....................................         7,865            50,918           (64,742)
  Cash and cash equivalents at the beginning of the
     period.........................................        53,256             2,338            67,080
                                                       -----------       -----------       -----------
  Cash and cash equivalents at the end of the
     period.........................................   $    61,121       $    53,256       $     2,338
                                                       ===========       ===========       ===========
SUPPLEMENTAL INFORMATION:
  Interest paid during the period, including
     capitalized interest of $25,871, $14,764 and
     $18,030, respectively..........................   $   679,537       $   498,012       $   402,683
                                                       ===========       ===========       ===========

                         EQUITY OFFICE PROPERTIES TRUST
              CONSOLIDATED STATEMENTS OF CASH FLOWS -- (CONTINUED)

                                                               FOR THE YEARS ENDED DECEMBER 31,
                                                      --------------------------------------------------
                                                           2001              2000              1999
                                                      --------------    --------------    --------------
                                                       (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
NON-CASH INVESTING AND FINANCING ACTIVITIES:
  Mortgage loans, unsecured notes and line of credit
     assumed through Spieker Merger.................   $ 2,125,610       $        --       $        --
                                                       ===========       ===========       ===========
  Net liabilities assumed through Spieker Merger....   $   125,558       $        --       $        --
                                                       ===========       ===========       ===========
  Minority interest in partially owned properties
     assumed through Spieker Merger.................   $     1,272       $        --       $        --
                                                       ===========       ===========       ===========
  Common Shares, share options and Units issued
     through Spieker Merger.........................   $ 3,483,326       $        --       $        --
                                                       ===========       ===========       ===========
  Preferred shares issued through Spieker Merger....   $   356,250       $        --       $        --
                                                       ===========       ===========       ===========
  Mortgage loans and line of credit assumed through
     Cornerstone Merger.............................   $        --       $ 1,720,449       $        --
                                                       ===========       ===========       ===========
  Net liabilities assumed through Cornerstone
     Merger.........................................   $        --       $    19,792       $        --
                                                       ===========       ===========       ===========
  Minority interest in partially owned properties
     assumed through Cornerstone Merger.............   $        --       $   174,470       $        --
                                                       ===========       ===========       ===========
  Common Shares, options and Units issued through
     Cornerstone Merger.............................   $        --       $ 1,574,625       $        --
                                                       ===========       ===========       ===========
  Common Shares, Units and put options issued
     through property acquisitions..................   $        --       $     9,685       $    24,476
                                                       ===========       ===========       ===========
  Escrow deposits used for property acquisitions....   $        --       $    37,105       $   192,427
                                                       ===========       ===========       ===========
  Escrow deposits provided by property
     dispositions...................................   $  (184,458)      $  (167,922)      $   (95,956)
                                                       ===========       ===========       ===========
  Mortgage loan assumed/promissory notes issued
     through property acquisitions..................   $        --       $    65,661       $    52,550
                                                       ===========       ===========       ===========
  Mortgage loan assumed by purchaser through
     property disposition...........................   $        --       $   (11,369)      $   (81,400)
                                                       ===========       ===========       ===========
  Deferred revenue recorded in connection with
     receipt of securities..........................   $        --       $    11,317       $    32,276
                                                       ===========       ===========       ===========

                            See accompanying notes.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 -- BUSINESS AND FORMATION OF EQUITY OFFICE

     As used herein, "Equity Office" means Equity Office Properties Trust, a Maryland real estate investment trust, together with its subsidiaries, including EOP Operating Limited Partnership, a Delaware limited partnership ("EOP Partnership"), and the predecessors thereof ("Equity Office Predecessors"). Equity Office was organized in 1996 to continue and expand the national office property business organized by Mr. Samuel Zell, Chairman of the Board of Trustees of Equity Office, and to complete the consolidation of the Equity Office Predecessors (the "Consolidation"). Equity Office completed its initial public offering (the "IPO") on July 11, 1997, having sold its common shares of beneficial interest, $0.01 par value per share ("Common Shares"). The net proceeds from the IPO were contributed to EOP Partnership in exchange for units of partnership interest ("Units"). Equity Office is a fully integrated, self-administered and self-managed real estate company principally engaged in acquiring, owning, managing, developing and leasing office properties. At December 31, 2001, Equity Office owned or had an interest in 774 office properties (the "Office Properties") comprising approximately 128.2 million rentable square feet of office space and 79 industrial properties (the "Industrial Properties") comprising approximately 6.0 million rentable square feet of industrial space (together with the Office Properties, the "Properties"). The Office Properties were, on a weighted average basis, 91.8% occupied at December 31, 2001, and are located in 149 submarkets in 37 markets in 23 states and the District of Columbia. The Office Properties, by rentable square feet, are located approximately 40.1% in central business districts ("CBDs") and approximately 59.9% in suburban markets. At December 31, 2001, Equity Office also owned five stand-alone parking facilities (the "Parking Facilities") containing approximately 10,765 parking spaces.

NOTE 2 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

     Equity Office owns substantially all of its assets and conducts all of its operations through EOP Partnership. Equity Office is the sole general partner of, and owned at December 31, 2001 an approximate 88.0% interest in, EOP Partnership. Due to Equity Office's ability as general partner to control EOP Partnership and various other property holding entities and other subsidiaries, each such entity has been consolidated for financial reporting purposes.

     The Consolidation and Equity Office's mergers with Spieker Properties, Inc., Cornerstone Properties Inc. and Beacon Properties Corporation were accounted for using the purchase method in accordance with Accounting Principles Board Opinion No. 16. The fair value of the consideration given in these transactions was used as the valuation basis for the transactions. The assets acquired and liabilities assumed in these transactions were recorded at their fair values as of the closing dates of the transactions. The results of operations of the companies acquired in the mergers for the period from their respective closing dates were included in the consolidated statements of operations.

Investment in Real Estate

     Rental property and improvements, including interest and other costs capitalized during construction, are included in investment in real estate and are stated at cost. Expenditures for ordinary maintenance and repairs are expensed to operations as they are incurred. Significant renovations and improvements, which improve or extend the useful life of the assets, are capitalized. Rental property and improvements, excluding land, are depreciated over their estimated useful lives using the straight-line method. The estimated useful lives by asset category are:

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

     Rental properties are individually evaluated for impairment when conditions exist which may indicate that it is probable that the sum of expected future cash flows (on an undiscounted basis) from a rental property is less than its historical net cost basis. Upon determination that a permanent impairment has occurred, rental properties are reduced to their fair value. For properties to be disposed of, an impairment loss is recognized when the fair value of the property, less the estimated cost to sell, is less than the carrying amount of the property measured at the time Equity Office has a commitment to sell the property and/or is actively marketing the property for sale. A property to be disposed of is reported at the lower of its carrying amount or its estimated fair value, less its cost to sell. Subsequent to the date that a property is held for disposition, depreciation expense is not recorded.

     The FASB issued Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long Lived Assets. Statement 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. The provisions of Statement 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years. We adopted the standard and do not expect it to have a material effect on our financial condition.

     Developments in process are carried at cost, which includes land acquisition cost, architectural fees, general contractor fees, capitalized interest, internal costs related directly to the development and other costs related directly to the construction of the property. Depreciation is not recorded until the property is placed in service, which occurs shortly after receipt of a certificate of occupancy.

     Land available for development is carried at cost and is not depreciated. Land available for development includes various vacant land parcels that may have some improvements such as utility service.

Investments in Unconsolidated Joint Ventures

     Investments in unconsolidated joint ventures are accounted for using the equity method of accounting because Equity Office does not have control over the activities of the investees. The net equity investment of Equity Office is reflected on the consolidated balance sheets, and the consolidated statements of operations include Equity Office's share of net income or loss from the unconsolidated joint ventures. Any difference between the carrying amount of these investments on the consolidated balance sheet of Equity Office and the value of the underlying equity is depreciated as an adjustment to income from unconsolidated joint ventures over 40 years. In 2001, Equity Office adopted SFAS 142 "Goodwill and Other Intangible Assets" upon its effective date. The adoption did not have a material effect on the consolidated financial statements.

Deferred Leasing and Financing Costs

     Deferred leasing and financing costs, which consist of, but are not limited to, commissions paid to third parties for new or renewal leases, and fees paid to third parties for unsecured note offerings, are recorded at cost. The deferred leasing costs are amortized over the terms of the respective leases and the deferred financing costs are amortized over the terms of the respective financings on a straight-line basis, which approximates the effective yield method.

Revenue Recognition

     Certain leases provide for tenant occupancy during periods for which no rent is due or where minimum rent payments increase during the term of the lease. Equity Office records rental income for the full term of each lease on a straight-line basis. Accordingly, a receivable is recorded from tenants for the current difference between the straight-line rent and the rent that is contractually due from the tenant ("Deferred Rent Receivable"). When a property is acquired, the term of existing leases is considered to commence as of the acquisition date for purposes of this calculation. The amounts included in rental income for the years ended December 31, 2001, 2000 and 1999, which had not yet been billed as of such dates, were approximately $69.1 million, $69.8 million and $65.4 million, respectively. Deferred rental revenue is not recognized for income tax purposes.

Cash Equivalents

     Cash equivalents are considered to be all highly liquid investments purchased with a maturity of three months or less at the date of purchase.

Allowance for Doubtful Accounts

     Allowance for doubtful accounts is maintained for estimated losses resulting from the inability of certain tenants to meet the contractual obligations under their lease agreements.

Escrow Deposits and Restricted Cash

     Escrow deposits primarily consist of amounts held by lenders to provide for future real estate tax expenditures and tenant improvements, earnest money deposits on acquisitions and net proceeds from tax-deferred dispositions. Restricted cash represents amounts committed for various utility deposits and security deposits. Certain of these amounts may be reduced upon the fulfillment of certain obligations.

Fair Value of Financial Instruments and Other Assets

     Investments in notes receivable approximate their fair value and are included in other assets.

     Management believes that the carrying basis of the mortgage debt, unsecured notes and interest rate swap agreements approximate their respective fair values as of December 31, 2001 and 2000. The fair value of the mortgage debt and the unsecured notes was determined by discounting the spread between the future contractual interest payments and the future interest payments based on a market rate. The fair value of the interest rate swap agreements was determined by third party quotations. In addition, management believes that the carrying values of cash equivalents, restricted cash, escrow deposits, tenant and other rents receivable, accounts payable and accrued expenses are reasonable estimates of their fair value.

Derivatives and Hedging Activities

     Equity Office periodically enters into certain interest rate protection and swap agreements to effectively convert or cap floating rate debt to a fixed rate basis, fixed rate debt to a floating rate basis, as well as to hedge anticipated future financing transactions. Net amounts paid or received under these agreements are recognized as an adjustment to interest expense when such amounts are incurred or earned. Settlement amounts paid or received in connection with terminated interest rate protection agreements and interest rate swap agreements are deferred and amortized as an adjustment to interest expense over the remaining term of the related financing transaction on a straight-line basis, which approximates the effective yield method.

     In June 1998, the FASB issued Statement No. 133 "Accounting for Derivative Instruments and Hedging Activities." The statement requires recording all derivative instruments as assets or liabilities, measured at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives either will be offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. FASB Statement Nos. 137 and 138 deferred the standard's effective date to all fiscal years beginning after June 15, 2000. Equity Office adopted the standard on January 1, 2001 and recorded a cumulative effect of a change in accounting principle resulting in a loss of approximately $1.1 million.

Deferred Revenue

     During 2000 and 1999, Equity Office received common stock and/or warrants to purchase common stock for allowing companies that provide telecommunication and other services access to the Properties. The securities received from these companies were recorded as deferred revenue at fair value at the time such securities were earned and were included in other liabilities on the balance sheet. The deferred revenue was being amortized into other income over the terms of the respective license agreements. During 2001, it was determined that there was no remaining future benefit period for the unamortized deferred revenue. The unamortized deferred revenue balance as of December 31, 2001 and 2000 was $0 and $37.2 million, respectively. The amount of deferred revenue recognized in other income, net of the write-off of the related securities, for the years ended December 31, 2001, 2000 and 1999 was approximately $3.1 million, $5.7 million and $0.7 million, respectively.

Income Taxes

     The Office Properties and Industrial Properties primarily are owned by limited partnerships or limited liability companies, which are substantially pass-through entities. However, various consolidated entities owned by Equity Office are individually subject to certain taxes. Some of the pass-through entities have corporate general partners or members, which are subject to federal and state income and franchise taxes. In addition, the property management business is owned by a corporation and is subject to federal and state income taxes.

     Equity Office has elected to be taxed as a REIT, under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the "Code"). As a REIT, Equity Office generally will not be subject to federal income tax if it distributes 100% of its taxable income for each tax year to its shareholders. REITs are subject to a number of organizational and operational requirements. If Equity Office fails to qualify as a REIT in any taxable year, it will be subject to federal income tax (including any applicable alternative minimum tax) on its taxable income at regular corporate tax rates. Even if Equity Office qualifies for taxation as a REIT, Equity Office may be subject to state and local income taxes and to federal income tax and excise tax on its undistributed income. In addition, taxable income from non-REIT activities managed through taxable REIT subsidiaries is subject to federal, state and local income taxes. The aggregate cost of land and depreciable property for federal income tax purposes as of December 31, 2001 and 2000 was approximately $15.0 billion and $12.2 billion, respectively.

     Reconciliation Between Net Income and Estimated Taxable Income (Unaudited):

                                                    FOR THE YEARS ENDED DECEMBER 31,
                                                    ---------------------------------
                                                      2001        2000        1999
                                                    ---------   ---------   ---------
                                                         (DOLLARS IN THOUSANDS)
Net income available to Common Shares.............  $ 563,796   $ 424,936   $ 382,092
  Straight-line rent adjustments..................    (69,149)    (69,822)    (65,397)
  Preferred distributions not deductible for
     tax..........................................     57,041      43,348      43,603
  Add: Book depreciation and amortization.........    575,030     426,671     354,296
  Less: Tax depreciation and amortization.........   (428,753)   (317,600)   (235,905)
  Book/tax differences on gains/losses from
     capital transactions.........................     82,219      30,064      22,281
  Merger costs and other book/tax differences,
     net..........................................    (48,996)    (30,667)    (14,484)
                                                    ---------   ---------   ---------
Taxable income before adjustments.................    731,188     506,930     486,486
  Less: Capital gains.............................   (163,881)    (66,077)    (81,942)
                                                    ---------   ---------   ---------
Adjusted taxable income subject to 90% dividend
  requirement.....................................  $ 567,307   $ 440,853   $ 404,544
                                                    =========   =========   =========

     Reconciliation Between Cash Distributions Paid and Distributions Paid Deduction (Unaudited):

                                                       FOR THE YEARS ENDED DECEMBER 31,
                                                       ---------------------------------
                                                         2001        2000        1999
                                                       ---------   ---------   ---------
                                                            (DOLLARS IN THOUSANDS)
Cash distributions paid..............................  $795,679    $549,339    $447,130
  Less: Distributions designated to prior year.......        --     (39,138)         --
  Plus: Distributions designated from following
     year............................................        --          --      39,138
  Less: Portion designated capital gain
     distribution....................................        --          --          --
                                                       --------    --------    --------
Distributions paid deduction.........................  $795,679    $510,201    $486,268
                                                       ========    ========    ========

     Characterization of Distributions (Unaudited):

                                            FOR THE YEARS ENDED DECEMBER 31,
                                 ------------------------------------------------------
                                       2001               2000               1999
                                 ----------------   ----------------   ----------------
                                    $         %        $         %        $         %
                                 --------   -----   --------   -----   --------   -----
                                                 (DOLLARS IN THOUSANDS)
Common Distributions:
  Ordinary income..............  $516,782    70.0%  $437,249    86.4%  $332,179    82.3%
  Return of capital............    71,112     9.6     16,192     3.2         --      --
  Capital gains................   130,618    17.7     42,024     8.3     41,406    10.3
  Unrecaptured Section 1250
     gain......................    20,126     2.7     10,526     2.1     29,942     7.4
                                 --------   -----   --------   -----   --------   -----
       Total...................   738,638   100.0%   505,991   100.0%   403,527   100.0%
                                            =====              =====              =====
Preferred Distributions........    57,041             43,348             43,603
                                 --------           --------           --------
       Total Distributions.....  $795,679           $549,339           $447,130
                                 ========           ========           ========

Minority Interests

     EOP Partnership

     Net income is allocated to minority interests based on their respective ownership percentage of EOP Partnership. The ownership percentage is calculated by dividing the number of Units held by the minority interests by the total Units held by both the minority interests and Equity Office. Issuance of additional Common Shares and Units changes the ownership interests of both the minority interests and Equity Office. Such transactions and the proceeds therefrom are treated as capital transactions. As of December 31, 2001 and 2000, Equity Office had an 88.0% and 87.9% interest in EOP Partnership, respectively.

     Partially Owned Properties

     Minority interests in consolidated Properties are reflected in the consolidated balance sheets as "Minority interests -- partially owned properties" and represents the minority interests' share in the assets and liabilities of the Properties. The earnings or losses from these properties attributable to the minority interests are reflected as "Minority interests -- Partially owned properties" in the consolidated statements of operations.

Use of Estimates

     The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States ("GAAP") requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

Reclassifications

     Certain reclassifications have been made to the previously reported 2000 and 1999 statements in order to provide comparability with the 2001 statements reported herein. These reclassifications have not changed the 2000 or 1999 results or combined shareholders' equity and redeemable Common Shares.

NOTE 3 -- MERGERS

Spieker Merger

     On July 2, 2001, Spieker Properties, Inc. ("Spieker") merged into Equity Office and Spieker Properties, L.P. ("Spieker Partnership"), Spieker's operating partnership subsidiary, merged into EOP Partnership (collectively, the "Spieker Merger"). The transaction valued Spieker (including the outside interests in Spieker Partnership) at approximately $7.2 billion, which included transaction costs, the assumption of approximately $2.1 billion in debt and the issuance of
14.25 million of Equity Office preferred shares valued at approximately $356.3 million. Equity Office paid approximately $1.1 billion in cash and issued approximately 101.5 million Common Shares and EOP Partnership issued approximately 16.7 million Units to third parties, each valued at $29.29 per Common Share/Unit. Equity Office financed the $1.1 billion cash portion of the purchase price using a combination of available cash and a new $1.0 billion bridge loan facility that was entered into before the closing of the merger. The $1.0 billion bridge loan facility had a term of 364 days and an interest rate based on LIBOR plus 80 basis points. The $1.0 billion bridge loan facility was repaid in full with the net proceeds from the issuance of $1.4 billion of unsecured notes in July 2001 and terminated upon the repayment. Through the Spieker Merger, Equity Office acquired 391 Office Properties comprising approximately 28.3 million square feet, 98 Industrial Properties comprising approximately 10.1 million square feet and several development properties.

     Shortly after completion of the Spieker Merger, Equity Office expanded its Board of Trustees from 13 to 16 members. The new members are Warren E. Spieker, Jr., previous chairman of Spieker, and Craig G. Vought and John A. Foster, previous Co-Chief Executive Officers of Spieker.

     Certain costs included in the $7.2 billion total cost of the Spieker Merger and the allocation of the total cost to specific assets acquired are based on management's current best estimate, and are subject to adjustment within one year of the closing date of July 2, 2001.

     Equity Office subsequently sold 19 of the industrial properties that were acquired in the Spieker Merger for approximately $213.4 million. There was no gain or loss on the sale of these properties. These industrial properties are located in California and Oregon and consist of approximately 4.1 million square feet.

     The following tables summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition:

                                                              (DOLLARS IN THOUSANDS)
                                                              ----------------------
Investment in real estate...................................       $ 7,168,973
Other assets................................................            47,824
                                                                   -----------
     Total assets acquired..................................         7,216,797
                                                                   -----------
Mortgage debt, unsecured notes and lines of credit..........        (2,125,610)
Other liabilities...........................................          (173,382)
                                                                   -----------
     Total liabilities assumed..............................        (2,298,992)
                                                                   -----------
Minority interest in partially owned properties.............            (1,272)
                                                                   -----------
Common Shares, Units and stock options issued...............        (3,483,326)
Preferred shares issued.....................................          (356,250)
                                                                   -----------
     Total equity issued....................................        (3,839,576)
                                                                   -----------
Total cash used for Spieker Merger..........................       $(1,076,957)
                                                                   ===========

Cornerstone Merger

     On June 19, 2000, Cornerstone Properties Inc. ("Cornerstone") merged into Equity Office and Cornerstone Properties Limited Partnership ("Cornerstone Partnership"), Cornerstone's operating partnership subsidiary, merged into EOP Partnership (collectively, the "Cornerstone Merger"). The transaction, which was accounted for by the purchase method, valued Cornerstone, including the outside interests in Cornerstone Partnership at approximately $4.5 billion, which included transaction costs, the assumption of approximately $1.7 billion in debt, the redemption of 3.0 million shares of Cornerstone preferred stock valued at $18.00 per share, including accrued but unpaid dividends for a total of approximately $57.6 million, the redemption of approximately 58.5 million of Cornerstone common stock valued at $18.00 per share for a total of approximately $1.1 billion, the issuance of approximately 51.2 million Common Shares and the issuance by EOP Partnership of approximately 12.4 million Units valued at $24.68 per Common Share/Unit. We financed the $1.2 billion in cash from our credit facilities. As a result of the Cornerstone Merger, Equity Office acquired an interest in 82 Office Properties containing approximately 18.9 million square feet of office space.

NOTE 4 -- INVESTMENT IN REAL ESTATE

     Investment in real estate, including Office Properties, Industrial Properties, properties under development and vacant land, was as follows:

                                                                   DECEMBER 31,
                                                             -------------------------
                                                                2001          2000
                                                             -----------   -----------
                                                              (DOLLARS IN THOUSANDS)
Land.......................................................  $ 2,820,079   $ 1,931,487
Land available for development.............................      251,696        88,424
Building...................................................   20,392,703    14,790,576
Building improvements......................................      574,744       276,793
Tenant improvements........................................      552,090       417,661
Furniture and fixtures.....................................       60,042        44,017
Developments in process....................................      164,997        70,422
                                                             -----------   -----------
  Gross investment in real estate..........................   24,816,351    17,619,380
Accumulated depreciation...................................   (1,494,301)     (978,055)
                                                             -----------   -----------
  Net investment in real estate............................  $23,322,050   $16,641,325
                                                             ===========   ===========

     In addition to the properties acquired in the Spieker Merger, the Three Lafayette Centre office building was acquired in October 2001 for a total cost of approximately $68.7 million from an unaffiliated party. The property is located in Washington, D.C. and comprises approximately 259,441 square feet.

     During 2000, in addition to the Properties acquired in the Cornerstone Merger, several Properties, or the remaining interests therein, were acquired for a total cost of approximately $130.2 million. These Properties comprised approximately 317,616 square feet.

NOTE 5 -- DISPOSITIONS

2001

     During 2001, Equity Office disposed of eight office properties, four parking facilities, a land parcel and an apartment property in separate transactions to various unaffiliated parties for approximately $327.8 million. The total gain on the sale of these properties was approximately $81.7 million. The sold office properties consisted of approximately 879,388 square feet, the parking facilities contained approximately 3,721 parking spaces and the apartment property contained approximately 161 units.

     Equity Office sold 19 industrial properties that were acquired in the Spieker Merger for approximately $213.4 million. There was no gain or loss on the sale of these properties. The sold industrial properties are located in California and Oregon and consist of approximately 4.1 million square feet.

2000

     During 2000, Equity Office disposed of seven office properties totaling approximately 964,136 square feet, 11 parking facilities and a partial interest in two Office Properties for approximately $536.0 million and recognized a total net gain on sale of real estate of approximately $36.0 million.

1999

     During 1999, Equity Office disposed of four office properties totaling 668,796 square feet, a redevelopment property and partial interests in 12 Office Properties in various transactions for approximately $631.9 million and recognized a total net gain on sale of real estate of approximately $59.7 million.

NOTE 6 -- INVESTMENT IN NOTES RECEIVABLE AND PREFERRED STOCK

     The following investments are included in Prepaid Expenses and Other
Assets:

     On June 27, 2001, pursuant to an investment agreement between EOP Partnership and MaguirePartners, an unaffiliated entity, EOP Partnership exercised its option to acquire an 87.5% equity interest in Water's Edge, an office complex to be developed in the Playa Vista master-planned community in west Lost Angeles, California that will consist of approximately 450,000 square feet. The remaining 12.5% interest is owned by MaguirePartners. The consideration for the 87.5% equity interest acquired by EOP Partnership consisted of the contribution of its note receivable from MaguirePartners plus accrued interest of approximately $23.8 million and approximately $3.9 million in cash. The joint venture was formed for the purpose of developing, constructing, leasing and managing Water's Edge Phase I and acquiring an adjacent parcel for a potential Phase II development. The total cost for the development of Phase I and land acquisition of Phase II is approximately $91 million, which includes $14.5 million allocated to the cost of the Phase II land parcel. EOP Partnership plans to fund approximately $74.3 million of the Phase I total development costs, which represents 87.5% of the equity component with the balance allocated to construction financing in the form of preferred equity.

     During 1999, a 67% share of a $202.2 million mezzanine-level debt position was acquired for approximately $73.9 million as part of a debt restructuring related to the SunAmerica Center office property. The unamortized discount to the face amount of the note of approximately $62.9 million may be amortized to interest income based on the estimated yield of the investment. The note accrues and pays interest at 7.25% per annum and matures in August 2014. In addition, Equity Office has the option to acquire 67% of the aggregate face amount of two other subordinate notes from the current holder, an affiliate of the property owner. The aggregate face amount of these notes is $15.0 million.

     In July 1998, 50,000 preferred shares of Capital Trust, Inc. were acquired for approximately $48.5 million. The preferred shares have a liquidation preference of $1,000 each. The discount of $1.5 million is being amortized as additional dividend income over the term of 20 years. The terms of the preferred shares are as follows:

            (a) For 60% of the investment, or approximately $30 million of the preferred shares:

          - the coupon rate of 8.25% remains fixed through 2002. Thereafter, the rate will increase to the greater of:
         - 10%, increasing by 75 basis points per annum commencing October 1, 2004, or
         - a rate equal to Capital Trust, Inc.'s then dividend per common share divided by $7.00;
        - the conversion price is $7.00 per share;
        - the common share equivalent is fixed at 4,285,714 shares; and
        - the preferred shares are callable through September 30, 2004.

            (b) For 40% of the investment, or approximately $20 million of the preferred shares:

        - the coupon rate is 13.0% and is fixed until October 1, 2004 when it will increase by 75 basis points per annum; and
        - the preferred shares are callable at any time.

NOTE 7 -- IMPAIRMENT ON SECURITIES, OTHER INVESTMENTS AND ASSETS HELD FOR SALE

     During 2001, an impairment on securities and other investments of approximately $132.7 million was recognized in connection with various investments and other assets. The total impairment consisted of the investment in HQ Global Workplaces, Inc. preferred stock, including accrued but unpaid dividends, of approximately $90.6 million, the investments in several telecom, technology and advertising related companies, investments in two full-service business center joint ventures, and a portion of an investment in an internally developed software system.

     During the latter part of 2001, HQ Global was in default with respect to certain covenant and payment obligations under its senior and mezzanine indebtedness, but received forbearance periods from both its senior and mezzanine lenders. HQ Global was unable to restructure its indebtedness during these forbearance periods. Based on these circumstances and other factors, Equity Office determined that its investment in HQ Global was not recoverable and, therefore, recorded a permanent impairment on 100% of its investment. Subsequently, in March 2002 HQ Global filed a voluntary petition for relief under Chapter 11 of the U.S. Bankruptcy Code. As of December 31, 2001, HQ Global occupied approximately 0.8 million square feet in the Office Properties. The annualized rent, including expense reimbursements, for this space for 2002 is approximately $22.0 million. As of March 2002, we do not know what impact, if any, that the HQ Global Chapter 11 bankruptcy filing will have on their leases with Equity Office.

     Equity Office's telecom, technology and advertising related investments and full-service business center joint venture investments have been experiencing operating losses due, in part, to the current economic environment. These investments were considered to be impaired based on their current fair value as compared to the carrying value. The fair value of the investments was based on internally prepared valuations considering current economic conditions. The impairments represent Equity Office's entire investment in the respective assets, except for the internally developed software system, for which the impairment represented approximately one-half of the investment. These investments and the related impairment are reported under the "Corporate and Other" segment for segment reporting purposes.

     During 2001, an impairment on assets held for sale of approximately $2.5 million was recognized in connection with the sale of the St. Louis Parking Garage located in St. Louis, Missouri. The property was sold in January 2002. The sales price less costs to sell was less than the carrying amount of the property as of December 31, 2001. Equity Office had a 50% interest in the property and accounted for its investment using the equity method of accounting. Equity Office's share of the net income from the property is included in "Income from Unconsolidated Joint Ventures" and was approximately $1.7 million, $2.0 million and $1.7 million for the years ended December 31, 2001, 2000 and 1999, respectively.

NOTE 8 -- INVESTMENT IN UNCONSOLIDATED JOINT VENTURES

     The following is a summary of Equity Office's economic ownership in unconsolidated joint ventures. All of the properties are Office Properties except for the St. Louis parking garages and the entities included in the other category.

                                                                                     ECONOMIC
                                                                                    INTEREST(1)
                                                                                       AS OF
                                                                                    DECEMBER 31
                                                                  TOTAL RENTABLE   -------------
PROPERTY                                          LOCATION         SQUARE FEET     2001    2000
--------                                      -----------------   --------------   -----   -----
One Post Office Square......................  Boston, MA               765,296        50%     50%
75-101 Federal Street.......................  Boston, MA               813,195     51.61%  51.61%
Rowes Wharf.................................  Boston, MA               344,645        39%     39%
Four Oaks Place (square feet not included in
  Equity Office portfolio)..................  Houston, TX            1,753,281      2.55%   2.55%
10 & 30 South Wacker........................  Chicago, IL            2,003,288        75%     75%
Bank One Center.............................  Indianapolis, IN       1,057,877        25%     25%
Pasadena Towers.............................  Los Angeles, CA          439,366        25%     25%
Promenade II................................  Atlanta, GA              774,385        50%     50%
Sun Trust Center............................  Orlando, FL              640,741        25%     25%
Preston Commons.............................  Dallas, TX               418,604        50%     50%
Sterling Plaza..............................  Dallas, TX               302,747        50%     50%
Bank of America Tower.......................  Seattle, WA            1,537,932      50.1%   50.1%
One Post Street.............................  San Francisco, CA        391,450        50%     50%
Key Center..................................  Seattle, WA              472,929        80%     80%
1301 Avenue of the Americas.................  New York, NY           1,765,694     84.47%  84.47%
Griffin Towers(2)...........................  Orange County, CA        540,966        90%     --
St. Louis parking garages...................  St. Louis, MO                 --        50%     50%
PROPERTIES UNDER DEVELOPMENT
Ferry Building..............................  San Francisco, CA             --          (3)    80%
Foundry Square I, II, and IV................  San Francisco, CA             --          (4)      (4)
800-900 Concar..............................  San Mateo, CA                 --        80%     80%
San Rafael Corporate Center.................  San Rafael, CA           157,700        80%     80%
OTHER
Wright Runstad Associates LP................  --                            --        30%   28.5%
Wilson/Equity Office, LLC...................  --                            --      49.9%   49.9%
Regus Equity Business Centers, LLC..........  --                            --        50%   47.5%
HQ Global Workplaces........................  --                            --        50%     --
                                                                    ----------
                                              Total                 14,180,096
                                                                    ==========

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

(2) Griffin Towers was acquired in the Spieker Merger.

(3) In the second quarter 2001 a joint venture between Equity Office, W/EO and other unaffiliated parties leased the Ferry Building from the City and County of San Francisco, through its Port Commission (the "Port"). Under this lease, the Port is paid a stated base rent. In addition, once the lessee has received from the project a cumulative preferred return of 8% (prior to stabilization) and 11% (after stabilization), then 50% of the proceeds from the operation and ownership of the project are paid to the Port as percentage rent.

    The joint venture is redeveloping the Ferry Building in a manner to permit the use of federal rehabilitation tax credits ("Historic Tax Credits"). Since the original members of the developer joint venture could not take full advantage of the Historic Tax Credits, in the fourth quarter 2001, the joint venture admitted a new member who could do so. This investor member will contribute approximately $23.5 million in equity to fund a portion of the total project estimated costs for the project, and will receive a preferred return with an effective annual rate of approximately 3% on its capital investment. The investor member's interest in the joint venture is subject to put/call rights during the sixth and seventh years after the Ferry Building is placed in service. Upon the purchase of the investor member's interest pursuant to the put/call, it is estimated that the joint venture will retain approximately $11 million of the capital contributed by the investor member, based on the formula to determine the purchase price for the investor member's interest and after taking into account the preferred return that will have been paid to the investor member by such time. Through the creation of a master lease, Equity Office's effective ownership percentage in the net cash flow of the Ferry Building project is approximately 80%, after the distribution of the preferred returns.

(4) Foundry Square is a project with three sites currently under development, each of which has a separate joint venture structure. Equity Office's economic interests are approximately 64%, 68%, and 40% for Sites I, II and IV, respectively. Site III is currently held as land available for development.

     Combined summarized financial information of the unconsolidated joint ventures is as follows:

                                                                    DECEMBER 31,
                                                              -------------------------
                                                                 2001           2000
                                                              ----------     ----------
                                                               (DOLLARS IN THOUSANDS)
BALANCE SHEETS:
  Real estate, net..........................................  $3,135,250     $2,928,225
  Other assets..............................................     276,322        239,267
                                                              ----------     ----------
     Total Assets...........................................  $3,411,572     $3,167,492
                                                              ==========     ==========
  Mortgage debt.............................................  $1,370,025     $1,333,304
  Other liabilities.........................................     169,987        138,210
  Partners' and shareholders' equity........................   1,871,560      1,695,978
                                                              ----------     ----------
     Total Liabilities and Partners' and Shareholders'
      Equity................................................  $3,411,572     $3,167,492
                                                              ==========     ==========
Equity Office's share of equity.............................  $1,194,441     $1,016,213
Net excess of cost of investments over the net book value of underlying net assets, net of accumulated depreciation of
  $19,984 and $16,905, respectively.........................     126,686     $  148,400
                                                              ----------     ----------
Carrying value of investments in unconsolidated joint
  ventures..................................................  $1,321,127     $1,164,613
                                                              ==========     ==========
Equity Office's share of unconsolidated non-recourse
  mortgage debt.............................................  $  848,944(a)  $  834,093
                                                              ==========     ==========

                                                              FOR THE YEARS ENDED DECEMBER 31,
                                                              ---------------------------------
                                                                2001        2000        1999
                                                              ---------   ---------   ---------
                                                                   (DOLLARS IN THOUSANDS)
STATEMENTS OF OPERATIONS:
  Revenues..................................................  $509,238    $383,526    $119,566
                                                              --------    --------    --------
  Expenses:
     Interest expense.......................................    95,389      74,376      18,787
     Depreciation and amortization..........................    86,270      63,376      19,968
     Operating expenses.....................................   212,202     143,575      44,002
                                                              --------    --------    --------
       Total expenses.......................................   393,861     281,327      82,757
                                                              --------    --------    --------
  Net income before gain on sale of real estate.............   115,377     102,199      36,809
  Gain on sale of real estate...............................        --      17,915          --
  Cumulative effect of a change in accounting principle.....    (2,279)         --          --
                                                              --------    --------    --------
  Net income................................................  $113,098    $120,114    $ 36,809
                                                              ========    ========    ========
Equity Office's share of:
  Net income................................................  $ 69,203    $ 56,251    $ 13,824
                                                              ========    ========    ========
  Interest expense and loan cost amortization...............  $ 63,105    $ 41,947       9,116
                                                              ========    ========    ========
  Depreciation and amortization (real estate related).......  $ 51,021    $ 39,730    $ 15,741
                                                              ========    ========    ========

(a) Equity Office's share of the scheduled payments of principal on mortgage debt for each of the next five years and thereafter through maturity as of December 31, 2001 are as follows:

YEAR                                                          DOLLARS IN THOUSANDS
----                                                          --------------------
2002........................................................        $113,737
2003........................................................           5,780
2004........................................................         143,887
2005........................................................         520,359
2006........................................................          50,074
Thereafter..................................................          15,107
                                                                    --------
          Total.............................................        $848,944
                                                                    ========

NOTE 9 -- MORTGAGE DEBT

     Equity Office had outstanding mortgage debt of approximately $2.7 billion and $2.9 billion as of December 31, 2001 and 2000, respectively. The historical cost, net of accumulated depreciation, of encumbered properties at December 31, 2001 and 2000 was approximately $5.6 billion and $6.3 billion, respectively. During the years ended December 31, 2001 and 2000, the following transactions occurred:

                                                                FOR THE YEARS ENDED
                                                                   DECEMBER 31,
                                                              -----------------------
                                                                 2001         2000
                                                              ----------   ----------
                                                              (DOLLARS IN THOUSANDS)
Balance at beginning of year(1).............................  $2,933,626   $1,733,297
  Assumed through Spieker Merger............................      47,204           --
  Assumed through Cornerstone Merger........................          --    1,336,148
  Repayments/principal amortization.........................    (426,112)    (460,111)
  Proceeds from financings..................................     140,000      270,000
  Assumed through property acquisitions.....................          --       65,661
  Repaid or assumed by buyer upon sale of property..........     (32,619)     (11,369)
                                                              ----------   ----------
Balance at end of year(1)...................................  $2,662,099   $2,933,626
                                                              ==========   ==========

---------------

(1) Excludes net (discount)/premium on mortgage debt of approximately $(11,761) and $(17,825) as of December 31, 2001 and 2000, respectively.

Fixed Interest Rate Mortgage Debt

     As of December 31, 2001 and 2000, approximately $2.6 billion and $2.8 billion, respectively, of mortgage debt was at a fixed interest rate. Payments on fixed interest rate mortgage debt are generally due in monthly installments of principal and interest or interest only. As of December 31, 2001 and 2000, the effective interest rates ranged from 6.8% to 8.6% and 6.9% to 8.6%, respectively, and the weighted average effective interest rate was approximately 7.7% and 7.8%, respectively.

Variable Interest Rate Mortgage Debt

     As of December 31, 2001 and 2000, approximately $36.0 million and $133.5 million, respectively, of mortgage debt was at variable interest rates based on spreads over LIBOR. Payments on variable interest rate mortgage debt are generally due in monthly installments of principal and interest or interest only. As of December 31, 2001 and 2000, the weighted average variable effective interest rate was approximately 2.6% and 7.7%, respectively.

Repayment Schedule

     Scheduled payments of principal for the next five years and thereafter through maturity as of December 31, 2001 are as follows:

YEAR                                                          DOLLARS IN THOUSANDS
----                                                          --------------------
2002........................................................       $  129,523
2003........................................................          202,518
2004........................................................          447,552
2005........................................................          583,372
2006........................................................          342,628
Thereafter..................................................          956,506
                                                                   ----------
Subtotal....................................................        2,662,099
Net discount (net of accumulated amortization of
  approximately $(5.3) million).............................          (11,761)
                                                                   ----------
               Total........................................       $2,650,338
                                                                   ==========

NOTE 10 -- LINE OF CREDIT AND TERM LOAN

     EOP Partnership has a $1.0 billion revolving credit facility that was obtained in May 2000. The line of credit bears interest at LIBOR plus 60 basis points and matures on June 19, 2003. There is also an annual facility fee of $2.0 million payable quarterly. In addition, a competitive bid option, whereby the lenders participating in the credit facility bid on the interest to be charged, is available for up to $350 million of the borrowings under the credit facility. Agreements or instruments relating to the line of credit contain certain financial restrictions and requirements described below. As of December 31, 2001, Equity Office was in compliance with each of these financial restrictions and requirements.

     Set forth below are the financial restrictions and requirements that EOP Partnership is subject to under the line of credit agreement:

     - total liabilities to total asset value may not exceed 0.55:1 at any time;

     - earnings before interest, taxes, depreciation and amortization to interest expense may not be less than 2.00:1;

     - cash flow to fixed charges may not be less than 1.5:1;

     - secured debt to total asset value may not exceed 0.40:1;

     - unsecured debt to unencumbered asset value may not exceed 0.55:1;

     - unencumbered net operating income to unsecured debt service may not be less than 2.0:1;

     - consolidated tangible net worth may not be less than the sum of $7.8 billion and 70% of all net offering proceeds received by Equity Office or EOP Partnership after February 29, 2000;

     - we may not pay any distributions on Common Shares and Units in excess of 90% of annual FFO; and

     - our investments in unimproved assets, interests in taxable REIT subsidiaries, developments, unconsolidated joint ventures, mortgages and securities in the aggregates, may not exceed 25% of our total asset value.

     Prior to the closing of the Spieker Merger on July 2, 2001, Equity Office obtained a $1.0 billion bridge term facility to finance a portion of the cash portion of the Spieker Merger. This $1.0 billion bridge term facility had a term of 364 days and an interest rate based on LIBOR plus 80 basis points. The $1.0 billion bridge loan facility was repaid and terminated on July 18, 2001 with proceeds from $1.4 billion unsecured note offering.

NOTE 11 -- UNSECURED NOTES

     The following notes were outstanding as of December 31, 2001:

                                              COUPON/   ALL - IN
                                              STATED    EFFECTIVE      FACE      MATURITY
ORIGINAL TERM (IN YEARS)                       RATE      RATE(A)      AMOUNT       DATE
------------------------                      -------   ---------   ----------   --------
                                                             (DOLLARS IN THOUSANDS)
Fixed interest rate:
 3(b).......................................   6.38%      6.62%     $  200,000    1/15/02
 4(b).......................................   6.38%      6.30%        250,000    2/15/02
 7..........................................   6.95%      5.37%        110,000   12/15/02
 5..........................................   6.38%      6.76%        300,000    2/15/03
 3..........................................   7.38%      7.55%        400,000   11/15/03
 5..........................................   6.50%      6.71%        300,000    1/15/04
 5..........................................   6.80%      6.10%        200,000    5/01/04
 7..........................................   7.24%      7.26%         30,000    9/01/04
 9..........................................   6.90%      6.27%        100,000   12/15/04
 8..........................................   6.88%      6.40%        125,000    2/01/05
 7..........................................   6.63%      5.89%        100,000    2/15/05
 7..........................................   8.00%      6.49%        100,000    7/19/05
 8..........................................   7.36%      7.69%         50,000     9/1/05
 6..........................................   8.38%      8.59%        500,000    3/15/06
 9..........................................   7.44%      7.74%         50,000     9/1/06
10..........................................   7.13%      6.74%        100,000    12/1/06
 9..........................................   7.00%      6.80%          1,500    2/02/07
 9..........................................   6.88%      6.83%         25,000    4/30/07
 9..........................................   6.76%      6.76%        300,000    6/15/07
10..........................................   7.41%      7.70%         50,000    9/01/07
 7..........................................   7.75%      7.91%        600,000   11/15/07
10..........................................   6.75%      6.97%        150,000    1/15/08
10..........................................   6.75%      7.01%        300,000    2/15/08
 8(c).......................................   7.25%      7.64%        325,000   11/15/08
10..........................................   6.80%      6.94%        500,000    1/15/09
10..........................................   7.25%      7.14%        200,000    5/01/09
11..........................................   7.13%      6.97%        150,000    7/01/09
10..........................................   8.10%      8.22%        360,000    8/01/10
10..........................................   7.65%      7.20%        200,000   12/15/10
10..........................................   7.00%      6.86%        833,000    7/15/11
20..........................................   7.88%      8.08%         25,000   12/01/16
20..........................................   7.35%      8.08%        200,000   12/01/17
20..........................................   7.25%      7.54%        250,000    2/15/18
30..........................................   7.50%      8.24%        150,000   10/01/27
30..........................................   7.25%      7.31%        225,000    6/15/28

                                              COUPON/   ALL - IN
                                              STATED    EFFECTIVE      FACE      MATURITY
ORIGINAL TERM (IN YEARS)                       RATE      RATE(A)      AMOUNT       DATE
------------------------                      -------   ---------   ----------   --------
                                                             (DOLLARS IN THOUSANDS)
30..........................................   7.50%      7.55%        200,000    4/19/29
30..........................................   7.88%      7.94%        300,000    7/15/31
                                               ----       ----      ----------
          Weighted Average/Subtotal.........   7.22%      7.25%      8,259,500
                                               ----       ----      ----------
Variable-interest rate(d)
 6..........................................   6.50%      4.44%        150,000    6/15/04
 6..........................................   6.50%      4.41%        100,000    6/15/04
 7..........................................   6.63%      3.41%        300,000    2/15/05
10..........................................   7.00%      2.62%        267,000    7/15/11
                                               ----       ----      ----------
          Weighted Average/Subtotal.........   6.71%      3.46%        817,000
                                               ----       ----      ----------
          Weighted Average/Subtotal.........   7.17%      6.91%      9,076,500
                                               ====       ====
Net premium (net of accumulated amortization of approximately
  $3.0 million)..................................................       17,487
                                                                    ----------
          Total..................................................   $9,093,987
                                                                    ==========

---------------

(a) Includes the cost of terminated interest rate protection and swap agreements, offering and transaction costs and premiums and discounts on certain unsecured notes.

(b) These notes were repaid upon maturity.

(c) The notes are exchangeable into Common Shares at an exchange rate of $34.00 per share. If the closing price at the time a holder exercises its exchange right is less than the exchange price of $34.00, the holder will receive, in lieu of Common Shares, cash in an amount equal to 97% of the product of the number of Common Shares into which the principal amount of notes subject to such exercise would otherwise be exchangeable and the current market price per Common Share.

(d) As of December 31, 2001, $817 million of unsecured notes were converted to a variable interest rate based on a spread over the 6-month LIBOR rate through several interest rate swap arrangements. In accordance with FAS 133 the interest rate swap agreements and the respective unsecured notes are reflected at market value. Any market adjustment on the swap agreements will be reflected in other assets or other liabilities, and the corresponding market adjustment on the unsecured notes will be reflected as either a discount or premium on unsecured notes. Because the swap agreements are considered a perfectly effective fair value hedge, there will be no effect on net income from the mark-to-market adjustment.

     EOP Partnership previously filed a shelf registration statement, which was declared effective by the Securities and Exchange Commission ("SEC") on August 31, 2000, relating to the issuance from time to time of up to $2.0 billion of unsecured debt securities and warrants exercisable for debt securities in amounts, at initial prices and on terms to be determined at the time of the offering. In November 2000, EOP Partnership issued $1.0 billion of unsecured notes under this registration statement.

     EOP Partnership and Equity Office filed a shelf registration statement, which was declared effective by the SEC on July 19, 2001, relating to the issuance from time to time of up to an additional $3.0 billion of unsecured debt securities of EOP Partnership and warrants exercisable for debt securities in amounts, at initial prices and on terms to be determined at the time of the offering plus up to $4.0 billion of guarantees by Equity Office. The $1.0 billion unused portion of the August 2000 registration statement was also added to the June 2001 registration statement. In July 2001, EOP Partnership issued $1.4 billion of unsecured notes under this registration statement, all of which was guaranteed by Equity Office. In February 2002, EOP Partnership issued an additional $500 million of unsecured notes under the June 2001 registration statement, all of which were also guaranteed by Equity Office. As a result of these issuances, $2.1 billion of unsecured debt securities and related guarantees remain available for issuance under the June 2001 shelf registration statement.

Restrictions and Covenants

     The indentures relating to the unsecured notes contain certain financial restrictions and requirements described below. As of December 31, 2001, EOP Partnership was in compliance with each of these financial restrictions and requirements.

     - debt to adjusted total assets may not exceed 0.60:1

     - secured debt to adjusted total assets may not exceed 0.40:1

     - consolidated income available for debt service to annual debt service charge may not be less than 1.50:1; and

     - total unencumbered assets to unsecured debt may not be less than 1.50:1.

NOTE 12 -- MINORITY INTERESTS IN PARTIALLY OWNED PROPERTIES

     Although the financial condition and results of operations of the following Properties are consolidated, there are unaffiliated parties that own an interest in these Properties. These Properties are consolidated since Equity Office owns at least 50% of the respective ownership entities and controls the major decisions regarding the respective Properties. All of the Properties are Office Properties except for Fremont Bayside, an Industrial Property. Equity Office's legal ownership of each Property and its economic interest in each Property is substantially the same.

     The amounts shown below approximate Equity Office's economic ownership interest for the period presented. Cash flow from operations, capital transactions and net income are allocated to the minority interests in accordance with their respective partnership agreements. Equity Office's share of these items is subject to change based on, among other things, the operations of the Property and the timing and amount of capital transactions.

                                                                                       ECONOMIC
                                                                                    INTEREST AS OF
                                                                                     DECEMBER 31,
                                                                  TOTAL RENTABLE    ---------------
OFFICE PROPERTY                                  LOCATION          SQUARE FEET       2001     2000
---------------                              -----------------    --------------    ------    -----
Plaza at La Jolla Village..................  San Diego, CA            635,419        66.7%    66.7%
Park Avenue Tower..........................  New York, NY             568,060        94.0%    94.0%
850 Third Avenue...........................  New York, NY             568,867        94.0%    94.0%
222 Berkley Street.........................  Boston , MA              519,608        91.5%    91.5%
500 Boylston Street........................  Boston, MA               706,864        91.5%    91.5%
120 Montgomery(1)..........................  San Francisco, CA        420,310       100.0%    66.7%
Washington Mutual Tower....................  Seattle, WA            1,211,182        75.0%    75.0%
Norwest Center.............................  San Antonio, TX        1,117,439        75.0%    75.0%
Waters Edge Phase I(2).....................  Los Angeles, CA               --        87.5%      --
2951 28th Street(3)........................  Santa Monica, CA          85,000        98.0%      --
Fremont Bayside(3).........................  Oakland, CA              103,920        90.0%      --
                                                                    ---------
Total......................................                         5,936,669
                                                                    =========

---------------
(1) Equity Office acquired the remaining 33% interest in April 2001.

(2) This property is currently under development.

(3) Acquired in the Spieker Merger.

     Equity Office has additional Properties that are partially owned by unaffiliated parties where Equity Office's approximate economic ownership is 100%.

NOTE 13 -- REDEEMABLE COMMON SHARES

     As of December 31, 2000, 1,717,844 redeemable Common Shares were outstanding which related to Common Shares subject to a put option agreement entered into with an affiliate of the Wright Runstad & Company in connection with the acquisition of certain Properties in December 1997. In September 2001, Equity Office paid approximately $1.4 million in settlement of this put option. Equity Office previously recognized approximately $4.1 million as a total potential payment for the put option exercise between the period from August 1999 to August 2000. The difference of approximately $2.7 million between the $4.1 million previously recognized and the $1.4 million actually paid was recognized as a put option settlement.

NOTE 14 -- SHAREHOLDERS' EQUITY

Common Shares

     The following table presents the changes in the issued and outstanding Common Shares since January 1, 2000 (excluding 56,490,302 Units and 42,060,891 Units outstanding at December 31, 2001 and 2000, respectively, which are convertible into Common Shares on a one-for-one basis, or the cash equivalent thereof, subject to certain restrictions):

                                                               FOR THE YEARS ENDED
                                                                   DECEMBER 31,
                                                            --------------------------
                                                               2001           2000
                                                            -----------    -----------
Outstanding at January 1,.................................  305,248,752    249,864,590
  Common Shares issued in the Spieker Merger..............  101,520,398             --
  Common Shares issued in the Cornerstone Merger..........           --     51,168,041
  Share options exercised.................................    3,282,003      3,592,769
  Units redeemed for Common Shares........................    2,172,016      4,825,210
  Conversion of redeemable Common Shares..................    1,717,844             --
  Restricted shares and share awards issued/cancelled,
     net..................................................      558,666        528,300
  Common Shares issued through the Dividend Reinvestment
     Program..............................................       34,989          4,695
  Redemption of Series B Preferred Shares into Common
     Shares...............................................       14,005             --
  Common Shares issued for payment of Board of Trustees
     fees.................................................           --          7,647
  Repurchases(1)..........................................           --     (4,742,500)
                                                            -----------    -----------
Outstanding at December 31,...............................  414,548,673    305,248,752
                                                            ===========    ===========

---------------

(1) Pursuant to a previously enacted share repurchase plan, 4,742,500 Common Shares were repurchased and retired between January and February 2000 at an average share price of $25.27, for approximately $119.8 million in the aggregate. In February 2000, Equity Office suspended its share repurchase plan in anticipation of the Cornerstone Merger.

Distributions

     Distributions are declared and paid quarterly to Common Share holders as of the record dates of each declaration. The current quarterly distribution is $0.50 per Common Share. For the years ended December 31, 2001, 2000 and 1999, the per share distributions were $1.90, $1.74 and $1.58, respectively.

Preferred Shares

     Listed below is a summary of Equity Office's preferred shares. The preferred shareholders are entitled to receive, when and as authorized by the Board of Trustees of Equity Office, cumulative preferential cash distributions. Equity Office may redeem the preferred shares at certain dates in whole or in part at a cash redemption price equal to the redemption preference plus all accrued unpaid dividends to the date fixed for redemption.

                                                           CURRENT            QUARTERLY
                          ANNUAL      LIQUIDATION          BALANCE           DISTRIBUTION
                       DISTRIBUTION   PREFERENCE         OUTSTANDING            AMOUNT      DISTRIBUTION
SERIES                     RATE        PER SHARE    (DOLLARS IN THOUSANDS)    PER SHARE      FREQUENCY
------                 ------------   -----------   ----------------------   ------------   ------------
A....................      8.98%        $25.00             $199,850           $  .56125      Quarterly
B(1).................      5.25%         50.00              299,500              .65625      Quarterly
C....................     8.625%         25.00              114,073            .5390625      Quarterly
D(2).................         --            --                   --                  --      Quarterly
E(2).................     7.875%         25.00              150,000            .4921875      Quarterly
F(2).................       8.0%         25.00              100,000                 .50      Quarterly


                             EQUITY OFFICE'S
                                VOLUNTARY           MATURITY
SERIES                       REDEMPTION DATE          DATE
------                       ---------------        ---------
A....................  on or after 6/15/2002        Perpetual
B(1).................  2/15/2003 through 2/15/2008  2/15/08
C....................  on or after 12/8/2003        Perpetual
D(2).................  --
E(2).................  on or after 10/10/2002       Perpetual
F(2).................  on or after 6/4/2003         Perpetual

     The annual per share distributions are as follows:

                                                        DISTRIBUTIONS PER SHARE
                                                   ----------------------------------
                                                    FOR THE YEARS ENDED DECEMBER 31,
                                                   ----------------------------------
                                                      2001         2000        1999
                                                   ----------    --------    --------
Series A.........................................  $    2.245    $  2.245    $  2.245
Series B.........................................  $    2.625    $  2.625    $  2.625
Series C.........................................  $  2.15625    $2.15625    $2.15625
Series D(2)......................................  $0.8728125          --          --
Series E.........................................  $ 0.984375          --          --
Series F.........................................  $     1.00          --          --

---------------

(1) The Series B Preferred Shares are convertible at any time by the holder into Common Shares at a conversion price of $35.70 per share. These shares are non-callable for five years with a mandatory call on February 15, 2008.

(2) The Series D, E and F preferred shares were issued in connection with the Spieker Merger. In November 2001, Equity Office redeemed all of its 4,250,000 outstanding 9.45% Cumulative Redeemable Series D Preferred Shares at a redemption price of $25.00 per share, plus accrued and unpaid distributions for the period from October 1, 2001 to the redemption date of $0.2821875 per share, or an aggregate redemption price of approximately $107.4 million.

     In March 2001, a holder of 10,000 Series B Preferred Shares exercised its right to convert its Series B Preferred Shares into 14,005 Common Shares.

     In January 2000, Equity Office repurchased 6,000 Series A Cumulative Redeemable Preferred Shares and 37,100 Series C Cumulative Redeemable Preferred Shares at an average share price of $20.66 for approximately $0.9 million in the aggregate and the shares were retired. The difference between the share repurchase amount and the carrying amount of the preferred shares was classified as a preferred distribution in the consolidated statement of operations for the year ended December 31, 2000.

NOTE 15 -- FUTURE MINIMUM RENTS

     Future minimum rental receipts due on noncancelable operating leases at the Office Properties and Industrial Properties as of December 31, 2001 were as follows:

YEAR                                                 DOLLARS IN THOUSANDS
----                                                 --------------------
2002...............................................      $ 2,634,672
2003...............................................        2,367,972
2004...............................................        2,050,712
2005...............................................        1,714,897
2006...............................................        1,338,228
Thereafter.........................................        4,321,143
                                                         -----------
Total..............................................      $14,427,624
                                                         ===========

     Equity Office is subject to the usual business risks associated with the collection of the above scheduled rents. The future minimum rental receipts due on noncancelable operating leases from Equity Office's investment in unconsolidated joint ventures are not included in the above schedule.

NOTE 16 -- FUTURE MINIMUM LEASE PAYMENTS

     Certain Office Properties and Industrial Properties are subject to ground leases. Certain of these leases are subject to rental increases based upon the appraised value of the Property at specified dates or certain financial calculations based on the operations of the respective Property. Future minimum lease obligations under these noncancelable leases as of December 31, 2001 were as follows:

YEAR                                                 DOLLARS IN THOUSANDS
----                                                 --------------------
2002...............................................       $   18,954
2003...............................................           18,971
2004...............................................           16,472
2005...............................................           16,114
2006...............................................           15,844
Thereafter.........................................        1,005,652
                                                          ----------
Total..............................................       $1,092,007
                                                          ==========

     Rental expense for the years ended December 31, 2001, 2000 and 1999 was approximately $19.9 million, $12.8 million and $10.6 million, respectively.

NOTE 17 -- EXTRAORDINARY ITEMS

     The $10.4 million extraordinary loss in 2001 consisted of a $5.0 million prepayment penalty and the write-off of approximately $4.4 million of unamortized mark-to-market adjustments relating to the prepayment of $185 million of mortgage debt (see "Note 22 -- Related Party Transactions, subfootnote (1)", for a discussion of the involvement of certain related parties in this transaction) and the repayment of approximately $32.6 million of mortgage debt on parking facilities sold. The remaining $1.0 million related to costs on certain Office Properties located in Seattle, Washington as a result of the earthquake in February 2001. The extraordinary loss of approximately $1.8 million and $10.5 million in 2000 and 1999, respectively, related to the write-off of unamortized deferred loan costs and unamortized discounts and premiums and pre-payment penalties related to the early extinguishment of debt in those years.

NOTE 18 -- EARNINGS PER SHARE

     The following table sets forth the computation of basic and diluted earnings per Common Share and common share equivalent:

                                                                    FOR THE YEARS ENDED DECEMBER 31,
                                                              ---------------------------------------------
                                                                  2001            2000            1999
                                                              -------------   -------------   -------------
                                                              (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
NUMERATOR:
  Net income available for Common Shares before net gain on
    sales of real estate, extraordinary items and cumulative
    effect of a change in accounting principle..............  $    493,650    $    392,198    $    332,979
  Net gain on sales of real estate (excluding allocation to
    minority interests of $1,473 for the year ended December
    31, 2000)...............................................        81,662          34,540          59,661
  Extraordinary items.......................................       (10,374)         (1,802)        (10,548)
  Cumulative effect of a change in accounting principle.....        (1,142)             --              --
                                                              ------------    ------------    ------------
  Numerator for basic earnings per share -- net income
    available for Common Shares.............................       563,796         424,936         382,092
  Net income allocated to minority interests in EOP
    Partnership.............................................        76,249          59,376          48,172
                                                              ------------    ------------    ------------
  Numerator for diluted earnings per share -- net income
    available for Common Shares and common share
    equivalents.............................................  $    640,045    $    484,312    $    430,264
                                                              ============    ============    ============

                                                                    FOR THE YEARS ENDED DECEMBER 31,
                                                              ---------------------------------------------
                                                                  2001            2000            1999
                                                              -------------   -------------   -------------
                                                              (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
DENOMINATOR:
  Denominator for net income available per weighted average
    Common Share outstanding -- basic.......................   360,026,097     277,186,733     256,045,895
                                                              ------------    ------------    ------------
  Effect of dilutive securities:
    Redemption of Units for Common Shares...................    48,893,485      38,880,961      32,280,652
    Share options, put options and restricted shares........     3,067,315       2,929,713       2,830,657
                                                              ------------    ------------    ------------
  Common Share equivalents..................................    51,960,800      41,810,674      35,111,309
                                                              ------------    ------------    ------------
  Denominator for net income available per weighted average
    Common Share and Common Share equivalent outstanding --
    diluted.................................................   411,986,897     318,997,407     291,157,204
                                                              ============    ============    ============
NET INCOME AVAILABLE PER WEIGHTED AVERAGE COMMON SHARE
  OUTSTANDING -- BASIC:
  Net income before net gain on sales of real estate,
    extraordinary items and cumulative effect of a change in
    accounting principle, net of minority interests.........  $       1.40    $       1.43    $       1.32
  Net gain on sales of real estate, net of minority
    interests...............................................          0.20            0.11            0.21
  Extraordinary items, net of minority interests............         (0.03)          (0.01)          (0.04)
  Cumulative effect of a change in accounting principle, net
    of minority interests...................................            --              --              --
                                                              ------------    ------------    ------------
  Net income available per weighted average Common Share
    outstanding -- basic....................................  $       1.57    $       1.53    $       1.49
                                                              ============    ============    ============
NET INCOME AVAILABLE PER WEIGHTED AVERAGE COMMON SHARE AND
  COMMON SHARE EQUIVALENT OUTSTANDING -- DILUTED:
  Net income before net gain on sales of real estate,
    extraordinary items and cumulative effect of a change in
    accounting principle....................................  $       1.38    $       1.42    $       1.31
  Net gain on sales of real estate..........................          0.20            0.11            0.20
  Extraordinary items.......................................         (0.03)          (0.01)          (0.03)
  Cumulative effect of a change in accounting principle.....            --              --              --
                                                              ------------    ------------    ------------
  Net income available per weighted average Common Share and
    Common Share equivalent outstanding -- diluted..........  $       1.55    $       1.52    $       1.48
                                                              ============    ============    ============

     The following securities were not included in the computation of diluted earnings per Common Share and common share equivalent since they would have an antidilutive effect:

                                                                FOR THE YEAR ENDED DECEMBER 31,
                                           WEIGHTED AVERAGE   ------------------------------------
ANTIDILUTIVE SECURITIES                     EXERCISE PRICE       2001         2000         1999
-----------------------                    ----------------   ----------   ----------   ----------
Share options............................      $30.350         4,849,148           --           --
Share options............................      $30.250                --    3,019,089           --
Share options............................      $30.040                --           --    3,435,762
Series B Preferred Shares................      $35.700         5,990,000    6,000,000    6,000,000
Warrants.................................      $39.375         5,000,000    5,000,000    5,000,000
                                                              ----------   ----------   ----------
          Total..........................                     15,839,148   14,019,089   14,435,762
                                                              ==========   ==========   ==========

     For additional disclosures regarding employee share options and restricted shares, see Note 23--Share Option Plan and Share Award Plan.

NOTE 19 -- SEGMENT INFORMATION

     As discussed in Note 1, Equity Office's primary business is the ownership and operation of Office Properties. Management operates each Office Property as an individual operating segment and has aggregated these operating segments into a single operating segment for financial reporting purposes due to the fact that the individual operating segments have similar economic characteristics. Equity Office's long-term tenants are in a variety of businesses, and no single tenant is significant to Equity Office's business. The property operating revenues generated at the "Corporate and Other" segment consists of revenues earned by the Industrial Properties and the stand-alone parking facilities. The "Other revenues" generated at the "Corporate and Other" segment consist primarily of fee income from the management of office properties owned by third parties and interest and dividend income on various investments.

                                                           FOR THE YEAR ENDED DECEMBER 31, 2001
                                                       ---------------------------------------------
                                                            OFFICE         CORPORATE
                                                          PROPERTIES       AND OTHER    CONSOLIDATED
                                                       -----------------   ----------   ------------
                                                                  (DOLLARS IN THOUSANDS)
Property operating revenues..........................     $ 3,023,295      $   51,536   $ 3,074,831
Property operating expenses..........................        (975,975)        (10,658)     (986,633)
                                                          -----------      ----------   -----------
  Net operating income...............................       2,047,320          40,878     2,088,198
                                                          -----------      ----------   -----------
Adjustments to arrive at net income:
  Other revenues.....................................           3,713          51,604        55,317
  Interest expense(1)................................        (197,624)       (530,627)     (728,251)
  Depreciation and amortization......................        (556,730)        (24,110)     (580,840)
  Ground rent........................................         (16,928)             --       (16,928)
  General and administrative.........................             (10)       (109,662)     (109,672)
  Impairment on securities and other investments.....              --        (132,684)     (132,684)
  Impairment on assets held for sale.................              --          (2,536)       (2,536)
                                                          -----------      ----------   -----------
  Total adjustments to arrive at net income..........        (767,579)       (748,015)   (1,515,594)
                                                          -----------      ----------   -----------
Income before income taxes, allocation to minority
  interests, income from investment in unconsolidated
  joint ventures, net gain on sales of real estate,
  extraordinary items and change in accounting
  principle..........................................       1,279,741        (707,137)      572,604
Income taxes.........................................          (1,876)         (6,961)       (8,837)
Minority interests...................................          (8,685)        (76,249)      (84,934)
Income from investment in unconsolidated joint
  ventures...........................................          67,216           1,987        69,203
Net gain on sales of real estate and extraordinary
  items..............................................          12,623          58,665        71,288
Cumulative effect of change in accounting
  principle..........................................          (1,142)             --        (1,142)
                                                          -----------      ----------   -----------
Net income...........................................     $ 1,347,877      $ (729,695)  $   618,182
                                                          ===========      ==========   ===========
Investment in unconsolidated joint ventures..........     $ 1,239,608      $   81,519   $ 1,321,127
                                                          ===========      ==========   ===========
Capital and tenant improvements......................     $   325,215      $   34,850   $   360,065
                                                          ===========      ==========   ===========
  Total Assets.......................................     $24,695,702      $1,112,720   $25,808,422
                                                          ===========      ==========   ===========

                                                             FOR THE YEAR ENDED DECEMBER 31, 2000
                                                         --------------------------------------------
                                                              OFFICE         CORPORATE
                                                            PROPERTIES       AND OTHER   CONSOLIDATED
                                                         -----------------   ---------   ------------
                                                                    (DOLLARS IN THOUSANDS)
Property operating revenues............................     $ 2,190,903      $  26,243   $ 2,217,146
Property operating expenses............................        (746,217)        (7,778)     (753,995)
                                                            -----------      ---------   -----------
  Net operating income.................................       1,444,686         18,465     1,463,151
                                                            -----------      ---------   -----------
Adjustments to arrive at net income:
  Other revenues.......................................           3,615         43,482        47,097
  Interest expense(1)..................................        (166,730)      (359,057)     (525,787)
  Depreciation and amortization........................        (415,531)       (20,886)     (436,417)
  Ground rent..........................................          (9,994)           (18)      (10,012)
  General and administrative...........................            (177)       (88,519)      (88,696)
                                                            -----------      ---------   -----------
     Total adjustments to arrive at net income.........        (588,817)      (424,998)   (1,013,815)
                                                            -----------      ---------   -----------
Income before income taxes, allocation to minority
  interests, income from investment in unconsolidated
  joint ventures, net gain on sales of real estate and
  extraordinary items..................................         855,869       (406,533)      449,336
Income taxes...........................................          (1,696)        (1,023)       (2,719)
Minority interests.....................................          (5,385)       (60,834)      (66,219)
Income from investment in unconsolidated joint
  ventures.............................................          53,189          3,062        56,251
Net gain on sales of real estate and extraordinary
  items................................................          13,049         21,162        34,211
                                                            -----------      ---------   -----------
Net income.............................................     $   915,026      $(444,166)  $   470,860
                                                            ===========      =========   ===========
Investment in unconsolidated joint ventures............     $ 1,104,525      $  60,088   $ 1,164,613
                                                            ===========      =========   ===========
Capital and tenant improvements........................     $   270,259      $  23,452   $   293,711
                                                            ===========      =========   ===========
     Total Assets......................................     $18,182,977      $ 611,276   $18,794,253
                                                            ===========      =========   ===========

                                                           FOR THE YEAR ENDED DECEMBER 31, 1999
                                                           -------------------------------------
                                                             OFFICE     CORPORATE
                                                           PROPERTIES   AND OTHER   CONSOLIDATED
                                                           ----------   ---------   ------------
                                                                  (DOLLARS IN THOUSANDS)
Property operating revenues..............................  $1,881,820   $  37,236    $1,919,056
Property operating expenses..............................    (654,971)     (7,905)     (662,876)
                                                           ----------   ---------    ----------
  Net operating income...................................   1,226,849      29,331     1,256,180
                                                           ----------   ---------    ----------
Adjustments to arrive at net income:
  Other revenues.........................................       5,282      17,905        23,187
  Interest expense(1)....................................    (129,021)   (284,974)     (413,995)
  Depreciation and amortization..........................    (345,458)    (13,531)     (358,989)
  Ground rent............................................      (6,836)        (51)       (6,887)
  General and administrative.............................        (181)    (80,090)      (80,271)
                                                           ----------   ---------    ----------
     Total adjustments to arrive at net income...........    (476,214)   (360,741)     (836,955)
                                                           ----------   ---------    ----------
Income before income taxes, allocation to minority
  interests, income from investment in unconsolidated
  joint ventures, net gain on sales of real estate and
  extraordinary items....................................     750,635    (331,410)      419,225
Income taxes.............................................        (234)       (422)         (656)
Minority interests.......................................      (1,518)    (48,635)      (50,153)
Income from investment in unconsolidated joint
  ventures...............................................      11,779       2,045        13,824
Net gain on sales of real estate and extraordinary
  items..................................................      49,343        (230)       49,113
                                                           ----------   ---------    ----------
Net income...............................................  $  810,005   $(378,652)   $  431,353
                                                           ==========   =========    ==========
Capital and tenant improvements..........................  $  267,637   $  29,859    $  297,496
                                                           ==========   =========    ==========

---------------
(1) Interest expense for the Office Properties does not include allocation of interest expense on the unsecured notes or the line of credit.

NOTE 20 -- PRO FORMA STATEMENT OF OPERATIONS (UNAUDITED)

     The pro forma data presented below are included to illustrate the effect on Equity Office's operations as a result of the Spieker Merger and the $1.4 billion unsecured notes offering that occurred in July 2001 as if they had happened on January 1, 2000. The pro forma condensed combined statements of operations have been prepared by management of Equity Office and do not purport to be indicative of the results which actually would have been obtained had the Spieker Merger and such notes offering been completed on January 1, 2000 or which may be obtained in the future.

                                                                   FOR THE YEARS ENDED
                                                                      DECEMBER 31,
                                                              -----------------------------
                                                                  2001            2000
                                                              -------------   -------------
                                                              (DOLLARS IN THOUSANDS, EXCEPT
                                                                     PER SHARE DATA)
Total revenues..............................................   $3,571,100      $3,033,656
                                                               ==========      ==========
Net income from continuing operations before extraordinary
  items and cumulative effect of a change in accounting
  principle available for Common Shares(a)..................   $  647,900      $  693,224
                                                               ==========      ==========
Net income from continuing operations before extraordinary
  items and cumulative effect of a change in accounting
  principle per weighted average Common Share
  outstanding -- basic......................................   $     1.57      $     1.83
                                                               ==========      ==========
Weighted average Common Shares outstanding -- basic.........      412,148         379,779
                                                               ==========      ==========
Net income from continuing operations before extraordinary
  items and cumulative effect of a change in accounting
  principle per weighted average Common Share and Common
  Share equivalents outstanding -- diluted..................   $     1.56      $     1.81
                                                               ==========      ==========
Weighted average Common Shares and Common Share equivalents
  outstanding -- diluted....................................      472,764         438,876
                                                               ==========      ==========

---------------
(a) Included in these amounts is approximately $133.6 million and $176.1 million of net gains on sales of real estate for the years ended December 31, 2001 and 2000, respectively.

NOTE 21 -- QUARTERLY DATA (UNAUDITED)

     Quarterly data for the last two years are presented in the tables below:

                                                FOR THE THREE MONTHS ENDED
                                   -----------------------------------------------------
                                    12/31/01       9/30/01       6/30/01       3/31/01
                                   -----------   -----------   -----------   -----------
                                       (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
Total Revenues...................  $   901,380   $   893,655   $   668,897   $   666,216
                                   ===========   ===========   ===========   ===========
Income before income taxes,
  allocation to minority
  interests, income from
  investment in unconsolidated
  joint ventures, net gain on
  sales of real estate,
  extraordinary items and
  cumulative effect of a change
  in accounting principle........  $    80,209   $   217,082   $   136,805   $   138,508
                                   ===========   ===========   ===========   ===========
Extraordinary items..............  $   (10,374)  $        --   $        --   $        --
                                   ===========   ===========   ===========   ===========
Cumulative effect of a change in
  accounting principle...........  $        --   $        --   $        --   $    (1,142)
                                   ===========   ===========   ===========   ===========
Net income.......................  $   134,892   $   217,371   $   134,179   $   131,740
                                   ===========   ===========   ===========   ===========
Net income available for Common
  Shares.........................  $   117,862   $   201,776   $   123,302   $   120,856
                                   ===========   ===========   ===========   ===========
Net income available per weighted
  average Common Share
  outstanding -- basic...........  $      0.29   $      0.49   $      0.40   $      0.39
                                   ===========   ===========   ===========   ===========
Net income available per weighted
  average Common Share and common
  share equivalent
  outstanding -- diluted.........  $      0.28   $      0.49   $      0.40   $      0.39
                                   ===========   ===========   ===========   ===========
Weighted average Common Shares
  outstanding -- basic...........  412,802,827   410,524,016   308,375,083   306,971,084
                                   ===========   ===========   ===========   ===========
Weighted average Common Shares
  and common share equivalents
  outstanding -- diluted.........  472,169,227   471,009,101   351,519,782   351,400,853
                                   ===========   ===========   ===========   ===========

                                                FOR THE THREE MONTHS ENDED
                                   -----------------------------------------------------
                                    12/31/00       9/30/00       6/30/00       3/31/00
                                   -----------   -----------   -----------   -----------
                                       (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
Total Revenues...................  $   657,215   $   641,301   $   496,852   $   468,875
                                   ===========   ===========   ===========   ===========
Income before income taxes,
  allocation to minority
  interests, income from
  investment in unconsolidated
  joint ventures, net gain on
  sales of real estate and
  extraordinary items............  $   122,115   $   119,957   $   105,539   $   101,725
                                   ===========   ===========   ===========   ===========
Extraordinary items..............  $      (927)  $        --   $      (264)  $      (611)
                                   ===========   ===========   ===========   ===========
Net income.......................  $   116,309   $   114,968   $   136,248   $   103,335
                                   ===========   ===========   ===========   ===========
Net income available for Common
  Shares.........................  $   105,425   $   103,569   $   124,334   $    91,608
                                   ===========   ===========   ===========   ===========
Net income available per weighted
  average Common Share
  outstanding -- basic...........  $      0.35   $      0.34   $      0.49   $      0.37
                                   ===========   ===========   ===========   ===========
Net income available per weighted
  average Common Share and Common
  Share equivalent
  outstanding -- diluted.........  $      0.35   $      0.34   $      0.48   $      0.37
                                   ===========   ===========   ===========   ===========
Weighted average Common Shares
  outstanding -- basic...........  304,718,883   301,594,208   254,186,184   247,695,287
                                   ===========   ===========   ===========   ===========
Weighted average Common Shares
  and Common Share equivalents
  outstanding -- diluted.........  350,738,516   349,494,261   291,674,501   283,568,648
                                   ===========   ===========   ===========   ===========

NOTE 22 -- RELATED PARTY TRANSACTIONS

     Related parties provide various services to Equity Office. Fees and reimbursements paid to related parties for the years ended December 31, 2001, 2000 and 1999 were as follows (there was approximately $0.1 million and $0 payable to related parties as of December 31, 2001 and 2000, respectively):

                                                          PAID IN YEARS ENDED DECEMBER 31,
                                                          ---------------------------------
                                                            2001        2000        1999
                                                          ---------   ---------   ---------
                                                               (DOLLARS IN THOUSANDS)
Interest and prepayment penalty on mortgage notes(1)....   $22,256     $ 7,183     $    --
Development fees(2).....................................    11,255       3,770          --
Office rent(3)..........................................     2,964       2,601       2,820
Development, management and leasing fees(4).............        --       8,090       5,102
Insurance reimbursements and brokerage fees(5)..........        --          --       3,494
Legal fees and expenses (6).............................        --          --       2,330
Administrative, accounting and consulting services(7)...        --          --         715
                                                           -------     -------     -------
          Total.........................................   $36,475     $21,644     $14,461
                                                           =======     =======     =======

---------------
(1) In connection with the Cornerstone Merger, $250 million of mortgage debt was assumed on certain properties payable to Stichting Pensioenfonds Voor de Gezondheid, Geestelijke en Maatcschappellijke Belangen ("PGGM"), of which Jan H.W.R. van der Vlist, a trustee of Equity Office, is a director of real estate. In October 2000, Equity Office repaid $65 million of mortgage debt encumbering one of the Properties, TransPotomac Plaza 5, upon its maturity. In 2001, the remaining $185 million of mortgage debt encumbering several properties was prepaid. As a result of the prepayment, Equity Office paid a $5.0 million prepayment penalty to PGGM.

(2) Equity Office and Wilson Investors ("WI") entered into a joint venture agreement to form Wilson/Equity Office, LLC ("W/EO") for the purpose of developing, constructing, leasing and managing developments in northern California. W/EO is owned 49.9% by Equity Office and 50.1% by WI. William Wilson III, a trustee of Equity Office, through his ownership of WI, owns approximately 22% of W/EO (and approximately 30% of any promote to which WI is entitled under the joint venture agreement). Equity Office has agreed to loan up to $25 million to WI for its required contribution to W/EO at a 15% return per annum. The current outstanding balance of this loan as of December 31, 2001 is approximately $12.0 million of principal and $2.0 million of accrued interest. Equity Office's investment in W/EO as of December 31, 2001 is approximately $32.3 million, which includes an allocation of 2001 income of approximately $0.2 million. In 2000, Equity Office was allocated a net loss of approximately $0.7 million on its investment in W/EO.

    Equity Office has created or anticipates creating joint ventures with W/EO, certain of which include unaffiliated parties, for the purpose of developing office properties. The total square footage that may be developed is approximately 1.7 million and the total projected estimated cost, including Equity Office's, WI's and any unaffiliated party's share, to complete the developments is approximately $600.7 million. Equity Office's share of the cost incurred to date for the properties under development with W/EO is approximately $165.9 million. William Wilson III did not, in his capacity as trustee, approve the foregoing arrangements with Equity Office.

(3) Equity Office leases office space at Two North Riverside Plaza, Chicago, Illinois from Two North Riverside Joint Venture, a partnership composed of trusts established for the benefit of the families of Samuel Zell and Robert Lurie, a deceased former business partner of Mr. Zell. Mr. Zell is the Chairman of the Board of Equity Office. Equity Office paid approximately $3.0 million, $2.6 million and $2.8 million during 2001, 2000 and 1999, respectively, to Two North Riverside Plaza Joint Venture and its affiliates for such office space.

(4) H. Jon Runstad, a former trustee who resigned in July 2000, is a principal of Wright Runstad & Company, the general partner of Wright Runstad Associates Limited Partnership ("WRALP"), which provides property management, leasing and development services. Equity Office owns a 30% limited partnership interest in WRALP. During 2000 and 1999, Equity Office received distributions of approximately $9.7 million and $2.7 million, respectively, from WRALP. Since December 1997, affiliates of WRALP served as the co-property manager with Equity Office and leasing agent for certain Office Properties acquired in December 1997 from WRALP and for several other Office Properties. In addition to the amounts paid above to WRALP for development and management fees, leasing commissions and related expense reimbursements with respect to some of our Properties, an additional $5.0 million and $4.7 million was paid during 2000 and 1999, respectively, to WRALP for the reimbursement of salaries of personnel in connection with such management services.

    WRALP owned a 20% interest and Equity Office owned an 80% interest in Sunset North Corporate Campus, a three-building office complex located in Bellevue, Washington. WRALP served as developer of the project. In June 2000, Equity Office acquired the interest held by WRALP at a price based on a formula set forth in the joint venture agreement.

    WRALP owns a 20% interest and Equity Office owns an 80% interest in Key Center, an Office Property located in Bellevue, Washington. WRALP served as developer of the project and currently serves as co-property manager with Equity Office and the leasing agent.

    In September 2000, Equity Office purchased the World Trade Center East located in Seattle, Washington, from WRALP. WRALP served as the developer of the project.

    In accordance with the agreement governing the investment in WRALP, Equity Office agreed to make available to WRALP up to $20.0 million in additional financing or credit support for future development. As of December 31, 2001, no amounts have been funded pursuant to this agreement. However, Equity Office has guaranteed WRALP's line of credit, which has an outstanding balance of approximately $13.5 million as of December 31, 2001.

    Wright Runstad & Company leases space in certain Office Properties. The terms of the leases are consistent with terms of unaffiliated tenants' leases. Total rents and other amounts paid by Wright Runstad & Company under its lease were approximately $0.5 million and $0.3 million for the years ended December 31, 2000 and 1999, respectively.

    As mentioned above, Mr. Runstad resigned as a trustee of Equity Office in July 2000. Transactions with WRALP after that date are no longer considered related party transactions.

(5) Represents amounts paid to EGI Risk Services, Inc. for reimbursement of property insurance premiums to an affiliated company and fees for risk management services, including reviewing, obtaining and/or researching various insurance policies. EGI Risk Services, Inc. was a wholly owned subsidiary of Equity Group Investments, L.L.C. ("EGI"), of which Mr. Samuel Zell, Equity Office's chairman, is the Chairman of the Board. Effective October 1, 1999, Equity Office no longer utilized the services provided by EGI Risk Services, Inc., and its employees have become employees of Equity Office.

(6) Represents amounts primarily paid to Rosenberg & Liebentritt, P.C., a law firm, for legal fees and expenses incurred in connection with acquisition, corporate and leasing activity. A trustee of Equity Office was a principal of this law firm until September 1, 1997. In 1999, Rosenberg & Liebentritt, P.C. dissolved and, as a result, no longer provides legal services to Equity Office.

(7) During 1999, fees were paid to the EGI for miscellaneous consulting services.

     In connection with the Cornerstone Merger, Equity Office paid $5.0 million to John S. Moody to enter into a non-compete agreement. Mr. Moody became a trustee of Equity Office at the time of the Cornerstone Merger and is the former president and chief executive officer of Cornerstone.

     Equity Office acquired Palo Alto Square, an Office Property located in Palo Alto, California, on October 1, 1999 from a private investment partnership controlled by Mr. Samuel Zell. The acquisition was funded primarily through the issuance of 1,035,389 Units valued at $23.64 per Unit, for a total of approximately $24.5 million, and the assumption of $53.2 million in debt.

     As described in Note 6, Equity Office owns preferred shares of Capital Trust, Inc. Mr. Zell is Chairman of the Board of Capital Trust, Inc.

Access Holdings

     Under applicable REIT tax rules in effect before January 1, 2001, certain non-customary services had to be provided by an "independent contractor," and Equity Office was prohibited under the REIT tax rules from deriving any income from the provision of those services. Pursuant to legislation adopted in 1999, effective January 1, 2001, these rules were changed to permit most REITs, including Equity Office, to provide services to tenants through a taxable REIT subsidiary. In addition, under the REIT tax rules in effect, Equity Office was prohibited from owning more that 10% of the voting stock of a corporation. Effective January 1, 2001, a REIT can own without limit voting stock of a corporation that is a taxable REIT subsidiary.

     In October 2000, five executive officers of Equity Office organized Access Holdings Company, L.L.C. and on August 2000 organized its sister company, AHC II, L.L.C., which Equity Office refer to collectively as "Access Holdings," to provide or arrange for services for tenants that Equity Office could not provide under the REIT tax rules then in effect and to make certain investments that Equity Office was precluded from making under the REIT rules then in effect. Equity Office made loans totaling approximately $2.3 million in the aggregate at an annual interest rate of 7.0% to certain executive officers of Equity Office to finance their investment in Access Holdings. Of this amount, approximately $0.3 million was used by Access Holdings to purchase the voting interests in various tenant service and management companies owned by affiliates of Mr. Zell and the balance was used to operate Access Holdings. In consideration of the assumption of an outstanding capitalization note in the principal amount of $1.0 million payable by certain affiliates of Mr. Zell to EOP Office Company, Access Holdings also acquired the voting interest in EOP Office Company. EOP Office Company holds various assets, including 109,987 Units, a 10.2% interest in the Sunset North Property and a 30% interest in WRALP.

     In connection with the formation of Access Holdings, Equity Office entered into an option agreement with Access Holdings under which Access Holdings granted Equity Office the right on or after January 1, 2001 to acquire its assets, subject to its liabilities. Equity Office also granted to Access Holdings the right to sell its assets to Equity Office for a period of five years from the date of the tax law change. Neither Equity Office nor Access Holdings was obligated to exercise its respective contractual rights, and there was no assurance prior to January 1, 2001 that either would do so. The parties also entered into marketing and cost-sharing agreements pursuant to which Access Holdings paid an affiliate a total of $1.8 million during 2000. In 2001, Equity Office determined that it was in Equity Office's best interests to exercise its option to acquire the assets of Access Holdings and, accordingly, submitted the matter to the Conflicts Committee of Equity Office's Board of Trustees. The Conflicts Committee engaged the services of a third party to perform a valuation analysis of the assets and liabilities of Access Holdings for purposes of calculating the applicable purchase price under the option agreements. That firm delivered its valuation report and, in reliance on such report and on other factors it considered to be relevant, the Conflicts Committee approved the exercise of the option effective as of January 1, 2001 at a purchase price equal to the fair market value of the assets plus the assumption of liabilities and determined the applicable purchase prices under the option agreements to be as follows: (a) $2.3 million for the assets of Access Holdings Company, L.L.C., plus assumption of liabilities of $1.4 million; and (b) $0.2 million for the assets of AHC II Company, L.L.C., plus the assumption of liabilities of $0.1 million. The executive officers of Equity Office repaid their loans from Equity Office, collectively totaling approximately $2.3 million, using a portion of the purchase price paid by Equity Office for the assets of Access Holdings. These executive officers each earned a profit of approximately $52,000 on their investment in Access Holdings.

     As a result of these transactions, Equity Office now owns interests through its subsidiaries in several newly organized tenant service entities, interests in certain real properties and minority voting securities of certain former non-controlled subsidiaries engaged in real estate, insurance and management businesses.

Amounts Received from Related Parties

     Allied Riser Communications Corporation (a communications services provider of which a private investment entity controlled by Mr. Zell had an investment), Equity Residential Properties Trust and Warren E. Spieker, Jr., a trustee of Equity Office, separately leased office space in certain Office Properties. Total rents and other amounts paid by these related parties under the terms of their respective leases were approximately $1.6 million, $1.2 million and $1.2 million for the years ended December 31, 2001, 2000 and 1999, respectively.

     Equity Office has entered into third-party management contracts and a licensing agreement to manage and license space at certain Properties owned or controlled by affiliates of Mr. Zell. Income recognized by Equity Office for providing these management services during 2001 was approximately $1.5 million.

     In addition, Equity Office provided real estate tax consulting and risk management services to related parties for which it received approximately $1.7 million, $1.4 million and $1.2 million during 2001, 2000 and 1999, respectively.

NOTE 23 -- SHARE OPTION PLAN AND SHARE AWARD PLAN

     Equity Office has established the 1997 Share Option and Share Award Plan, as amended (the "Employee Plan"). The purpose of the Employee Plan is to attract and retain highly qualified executive officers, trustees, employees and consultants. Through the Employee Plan, certain officers, trustees, employees and consultants of Equity Office are offered the opportunity to acquire Common Shares pursuant to grants of (i) options to purchase Common Shares ("Options") and (ii) Share Awards (defined below). The Employee Plan is administered by the Compensation and Option Committee (the "Compensation Committee"), which is appointed by the Board of Trustees. The Compensation Committee determines those officers, trustees, key employees and consultants to whom, and the time or times at which, grants of Options and Share Awards will be made. The Compensation Committee interprets the Employee Plan, adopts rules relating thereto and determines the terms and provisions of Options. In 2001, 2000, and 1999 the Common Shares subject to Options and Share Awards under the Employee Plan were limited to 23,733,869, 19,433,472 and 19,621,220, respectively. The maximum aggregate number of Common Shares that may be granted for all rights under the Plan may not exceed 6.8% of the outstanding Common Shares, calculated on a fully diluted basis and determined annually on the first day of each calendar year. No more than one-half of the maximum aggregate number of Common Shares shall be granted as Share Awards. To the extent that Options expire unexercised or are terminated, surrendered or canceled, the Common Shares allocated to such Options become available for future grants under the Plan, unless the Plan has terminated. The Employee Plan will terminate at such time all of the unissued Common Shares reserved for the Plan have been issued. The Board of Trustees may at any time amend or terminate the Employee Plan, but termination will not affect Options and Share Awards previously granted. Any Options or Share Awards which vest prior to any such termination will continue to be exercisable by the holder thereof.

     The Compensation Committee determines the vesting schedule of each Option and the term, which shall not exceed ten years from the date of the grant. As to the Options that have been granted through December 31, 2001, the vesting schedules range from the entire option grant being exercisable as of the grant date to one-third of the Options being exercisable as of the first anniversary of the grant date, an additional one-third being exercisable as of the second anniversary of the grant date and the remaining one-third being exercisable as of the third anniversary of the grant date. The exercise price for all Options under the Employee

Plan shall not be less than the fair market value of the underlying Common Shares at the time the Option is granted.

     Each member of the Board of Trustees receives an annual grant of an Option to purchase 10,000 Common Shares (other than Mr. van der Vlist, who receives a grant of an equivalent share appreciation right exercisable for cash). If an individual becomes a member of the board other than at an annual meeting, he or she is entitled to a prorated Option grant based upon the number of days until the next annual meeting of shareholders. In addition, the Employee Plan permits the issuance of Share Awards to executive officers, trustees and key employees upon such terms and conditions as are determined by the Compensation Committee in its sole discretion. A share award is an award of Common Shares which (i) may be fully vested upon issuance ("Share Awards") or (ii) may be subject to risk of forfeiture under Section 83 of the Internal Revenue Code ("Restricted Share Award"). Generally, members of the Board of Trustees have been granted Share Awards pursuant to the Employee Plan as payment of their board fees. In each case, the number of Share Awards granted to trustees was equal to the dollar value of the fee divided by the fair market value of the shares on the date the fee would have been paid. Restricted Share Awards were granted to certain officers and employees in 2001, 2000 and 1999. The Restricted Share Awards vest over a five-year period as follows: 50% on the third anniversary of the initial grant date; 25% on the fourth anniversary of the initial grant date; and the remaining 25% on the fifth anniversary of the initial grant date.

     Equity Office has elected to apply the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB No. 25") in the computation of compensation expense. Under APB No. 25's intrinsic value method, compensation expense is determined by computing the excess of the market price of the shares over the exercise price on the measurement date. For Options, there is no intrinsic value on the measurement date (or grant date), and no compensation expense is recognized. Financial Accounting Standards Board No. 123 ("FASB No. 123") requires the disclosure of pro forma net income and net income per share as if a fair value based accounting method had been used in the computation of compensation expense. The fair value of the Options computed under FASB No. 123 would be recognized over the vesting period of the Options. The fair value for Options granted in 2001, 2000, and 1999 was estimated at the time the Options were granted using the Black-Scholes option-pricing model with the following weighted average assumptions for 2001, 2000, and 1999, respectively:

ASSUMPTIONS:                                           2001         2000         1999
------------                                          -------      -------      -------
Risk-free interest rate.............................     4.2%         5.1%         6.4%
Dividend yield......................................     6.7%         5.5%         6.8%
Volatility factors of the expected market price of
  the Common Shares.................................     0.21         0.33         0.19
Weighted average expected life of the Options.......  5 years      5 years      5 years

     The Black-Scholes option-pricing model was developed for use in estimating the fair value of trade options, which have no vesting restrictions and are fully transferable. In addition, option-pricing models require the input of highly subjective assumptions, including the expected stock price volatility. Because the Options have characteristics significantly different from traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its Options and may not be representative of the effects on reported net income for future years. For purposes of pro forma disclosures, the estimated fair value of the Options is amortized to expense during the Options' vesting period. The following is the unaudited pro forma information for the years ended December 31, 2001, 2000 and 1999:

                                                              FOR THE YEARS ENDED DECEMBER 31,
                                                              ---------------------------------
                                                                2001        2000        1999
                                                              ---------   ---------   ---------
                                                                   (DOLLARS IN THOUSANDS)
Pro forma net income available to Common Shares before net
  gain on sales of real estate, extraordinary items and
  cumulative effect of change in accounting principle.......  $486,564    $391,331    $330,638
Net gain on sales of real estate, extraordinary items and
  cumulative effect of change in accounting principle.......    70,146      32,738      49,113
                                                              --------    --------    --------
Pro forma net income available to Common Shares.............  $556,710    $424,069    $379,751
                                                              ========    ========    ========

                                                         FOR THE YEARS ENDED DECEMBER 31,
                                                ---------------------------------------------------
                                                     2001              2000              1999
                                                ---------------   ---------------   ---------------
EARNINGS PER SHARE                              BASIC   DILUTED   BASIC   DILUTED   BASIC   DILUTED
------------------                              -----   -------   -----   -------   -----   -------
Pro forma net income available to Common
  Shares before net gain on sales of real
  estate, extraordinary items and cumulative
  effect of change in accounting principle....  $1.38    $1.36    $1.43    $1.41    $1.29    $1.30
Net gain on sales of real estate,
  extraordinary items, and cumulative effect
  of change in accounting principle...........    .17      .17      .10      .10      .19      .17
                                                -----    -----    -----    -----    -----    -----
Pro forma net income per weighted average
  Common Share and Common Share equivalents
  (for diluted) outstanding...................  $1.55    $1.53    $1.53    $1.51    $1.48    $1.47
                                                =====    =====    =====    =====    =====    =====

     The table below summarizes the Option activity of the Employee Plan for the years ended December 31, 2001, 2000 and 1999:

                                                         COMMON SHARES       WEIGHTED AVERAGE
                                                       SUBJECT TO OPTIONS   EXERCISE PRICE PER
                                                           OR AWARDS           COMMON SHARE
                                                       ------------------   ------------------
Balance at December 31, 1998.........................       9,432,784             $24.50
  Options granted....................................       4,677,971              24.88
  Options canceled...................................        (520,314)             24.78
  Options exercised..................................        (128,287)             20.90
                                                           ----------             ------
Balance at December 31, 1999.........................      13,462,154              24.66
  Options granted....................................       3,916,460              23.63
  Options canceled...................................        (572,114)             24.78
  Options exercised..................................      (3,585,129)             22.81
                                                           ----------             ------
Balance at December 31, 2000.........................      13,221,371              24.82
  Options granted....................................       6,785,666              27.26
  Options canceled...................................        (438,681)             27.53
  Options exercised..................................      (3,282,003)             21.89
                                                           ----------             ------
Balance at December 31, 2001.........................      16,286,353             $26.41
                                                           ==========             ======

     The following table summarizes information regarding stock options outstanding at December 31, 2001:

                                            OPTIONS OUTSTANDING                              OPTIONS EXERCISABLE
                          -------------------------------------------------------   -------------------------------------
                                              WEIGHTED-AVERAGE
                             OUTSTANDING         REMAINING                          NUMBER EXERCISABLE
                                 AT           CONTRACTUAL LIFE   WEIGHTED-AVERAGE           AT           WEIGHTED-AVERAGE
RANGE OF EXERCISE PRICES  DECEMBER 31, 2001      (IN YEARS)       EXERCISE PRICE    DECEMBER 31, 2001     EXERCISE PRICE
------------------------  -----------------   ----------------   ----------------   ------------------   ----------------
$12.09 to $19.96......          244,962             6.1               $18.70               244,962            $18.70
$21.00 to $24.62......        7,909,657             7.0                23.02             6,715,282             22.08
$25.06 to $29.06......          598,463             8.0                27.78               407,969             27.83
$29.50 to $29.98......        6,775,871             8.2                29.83             2,004,876             29.50
$30.13 to $33.00......          757,400             6.4                32.64               669,499             32.90
                             ----------             ---               ------            ----------            ------
$12.09 to $33.00......       16,286,353             7.5               $26.41            10,042,588            $24.92
                             ==========             ===               ======            ==========            ======

     As of December 31, 2001, there were 10,042,588 Options at a weighted average exercise price of $24.92 under the Employee Plan that were exercisable and 6,243,765 Options at a weighted average exercise price of $28.81 that were not exercisable. Expiration dates ranged from April 2002 to September 2011. The remaining weighted average contractual life of Options was 7.5 years. The weighted average grant date fair value of Options granted during 2001, 2000 and 1999 was $2.76, $5.63 and $2.91, respectively.

     During 2001 and 2000, there were 602,666 and 555,100 restricted shares issued, respectively. The restricted shares vest over three to five years. The restricted shares issued in 2001 and 2000 were, on average, valued at an average of $20.61 and $23.91 per share, respectively, The restricted shares vest 50% on the third anniversary of the grant date, 25% on the fourth anniversary of the grant date and 25% on the fifth anniversary of the grant date. The value of the restricted shares is amortized to compensation expense on a straight-line basis and included in General and Administrative Expense.

NOTE 24 -- 401(K) PLAN

     The Equity Office Properties Trust Section 401(k) Savings/Retirement Plan (the "401(k) Plan") was established to cover eligible employees of Equity Office and employees of any designated affiliate. The 401(k) Plan permits eligible persons to defer up to 16% of their annual compensation into the 401(k) Plan, subject to certain limitations imposed by the Internal Revenue Code. Employees' elective deferrals are immediately vested and nonforfeitable upon contribution to the 401(k) Plan. Equity Office matches dollar for dollar employee contributions to the 401(k) Plan up to 4% of the employee's annual salary. In addition, Equity Office may elect to make a discretionary profit-sharing contribution. Equity Office incurred expenses of approximately $3.8 million, $3.6 million and $2.9 million in each of the years ended December 31, 2001, 2000 and 1999, respectively, related to the 401(k) Plan.

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

Litigation

     Equity Office is not presently subject to material litigation nor, to Equity Office's knowledge, is any litigation threatened against Equity Office, other than routine actions for negligence and other claims and administrative proceedings arising in the ordinary course of business, some of which are expected to be covered by liability insurance and all of which collectively are not expected to have a material adverse effect on the liquidity, results of operations, or business or financial condition of Equity Office.

Contingencies

     Certain Properties owned in joint ventures with unaffiliated parties have buy/sell options that may be exercised to acquire the other partner's interest by either Equity Office or its joint venture partner if certain conditions are met as set forth in the respective joint venture agreement.

     In connection with the acquisition of certain Properties, Equity Office has agreed not to sell such Properties in a taxable transaction for a period of time as defined in their respective agreements or Equity Office may be obligated to make additional payments to the respective sellers.

Insurance

     Equity Office has deductible amounts on insurance policies related to property damage, business interruption, workers compensation, auto liability and general liability losses that may be incurred at the Properties. The following summarizes Equity Office deductibles by type of insurance coverage:

                                                                      PER OCCURRENCE
INSURANCE COVERAGE                                                   DEDUCTIBLE LIMIT
------------------                                          -----------------------------------
Property damage and business interruption                   $50,000 for property damage
                                                            5% of building value for earthquake
Workers compensation                                        $250,000
Automobile liability                                        $250,000
General liability                                           $500,000

     Equity Office places commercial insurance coverage in excess of the per occurrence deductible amounts above, including acts of terrorism. Equity Office's current coverage for terrorist insurance is up to $200 million in the aggregate or per occurrence and excludes nuclear, chemical or biological acts of terrorism. There can be no assurance, however, that insurance coverage for acts of terrorism will be available in the future.

     Equity Office carries earthquake insurance on all the Properties, including those in California and Washington, subject to coverage limitations, which Equity Office believes are commercially reasonable. No assurance can be given that material losses in excess of insurance proceeds will not occur in the future.

Commitments

     In accordance with the agreement governing the investment in WRALP, Equity Office agreed, for a period generally continuing until December 31, 2007, to make available to WRALP up to $20.0 million in additional financing or credit support for future development. As of December 31, 2001, no amounts have been funded pursuant to this agreement. However, Equity Office has guaranteed WRALP's line of credit, which has an outstanding balance of approximately $13.5 million as of December 31, 2001. WRALP's current line of credit matures in July 2003.

NOTE 26 -- SUBSEQUENT EVENTS

     1. In January and February, 2002, Equity Office sold six office properties consisting of approximately 729,348 square feet and a 50% interest in four parking facilities in separate transactions to various unaffiliated parties for approximately $143.1 million.

     2. In February 2002, EOP Partnership issued $500 million of unsecured notes due February 2012. These notes are guaranteed by Equity Office. The coupon interest rate of the notes is 6.75% per annum with interest payable semiannually. The effective interest rate, which includes amortization of the discount and other offering costs, is approximately 7.0%. Total cash proceeds, net of selling commissions and other expenses, were approximately $235.9 million. Approximately $260.0 million of the aggregate principal amount of the notes was exchanged for $250 million of the aggregate principal amount of EOP Partnership's outstanding 6.376% MandatOry Par Put Remarketed Securities(SM) due February 15, 2012, which were subject to mandatory redemption and a remarketing agreement. The remaining net proceeds were used to repay the line of credit and for general business purposes, including working capital.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     Information about Trustees of Equity Office is incorporated by reference from the discussion under Proposal 1 in our Proxy Statement for the 2002 Annual Meeting of Shareholders. The balance of the response to this item is contained in the discussion entitled "Executive and Senior Officers of Equity Office" under Item 1 of Part I of this report.

ITEM 11.  EXECUTIVE COMPENSATION.

     Information about executive compensation is incorporated by reference from the discussion under the heading "Executive Compensation" in our Proxy Statement for the 2002 Annual Meeting of Shareholders.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     Information about security ownership of certain beneficial owners and management is incorporated by reference from the discussion under the heading "Common Share and Unit Ownership by Trustees and Executive Officers" in our Proxy Statement for the 2002 Annual Meeting of Shareholders.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     Information about certain relationships and transactions with related parties is incorporated herein by reference from the discussion under the heading "Certain Relationships and Related Transactions" in our Proxy Statement for the 2002 Annual Meeting of Shareholders.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

     (a)(1) Financial Statements

        Report of Independent Auditors

        Consolidated Balance Sheets as of December 31, 2001 and 2000

        Consolidated Statements of Operations for the years ended December 31, 2001, 2000 and 1999

        Consolidated Statements of Changes in Shareholders' Equity for the years ended December 31, 2001, 2000 and 1999

        Consolidated Statement of Net Comprehensive Income for the years ended
         December 31, 2001, 2000 and 1999

        Consolidated Statements of Cash Flows for the years ended December 31,
         2001, 2000 and 1999

        Notes to Consolidated Financial Statements

     (a)(2) Financial Statement Schedules

        Schedule III -- Real Estate and Accumulated Depreciation as of December 31, 2001

     All other schedules for which provision is made in the applicable accounting regulations of the SEC are not required under the related instructions or are inapplicable and therefore have been omitted.

     (a)(3) Exhibits:

        The exhibits required by this item are set forth on the Exhibit Index attached hereto.

     (b) Reports on Form 8-K:

        Two reports on Form 8-K were filed during the quarter ended December 31, 2001 as follows:

                         ITEMS
                   REPORTED/FINANCIAL
                       STATEMENTS
DATE OF EVENT            FILED
-------------      ------------------
October 5, 2001    Item 5.              Other Events
                   Item 7.              Financial Statements, Pro Forma Financial Information and
                                        Exhibits (furnishing required financial statements for
                                        Spieker)
December 20, 2001  Item 5.              Other Events
                   Item 7.              Financial Statements and Exhibits

     (c) Exhibits:

        See Item 14(a)(3) above.

     (d) Financial Statement Schedules:

        None.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Chicago, Illinois, as of the 28th day of March, 2002.

                                          EQUITY OFFICE PROPERTIES TRUST

                                          By:    /s/ TIMOTHY H. CALLAHAN
                                            ------------------------------------
                                                    Timothy H. Callahan
                                               President and Chief Executive
                                                           Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities indicated as of the 28th day of March, 2002.

SIGNATURE                                           TITLE
---------                                           -----
            /s/ TIMOTHY H. CALLAHAN                 President, Chief Executive Officer and Trustee
------------------------------------------------    (principal executive officer)
              Timothy H. Callahan

             /s/ RICHARD D. KINCAID                 Executive Vice President, Chief Financial Officer
------------------------------------------------    and Chief Operating Officer
               Richard D. Kincaid

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

                /s/ SAMUEL ZELL                     Chairman of the Board of Trustees
------------------------------------------------
                  Samuel Zell

             /s/ D.J. ANDRE DE BOCK                 Trustee
------------------------------------------------
               D.J. Andre de Bock

            /s/ THOMAS E. DOBROWSKI                 Trustee
------------------------------------------------
              Thomas E. Dobrowski

               /s/ JOHN A. FOSTER                   Trustee
------------------------------------------------
                 John A. Foster

            /s/ WILLIAM M. GOODYEAR                 Trustee
------------------------------------------------
              William M. Goodyear

            /s/ JAMES D. HARPER, JR.                Trustee
------------------------------------------------
              James D. Harper, Jr.

              /s/ DAVID K. MCKOWN                   Trustee
------------------------------------------------
                David K. McKown

SIGNATURE                                           TITLE
---------                                           -----
             /s/ JOHN S. MOODY, SR.                 Trustee
------------------------------------------------
               John S. Moody, Sr.

             /s/ JERRY M. REINSDORF                 Trustee
------------------------------------------------
               Jerry M. Reinsdorf

             /s/ SHELI Z. ROSENBERG                 Trustee
------------------------------------------------
               Sheli Z. Rosenberg

              /s/ EDWIN N. SIDMAN                   Trustee
------------------------------------------------
                Edwin N. Sidman

           /s/ WARREN E. SPIEKER, JR.               Trustee
------------------------------------------------
             Warren E. Spieker, Jr.

          /s/ JAN H.W.R. VAN DER VLIST              Trustee
------------------------------------------------
            Jan H.W.R. van der Vlist

              /s/ CRAIG G. VOUGHT                   Trustee
------------------------------------------------
                Craig G. Vought

             /s/ WILLIAM WILSON III                 Trustee
------------------------------------------------
               William Wilson III

                                 EXHIBIT INDEX

      EXHIBIT NO.                                DESCRIPTION                           PAGE NO.
      -----------                                -----------                           --------
          2.1            Agreement and Plan of Merger, dated February 22, 2001, as
                         amended, by and among Equity Office, EOP Partnership,
                         Spieker and Spieker Partnership (incorporated herein by
                         reference to Annex A to the joint proxy statement/prospectus included in Equity Office's Registration Statement on Form
                         S-4, as amended (SEC File No. 333-57526))
          3.1            Articles of Amendment and Restatement of Declaration of
                         Trust of Equity Office (incorporated herein by reference to
                         Exhibit 3.1 to Equity Office's Registration Statement on
                         Form S-11, as amended (SEC File No. 333-26629))
          3.2*           Articles Supplementary Designating Equity Office 8.98%
                         Series A Cumulative Redeemable Preferred Shares, dated
                         December 15, 1997 and filed with the Maryland State
                         Department of Assessments and Taxation on December 17, 1997
          3.3*           Articles Supplementary Designating Equity Office 5.25%
                         Series B Convertible, Cumulative Preferred Shares, dated
                         February 18, 1998 and filed with the Maryland State
                         Department of Assessments and Taxation on February 19, 1998
          3.4            Articles Supplementary Designating Equity Office 8 5/8%
                         Series C Cumulative Redeemable Preferred Shares, dated
                         December 1, 1998, as filed with the Maryland State
                         Department of Assessments and Taxation on December 4, 1998
                         (incorporated herein by reference to the Exhibit 3.4 to
                         Equity Office's Annual Report on Form 10-K for the year
                         ended December 31, 2000, as amended)
          3.5            Articles Supplementary of Equity Office, dated February 28,
                         2000 and filed with the Maryland State Department of
                         Assessments and Taxation on March 17, 2000 (incorporated
                         herein by reference to Exhibit 3.5 to Equity Office's Annual
                         Report on Form 10-K for the year ended December 31, 1999, as amended)
          3.6            Articles of Amendment to Equity Office's Declaration of
                         Trust relating to amendments to Sections 8.2 and 8.4
                         (incorporated herein by reference to Exhibit 3.1 to Equity
                         Office's Current Report on Form 8-K filed with the SEC on
                         May 12, 2000)
          3.7            Exhibit A to the Maryland Articles of Merger filed by Equity
                         Office on June 19, 2000 with the Maryland State Department of Assessments and Taxation setting forth amendments to
                         Equity Office's Declaration of Trust effected as part of the merger of Cornerstone with and into Equity Office
                         (incorporated herein by reference to Exhibit 99.4 to Equity
                         Office's Current Report on Form 8-K filed with the SEC on
                         July 5, 2000)
          3.8            Exhibit A to Maryland Articles of Merger filed by Equity
                         Office on July 2, 2001 with the Maryland State Department of
                         Assessments and Taxation setting forth amendments to Equity
                         Office's Declaration of Trust effected as part of the merger of Spieker with and into Equity Office (incorporated herein by reference to Exhibit 99.4 to Equity Office's Current
                         Report on Form 8-K filed with the SEC on July 5, 2001)

      EXHIBIT NO.                                DESCRIPTION                           PAGE NO.
      -----------                                -----------                           --------
          3.9            Articles Supplementary Designating Equity Office Series D
                         Cumulative Redeemable Preferred Shares, dated July 2, 2001 and filed with the Maryland State Department of Assessments and Taxation on July 2, 2001 (incorporated herein by
                         reference to Exhibit 99.5 to Equity Office's Current Report on Form 8-K filed with the SEC on July 5, 2001)
          3.10           Articles Supplementary Designating Equity Office Series E
                         Cumulative Redeemable Preferred Shares, dated July 2, 2001 and filed with the Maryland State Department of Assessments and Taxation on July 2, 2001 (incorporated herein by
                         reference to Exhibit 99.6 to Equity Office's Current Report on Form 8-K filed with the SEC on July 5, 2001)
          3.11           Articles Supplementary Designating Equity Office Series F
                         Cumulative Redeemable Preferred Shares, dated July 2, 2001 and filed with the Maryland State Department of Assessments and Taxation on July 2, 2001 (incorporated herein by
                         reference to Exhibit 99.7 to Equity Office's Current Report on Form 8-K filed with the SEC on July 5, 2001)
          3.12           Amended and Restated Bylaws of Equity Office (incorporated herein by reference to Exhibit 3.8 to Equity Office's Annual
                         Report on Form 10-K for the year ended December 31, 2000, as amended)
          3.13           Amendment No. 1 to Amended and Restated Bylaws of Equity
                         Office (incorporated herein by reference to Exhibit 3.13 to
                         Equity Office's Quarterly Report on Form 10-Q for the
                         quarter ended June 30, 2001)
          3.14           Amendment No. 2 to Amended and Restated Bylaws of Equity
                         Office (incorporated herein by reference to Exhibit 99.4 to
                         Equity Office's Current Report on 8-K filed with the SEC on
                         December 20, 2001)
          4.1*           Indenture, dated as of September 2, 1997, between EOP
                         Partnership and State Street Bank and Trust Company
          4.2*           First Supplemental Indenture, dated as of February 9, 1998, between EOP Partnership and State Street Bank and Trust
                         Company
          4.3*           $200,000,000 6.375% Note due 2003. A $100,000,000 6.375%
                         Note due 2003, identical in all material respects other than principal amount to the Note filed as Exhibit 4.3 to Equity
                         Office's Annual Report on Form 10-K for the year ended
                         December 31, 1997, as amended, has not been filed.
          4.4*           $200,000,000 6.625% Note due 2005. Another $200,000,000
                         6.625% Note due 2005, identical in all material respects to the Note filed as Exhibit 4.4 to Equity Office's Annual
                         Report on Form 10-K for the year ended December 31, 1997, as amended, has not been filed.
          4.5*           $200,000,000 6.750% Note due 2008. A $100,000,000 6.750%
                         Note due 2008, identical in all material respects other than principal amount to the Note filed as Exhibit 4.5 to Equity
                         Office's Annual Report on Form 10-K for the year ended
                         December 31, 1997, as amended, has not been filed.
          4.6*           $200,000,000 7.250% Note due 2018. A $50,000,000 7.250% Note
                         due 2018, identical in all material respects other than
                         principal amount to the Note filed as Exhibit 4.6 to Equity
                         Office's Annual Report on Form 10-K for the year ended
                         December 31, 1997, as amended, has not been filed.
          4.7            $30,000,000 7.24% Senior Note due 2004 (incorporated herein by reference to Exhibit 4.8 to Equity Office's Annual Report on Form 10-K for the year ended December 31, 1997, as
                         amended)

      EXHIBIT NO.                                DESCRIPTION                           PAGE NO.
      -----------                                -----------                           --------
          4.8            $50,000,000 7.36% Senior Note due 2005 (incorporated herein by reference to Exhibit 4.9 to Equity Office's Annual Report on Form 10-K for the year ended December 31, 1997, as
                         amended)
          4.9            $50,000,000 7.44% Senior Note due 2006 (incorporated herein by reference to Exhibit 4.10 to Equity Office's Annual
                         Report on Form 10-K for the year ended December 31, 1997, as amended)
          4.10           $50,000,000 7.41% Senior Note due 2007 (incorporated herein by reference to Exhibit 4.11 to Equity Office's Annual
                         Report on Form 10-K for the year ended December 31, 1997, as amended)
          4.11           $250,000,000 6.50% Notes due 2004 (incorporated herein by
                         reference to Exhibit 4.12 to Equity Office's Annual Report on Form 10-K for the year ended December 31, 2000, as
                         amended)
          4.12           $300,000,000 6.763% Notes due 2007 (incorporated herein by reference to Exhibit 4.13 to Equity Office's Annual Report on Form 10-K for the year ended December 31, 2000, as
                         amended)
          4.13           $225,000,000 7.25% Notes due 2028 (incorporated herein by
                         reference to Exhibit 4.14 to Equity Office's Annual Report on Form 10-K for the year ended December 31, 2000, as
                         amended)
          4.14           $200,000,000 6.375% Notes due 2002 (incorporated herein by reference to Exhibit 4.15 to Equity Office's Annual Report on Form 10-K for the year ended December 31, 2000, as
                         amended)
          4.15           $300,000,000 6.5% Notes due 2004 (incorporated herein by
                         reference to Exhibit 4.16 to Equity Office's Annual Report on Form 10-K for the year ended December 31, 2000, as
                         amended)
          4.16           $500,000,000 6.8% Notes due 2009 (incorporated herein by
                         reference to Exhibit 4.17 to Equity Office's Annual Report on Form 10-K for the year ended December 31, 2000, as
                         amended)
          4.17           $200,000,000 7.5% Notes due April 19, 2029 (incorporated
                         herein by reference to Exhibit 4.23 to EOP Partnership's
                         Current Report on Form 8-K filed with the SEC on April 19,
                         1999)
          4.18           $400,000,000 8.375% Note due March 15, 2006 (incorporated
                         herein by reference to Exhibit 4.24 to EOP Partnership's
                         Current Report on Form 8-K filed with the SEC on March 24,
                         2000)
          4.19           $100,000,000 8.375% Note due March 15, 2006 (incorporated
                         herein by reference to Exhibit 4.25 to EOP Partnership's
                         Current Report on Form 8-K filed with the SEC on March 24,
                         2000)
          4.20           $360,000,000 8.10% Note due August 1, 2010 of EOP
                         Partnership (incorporated herein by reference to Exhibit 4.1 to EOP Partnership's Current Report on Form 8-K filed with the SEC on August 8, 2000)
          4.21           Indenture, dated August 23, 2000, by and among EOP
                         Partnership, Equity Office and State Street Bank and Trust
                         Company (incorporated herein by reference to Exhibit 4.1 to
                         Equity Office's Registration Statement on Form S-3 (SEC File
                         No. 333-47754))
          4.22           Registration Rights Agreement, dated as of August 23, 2000, among Equity Office, EOP Partnership and Salomon Smith
                         Barney Inc. (incorporated herein by reference to Exhibit 4.2 to Equity Office's Registration Statement on Form S-3 (SEC
                         File No. 333-47754))

      EXHIBIT NO.                                DESCRIPTION                           PAGE NO.
      -----------                                -----------                           --------
          4.23           $300,000,000 (or applicable lesser amount) Senior
                         Exchangeable Note due November 15, 2008, and related
                         Guarantee
          4.24           $25,000,000 (or applicable lesser amount) Senior
                         Exchangeable Note due November 15, 2008, and related
                         Guarantee
          4.25           $325,000,000 (or applicable lesser amount) Senior
                         Exchangeable Notes due November 15, 2008, and related
                         Guarantee
          4.26           Indenture, dated August 29, 2000, by and between EOP
                         Partnership and U.S. Bank National Association (formerly
                         known as U.S. Bank Trust National Association) (incorporated herein by reference to Exhibit 4.1 to EOP Partnership's
                         Registration Statement on Form S-3, as amended (SEC File No.
                         333-43530))
          4.27           First Supplemental Indenture, dated June 18, 2001, among EOP
                         Partnership, Equity Office and U.S. Bank National
                         Association (formerly known as U.S. Bank Trust National
                         Association) (incorporated herein by reference to Exhibit
                         4.2 to Equity Office's Registration Statement on Form S-3,
                         as amended (SEC File No. 333-58976))
          4.28           $400,000,000 7 3/8% Note due 2003 (incorporated herein by
                         reference to Exhibit 4.4 to EOP Partnership's Current Report on Form 8-K filed with the SEC on November 20, 2000)
          4.29           $400,000,000 7 3/4% Note due 2007 (incorporated herein by
                         reference to Exhibit 4.5 to EOP Partnership's Current Report on Form 8-K filed with the SEC on November 20, 2000)
          4.30           $200,000,000 7 3/4% Note due 2007 (incorporated herein by
                         reference to Exhibit 4.6 to EOP Partnership's Current Report on Form 8-K filed with the SEC on November 20, 2000)
          4.31           Revolving Credit Agreement for $1,000,000,000 Revolving
                         Credit Facility, dated as of May 12, 2000, among EOP
                         Partnership and the Banks listed therein (incorporated
                         herein by reference to Exhibit 99.7.1 of Equity Office's
                         Current Report on Form 8-K filed with the SEC on July 5,
                         2000)
          4.32           Guaranty of Payment -- No. 1, made as of May 12, 2000,
                         between Equity Office and Bank of America, N.A.
                         (incorporated herein by reference to Exhibit 99.7.2 to
                         Equity Office's Current Report on Form 8-K filed with the
                         SEC on July 5, 2000)
          4.33           Guaranty of Payment -- No. 2, made as of May 12, 2000,
                         between Equity Office and Bank of America, N.A.
                         (incorporated herein by reference to Exhibit 99.7.3 to
                         Equity Office's Current Report on Form 8-K filed with the
                         SEC on July 5, 2000)
          4.34           Fixed Rate Promissory Note with The Chase Manhattan Bank
                         (incorporated herein by reference to Exhibit 4.22 to Equity
                         Office's Annual Report on Form 10-K for the year ended
                         December 31, 1999, as amended)
          4.35           First Amendment to Revolving Credit Agreement and Consent
                         Agreement, dated as of May 18, 2001, among EOP Partnership and the banks listed therein (incorporated herein by
                         reference to Exhibit 10.3 to Equity Office's Registration
                         Statement on Form S-4, as amended (SEC File No. 333-57526))
          4.36           $500,000,000 7.000% Note due July 15, 2011, and related
                         Guarantee (incorporated herein by reference to Exhibit 4.4 to EOP Partnership's Current Report on Form 8-K filed with the SEC on July 18, 2001)

      EXHIBIT NO.                                DESCRIPTION                           PAGE NO.
      -----------                                -----------                           --------
          4.37           $500,000,000 7.000% Note due July 15, 2011, and related
                         Guarantee (incorporated herein by reference to Exhibit 4.5 to EOP Partnership's Current Report on Form 8-K filed with the SEC on July 18, 2001)
          4.38           $100,000,000 7.000% Note due July 15, 2011, and related
                         Guarantee (incorporated herein by reference to Exhibit 4.6 to EOP Partnership's Current Report on Form 8-K filed with the SEC on July 18, 2001)
          4.39           $300,000,000 7.875% Note due July 15, 2031, and related
                         Guarantee (incorporated herein by reference to Exhibit 4.7 to EOP Partnership's Current Report on Form 8-K filed with the SEC on July 18, 2001)
          4.40           $400,000,000 6 3/4% Note due February 15, 2012, and related
                         Guarantee (incorporated herein by reference to Exhibit 4.1 to EOP Partnership's Current Report on Form 8-K filed with the SEC on February 15, 2002)
          4.41           $100,000,000 6 3/4% Note due February 15, 2012, and related
                         Guarantee (incorporated herein by reference to Exhibit 4.2 to EOP Partnership's Current Report on Form 8-K filed with the SEC on February 15, 2002)
          4.42           Commitment Letter for Term Loan, dated May 11, 2001, by and among Equity Office, EOP Partnership and the banks listed
                         therein (incorporated herein by reference to Exhibit 10.1 to
                         Equity Office's Quarterly Report on Form 10-Q for the
                         quarter ended March 31, 2001, as amended)
          4.43           Fee Letter for Term Loan, dated May 11, 2001, by and among
                         Equity Office, EOP Partnership and the banks listed therein
                         (incorporated herein by reference to Exhibit 10.2 to Equity
                         Office's Quarterly Report on Form 10-Q for the quarter ended
                         March 31, 2001, as amended)
          4.44           Credit Agreement for $1,000,000,000 Term Loan Facility,
                         dated as of June 11, 2001, by and among EOP Partnership and the Banks listed therein (incorporated herein by reference to Exhibit 99.9 to Equity Office's Current Report on Form
                         8-K filed with the SEC on July 5, 2001)
          4.45           The Chase Manhattan Bank $271,666,666.67 Note Under the
                         Credit Agreement for $1,000,000,000 Term Loan Facility
                         (incorporated herein by reference to Exhibit 99.10 to Equity
                         Office's Current Report on Form 8-K filed with the SEC on
                         July 5, 2001)
          4.46           Bank of America, N.A. $271,666,666.67 Note Under the Credit
                         Agreement for $1,000,000,000 Term Loan Facility
                         (incorporated herein by reference to Exhibit 99.11 to Equity
                         Office's Current Report on Form 8-K filed with the SEC on
                         July 5, 2001)
          4.47           Citicorp Real Estate, Inc. $271,666,666.67 Note Under the
                         Credit Agreement for $1,000,000,000 Term Loan Facility
                         (incorporated herein by reference to Exhibit 99.12 to Equity
                         Office's Current Report on Form 8-K filed with the SEC on
                         July 5, 2001)
          4.48           Dresdner Bank AG, New York and Grand Cayman Branches
                         $75,000,000 Note Under the Credit Agreement for
                         $1,000,000,000 Term Loan Facility (incorporated herein by
                         reference to Exhibit 99.13 to Equity Office's Current Report on Form 8-K filed with the SEC on July 5, 2001)
          4.49           Bankers Trust Company $271,666,666.67 Note Under the Credit
                         Agreement for $1,000,000,000 Term Loan Facility
                         (incorporated herein by reference to Exhibit 99.14 to Equity
                         Office's Current Report on Form 8-K filed with the SEC on
                         July 5, 2001)

      EXHIBIT NO.                                DESCRIPTION                           PAGE NO.
      -----------                                -----------                           --------
          4.50           PNC Bank, National Association $271,666,666.67 Note Under
                         the Credit Agreement for $1,000,000,000 Term Loan Facility
                         (incorporated herein by reference to Exhibit 99.15 to Equity
                         Office's Current Report on Form 8-K filed with the SEC on
                         July 5, 2001)
          4.51           Guaranty of Payment dated as of June 11, 2001, between
                         Equity Office and Bank of America, N.A. (incorporated herein by reference to Exhibit 99.16 to Equity Office's Current
                         Report on Form 8-K filed with the SEC on July 5, 2001)
          4.52           Indenture, dated as of December 6, 1995, among Spieker and
                         State Street Bank and Trust, as Trustee (incorporated herein by reference to Exhibit 99.17.1 to Equity Office's Current
                         Report on Form 8-K filed with the SEC on July 5, 2001)
          4.53           Third Supplemental Indenture, dated as of December 11, 1995, among Spieker, Spieker Partnership and State Street
                         (incorporated herein by reference to Exhibit 99.17.5 to
                         Equity Office's Current Report on Form 8-K filed with the
                         SEC on July 5, 2001)
          4.54           $110,000,000 6.95% Note due December 15, 2002, and related
                         Guarantee (incorporated herein by reference to Exhibit
                         99.17.6 to Equity Office's Current Report on Form 8-K filed with the SEC on July 5, 2001)
          4.55           Fourth Supplemental Indenture, dated as of January 24, 1996, among Spieker, Spieker Partnership and State Street
                         (incorporated herein by reference to Exhibit 99.17.7 to
                         Equity Office's Current Report on Form 8-K filed with the
                         SEC on July 5, 2001)
          4.56           $100,000,000 6.90% Note due January 15, 2004 (incorporated herein by reference to Exhibit 99.17.8 to Equity Office's
                         Current Report on Form 8-K filed with the SEC on July 5,
                         2001)
          4.57           Fifth Supplemental Indenture, dated as of June 20, 1996,
                         among Spieker, Spieker Partnership and State Street
                         (incorporated herein by reference to Exhibit 99.17.9 to
                         Equity Office's Current Report on Form 8-K filed with the
                         SEC on July 5, 2001)
          4.58           $100,000,000 Medium-Term Notes due nine months or more from
                         July 19, 1996 (incorporated herein by reference to Exhibit
                         99.17.10 to Equity Office's Current Report on Form 8-K filed with the SEC on July 5, 2001)
          4.59           $50,000,000 Medium-Term Notes due nine months or more from
                         July 22, 1996 (incorporated herein by reference to Exhibit
                         99.17.11 to Equity Office's Current Report on Form 8-K filed with the SEC on July 5, 2001)
          4.60           Sixth Supplemental Indenture, dated as of December 10, 1996, among Spieker, Spieker Partnership and State Street
                         (incorporated herein by reference to Exhibit 99.17.12 to
                         Equity Office's Current Report on Form 8-K filed with the
                         SEC on July 5, 2001)
          4.61           $100,000,000 7.125% Note due December 1, 2006 (incorporated herein by reference to Exhibit 99.17.13 to Equity Office's
                         Current Report on Form 8-K filed with the SEC on July 5,
                         2001)
          4.62           Seventh Supplemental Indenture, dated as of December 10,
                         1996, among Spieker, Spieker Partnership and State Street
                         (incorporated herein by reference to Exhibit 99.17.14 to
                         Equity Office's Current Report on Form 8-K filed with the
                         SEC on July 5, 2001)

      EXHIBIT NO.                                DESCRIPTION                           PAGE NO.
      -----------                                -----------                           --------
          4.63           $25,000,000 7.875% Note due December 1, 2016 (incorporated herein by reference to Exhibit 99.17.15 to Equity Office's
                         Current Report on Form 8-K filed with the SEC on July 5,
                         2001)
          4.64           Eighth Supplemental Indenture, dated as of July 14, 1997,
                         among Spieker, Spieker Partnership and State Street
                         (incorporated herein by reference to Exhibit 99.17.16 to
                         Equity Office's Current Report on Form 8-K filed with the
                         SEC on July 5, 2001)
          4.65           $150,000,000 7.125% Note due July 1, 2009 (incorporated
                         herein by reference to Exhibit 99.17.17 to Equity Office's
                         Current Report on Form 8-K filed with the SEC on July 5,
                         2001)
          4.66           Ninth Supplemental Indenture, dated as of September 29,
                         1997, among Spieker, Spieker Partnership, First Trust of
                         California, National Association and State Street
                         (incorporated herein by reference to Exhibit 99.17.18 to
                         Equity Office's Current Report on Form 8-K filed with the
                         SEC on July 5, 2001)
          4.67           $150,000,000 7.50% Debenture due October 1, 2027
                         (incorporated herein by reference to Exhibit 99.17.19 to
                         Equity Office's Current Report on Form 8-K filed with the
                         SEC on July 5, 2001)
          4.68           Tenth Supplemental Indenture, dated as of December 8, 1997, among Spieker, Spieker Partnership and First Trust of
                         California, National Association (incorporated herein by
                         reference to Exhibit 99.17.20 to Equity Office's Current
                         Report on Form 8-K filed with the SEC on July 5, 2001)
          4.69           $200,000,000 7.35% Debenture due December 1, 2017
                         (incorporated herein by reference to Exhibit 99.17.21 to
                         Equity Office's Current Report on Form 8-K filed with the
                         SEC on July 5, 2001)
          4.70           Eleventh Supplemental Indenture, dated as of January 27,
                         1998, among Spieker, Spieker Partnership and First Trust of
                         California, National Association (incorporated herein by
                         reference to Exhibit 99.17.22 to Equity Office's Current
                         Report on Form 8-K filed with the SEC on July 5, 2001)
          4.71           $150,000,000 6.75% Note due January 15, 2008 (incorporated herein by reference to Exhibit 99.17.23 to Equity Office's
                         Current Report on Form 8-K filed with the SEC on July 5,
                         2001)
          4.72           Twelfth Supplemental Indenture, dated as of February 2,
                         1998, among Spieker, Spieker Partnership and First Trust of
                         California, National Association (incorporated herein by
                         reference to Exhibit 99.17.24 to Equity Office's Current
                         Report on Form 8-K filed with the SEC on July 5, 2001)
          4.73           $125,000,000 6.875% Note due February 1, 2005 (incorporated herein by reference to Exhibit 99.17.25 to Equity Office's
                         Current Report on Form 8-K filed with the SEC on July 5,
                         2001)
          4.74           Thirteenth Supplemental Indenture, dated as of February 2,
                         1998, among Spieker, Spieker Partnership and First Trust of
                         California, National Association (incorporated herein by
                         reference to Exhibit 99.17.26 to Equity Office's Current
                         Report on Form 8-K filed with the SEC on July 5, 2001)
          4.75           $1,500,000 7.0% Note due February 1, 2007 (incorporated
                         herein by reference to Exhibit 99.17.27 to Equity Office's
                         Current Report on Form 8-K filed with the SEC on July 5,
                         2001)

      EXHIBIT NO.                                DESCRIPTION                           PAGE NO.
      -----------                                -----------                           --------
          4.76           Fourteenth Supplemental Indenture, dated as of April 29,
                         1998, among Spieker, Spieker Partnership and U.S. Bank
                         National Association (formerly known as U.S. Bank Trust
                         National Association) (incorporated herein by reference to
                         Exhibit 99.17.28 to Equity Office's Current Report on Form
                         8-K filed with the SEC on July 5, 2001)
          4.77           $25,000,000 6.88% Note due April 30, 2007 (incorporated
                         herein by reference to Exhibit 99.17.29 to Equity Office's
                         Current Report on Form 8-K filed with the SEC on July 5,
                         2001)
          4.78           Fifteenth Supplemental Indenture, dated as of May 11, 1999, among Spieker, Spieker Partnership and U.S. Bank National
                         Association (formerly known as U.S. Bank Trust National
                         Association) (incorporated herein by reference to Exhibit
                         99.17.30 to Equity Office's Current Report on Form 8-K filed with the SEC on July 5, 2001)
          4.79           $200,000,000 6.8% Note due May 1, 2004 (incorporated herein by reference to Exhibit 99.17.31 to Equity Office's Current
                         Report on Form 8-K filed with the SEC on July 5, 2001)
          4.80           $200,000,000 7.25% Note due May 1, 2009 (incorporated herein by reference to Exhibit 99.17.32 to Equity Office's Current
                         Report on Form 8-K filed with the SEC on July 5, 2001)
          4.81           Sixteenth Supplemental Indenture, dated as of December 11,
                         2000, among Spieker, Spieker Partnership and U.S. Bank
                         National Association (formerly known as U.S. Bank Trust
                         National Association) (incorporated herein by reference to
                         Exhibit 99.17.33 to Equity Office's Current Report on Form
                         8-K filed with the SEC on July 5, 2001)
          4.82           $200,000,000 7.65% Note due December 15, 2010 (incorporated herein by reference to Exhibit 99.17.34 to Equity Office's
                         Current Report on Form 8-K filed with the SEC on July 5,
                         2001)
          4.83           Seventeenth Supplemental Indenture relating to the
                         substitution of Equity Office and EOP Partnership as
                         successor entities for Spieker and Spieker Partnership,
                         respectively (incorporated herein by reference to Exhibit
                         99.17.35 to Equity Office's Current Report on Form 8-K filed with the SEC on July 5, 2001)
         10.1            Third Amended and Restated Agreement of Limited Partnership
                         of EOP Partnership (incorporated herein by reference to
                         Exhibit 99.8 to Equity Office's Current Report on Form 8-K
                         filed with the SEC on July 5, 2001)
         10.2            Registration Rights Agreement, dated as of July 11, 1997,
                         among Equity Office and the persons named therein
                         (incorporated herein by reference to Exhibit 10.2 to Equity
                         Office's Annual Report on Form 10-K for the year ended
                         December 31, 1997, as amended)
         10.3            Noncompetition Agreement between Equity Office and Samuel
                         Zell (incorporated herein by reference to Exhibit 10.3 to
                         Equity Office's Annual Report on Form 10-K for the year
                         ended December 31, 1997, as amended)
         10.4+           Amended and Restated 1997 Share Option and Share Award Plan,
                         as amended (incorporated herein by reference to Exhibit 99.1 to Equity Office's Current Report on Form 8-K filed with the
                         SEC on June 30, 1998)

      EXHIBIT NO.                                DESCRIPTION                           PAGE NO.
      -----------                                -----------                           --------
         10.5+           Equity Office Supplemental Retirement Savings Plan,
                         including the first and second amendment (incorporated
                         herein by reference to Exhibit 10.9 to Equity Office's
                         Annual Report on Form 10-K for the year ended December 31,
                         1999, as amended)
         10.6            Stock Option Agreement, dated February 11, 2000, by and
                         among Cornerstone, Equity Office, Deutsche Bank AG and
                         Deutscher Herold Lebensversicherungs-AG (incorporated herein by reference to Exhibit 10.1 to Equity Office's Current
                         Report on Form 8-K filed with the SEC on February 16, 2000)
         10.7            Amended and Restated Operating Agreement No. 1 of
                         Wilson/Equity Office, LLC (incorporated herein by reference to Exhibit 10.13 to Equity Office's Annual Report on Form
                         10-K for the year ended December 31, 2000, as amended)
         10.8            $25,000,000 Note dated June 20, 2000 between Equity Office
                         Properties Management Corp. as lender and Wilson
                         Investors -- California, LLC as borrower (incorporated
                         herein by reference to Exhibit 10.14 to Equity Office's
                         Annual Report on Form 10-K for the year ended December 31,
                         2000, as amended)
         10.9            Security Agreement dated June 20, 2000 between Wilson
                         Investors -- California, LLC as pledgor and Equity Office
                         Properties Management Corp. as lender (incorporated herein by reference to Exhibit 10.15 to Equity Office's Annual
                         Report on Form 10-K for the year ended December 31, 2000, as amended)
         10.10           Loan Agreement dated June 20, 2000 between Wilson Investors
                         --California, LLC as borrower and Equity Office Properties
                         Management Corp. as lender (incorporated herein by reference to Exhibit 10.16 to Equity Office's Annual Report on Form
                         10-K for the year ended December 31, 2000, as amended)
         10.11+          Change in Control Agreement entered into effective as of
                         September 1, 2001 by and between Equity Office Properties
                         Management Corp., Equity Office and Timothy H. Callahan
                         (incorporated herein by reference to Exhibit 10.1 to Equity
                         Office's Quarterly Report on Form 10-Q for the quarter ended
                         September 30, 2001)
         10.12+          Change in Control Agreement entered into effective as of
                         September 1, 2001 by and between Equity Office Properties
                         Management Corp., Equity Office and Richard D. Kincaid
                         (incorporated herein by reference to Exhibit 10.2 to Equity
                         Office's Quarterly Report on Form 10-Q for the quarter ended
                         September 30, 2001)
         10.13+          Change in Control Agreement entered into effective as of
                         September 1, 2001 by and between Equity Office Properties
                         Management Corp., Equity Office and Peter H. Adams
                         (incorporated herein by reference to Exhibit 10.3 to Equity
                         Office's Quarterly Report on Form 10-Q for the quarter ended
                         September 30, 2001)
         10.14+          Change in Control Agreement entered into effective as of
                         September 1, 2001 by and between Equity Office Properties
                         Management Corp., Equity Office and Sybil J. Ellis
                         (incorporated herein by reference to Exhibit 10.4 to Equity
                         Office's Quarterly Report on Form 10-Q for the quarter ended
                         September 30, 2001)

      EXHIBIT NO.                                DESCRIPTION                           PAGE NO.
      -----------                                -----------                           --------
         10.15+          Change in Control Agreement entered into effective as of
                         September 1, 2001 by and between Equity Office Properties
                         Management Corp., Equity Office and David A. Helfand
                         (incorporated herein by reference to Exhibit 10.5 to Equity
                         Office's Quarterly Report on Form 10-Q for the quarter ended
                         September 30, 2001)
         10.16+          Change in Control Agreement entered into effective as of
                         September 1, 2001 by and between Equity Office Properties
                         Management Corp., Equity Office and Christopher P. Mundy
                         (incorporated herein by reference to Exhibit 10.6 to Equity
                         Office's Quarterly Report on Form 10-Q for the quarter ended
                         September 30, 2001)
         10.17+          Change in Control Agreement entered into effective as of
                         September 1, 2001 by and between Equity Office Properties
                         Management Corp., Equity Office and David H. Naus
                         (incorporated herein by reference to Exhibit 10.7 to Equity
                         Office's Quarterly Report on Form 10-Q for the quarter ended
                         September 30, 2001)
         10.18+          Change in Control Agreement entered into effective as of
                         September 1, 2001 by and between Equity Office Properties
                         Management Corp., Equity Office and Stanley M. Stevens
                         (incorporated herein by reference to Exhibit 10.8 to Equity
                         Office's Quarterly Report on Form 10-Q for the quarter ended
                         September 30, 2001)
         12.1            Statement of Earnings to Combined Fixed Charges and
                         Preferred Distributions
         23.1            Consent of Independent Auditors
         99.1            Equity Office Properties Trust 1997 Non-Qualified Employee
                         Share Purchase Plan Financial Statements as of and for the
                         years ended December 31, 2001, 2000 and 1999

---------------
 * Incorporated herein by reference to the same-numbered exhibit to Equity Office's Annual Report on Form 10-K for the year ended December 31, 1997, as amended.

 + Represents a management contract or compensatory plan, contract or agreement.

SCHEDULE III -- REAL ESTATE AND ACCUMULATED DEPRECIATION AS OF DECEMBER 31, 2001 (DOLLARS IN THOUSANDS)

                                                                                  ENCUMBRANCES
DESCRIPTION                                     NOTES           LOCATION          AT 12/31/01
-----------                                     ------          --------          ------------
OFFICE PROPERTIES:
ATLANTA REGION
 1 200 Galleria..............................            Atlanta, GA              $        --
 2 Prominence in Buckhead....................            Atlanta, GA                       --
 3 One Ninety One Peachtree Tower............            Atlanta, GA                       --
 4 Central Park..............................    (3)     Atlanta, GA                  (55,995)
 5 Lakeside Office Park......................            Atlanta, GA                       --
 6 Paces West................................    (3)     Atlanta, GA                       --
 7 Perimeter Center..........................            Atlanta, GA                 (204,629)
 8 Wachovia Center...........................    (3)     Charlotte, NC                     --
 9 University Tower..........................    (3)     Durham, NC                        --
 10 Dominion Tower...........................    (3)     Norfolk, VA                       --
                                                                                  -----------
  Atlanta Region Totals......................                                        (260,624)
                                                                                  -----------
BOSTON REGION
 11 Crosby Corporate Center..................            Bedford, MA                       --
 12 Crosby Corporate Center II...............            Bedford, MA                       --
 13 125 Summer Street........................            Boston, MA                   (70,981)
 14 222 Berkley Street.......................            Boston, MA                        --
 15 500 Boylston Street......................            Boston, MA                        --
 16 Sixty State Street.......................            Boston, MA                   (78,616)
 17 100 Summer Street........................            Boston, MA                        --
 18 150 Federal Street.......................            Boston, MA                        --
 19 175 Federal Street.......................            Boston, MA                        --
 20 2 Oliver Street-147 Milk Street..........            Boston, MA                        --
 21 225 Franklin Street......................            Boston, MA                        --
 22 28 State Street..........................    (3)     Boston, MA                        --
 23 Center Plaza.............................            Boston, MA                   (57,785)
 24 Russia Wharf.............................            Boston, MA                        --
 25 South Station............................            Boston, MA                        --
 26 New England Executive Park...............            Burlington, MA                    --
 27 The Tower at New England Executive
 Park........................................            Burlington, MA                    --
 28 One Memorial Drive.......................            Cambridge, MA                (58,203)
 29 One Canal Park...........................            Cambridge, MA                     --
 30 Riverview I & II.........................            Cambridge, MA                     --
 31 Ten Canal Park...........................            Cambridge, MA                     --
 32 Riverside................................            Newton, MA                        --
 33 175 Wyman Street.........................            Walthan, MA                       --
 34 Wellesley Office Park....................            Wellesley, MA                (52,929)
                                                                                  -----------
  Boston Region Totals.......................                                        (318,514)
                                                                                  -----------
CHICAGO REGION
 35 Northland Plaza..........................            Bloomington, MN                   --
 36 101 N. Wacker............................            Chicago, IL                       --
 37 161 N. Clark.............................    (3)     Chicago, IL                       --
 38 200 West Adams...........................            Chicago, IL                       --
 39 30 N. LaSalle Street.....................    (3)     Chicago, IL                       --
 40 Civic Opera House........................            Chicago, IL                       --
 41 One North Franklin.......................    (3)     Chicago, IL                       --

                                                                                COSTS CAPITALIZED
                                                INITIAL COST TO COMPANY     SUBSEQUENT TO ACQUISITION
                                               --------------------------   -------------------------
                                                             BUILDING AND                BUILDING AND
DESCRIPTION                                       LAND       IMPROVEMENTS      LAND      IMPROVEMENTS
-----------                                    -----------   ------------   ----------   ------------
OFFICE PROPERTIES:
ATLANTA REGION
 1 200 Galleria..............................  $    10,282   $    58,266    $       --    $      954
 2 Prominence in Buckhead....................        7,456        63,166            --        11,227
 3 One Ninety One Peachtree Tower............       46,500       263,500            --         1,297
 4 Central Park..............................        9,163        82,463            --         3,373
 5 Lakeside Office Park......................        4,792        43,132            --         2,011
 6 Paces West................................        8,336        75,025            --         3,725
 7 Perimeter Center..........................       55,666       429,136           306        25,909
 8 Wachovia Center...........................        5,061        45,549            --         1,186
 9 University Tower..........................        2,085        18,766            --         1,059
 10 Dominion Tower...........................        4,566        41,100            --         2,340
                                               -----------   -----------    ----------    ----------
  Atlanta Region Totals......................      153,907     1,120,103           306        53,081
                                               -----------   -----------    ----------    ----------
BOSTON REGION
 11 Crosby Corporate Center..................        5,958        53,620            70         1,719
 12 Crosby Corporate Center II...............        9,385        27,584             9         5,294
 13 125 Summer Street........................       18,000       102,000            --         3,520
 14 222 Berkley Street.......................       25,593       145,029            --           258
 15 500 Boylston Street......................       39,000       221,000            --            31
 16 Sixty State Street.......................           --       256,000            --         2,426
 17 100 Summer Street........................       22,271       200,439            --        33,987
 18 150 Federal Street.......................       14,131       127,182            --        11,058
 19 175 Federal Street.......................        4,894        44,045            --         1,829
 20 2 Oliver Street-147 Milk Street..........        5,017        45,157            --         2,903
 21 225 Franklin Street......................       34,608       311,471            --         6,691
 22 28 State Street..........................        9,513        85,623            --        40,306
 23 Center Plaza.............................       18,942       170,480            --         6,017
 24 Russia Wharf.............................        3,891        35,023            --         3,198
 25 South Station............................           --        31,074            --         1,206
 26 New England Executive Park...............       15,637       140,729           203        10,506
 27 The Tower at New England Executive
 Park........................................        2,793        31,462             5        10,980
 28 One Memorial Drive.......................       14,862        88,216            --           647
 29 One Canal Park...........................        2,006        18,054            --           457
 30 Riverview I & II.........................        5,938        53,438             6         1,884
 31 Ten Canal Park...........................        2,383        21,448            --            62
 32 Riverside................................       24,000        69,849            --        19,709
 33 175 Wyman Street.........................       14,600         5,400             3         1,425
 34 Wellesley Office Park....................       16,493       148,434            20         4,488
                                               -----------   -----------    ----------    ----------
  Boston Region Totals.......................      309,915     2,432,757           316       170,601
                                               -----------   -----------    ----------    ----------
CHICAGO REGION
 35 Northland Plaza..........................        4,705        42,346            --         1,836
 36 101 N. Wacker............................       10,035        90,319            --         2,883
 37 161 N. Clark.............................       15,882       142,936            --        18,234
 38 200 West Adams...........................       11,654       104,887            --         6,770
 39 30 N. LaSalle Street.....................       12,489       112,401            --         6,418
 40 Civic Opera House........................       12,771       114,942            --         6,277
 41 One North Franklin.......................        9,830        88,474            --         2,666

                                                GROSS AMOUNT CARRIED AT
                                               CLOSE OF PERIOD 12/31/2001
                                               --------------------------
                                                             BUILDING AND
DESCRIPTION                                       LAND       IMPROVEMENTS    TOTAL(1)
-----------                                    -----------   ------------   -----------
OFFICE PROPERTIES:
ATLANTA REGION
 1 200 Galleria..............................  $    10,282   $    59,220    $    69,502
 2 Prominence in Buckhead....................        7,456        74,393         81,849
 3 One Ninety One Peachtree Tower............       46,500       264,797        311,297
 4 Central Park..............................        9,163        85,836         94,999
 5 Lakeside Office Park......................        4,792        45,143         49,935
 6 Paces West................................        8,336        78,750         87,086
 7 Perimeter Center..........................       55,972       455,045        511,017
 8 Wachovia Center...........................        5,061        46,735         51,796
 9 University Tower..........................        2,085        19,825         21,910
 10 Dominion Tower...........................        4,566        43,440         48,006
                                               -----------   -----------    -----------
  Atlanta Region Totals......................      154,213     1,173,184      1,327,397
                                               -----------   -----------    -----------
BOSTON REGION
 11 Crosby Corporate Center..................        6,028        55,339         61,367
 12 Crosby Corporate Center II...............        9,394        32,878         42,272
 13 125 Summer Street........................       18,000       105,520        123,520
 14 222 Berkley Street.......................       25,593       145,287        170,880
 15 500 Boylston Street......................       39,000       221,031        260,031
 16 Sixty State Street.......................           --       258,426        258,426
 17 100 Summer Street........................       22,271       234,426        256,697
 18 150 Federal Street.......................       14,131       138,240        152,371
 19 175 Federal Street.......................        4,894        45,874         50,768
 20 2 Oliver Street-147 Milk Street..........        5,017        48,060         53,077
 21 225 Franklin Street......................       34,608       318,162        352,770
 22 28 State Street..........................        9,513       125,929        135,442
 23 Center Plaza.............................       18,942       176,497        195,439
 24 Russia Wharf.............................        3,891        38,221         42,112
 25 South Station............................           --        32,280         32,280
 26 New England Executive Park...............       15,840       151,235        167,075
 27 The Tower at New England Executive
 Park........................................        2,798        42,442         45,240
 28 One Memorial Drive.......................       14,862        88,863        103,725
 29 One Canal Park...........................        2,006        18,511         20,517
 30 Riverview I & II.........................        5,944        55,322         61,266
 31 Ten Canal Park...........................        2,383        21,510         23,893
 32 Riverside................................       24,000        89,558        113,558
 33 175 Wyman Street.........................       14,603         6,825         21,428
 34 Wellesley Office Park....................       16,513       152,922        169,435
                                               -----------   -----------    -----------
  Boston Region Totals.......................      310,231     2,603,358      2,913,589
                                               -----------   -----------    -----------
CHICAGO REGION
 35 Northland Plaza..........................        4,705        44,182         48,887
 36 101 N. Wacker............................       10,035        93,202        103,237
 37 161 N. Clark.............................       15,882       161,170        177,052
 38 200 West Adams...........................       11,654       111,657        123,311
 39 30 N. LaSalle Street.....................       12,489       118,819        131,308
 40 Civic Opera House........................       12,771       121,219        133,990
 41 One North Franklin.......................        9,830        91,140        100,970


                                                                  DATE OF
                                               ACCUMULATED     CONSTRUCTION/            DATE          DEPRECIABLE
DESCRIPTION                                    DEPRECIATION      RENOVATION           ACQUIRED         LIVES(2)
-----------                                    ------------   ----------------   ------------------   -----------
OFFICE PROPERTIES:
ATLANTA REGION
 1 200 Galleria..............................  $    (2,357)               1985        06/19/00             40
 2 Prominence in Buckhead....................       (4,904)               1999        07/13/99             40
 3 One Ninety One Peachtree Tower............      (10,228)               1991        06/19/00             40
 4 Central Park..............................      (10,513)               1986        10/17/95             40
 5 Lakeside Office Park......................       (4,957)          1972-1978        12/19/97             40
 6 Paces West................................       (9,971)               1988        10/31/94             40
 7 Perimeter Center..........................      (49,850)          1970-1989        12/19/97             40
 8 Wachovia Center...........................       (5,263)          1972/1994        09/01/95             40
 9 University Tower..........................       (2,528)          1987/1992        10/16/91             40
 10 Dominion Tower...........................       (5,284)               1987        07/25/89             40
                                               -----------
  Atlanta Region Totals......................     (105,855)
                                               -----------
BOSTON REGION
 11 Crosby Corporate Center..................       (5,663)               1996        12/19/97             40
 12 Crosby Corporate Center II...............       (3,696)               1998        12/19/97             40
 13 125 Summer Street........................       (4,321)               1989        06/19/00             40
 14 222 Berkley Street.......................       (5,776)               1991        06/19/00             40
 15 500 Boylston Street......................       (8,518)               1988        06/19/00             40
 16 Sixty State Street.......................       (9,912)               1979        06/19/00             40
 17 100 Summer Street........................      (22,491)          1974/1990        03/18/98             40
 18 150 Federal Street.......................      (16,210)               1988        12/19/97             40
 19 175 Federal Street.......................       (4,836)               1977        12/19/97             40
 20 2 Oliver Street-147 Milk Street..........       (5,539)               1988        12/19/97             40
 21 225 Franklin Street......................      (33,038)          1966/1996        12/19/97             40
 22 28 State Street..........................      (20,766)          1968/1997        01/23/95             40
 23 Center Plaza.............................      (18,358)               1969        12/19/97             40
 24 Russia Wharf.............................       (4,717)          1978-1982        12/19/97             40
 25 South Station............................       (3,306)               1988        12/19/97             40
 26 New England Executive Park...............      (17,063)          1970-1985        12/19/97             40
 27 The Tower at New England Executive
 Park........................................       (3,933)          1971/1999        03/31/98             40
 28 One Memorial Drive.......................       (3,400)               1985        06/19/00             40
 29 One Canal Park...........................       (2,042)               1987        12/19/97             40
 30 Riverview I & II.........................       (5,642)          1985-1986        12/19/97             40
 31 Ten Canal Park...........................       (2,176)               1987        12/19/97             40
 32 Riverside................................       (5,031)               2000        12/19/97             40
 33 175 Wyman Street.........................         (242)               1999        12/19/97             40
 34 Wellesley Office Park....................      (15,993)          1963-1984        12/19/97             40
                                               -----------
  Boston Region Totals.......................     (222,669)
                                               -----------
CHICAGO REGION
 35 Northland Plaza..........................       (4,207)               1985        07/02/98             40
 36 101 N. Wacker............................      (10,099)          1980/1990        12/19/97             40
 37 161 N. Clark.............................      (22,826)               1992        07/26/95             40
 38 200 West Adams...........................      (12,373)          1985/1996        12/19/97             40
 39 30 N. LaSalle Street.....................      (14,242)          1974/1990        06/13/97             40
 40 Civic Opera House........................      (13,574)          1929/1996        12/19/97             40
 41 One North Franklin.......................      (10,675)               1991        12/31/92             40

                                                                                  ENCUMBRANCES
DESCRIPTION                                     NOTES           LOCATION          AT 12/31/01
-----------                                     ------          --------          ------------
 42 Presidents Plaza.........................            Chicago, IL                       --
 43 Interco Corporate Tower..................    (3)     Clayton, MO                       --
 44 BP Tower.................................    (3)     Cleveland, OH                (85,148)
 45 Community Corporate Center...............    (3)     Columbus, OH                      --
 46 One Crosswoods Center....................    (3)     Columbus, OH                      --
 47 Corporate 500 Centre.....................            Deerfield, IL                (77,248)
 48 1700 Higgins.............................    (3)     Des Plaines, IL                   --
 49 Tri-State International..................            Lincolnshire, IL                  --
 50 Norwest Center...........................            Minneapolis, MN             (113,323)
 51 U.S. Bancorp Center......................            Minneapolis, MN                   --
 52 LaSalle Plaza............................            Minneapolis, MN                   --
 53 AT&T Plaza...............................            Oak Brook, IL                     --
 54 One Lincoln Centre.......................            Oakbrook, IL                      --
 55 Oakbrook Terrace Tower...................    (3)     Oakbrook Terrace, IL              --
 56 Westbrook Corporate Center...............            Westchester, IL             (102,973)
                                                                                  -----------
  Chicago Region Totals......................                                        (378,692)
                                                                                  -----------
DENVER REGION
 57 One Park Square..........................            Albuquerque, NM                   --
 58 Metropoint II............................            Denver, CO                        --
 59 410 17th Street..........................            Denver, CO                        --
 60 4949 S. Syracuse.........................            Denver, CO                        --
 61 Denver Corporate Center II & III.........    (3)     Denver, CO                        --
 62 Denver Post Tower........................            Denver, CO                        --
 63 Dominion Plaza...........................            Denver, CO                        --
 64 Metropoint...............................            Denver, CO                        --
 65 Tabor Center.............................            Denver, CO                        --
 66 Trinity Place............................            Denver, CO                        --
 67 Millennium Plaza.........................            Englewood, CO                     --
 68 Terrace Building.........................            Englewood, CO                     --
 69 The Quadrant.............................    (3)     Englewood, CO                     --
 70 The Solarium.............................            Englewood, CO                     --
 71 U.S. West Dex Center.....................            Murray, UT                        --
 72 49 East Thomas Road......................    (3)     Phoenix, AZ                       --
 73 One Phoenix Plaza........................    (3)     Phoenix, AZ                       --
                                                                                  -----------
  Denver Region Totals.......................                                              --
                                                                                  -----------
HOUSTON REGION
 74 One American Center......................    (3)     Austin, TX                        --
 75 One Congress Plaza.......................    (3)     Austin, TX                        --
 76 San Jacinto Center.......................    (3)     Austin, TX                        --
 77 9400 NCX.................................    (3)     Dallas, TX                        --
 78 Colonnade I & II.........................            Dallas, TX                        --
 79 Colonnade III............................            Dallas, TX                        --
 80 Eighty-Eighty Central....................            Dallas, TX                        --
 81 Four Forest Plaza........................    (3)     Dallas, TX                        --
 82 Lakeside Square..........................            Dallas, TX                        --
 83 North Central Plaza Three................    (3)     Dallas, TX                        --
 84 Summit Office Park.......................    (3)     Ft. Worth, TX                     --
 85 2500 CityWest............................            Houston, TX                       --
 86 Brookhollow Central......................            Houston, TX                       --
 87 Intercontinental Center..................    (3)     Houston, TX                       --

                                                                                COSTS CAPITALIZED
                                                INITIAL COST TO COMPANY     SUBSEQUENT TO ACQUISITION
                                               --------------------------   -------------------------
                                                             BUILDING AND                BUILDING AND
DESCRIPTION                                       LAND       IMPROVEMENTS      LAND      IMPROVEMENTS
-----------                                    -----------   ------------   ----------   ------------
 42 Presidents Plaza.........................       13,435       120,919            --         4,648
 43 Interco Corporate Tower..................        4,688        42,195            84         3,710
 44 BP Tower.................................       17,403       157,260            --         5,232
 45 Community Corporate Center...............        3,019        27,170            --         2,521
 46 One Crosswoods Center....................        1,059         9,530            --           889
 47 Corporate 500 Centre.....................       20,100       113,900            --         3,290
 48 1700 Higgins.............................        1,323        11,908            64           694
 49 Tri-State International..................       10,925        98,327           290         2,244
 50 Norwest Center...........................       39,045       221,255            --           573
 51 U.S. Bancorp Center......................       17,269        99,018            --        10,633
 52 LaSalle Plaza............................        9,681        87,127            --         3,271
 53 AT&T Plaza...............................        4,834        43,508            48         1,735
 54 One Lincoln Centre.......................        7,350        41,650            --         1,054
 55 Oakbrook Terrace Tower...................       11,950       107,552           486         5,310
 56 Westbrook Corporate Center...............       24,875       223,874            30         7,554
                                               -----------   -----------    ----------    ----------
  Chicago Region Totals......................      264,322     2,101,498         1,002        98,442
                                               -----------   -----------    ----------    ----------
DENVER REGION
 57 One Park Square..........................        3,634        32,709            --         3,253
 58 Metropoint II............................        1,777        17,865            --         3,207
 59 410 17th Street..........................        4,474        40,264            --         3,442
 60 4949 S. Syracuse.........................          822         7,401            22           729
 61 Denver Corporate Center II & III.........        4,059        36,534            --         2,431
 62 Denver Post Tower........................           --        52,937            --         6,200
 63 Dominion Plaza...........................        5,990        53,911            --         5,135
 64 Metropoint...............................        4,375        39,375            --         1,418
 65 Tabor Center.............................       12,948       116,536            --        18,283
 66 Trinity Place............................        1,898        17,085            --         1,744
 67 Millennium Plaza.........................        4,257        38,314            --            84
 68 Terrace Building.........................        1,546        13,865            29           670
 69 The Quadrant.............................        4,357        39,215            --         2,032
 70 The Solarium.............................        1,951        17,560            --         1,328
 71 U.S. West Dex Center.....................        1,725         9,775            51           354
 72 49 East Thomas Road......................           65           588            --            24
 73 One Phoenix Plaza........................        6,192        55,727            --            --
                                               -----------   -----------    ----------    ----------
  Denver Region Totals.......................       60,070       589,661           102        50,334
                                               -----------   -----------    ----------    ----------
HOUSTON REGION
 74 One American Center......................           --        70,812            --         7,418
 75 One Congress Plaza.......................        6,502        58,521            --         3,560
 76 San Jacinto Center.......................        5,075        45,671            --         3,200
 77 9400 NCX.................................        3,570        32,130            --         5,583
 78 Colonnade I & II.........................        9,044        81,394            --         4,672
 79 Colonnade III............................        6,152        55,368            --         6,441
 80 Eighty-Eighty Central....................        3,760        33,854            --         2,757
 81 Four Forest Plaza........................        4,768        42,911            --         2,866
 82 Lakeside Square..........................        5,262        47,369            24         3,693
 83 North Central Plaza Three................        3,612        32,689            --         2,601
 84 Summit Office Park.......................        1,421        12,790            --         2,263
 85 2500 CityWest............................        8,089        72,811            --         2,957
 86 Brookhollow Central......................        7,226        65,053            --         6,963
 87 Intercontinental Center..................        1,602        14,420            70         1,976

                                                GROSS AMOUNT CARRIED AT
                                               CLOSE OF PERIOD 12/31/2001
                                               --------------------------
                                                             BUILDING AND
DESCRIPTION                                       LAND       IMPROVEMENTS    TOTAL(1)
-----------                                    -----------   ------------   -----------
 42 Presidents Plaza.........................       13,435       125,567        139,002
 43 Interco Corporate Tower..................        4,772        45,905         50,677
 44 BP Tower.................................       17,403       162,492        179,895
 45 Community Corporate Center...............        3,019        29,691         32,710
 46 One Crosswoods Center....................        1,059        10,419         11,478
 47 Corporate 500 Centre.....................       20,100       117,190        137,290
 48 1700 Higgins.............................        1,387        12,602         13,989
 49 Tri-State International..................       11,215       100,571        111,786
 50 Norwest Center...........................       39,045       221,828        260,873
 51 U.S. Bancorp Center......................       17,269       109,651        126,920
 52 LaSalle Plaza............................        9,681        90,398        100,079
 53 AT&T Plaza...............................        4,882        45,243         50,125
 54 One Lincoln Centre.......................        7,350        42,704         50,054
 55 Oakbrook Terrace Tower...................       12,436       112,862        125,298
 56 Westbrook Corporate Center...............       24,905       231,428        256,333
                                               -----------   -----------    -----------
  Chicago Region Totals......................      265,324     2,199,940      2,465,264
                                               -----------   -----------    -----------
DENVER REGION
 57 One Park Square..........................        3,634        35,962         39,596
 58 Metropoint II............................        1,777        21,072         22,849
 59 410 17th Street..........................        4,474        43,706         48,180
 60 4949 S. Syracuse.........................          844         8,130          8,974
 61 Denver Corporate Center II & III.........        4,059        38,965         43,024
 62 Denver Post Tower........................           --        59,137         59,137
 63 Dominion Plaza...........................        5,990        59,046         65,036
 64 Metropoint...............................        4,375        40,793         45,168
 65 Tabor Center.............................       12,948       134,819        147,767
 66 Trinity Place............................        1,898        18,829         20,727
 67 Millennium Plaza.........................        4,257        38,398         42,655
 68 Terrace Building.........................        1,575        14,535         16,110
 69 The Quadrant.............................        4,357        41,247         45,604
 70 The Solarium.............................        1,951        18,888         20,839
 71 U.S. West Dex Center.....................        1,776        10,129         11,905
 72 49 East Thomas Road......................           65           612            677
 73 One Phoenix Plaza........................        6,192        55,727         61,919
                                               -----------   -----------    -----------
  Denver Region Totals.......................       60,172       639,995        700,167
                                               -----------   -----------    -----------
HOUSTON REGION
 74 One American Center......................           --        78,230         78,230
 75 One Congress Plaza.......................        6,502        62,081         68,583
 76 San Jacinto Center.......................        5,075        48,871         53,946
 77 9400 NCX.................................        3,570        37,713         41,283
 78 Colonnade I & II.........................        9,044        86,066         95,110
 79 Colonnade III............................        6,152        61,809         67,961
 80 Eighty-Eighty Central....................        3,760        36,611         40,371
 81 Four Forest Plaza........................        4,768        45,777         50,545
 82 Lakeside Square..........................        5,286        51,062         56,348
 83 North Central Plaza Three................        3,612        35,290         38,902
 84 Summit Office Park.......................        1,421        15,053         16,474
 85 2500 CityWest............................        8,089        75,768         83,857
 86 Brookhollow Central......................        7,226        72,016         79,242
 87 Intercontinental Center..................        1,672        16,396         18,068


                                                                  DATE OF
                                               ACCUMULATED     CONSTRUCTION/            DATE          DEPRECIABLE
DESCRIPTION                                    DEPRECIATION      RENOVATION           ACQUIRED         LIVES(2)
-----------                                    ------------   ----------------   ------------------   -----------
 42 Presidents Plaza.........................      (13,301)          1980-1982        12/19/97             40
 43 Interco Corporate Tower..................       (6,131)               1986        05/27/94             40
 44 BP Tower.................................      (18,784)               1985   09/04/96, 01/29/98        40
 45 Community Corporate Center...............       (3,767)               1987        06/14/90             40
 46 One Crosswoods Center....................       (1,337)               1984        11/12/93             40
 47 Corporate 500 Centre.....................       (4,530)          1986/1990        06/19/00             40
 48 1700 Higgins.............................       (1,567)               1986        11/12/93             40
 49 Tri-State International..................      (11,186)               1986        12/19/97             40
 50 Norwest Center...........................       (8,190)               1988        06/19/00             40
 51 U.S. Bancorp Center......................       (4,514)               2000        06/19/00             40
 52 LaSalle Plaza............................       (9,886)               1991        11/25/97             40
 53 AT&T Plaza...............................       (5,112)               1984        12/19/97             40
 54 One Lincoln Centre.......................       (1,779)               1986        06/19/00             40
 55 Oakbrook Terrace Tower...................      (13,740)               1988        04/16/97             40
 56 Westbrook Corporate Center...............      (25,008)          1985-1996        12/19/97             40
                                               -----------
  Chicago Region Totals......................     (216,828)
                                               -----------
DENVER REGION
 57 One Park Square..........................       (3,398)               1985        07/15/98             40
 58 Metropoint II............................       (1,780)               1999        04/10/00             40
 59 410 17th Street..........................       (4,653)               1978        04/30/98             40
 60 4949 S. Syracuse.........................         (795)               1982        07/15/98             40
 61 Denver Corporate Center II & III.........       (4,401)         1981/93-97        12/20/90             40
 62 Denver Post Tower........................       (6,498)               1984        04/21/98             40
 63 Dominion Plaza...........................       (6,394)               1983        05/14/98             40
 64 Metropoint...............................       (3,768)               1987        07/15/98             40
 65 Tabor Center.............................      (12,162)               1985        04/30/98             40
 66 Trinity Place............................       (2,023)               1983        04/30/98             40
 67 Millennium Plaza.........................       (3,497)               1982        05/19/98             40
 68 Terrace Building.........................       (1,388)               1982        07/15/98             40
 69 The Quadrant.............................       (5,246)               1985        12/01/92             40
 70 The Solarium.............................       (1,805)               1982        07/15/98             40
 71 U.S. West Dex Center.....................         (420)               1985        06/19/00             40
 72 49 East Thomas Road......................          (72)          1974/1993        12/11/96             40
 73 One Phoenix Plaza........................       (6,209)               1989        12/04/96             40
                                               -----------
  Denver Region Totals.......................      (64,509)
                                               -----------
HOUSTON REGION
 74 One American Center......................       (9,370)               1984        11/01/95             40
 75 One Congress Plaza.......................       (8,028)               1987        11/12/93             40
 76 San Jacinto Center.......................       (6,177)               1987        12/13/91             40
 77 9400 NCX.................................       (5,422)          1981/1995        06/24/94             40
 78 Colonnade I & II.........................       (7,984)          1983-1985        09/30/98             40
 79 Colonnade III............................       (5,329)               1998        09/30/98             40
 80 Eighty-Eighty Central....................       (4,120)               1984        10/01/97             40
 81 Four Forest Plaza........................       (5,548)               1985        06/29/89             40
 82 Lakeside Square..........................       (6,018)               1987        11/24/97             40
 83 North Central Plaza Three................       (4,316)          1986/1994        04/21/92             40
 84 Summit Office Park.......................       (2,049)          1974/1993        03/01/89             40
 85 2500 CityWest............................       (8,298)               1983        10/01/97             40
 86 Brookhollow Central......................       (8,518)     1979-1981/1995        10/01/97             40
 87 Intercontinental Center..................       (2,005)          1983/1991        06/28/89             40

                                                                                  ENCUMBRANCES
DESCRIPTION                                     NOTES           LOCATION          AT 12/31/01
-----------                                     ------          --------          ------------
 88 Northborough Tower.......................    (3)     Houston, TX                       --
 89 San Felipe Plaza.........................    (3)     Houston, TX                  (49,519)
 90 Computer Associates Tower................            Irving, TX                        --
 91 Texas Commerce Tower.....................            Irving, TX                        --
 92 One Lakeway Center.......................    (3)     Metairie, LA                      --
 93 Three Lakeway Center.....................    (3)     Metairie, LA                      --
 94 Two Lakeway Center.......................    (3)     Metairie, LA                      --
 95 601 Tchoupitoulas Garage.................    (7)     New Orleans, LA                   --
 96 LL&E Tower...............................    (7)     New Orleans, LA              (37,500)
 97 Texaco Center............................    (7)     New Orleans, LA              (42,500)
 98 Colonnade I..............................    (3)     San Antonio, TX                   --
 99 Northwest Center.........................    (3)     San Antonio, TX                   --
100 Union Square.............................    (3)     San Antonio, TX                   --
                                                                                  -----------
  Houston Region Totals......................                                        (129,519)
                                                                                  -----------
LOS ANGELES REGION
101 Stadium Towers...........................            Anaheim, CA                       --
102 East Hills Office Park...................            Anaheim Hills, CA                 --
103 Brea Corporate Place.....................            Brea, CA                          --
104 Brea Corporate Plaza.....................            Brea, CA                          --
105 Brea Financial Commons...................            Brea, CA                          --
106 Brea Park Centre.........................            Brea, CA                          --
107 Camino West Corporate Park...............            Carlsbad, CA                      --
108 Carlsbad Airport Plaza...................            Carlsbad, CA                      --
109 La Place Court...........................            Carlsbad, CA                      --
110 Pacific Ridge Corporate Centre...........            Carlsbad, CA                      --
111 Pacific View Plaza.......................            Carlsbad, CA                      --
112 Cerritos Towne Center....................            Cerritos, CA                      --
113 Corona Corporate Center..................            Corona, CA                        --
114 700 North Brand..........................            Glendale, CA                 (24,839)
115 One Pacific Plaza........................            Huntington Beach, CA              --
116 18301 Von Karman (Apple Building)........            Irvine, CA                        --
117 18581 Teller.............................            Irvine, CA                        --
118 2600 Michelson...........................            Irvine, CA                        --
119 Centerpointe Irvine I, II, & III.........            Irvine, CA                        --
120 Fairchild Corporate Center...............            Irvine, CA                        --
121 Inwood Park..............................            Irvine, CA                        --
122 Tower 17.................................            Irvine, CA                        --
123 1920 Main Plaza..........................    (3)     Irvine, CA                        --
124 2010 Main Plaza..........................    (3)     Irvine, CA                        --
125 Oakbrook Plaza...........................            Laguna Hills, CA                  --
126 Commerce Park............................            Los Angeles, CA                   --
127 Sepulveda Center.........................            Los Angeles, CA                   --
128 The Tower in Westwood....................            Los Angeles, CA                   --
129 10880 Wilshire Boulevard.................            Los Angeles, CA                   --
130 10960 Wilshire Boulevard.................            Los Angeles, CA                   --
131 550 S. Hope..............................            Los Angeles, CA                   --
132 Two California Plaza.....................    (3)     Los Angeles, CA                   --
133 Marina Business Center -- Bldg 1-4.......            Marina Del Rey, CA                --
134 1201 Dove Street.........................            Newport Beach, CA                 --
135 Empire Corporate Center..................            Ontario, CA                       --
136 One Lakeshore Centre.....................            Ontario, CA                       --

                                                                                COSTS CAPITALIZED
                                                INITIAL COST TO COMPANY     SUBSEQUENT TO ACQUISITION
                                               --------------------------   -------------------------
                                                             BUILDING AND                BUILDING AND
DESCRIPTION                                       LAND       IMPROVEMENTS      LAND      IMPROVEMENTS
-----------                                    -----------   ------------   ----------   ------------
 88 Northborough Tower.......................        1,355        12,199            37         1,651
 89 San Felipe Plaza.........................       13,471       117,984            20         7,651
 90 Computer Associates Tower................        5,129        46,164            13           300
 91 Texas Commerce Tower.....................        5,525        49,728            --         1,035
 92 One Lakeway Center.......................        2,804        25,235            --         2,355
 93 Three Lakeway Center.....................        4,695        43,661            59         2,883
 94 Two Lakeway Center.......................        4,644        41,792            49         3,051
 95 601 Tchoupitoulas Garage.................        1,180        10,620            --           298
 96 LL&E Tower...............................        6,186        55,672            46         6,860
 97 Texaco Center............................        6,686        60,177            10         3,636
 98 Colonnade I..............................        1,414        12,725            81         1,565
 99 Northwest Center.........................        1,948        17,532            --         1,809
100 Union Square.............................        1,582        14,236             9         2,393
                                               -----------   -----------    ----------    ----------
  Houston Region Totals......................      122,702     1,173,518           418        92,437
                                               -----------   -----------    ----------    ----------
LOS ANGELES REGION
101 Stadium Towers...........................        6,683        37,868            --           213
102 East Hills Office Park...................        1,202         6,812            --            52
103 Brea Corporate Place.....................           --        35,129            --            57
104 Brea Corporate Plaza.....................        1,902        10,776            --            19
105 Brea Financial Commons...................        2,640        14,960            --             1
106 Brea Park Centre.........................        2,682        15,198            --           411
107 Camino West Corporate Park...............        1,030         5,835            --             4
108 Carlsbad Airport Plaza...................        1,396         7,909            --            --
109 La Place Court...........................        1,506         8,532            --            --
110 Pacific Ridge Corporate Centre...........        3,266        18,510            --            --
111 Pacific View Plaza.......................        1,205         6,827            --            --
112 Cerritos Towne Center....................           --        60,368            --            25
113 Corona Corporate Center..................          758         4,293            --             1
114 700 North Brand..........................        5,970        33,828            --           692
115 One Pacific Plaza........................        2,328        13,194            --           150
116 18301 Von Karman (Apple Building)........        6,027        34,152            --         1,025
117 18581 Teller.............................        1,485         8,415            --             2
118 2600 Michelson...........................       11,291        63,984            --           132
119 Centerpointe Irvine I, II, & III.........        1,253         7,100            --           207
120 Fairchild Corporate Center...............        2,363        13,388            --            49
121 Inwood Park..............................        3,543        20,079            --            34
122 Tower 17.................................        7,562        42,849            --           135
123 1920 Main Plaza..........................        5,281        47,526            --         3,461
124 2010 Main Plaza..........................        5,197        46,774            --         1,425
125 Oakbrook Plaza...........................        2,778        15,745            --             2
126 Commerce Park............................           --        14,700            --           654
127 Sepulveda Center.........................        4,113        23,306            --            61
128 The Tower in Westwood....................       10,041        56,899            --           199
129 10880 Wilshire Boulevard.................           --       149,841            --         6,452
130 10960 Wilshire Boulevard.................       16,841       151,574            --         7,475
131 550 S. Hope..............................       10,016        90,146            --         4,060
132 Two California Plaza.....................           --       156,197            --        48,710
133 Marina Business Center -- Bldg 1-4.......        7,890        44,710            --           139
134 1201 Dove Street.........................        1,998        11,320            --            31
135 Empire Corporate Center..................        1,332         7,550            --            19
136 One Lakeshore Centre.....................        2,907        16,473            --            (2)

                                                GROSS AMOUNT CARRIED AT
                                               CLOSE OF PERIOD 12/31/2001
                                               --------------------------
                                                             BUILDING AND
DESCRIPTION                                       LAND       IMPROVEMENTS    TOTAL(1)
-----------                                    -----------   ------------   -----------
 88 Northborough Tower.......................        1,392        13,850         15,242
 89 San Felipe Plaza.........................       13,491       125,635        139,126
 90 Computer Associates Tower................        5,142        46,464         51,606
 91 Texas Commerce Tower.....................        5,525        50,763         56,288
 92 One Lakeway Center.......................        2,804        27,590         30,394
 93 Three Lakeway Center.....................        4,754        46,544         51,298
 94 Two Lakeway Center.......................        4,693        44,843         49,536
 95 601 Tchoupitoulas Garage.................        1,180        10,918         12,098
 96 LL&E Tower...............................        6,232        62,532         68,764
 97 Texaco Center............................        6,696        63,813         70,509
 98 Colonnade I..............................        1,495        14,290         15,785
 99 Northwest Center.........................        1,948        19,341         21,289
100 Union Square.............................        1,591        16,629         18,220
                                               -----------   -----------    -----------
  Houston Region Totals......................      123,120     1,265,955      1,389,075
                                               -----------   -----------    -----------
LOS ANGELES REGION
101 Stadium Towers...........................        6,683        38,081         44,764
102 East Hills Office Park...................        1,202         6,864          8,066
103 Brea Corporate Place.....................           --        35,186         35,186
104 Brea Corporate Plaza.....................        1,902        10,795         12,697
105 Brea Financial Commons...................        2,640        14,961         17,601
106 Brea Park Centre.........................        2,682        15,609         18,291
107 Camino West Corporate Park...............        1,030         5,839          6,869
108 Carlsbad Airport Plaza...................        1,396         7,909          9,305
109 La Place Court...........................        1,506         8,532         10,038
110 Pacific Ridge Corporate Centre...........        3,266        18,510         21,776
111 Pacific View Plaza.......................        1,205         6,827          8,032
112 Cerritos Towne Center....................           --        60,393         60,393
113 Corona Corporate Center..................          758         4,294          5,052
114 700 North Brand..........................        5,970        34,520         40,490
115 One Pacific Plaza........................        2,328        13,344         15,672
116 18301 Von Karman (Apple Building)........        6,027        35,177         41,204
117 18581 Teller.............................        1,485         8,417          9,902
118 2600 Michelson...........................       11,291        64,116         75,407
119 Centerpointe Irvine I, II, & III.........        1,253         7,307          8,560
120 Fairchild Corporate Center...............        2,363        13,437         15,800
121 Inwood Park..............................        3,543        20,113         23,656
122 Tower 17.................................        7,562        42,984         50,546
123 1920 Main Plaza..........................        5,281        50,987         56,268
124 2010 Main Plaza..........................        5,197        48,199         53,396
125 Oakbrook Plaza...........................        2,778        15,747         18,525
126 Commerce Park............................           --        15,354         15,354
127 Sepulveda Center.........................        4,113        23,367         27,480
128 The Tower in Westwood....................       10,041        57,098         67,139
129 10880 Wilshire Boulevard.................           --       156,293        156,293
130 10960 Wilshire Boulevard.................       16,841       159,049        175,890
131 550 S. Hope..............................       10,016        94,206        104,222
132 Two California Plaza.....................           --       204,907        204,907
133 Marina Business Center -- Bldg 1-4.......        7,890        44,849         52,739
134 1201 Dove Street.........................        1,998        11,351         13,349
135 Empire Corporate Center..................        1,332         7,569          8,901
136 One Lakeshore Centre.....................        2,907        16,471         19,378


                                                                  DATE OF
                                               ACCUMULATED     CONSTRUCTION/            DATE          DEPRECIABLE
DESCRIPTION                                    DEPRECIATION      RENOVATION           ACQUIRED         LIVES(2)
-----------                                    ------------   ----------------   ------------------   -----------
 88 Northborough Tower.......................       (1,774)          1983/1990        08/03/89             40
 89 San Felipe Plaza.........................      (15,867)               1984        09/29/87             40
 90 Computer Associates Tower................       (3,479)               1988        01/07/99             40
 91 Texas Commerce Tower.....................       (3,892)               1985        01/07/99             40
 92 One Lakeway Center.......................       (3,723)          1981/1996        11/12/93             40
 93 Three Lakeway Center.....................       (5,948)          1987/1996        11/12/93             40
 94 Two Lakeway Center.......................       (5,861)          1984/1996        11/12/93             40
 95 601 Tchoupitoulas Garage.................       (1,187)               1982        09/03/97             40
 96 LL&E Tower...............................       (7,511)               1987        09/03/97             40
 97 Texaco Center............................       (7,508)               1984        09/03/97             40
 98 Colonnade I..............................       (2,002)               1983        12/04/96             40
 99 Northwest Center.........................       (2,437)          1984/1994        11/12/93             40
100 Union Square.............................       (2,362)               1986        12/23/92             40
                                               -----------
  Houston Region Totals......................     (146,733)
                                               -----------
LOS ANGELES REGION
101 Stadium Towers...........................         (446)               1988        07/02/01             40
102 East Hills Office Park...................          (78)               1988        07/02/01             40
103 Brea Corporate Place.....................         (406)               1987        07/02/01             40
104 Brea Corporate Plaza.....................         (123)               1982        07/02/01             40
105 Brea Financial Commons...................         (171)          1982-1989        07/02/01             40
106 Brea Park Centre.........................         (174)     1979-1982,1990        07/02/01             40
107 Camino West Corporate Park...............          (67)               1991        07/02/01             40
108 Carlsbad Airport Plaza...................          (91)               1987        07/02/01             40
109 La Place Court...........................          (98)               1988        07/02/01             40
110 Pacific Ridge Corporate Centre...........         (212)               1999        07/02/01             40
111 Pacific View Plaza.......................          (78)               1986        07/02/01             40
112 Cerritos Towne Center....................         (692)          1989-1998        07/02/01             40
113 Corona Corporate Center..................          (49)               1990        07/02/01             40
114 700 North Brand..........................       (1,427)               1981        06/19/00             40
115 One Pacific Plaza........................         (151)          1982,1987        07/02/01             40
116 18301 Von Karman (Apple Building)........       (1,395)               1991        06/19/00             40
117 18581 Teller.............................          (96)               1983        07/02/01             40
118 2600 Michelson...........................         (736)               1986        07/02/01             40
119 Centerpointe Irvine I, II, & III.........          (91)     1979-1980,1994        07/02/01             40
120 Fairchild Corporate Center...............         (153)               1979        07/02/01             40
121 Inwood Park..............................         (230)          1985,1996        07/02/01             40
122 Tower 17.................................         (500)               1987        07/02/01             40
123 1920 Main Plaza..........................       (6,719)               1988        09/29/94             40
124 2010 Main Plaza..........................       (5,923)               1988        12/13/94             40
125 Oakbrook Plaza...........................         (180)               1984        07/02/01             40
126 Commerce Park............................         (624)               1977        06/19/00             40
127 Sepulveda Center.........................         (268)               1982        07/02/01             40
128 The Tower in Westwood....................         (653)               1989        07/02/01             40
129 10880 Wilshire Boulevard.................      (16,682)          1970/1992        12/19/97             40
130 10960 Wilshire Boulevard.................      (17,543)          1971/1992        12/19/97             40
131 550 S. Hope..............................      (10,247)               1991        10/06/97             40
132 Two California Plaza.....................      (31,732)               1992        08/23/96             40
133 Marina Business Center -- Bldg 1-4.......         (512)     1982-1984,1998        07/02/01             40
134 1201 Dove Street.........................         (131)          1975,1989        07/02/01             40
135 Empire Corporate Center..................          (87)          1985,1999        07/02/01             40
136 One Lakeshore Centre.....................         (189)               1990        07/02/01             40

                                                                                  ENCUMBRANCES
DESCRIPTION                                     NOTES           LOCATION          AT 12/31/01
-----------                                     ------          --------          ------------
137 Ontario Corporate Center.................            Ontario, CA                       --
138 Ontario Gateway I........................            Ontario, CA                       --
139 Ontario Gateway II.......................            Ontario, CA                       --
140 3800 Chapman.............................            Orange, CA                        --
141 500 Orange Tower.........................            Orange, CA                        --
142 500-600 City Parkway.....................            Orange, CA                        --
143 City Plaza...............................            Orange, CA                        --
144 City Tower...............................            Orange, CA                        --
145 1100 Executive Tower.....................    (3)     Orange, CA                        --
146 3280 E. Foothill Boulevard...............            Pasadena, CA                      --
147 790 Colorado.............................            Pasadena, CA                      --
148 Century Square...........................            Pasadena, CA                      --
149 Pasadena Financial Center................            Pasadena, CA                      --
150 Regional Office Center III...............            Redlands, CA                      --
151 Bridge Pointe Corporate Centre I & II....            San Diego, CA                     --
152 Carmel Valley Centre I & II..............            San Diego, CA                     --
153 Carmel View Office Plaza.................            San Diego, CA                     --
154 Centerpark Plaza One.....................            San Diego, CA                     --
155 Centerpark Plaza Two (Ind)...............            San Diego, CA                     --
156 Centerpark Plaza Two (Office)............            San Diego, CA                     --
157 Centerside II............................            San Diego, CA                (22,656)
158 Crossroads...............................            San Diego, CA                     --
159 Governor Executive Center................            San Diego, CA                     --
160 La Jolla Centre I & II...................            San Diego, CA                     --
161 Nobel Corporate Plaza....................            San Diego, CA                     --
162 One Pacific Heights......................            San Diego, CA                     --
163 Pacific Corporate Plaza..................            San Diego, CA                     --
164 Pacific Point............................            San Diego, CA                     --
165 Park Plaza...............................            San Diego, CA                     --
166 Sorrento Tech I, II, III.................            San Diego, CA                     --
167 Westridge I..............................            San Diego, CA                     --
168 Smith Barney Tower.......................    (3)     San Diego, CA                     --
169 The Plaza at LaJolla Village.............    (3)     San Diego, CA                (79,300)
170 Lincoln Town Center......................            Santa Ana, CA                     --
171 2951 28th Street.........................            Santa Monica, CA                  --
172 429 Santa Monica.........................            Santa Monica, CA                  --
173 Arboretum Courtyard......................            Santa Monica, CA                  --
174 Janss Court..............................            Santa Monica, CA             (16,834)
175 Santa Monica Business Park...............            Santa Monica, CA              (8,878)
176 Santa Monica Gateway.....................            Santa Monica, CA                  --
177 Searise Office Tower.....................            Santa Monica, CA                  --
178 Wilshire Palisades.......................            Santa Monica, CA             (27,155)
179 Bixby Ranch..............................            Seal Beach, CA               (26,857)
                                                                                  -----------
  Los Angeles Region Totals..................                                        (206,519)
                                                                                  -----------
NEW YORK REGION
180 527 Madison Avenue.......................            New York, NY                      --
181 850 Third Avenue.........................   (3)(5)   New York, NY                 (56,751)
182 Park Avenue Tower........................    (5)     New York, NY                (131,165)
183 Tower 56.................................            New York, NY                 (23,006)
184 Worldwide Plaza..........................            New York, NY                (236,076)
185 Shelton Pointe...........................    (3)     Shelton, CT                       --

                                                                                COSTS CAPITALIZED
                                                INITIAL COST TO COMPANY     SUBSEQUENT TO ACQUISITION
                                               --------------------------   -------------------------
                                                             BUILDING AND                BUILDING AND
DESCRIPTION                                       LAND       IMPROVEMENTS      LAND      IMPROVEMENTS
-----------                                    -----------   ------------   ----------   ------------
137 Ontario Corporate Center.................        1,383         7,839            --            20
138 Ontario Gateway I........................          830         4,703            --            17
139 Ontario Gateway II.......................          729         4,134            --            76
140 3800 Chapman.............................        3,019        17,107            --             3
141 500 Orange Tower.........................       12,944        28,913            --         2,710
142 500-600 City Parkway.....................        7,296        41,342            --           341
143 City Plaza...............................        6,809        38,584            --           221
144 City Tower...............................       10,440        59,160            --           290
145 1100 Executive Tower.....................        4,622        41,599            --         1,497
146 3280 E. Foothill Boulevard...............        3,396        19,246            --           348
147 790 Colorado.............................        2,355        13,343            --            12
148 Century Square...........................        6,787        38,457            --            --
149 Pasadena Financial Center................        4,779        27,084            --            67
150 Regional Office Center III...............          730         4,136            --            41
151 Bridge Pointe Corporate Centre I & II....       13,058        73,997            --             4
152 Carmel Valley Centre I & II..............        3,898        22,087            --            --
153 Carmel View Office Plaza.................        1,917        10,864            --            --
154 Centerpark Plaza One.....................        1,455         8,245            --            --
155 Centerpark Plaza Two (Ind)...............        1,305         7,395            --            14
156 Centerpark Plaza Two (Office)............          879         4,983            --            --
157 Centerside II............................        5,777        32,737            --           458
158 Crossroads...............................        2,400        13,600            --           131
159 Governor Executive Center................        1,605         9,095            --             5
160 La Jolla Centre I & II...................       12,904        73,122            --            79
161 Nobel Corporate Plaza....................        3,697        20,948            --           153
162 One Pacific Heights......................        3,072        17,408            --           240
163 Pacific Corporate Plaza..................        2,100        11,900            --            --
164 Pacific Point............................        2,700        15,300            --            --
165 Park Plaza...............................        2,203        12,484            --            --
166 Sorrento Tech I, II, III.................        1,875        10,625            --            --
167 Westridge I..............................        1,500         8,500            --           (81)
168 Smith Barney Tower.......................        2,658        23,919            --         3,815
169 The Plaza at LaJolla Village.............       10,916        98,243            19         3,649
170 Lincoln Town Center......................        4,403        24,950            --           270
171 2951 28th Street.........................        3,612        20,465            --            14
172 429 Santa Monica.........................        2,523        14,298            --            79
173 Arboretum Courtyard......................        6,573        37,245            --            --
174 Janss Court..............................        4,350        24,650            --            75
175 Santa Monica Business Park...............           --       242,155            --           469
176 Santa Monica Gateway.....................        1,867         8,686            --         3,374
177 Searise Office Tower.....................        4,380        24,818            --           205
178 Wilshire Palisades.......................        9,763        55,323            --         1,328
179 Bixby Ranch..............................        6,450        36,550            --           606
                                               -----------   -----------    ----------    ----------
  Los Angeles Region Totals..................      320,445     2,613,006            19        96,425
                                               -----------   -----------    ----------    ----------
NEW YORK REGION
180 527 Madison Avenue.......................        9,155        51,877            --         1,283
181 850 Third Avenue.........................        9,606        86,453            30         3,439
182 Park Avenue Tower........................       48,976       195,904           719         5,132
183 Tower 56.................................        6,853        38,832            --           989
184 Worldwide Plaza..........................      124,919       499,676            --         1,023
185 Shelton Pointe...........................        1,514        13,625            --           835

                                                GROSS AMOUNT CARRIED AT
                                               CLOSE OF PERIOD 12/31/2001
                                               --------------------------
                                                             BUILDING AND
DESCRIPTION                                       LAND       IMPROVEMENTS    TOTAL(1)
-----------                                    -----------   ------------   -----------
137 Ontario Corporate Center.................        1,383         7,859          9,242
138 Ontario Gateway I........................          830         4,720          5,550
139 Ontario Gateway II.......................          729         4,210          4,939
140 3800 Chapman.............................        3,019        17,110         20,129
141 500 Orange Tower.........................       12,944        31,623         44,567
142 500-600 City Parkway.....................        7,296        41,683         48,979
143 City Plaza...............................        6,809        38,805         45,614
144 City Tower...............................       10,440        59,450         69,890
145 1100 Executive Tower.....................        4,622        43,096         47,718
146 3280 E. Foothill Boulevard...............        3,396        19,594         22,990
147 790 Colorado.............................        2,355        13,355         15,710
148 Century Square...........................        6,787        38,457         45,244
149 Pasadena Financial Center................        4,779        27,151         31,930
150 Regional Office Center III...............          730         4,177          4,907
151 Bridge Pointe Corporate Centre I & II....       13,058        74,001         87,059
152 Carmel Valley Centre I & II..............        3,898        22,087         25,985
153 Carmel View Office Plaza.................        1,917        10,864         12,781
154 Centerpark Plaza One.....................        1,455         8,245          9,700
155 Centerpark Plaza Two (Ind)...............        1,305         7,409          8,714
156 Centerpark Plaza Two (Office)............          879         4,983          5,862
157 Centerside II............................        5,777        33,195         38,972
158 Crossroads...............................        2,400        13,731         16,131
159 Governor Executive Center................        1,605         9,100         10,705
160 La Jolla Centre I & II...................       12,904        73,201         86,105
161 Nobel Corporate Plaza....................        3,697        21,101         24,798
162 One Pacific Heights......................        3,072        17,648         20,720
163 Pacific Corporate Plaza..................        2,100        11,900         14,000
164 Pacific Point............................        2,700        15,300         18,000
165 Park Plaza...............................        2,203        12,484         14,687
166 Sorrento Tech I, II, III.................        1,875        10,625         12,500
167 Westridge I..............................        1,500         8,419          9,919
168 Smith Barney Tower.......................        2,658        27,734         30,392
169 The Plaza at LaJolla Village.............       10,935       101,892        112,827
170 Lincoln Town Center......................        4,403        25,220         29,623
171 2951 28th Street.........................        3,612        20,479         24,091
172 429 Santa Monica.........................        2,523        14,377         16,900
173 Arboretum Courtyard......................        6,573        37,245         43,818
174 Janss Court..............................        4,350        24,725         29,075
175 Santa Monica Business Park...............           --       242,624        242,624
176 Santa Monica Gateway.....................        1,867        12,060         13,927
177 Searise Office Tower.....................        4,380        25,023         29,403
178 Wilshire Palisades.......................        9,763        56,651         66,414
179 Bixby Ranch..............................        6,450        37,156         43,606
                                               -----------   -----------    -----------
  Los Angeles Region Totals..................      320,464     2,709,431      3,029,895
                                               -----------   -----------    -----------
NEW YORK REGION
180 527 Madison Avenue.......................        9,155        53,160         62,315
181 850 Third Avenue.........................        9,636        89,892         99,528
182 Park Avenue Tower........................       49,695       201,036        250,731
183 Tower 56.................................        6,853        39,821         46,674
184 Worldwide Plaza..........................      124,919       500,699        625,618
185 Shelton Pointe...........................        1,514        14,460         15,974


                                                                  DATE OF
                                               ACCUMULATED     CONSTRUCTION/            DATE          DEPRECIABLE
DESCRIPTION                                    DEPRECIATION      RENOVATION           ACQUIRED         LIVES(2)
-----------                                    ------------   ----------------   ------------------   -----------
137 Ontario Corporate Center.................          (90)               1989        07/02/01             40
138 Ontario Gateway I........................          (54)               1984        07/02/01             40
139 Ontario Gateway II.......................          (47)               1986        07/02/01             40
140 3800 Chapman.............................         (196)               1984        07/02/01             40
141 500 Orange Tower.........................       (3,898)               1988        01/01/01             40
142 500-600 City Parkway.....................         (478)     1974-1978,1998        07/02/01             40
143 City Plaza...............................         (442)               1970        07/02/01             40
144 City Tower...............................         (678)               1988        07/02/01             40
145 1100 Executive Tower.....................       (5,155)               1987        12/15/94             40
146 3280 E. Foothill Boulevard...............         (221)               1982        07/02/01             40
147 790 Colorado.............................         (153)               1981        07/02/01             40
148 Century Square...........................         (441)               1984        07/02/01             40
149 Pasadena Financial Center................         (313)          1984,1996        07/02/01             40
150 Regional Office Center III...............          (47)               1988        07/02/01             40
151 Bridge Pointe Corporate Centre I & II....         (848)          1998-2000        07/02/01             40
152 Carmel Valley Centre I & II..............         (254)          1987-1989        07/02/01             40
153 Carmel View Office Plaza.................         (124)               1985        07/02/01             40
154 Centerpark Plaza One.....................          (94)               1984        07/02/01             40
155 Centerpark Plaza Two (Ind)...............          (85)               1989        07/02/01             40
156 Centerpark Plaza Two (Office)............          (57)               1989        07/02/01             40
157 Centerside II............................       (1,350)               1987        06/19/00             40
158 Crossroads...............................         (536)               1983        06/19/00             40
159 Governor Executive Center................         (104)               1988        07/02/01             40
160 La Jolla Centre I & II...................         (838)          1986-1989        07/02/01             40
161 Nobel Corporate Plaza....................         (240)               1985        07/02/01             40
162 One Pacific Heights......................         (199)               1989        07/02/01             40
163 Pacific Corporate Plaza..................         (136)               1988        07/02/01             40
164 Pacific Point............................         (175)               1988        07/02/01             40
165 Park Plaza...............................         (143)               1982        07/02/01             40
166 Sorrento Tech I, II, III.................         (122)               1985        07/02/01             40
167 Westridge I..............................          (97)               1980        07/02/01             40
168 Smith Barney Tower.......................       (4,369)               1987        04/28/97             40
169 The Plaza at LaJolla Village.............      (12,068)          1987-1990        03/10/94             40
170 Lincoln Town Center......................       (1,010)               1987        06/19/00             40
171 2951 28th Street.........................         (234)               1971        07/02/01             40
172 429 Santa Monica.........................         (562)               1982        06/19/00             40
173 Arboretum Courtyard......................         (427)               1999        07/02/01             40
174 Janss Court..............................         (955)               1989        06/19/00             40
175 Santa Monica Business Park...............       (2,782)          1979-1981        07/02/01             40
176 Santa Monica Gateway.....................         (101)               2000        07/02/01             40
177 Searise Office Tower.....................         (967)               1975        06/19/00             40
178 Wilshire Palisades.......................       (2,153)               1981        06/19/00             40
179 Bixby Ranch..............................       (1,455)               1987        06/19/00             40
                                               -----------
  Los Angeles Region Totals..................     (143,652)
                                               -----------
NEW YORK REGION
180 527 Madison Avenue.......................       (2,083)               1986        06/19/00             40
181 850 Third Avenue.........................      (11,093)          1960/1996        03/20/95             40
182 Park Avenue Tower........................      (17,811)               1986        07/15/98             40
183 Tower 56.................................       (1,557)               1983        06/19/00             40
184 Worldwide Plaza..........................      (40,207)               1989        10/01/98             40
185 Shelton Pointe...........................       (1,863)          1985/1993        11/26/91             40

                                                                                  ENCUMBRANCES
DESCRIPTION                                     NOTES           LOCATION          AT 12/31/01
-----------                                     ------          --------          ------------
186 177 Broad Street.........................    (3)     Stamford, CT                      --
187 300 Atlantic Street......................    (3)     Stamford, CT                      --
188 Canterbury Green.........................   (3)(4)   Stamford, CT                 (19,180)
189 Four Stamford Plaza......................    (3)     Stamford, CT                 (15,947)
190 One and Two Stamford Plaza...............    (3)     Stamford, CT                      --
191 Three Stamford Plaza.....................    (3)     Stamford, CT                 (16,689)
                                                                                  -----------
  NEW YORK REGION TOTALS.....................                                        (498,814)
                                                                                  -----------
SAN FRANCISCO REGION
192 Golden Bear Center.......................            Berkeley CA                  (19,127)
193 Sierra Point.............................            Brisbane, CA                      --
194 Airport Service Center...................            Burlingame, CA                    --
195 Bay Park Plaza I & II....................            Burlingame, CA                    --
196 One Bay Plaza............................            Burlingame, CA                    --
197 One & Two Corporate Center...............            Concord, CA                       --
198 5813 Shellmound Street/5855 Christie
 Ave.........................................            Emeryville, CA                    --
199 Watergate Office Towers..................            Emeryville, CA                    --
200 Parkshore Plaza II.......................            Folsom, CA                        --
201 Parkshore Plaza I........................            Folsum, CA                        --
202 Bayside Corporate Center.................            Foster City, CA                   --
203 Metro Center.............................            Foster City, CA                   --
204 Parkside Towers..........................    (6)     Foster City, CA                   --
205 Vintage Industrial Park..................            Foster City, CA                   --
206 Vintage Park Office......................            Foster City, CA                   --
207 Lafayette Terrace........................            Lafayette, CA                     --
208 Drake's Landing..........................            Larkspur, CA                      --
209 Larkspur Landing Office Park.............            Larkspur, CA                      --
210 Wood Island Office Complex...............            Larkspur, CA                      --
211 2180 Sand Hill Road......................            Menlo Park, CA                    --
212 PeopleSoft Plaza.........................            Pleasanton, CA                    --
213 Redwood Shores...........................            Redwood City, CA                  --
214 Seaport Centre...........................            Redwood City, CA                  --
215 Seaport Plaza............................            Redwood City, CA                  --
216 555 Twin Dolphin Plaza...................            Redwood Shores, CA                --
217 Douglas Corporate Center.................            Roseville, CA                     --
218 Johnson Ranch Corp Centre I & II.........            Roseville, CA                     --
219 Roseville Corporate Center...............            Roseville, CA                     --
220 3600-3620 American River Drive...........            Sacramento, CA                    --
221 455 University Avenue....................            Sacramento, CA                    --
222 555 University Avenue....................            Sacramento, CA                    --
223 575 & 601 University Avenue..............            Sacramento, CA                    --
224 655 University Avenue....................            Sacramento, CA                    --
225 701 University Avenue....................            Sacramento, CA                    --
226 740 University Avenue....................            Sacramento, CA                    --
227 8880 Cal Center Drive....................            Sacramento, CA                    --
228 Exposition Centre........................            Sacramento, CA                (4,765)
229 Fidelity Plaza...........................            Sacramento, CA                    --
230 Gateway Oaks I...........................            Sacramento, CA                    --
231 Gateway Oaks II..........................            Sacramento, CA                    --
232 Gateway Oaks III.........................            Sacramento, CA                    --
233 Gateway Oaks IV..........................            Sacramento, CA                    --
234 Point West Commercentre..................            Sacramento, CA                    --

                                                                                COSTS CAPITALIZED
                                                INITIAL COST TO COMPANY     SUBSEQUENT TO ACQUISITION
                                               --------------------------   -------------------------
                                                             BUILDING AND                BUILDING AND
DESCRIPTION                                       LAND       IMPROVEMENTS      LAND      IMPROVEMENTS
-----------                                    -----------   ------------   ----------   ------------
186 177 Broad Street.........................        2,562        23,056            --           634
187 300 Atlantic Street......................        4,632        41,691            --         2,442
188 Canterbury Green.........................           --        41,987            92         1,530
189 Four Stamford Plaza......................        4,471        40,238            24         1,394
190 One and Two Stamford Plaza...............        8,268        74,409            --         4,155
191 Three Stamford Plaza.....................        3,957        35,610            --           711
                                               -----------   -----------    ----------    ----------
  NEW YORK REGION TOTALS.....................      224,913     1,143,358           865        23,567
                                               -----------   -----------    ----------    ----------
SAN FRANCISCO REGION
192 Golden Bear Center.......................        4,500        25,500            --           166
193 Sierra Point.............................        3,198        18,120            --            --
194 Airport Service Center...................          855         4,845            --            11
195 Bay Park Plaza I & II....................       12,906        73,133            --           337
196 One Bay Plaza............................        8,642        48,973            --           557
197 One & Two Corporate Center...............        6,379        36,146            --           430
198 5813 Shellmound Street/5855 Christie
 Ave.........................................          870         4,930            --             8
199 Watergate Office Towers..................       46,568       263,885            --         4,915
200 Parkshore Plaza II.......................        4,082        23,130            --            --
201 Parkshore Plaza I........................        2,916        16,524            --             5
202 Bayside Corporate Center.................        2,836        16,069            --            --
203 Metro Center.............................           --       282,329            --         1,043
204 Parkside Towers..........................       36,000        66,600            --            --
205 Vintage Industrial Park..................       21,527       121,988            --           132
206 Vintage Park Office......................        5,719        32,406            --           156
207 Lafayette Terrace........................        1,422         8,057            --            --
208 Drake's Landing..........................        5,735        32,499            --           868
209 Larkspur Landing Office Park.............        8,316        47,126            --         1,474
210 Wood Island Office Complex...............        3,735        21,163            --            37
211 2180 Sand Hill Road......................        3,408        19,314            --            12
212 PeopleSoft Plaza.........................        7,039        39,887            --           595
213 Redwood Shores...........................        4,166        23,608            --            66
214 Seaport Centre...........................       24,000       136,000            --           101
215 Seaport Plaza............................       10,132        26,440            --         4,780
216 555 Twin Dolphin Plaza...................       11,790        66,810            --           277
217 Douglas Corporate Center.................        2,391        13,550            --            60
218 Johnson Ranch Corp Centre I & II.........        4,380        24,819            --            48
219 Roseville Corporate Center...............        3,008        17,046            --            --
220 3600-3620 American River Drive...........        2,209        12,518            --            76
221 455 University Avenue....................          465         2,634            --            --
222 555 University Avenue....................          939         5,323            --            87
223 575 & 601 University Avenue..............        1,159         6,569            --           112
224 655 University Avenue....................          672         3,806            --            34
225 701 University Avenue....................          934         5,294            --            27
226 740 University Avenue....................          212         1,199            --            --
227 8880 Cal Center Drive....................        2,393        13,560            --            99
228 Exposition Centre........................        1,200         7,800            --            81
229 Fidelity Plaza...........................        1,149         6,513            --             2
230 Gateway Oaks I...........................        2,391        13,546            --            81
231 Gateway Oaks II..........................        1,341         7,600            --           131
232 Gateway Oaks III.........................          936         5,305            --            38
233 Gateway Oaks IV..........................        1,658         9,395            --            --
234 Point West Commercentre..................        2,321        13,154            --            35

                                                GROSS AMOUNT CARRIED AT
                                               CLOSE OF PERIOD 12/31/2001
                                               --------------------------
                                                             BUILDING AND
DESCRIPTION                                       LAND       IMPROVEMENTS    TOTAL(1)
-----------                                    -----------   ------------   -----------
186 177 Broad Street.........................        2,562        23,690         26,252
187 300 Atlantic Street......................        4,632        44,133         48,765
188 Canterbury Green.........................           92        43,517         43,609
189 Four Stamford Plaza......................        4,495        41,632         46,127
190 One and Two Stamford Plaza...............        8,268        78,564         86,832
191 Three Stamford Plaza.....................        3,957        36,321         40,278
                                               -----------   -----------    -----------
  NEW YORK REGION TOTALS.....................      225,778     1,166,925      1,392,703
                                               -----------   -----------    -----------
SAN FRANCISCO REGION
192 Golden Bear Center.......................        4,500        25,666         30,166
193 Sierra Point.............................        3,198        18,120         21,318
194 Airport Service Center...................          855         4,856          5,711
195 Bay Park Plaza I & II....................       12,906        73,470         86,376
196 One Bay Plaza............................        8,642        49,530         58,172
197 One & Two Corporate Center...............        6,379        36,576         42,955
198 5813 Shellmound Street/5855 Christie
 Ave.........................................          870         4,938          5,808
199 Watergate Office Towers..................       46,568       268,800        315,368
200 Parkshore Plaza II.......................        4,082        23,130         27,212
201 Parkshore Plaza I........................        2,916        16,529         19,445
202 Bayside Corporate Center.................        2,836        16,069         18,905
203 Metro Center.............................           --       283,372        283,372
204 Parkside Towers..........................       36,000        66,600        102,600
205 Vintage Industrial Park..................       21,527       122,120        143,647
206 Vintage Park Office......................        5,719        32,562         38,281
207 Lafayette Terrace........................        1,422         8,057          9,479
208 Drake's Landing..........................        5,735        33,367         39,102
209 Larkspur Landing Office Park.............        8,316        48,600         56,916
210 Wood Island Office Complex...............        3,735        21,200         24,935
211 2180 Sand Hill Road......................        3,408        19,326         22,734
212 PeopleSoft Plaza.........................        7,039        40,482         47,521
213 Redwood Shores...........................        4,166        23,674         27,840
214 Seaport Centre...........................       24,000       136,101        160,101
215 Seaport Plaza............................       10,132        31,220         41,352
216 555 Twin Dolphin Plaza...................       11,790        67,087         78,877
217 Douglas Corporate Center.................        2,391        13,610         16,001
218 Johnson Ranch Corp Centre I & II.........        4,380        24,867         29,247
219 Roseville Corporate Center...............        3,008        17,046         20,054
220 3600-3620 American River Drive...........        2,209        12,594         14,803
221 455 University Avenue....................          465         2,634          3,099
222 555 University Avenue....................          939         5,410          6,349
223 575 & 601 University Avenue..............        1,159         6,681          7,840
224 655 University Avenue....................          672         3,840          4,512
225 701 University Avenue....................          934         5,321          6,255
226 740 University Avenue....................          212         1,199          1,411
227 8880 Cal Center Drive....................        2,393        13,659         16,052
228 Exposition Centre........................        1,200         7,881          9,081
229 Fidelity Plaza...........................        1,149         6,515          7,664
230 Gateway Oaks I...........................        2,391        13,627         16,018
231 Gateway Oaks II..........................        1,341         7,731          9,072
232 Gateway Oaks III.........................          936         5,343          6,279
233 Gateway Oaks IV..........................        1,658         9,395         11,053
234 Point West Commercentre..................        2,321        13,189         15,510


                                                                  DATE OF
                                               ACCUMULATED     CONSTRUCTION/            DATE          DEPRECIABLE
DESCRIPTION                                    DEPRECIATION      RENOVATION           ACQUIRED         LIVES(2)
-----------                                    ------------   ----------------   ------------------   -----------
186 177 Broad Street.........................       (2,720)               1989        01/29/97             40
187 300 Atlantic Street......................       (5,132)          1987/1996        03/30/93             40
188 Canterbury Green.........................       (5,205)               1987        12/15/92             40
189 Four Stamford Plaza......................       (4,949)          1979/1994        08/31/94             40
190 One and Two Stamford Plaza...............       (9,617)          1986/1994        03/30/93             40
191 Three Stamford Plaza.....................       (4,290)          1980/1994        12/15/92             40
                                               -----------
  NEW YORK REGION TOTALS.....................     (106,527)
                                               -----------
SAN FRANCISCO REGION
192 Golden Bear Center.......................         (985)               1986        06/19/00             40
193 Sierra Point.............................         (208)          1979,1983        07/02/01             40
194 Airport Service Center...................          (56)               1978        07/02/01             40
195 Bay Park Plaza I & II....................       (2,864)          1985-1998        06/19/00             40
196 One Bay Plaza............................       (1,935)               1979        06/19/00             40
197 One & Two Corporate Center...............       (1,468)          1985-1987        06/19/00             40
198 5813 Shellmound Street/5855 Christie
 Ave.........................................          (56)          1970-1971        07/02/01             40
199 Watergate Office Towers..................       (3,024)          1973-2001        07/02/01             40
200 Parkshore Plaza II.......................         (265)               1999        07/02/01             40
201 Parkshore Plaza I........................         (189)               1999        07/02/01             40
202 Bayside Corporate Center.................         (184)          1986-1987        07/02/01             40
203 Metro Center.............................       (3,235)          1985-1988        07/02/01             40
204 Parkside Towers..........................           --                2001        07/02/01             40
205 Vintage Industrial Park..................       (1,398)          1985-1990        07/02/01             40
206 Vintage Park Office......................         (372)          1985-1990        07/02/01             40
207 Lafayette Terrace........................          (92)               1985        07/02/01             40
208 Drake's Landing..........................         (372)               1986        07/02/01             40
209 Larkspur Landing Office Park.............         (540)          1981-1982        07/02/01             40
210 Wood Island Office Complex...............         (242)               1978        07/02/01             40
211 2180 Sand Hill Road......................         (221)               1976        07/02/01             40
212 PeopleSoft Plaza.........................       (1,548)               1984        06/19/00             40
213 Redwood Shores...........................         (271)               1986        07/02/01             40
214 Seaport Centre...........................       (5,250)               1988        06/19/00             40
215 Seaport Plaza............................         (384)               2000        06/19/00             40
216 555 Twin Dolphin Plaza...................         (769)               1989        07/02/01             40
217 Douglas Corporate Center.................         (156)               1990        07/02/01             40
218 Johnson Ranch Corp Centre I & II.........         (284)          1990-1998        07/02/01             40
219 Roseville Corporate Center...............         (195)               1999        07/02/01             40
220 3600-3620 American River Drive...........         (145)    1977-1979, 1997        07/02/01             40
221 455 University Avenue....................          (30)               1973        07/02/01             40
222 555 University Avenue....................          (61)               1974        07/02/01             40
223 575 & 601 University Avenue..............          (75)               1977        07/02/01             40
224 655 University Avenue....................          (44)               1979        07/02/01             40
225 701 University Avenue....................          (61)               1990        07/02/01             40
226 740 University Avenue....................          (14)               1973        07/02/01             40
227 8880 Cal Center Drive....................         (157)               1989        07/02/01             40
228 Exposition Centre........................         (308)               1984        06/19/00             40
229 Fidelity Plaza...........................          (75)               1980        07/02/01             40
230 Gateway Oaks I...........................         (156)               1990        07/02/01             40
231 Gateway Oaks II..........................          (87)               1992        07/02/01             40
232 Gateway Oaks III.........................          (61)               1996        07/02/01             40
233 Gateway Oaks IV..........................         (108)               1998        07/02/01             40
234 Point West Commercentre..................         (153)               1983        07/02/01             40

                                                                                  ENCUMBRANCES
DESCRIPTION                                     NOTES           LOCATION          AT 12/31/01
-----------                                     ------          --------          ------------
235 Point West Corporate Center I & II.......            Sacramento, CA                    --
236 Point West I -- Response Road............            Sacramento, CA                    --
237 Point West III -- River Park Dr..........            Sacramento, CA                    --
238 The Orchard..............................            Sacramento, CA                    --
239 Wells Fargo Center.......................            Sacramento, CA                    --
240 Bayhill Office Center....................            San Bruno, CA                (92,786)
241 Skyway Landing I & II....................            San Carlos, CA                    --
242 120 Montgomery...........................            San Francisco, CA                 --
243 150 California...........................            San Francisco, CA                 --
244 201 California...........................            San Francisco, CA            (40,492)
245 Bayside Plaza............................            San Francisco, CA            (14,692)
246 201 Mission Street.......................    (3)     San Francisco, CA                 --
247 301 Howard Building......................            San Francisco, CA                 --
248 580 California...........................    (3)     San Francisco, CA            (58,041)
249 60 Spear Street Building.................    (3)     San Francisco, CA                 --
250 One Maritime Plaza.......................    (3)     San Francisco, CA                 --
251 One Market...............................    (3)     San Francisco, CA           (182,765)
252 Peninsula Office Park....................            San Mateo, CA                (81,659)
253 San Mateo BayCenter I....................            San Mateo, CA                     --
254 San Mateo BayCenter II...................            San Mateo, CA                (11,023)
255 San Mateo BayCenter III..................            San Mateo, CA                     --
256 Norris Tech Center.......................            San Ramon, CA                     --
257 One & Two ADP Plaza......................            San Ramon, CA                     --
258 Fountaingrove Center.....................            Santa Rosa, CA                    --
259 Dubuque Business Center..................            South San Francisco, CA           --
260 Treat Towers.............................            Walnut Creek, CA                  --
                                                                                  -----------
  San Francisco Region Totals................                                        (505,350)
                                                                                  -----------
SAN JOSE REGION
261 Pruneyard Office Towers..................            Campbell, CA                      --
262 Cupertino Business Center................            Cupertino, CA                     --
263 1900 McCarthy............................            Milpitas, CA                      --
264 California Circle II.....................            Milpitas, CA                      --
265 Oak Creek I & II.........................            Milpitas, CA                      --
266 Shoreline Technology Park................            Mountain View, CA                 --
267 Meier Mountain View......................            Mountain View, CA                 --
268 Ravendale at Central.....................            Mountain View, CA                 --
269 Embarcadero Place........................            Palo Alto, CA                (35,351)
270 Palo Alto Square.........................            Palo Alto, CA                     --
271 Xerox Campus.............................            Palo Alto, CA                     --
272 Foothill Research Center.................            Palo Alto, CA                     --
273 Lockheed.................................            Palo Alto, CA                     --
274 10 Almaden...............................            San Jose, CA                      --
275 1740 Technology..........................            San Jose, CA                 (19,182)
276 2290 North First Street..................            San Jose, CA                      --
277 Aspect Telecommunications................            San Jose, CA                      --
278 Central Park Plaza.......................            San Jose, CA                      --
279 Metro Plaza..............................            San Jose, CA                      --
280 Ridder Park..............................            San Jose, CA                      --
281 Skyport..................................    (6)     San Jose, CA                      --
282 Concourse................................            San Jose, CA                      --
283 Creekside................................            San Jose, CA                      --

                                                                                COSTS CAPITALIZED
                                                INITIAL COST TO COMPANY     SUBSEQUENT TO ACQUISITION
                                               --------------------------   -------------------------
                                                             BUILDING AND                BUILDING AND
DESCRIPTION                                       LAND       IMPROVEMENTS      LAND      IMPROVEMENTS
-----------                                    -----------   ------------   ----------   ------------
235 Point West Corporate Center I & II.......        3,653        14,779            --           288
236 Point West I -- Response Road............          774         4,384            --             3
237 Point West III -- River Park Dr..........        1,141         6,467            --            12
238 The Orchard..............................        1,226         6,948            --            58
239 Wells Fargo Center.......................       17,819       100,976            --           284
240 Bayhill Office Center....................       24,010       136,055            --           470
241 Skyway Landing I & II....................       15,535        35,994            --        13,520
242 120 Montgomery...........................       17,604        99,756            --         1,120
243 150 California...........................       12,567        46,184            --         6,483
244 201 California...........................       10,520        59,611            --           734
245 Bayside Plaza............................        4,108        23,280            --           252
246 201 Mission Street.......................        8,871        79,837            --         2,913
247 301 Howard Building......................        6,547        58,920            --         4,297
248 580 California...........................        7,491        67,421             8         3,505
249 60 Spear Street Building.................        2,125        19,126            15         1,614
250 One Maritime Plaza.......................       11,531       103,776            --        10,551
251 One Market...............................       34,814       313,330            --        32,054
252 Peninsula Office Park....................       27,275       154,561            --           884
253 San Mateo BayCenter I....................        5,382        30,498            --           159
254 San Mateo BayCenter II...................        6,245        35,389            --            74
255 San Mateo BayCenter III..................        3,357        19,023            --           158
256 Norris Tech Center.......................        5,700        32,300            --           176
257 One & Two ADP Plaza......................        7,460        42,273            --           270
258 Fountaingrove Center.....................        2,898        16,424            --           109
259 Dubuque Business Center..................        3,225        18,275            --            64
260 Treat Towers.............................       18,512       104,899            --            87
                                               -----------   -----------    ----------    ----------
  San Francisco Region Totals................      526,889     3,255,599            23        97,020
                                               -----------   -----------    ----------    ----------
SAN JOSE REGION
261 Pruneyard Office Towers..................       16,502       154,783            --         1,699
262 Cupertino Business Center................        2,910        16,490            --             8
263 1900 McCarthy............................        1,998        11,319            --            33
264 California Circle II.....................        1,764         9,997            --            --
265 Oak Creek I & II.........................        1,309         7,417            --            --
266 Shoreline Technology Park................       31,575       190,894            --           531
267 Meier Mountain View......................       13,950        79,050            --            12
268 Ravendale at Central.....................        2,550        14,450            --            --
269 Embarcadero Place........................       10,500        59,500            --            --
270 Palo Alto Square.........................           --        78,143           161           876
271 Xerox Campus.............................           --       132,810            --            --
272 Foothill Research Center.................           --       104,894            --            --
273 Lockheed.................................           --        27,712            --            --
274 10 Almaden...............................       12,583        71,303            --           226
275 1740 Technology..........................        8,766        49,673            --           614
276 2290 North First Street..................        2,431        13,776            --            51
277 Aspect Telecommunications................        2,925        16,575            --            --
278 Central Park Plaza.......................       11,181        63,358            --           295
279 Metro Plaza..............................       18,029       102,164            --           317
280 Ridder Park..............................        2,012        11,402            --            --
281 Skyport..................................       13,977       179,076            --        19,971
282 Concourse................................       49,279       279,248            --           628
283 Creekside................................        9,631        54,576            --           311

                                                GROSS AMOUNT CARRIED AT
                                               CLOSE OF PERIOD 12/31/2001
                                               --------------------------
                                                             BUILDING AND
DESCRIPTION                                       LAND       IMPROVEMENTS    TOTAL(1)
-----------                                    -----------   ------------   -----------
235 Point West Corporate Center I & II.......        3,653        15,067         18,720
236 Point West I -- Response Road............          774         4,387          5,161
237 Point West III -- River Park Dr..........        1,141         6,479          7,620
238 The Orchard..............................        1,226         7,006          8,232
239 Wells Fargo Center.......................       17,819       101,260        119,079
240 Bayhill Office Center....................       24,010       136,525        160,535
241 Skyway Landing I & II....................       15,535        49,514         65,049
242 120 Montgomery...........................       17,604       100,876        118,480
243 150 California...........................       12,567        52,667         65,234
244 201 California...........................       10,520        60,345         70,865
245 Bayside Plaza............................        4,108        23,532         27,640
246 201 Mission Street.......................        8,871        82,750         91,621
247 301 Howard Building......................        6,547        63,217         69,764
248 580 California...........................        7,499        70,926         78,425
249 60 Spear Street Building.................        2,140        20,740         22,880
250 One Maritime Plaza.......................       11,531       114,327        125,858
251 One Market...............................       34,814       345,384        380,198
252 Peninsula Office Park....................       27,275       155,445        182,720
253 San Mateo BayCenter I....................        5,382        30,657         36,039
254 San Mateo BayCenter II...................        6,245        35,463         41,708
255 San Mateo BayCenter III..................        3,357        19,181         22,538
256 Norris Tech Center.......................        5,700        32,476         38,176
257 One & Two ADP Plaza......................        7,460        42,543         50,003
258 Fountaingrove Center.....................        2,898        16,533         19,431
259 Dubuque Business Center..................        3,225        18,339         21,564
260 Treat Towers.............................       18,512       104,986        123,498
                                               -----------   -----------    -----------
  San Francisco Region Totals................      526,912     3,352,619      3,879,531
                                               -----------   -----------    -----------
SAN JOSE REGION
261 Pruneyard Office Towers..................       16,502       156,482        172,984
262 Cupertino Business Center................        2,910        16,498         19,408
263 1900 McCarthy............................        1,998        11,352         13,350
264 California Circle II.....................        1,764         9,997         11,761
265 Oak Creek I & II.........................        1,309         7,417          8,726
266 Shoreline Technology Park................       31,575       191,425        223,000
267 Meier Mountain View......................       13,950        79,062         93,012
268 Ravendale at Central.....................        2,550        14,450         17,000
269 Embarcadero Place........................       10,500        59,500         70,000
270 Palo Alto Square.........................          161        79,019         79,180
271 Xerox Campus.............................           --       132,810        132,810
272 Foothill Research Center.................           --       104,894        104,894
273 Lockheed.................................           --        27,712         27,712
274 10 Almaden...............................       12,583        71,529         84,112
275 1740 Technology..........................        8,766        50,287         59,053
276 2290 North First Street..................        2,431        13,827         16,258
277 Aspect Telecommunications................        2,925        16,575         19,500
278 Central Park Plaza.......................       11,181        63,653         74,834
279 Metro Plaza..............................       18,029       102,481        120,510
280 Ridder Park..............................        2,012        11,402         13,414
281 Skyport..................................       13,977       199,047        213,024
282 Concourse................................       49,279       279,876        329,155
283 Creekside................................        9,631        54,887         64,518


                                                                  DATE OF
                                               ACCUMULATED     CONSTRUCTION/            DATE          DEPRECIABLE
DESCRIPTION                                    DEPRECIATION      RENOVATION           ACQUIRED         LIVES(2)
-----------                                    ------------   ----------------   ------------------   -----------
235 Point West Corporate Center I & II.......         (171)               1984        07/02/01             40
236 Point West I -- Response Road............          (50)               1976        07/02/01             40
237 Point West III -- River Park Dr..........          (74)               1978        07/02/01             40
238 The Orchard..............................          (80)               1987        07/02/01             40
239 Wells Fargo Center.......................       (4,615)               1987        06/19/00             40
240 Bayhill Office Center....................       (5,250)          1982-1987        06/19/00             40
241 Skyway Landing I & II....................         (412)               2000        07/02/01             40
242 120 Montgomery...........................       (3,870)               1955        06/19/00             40
243 150 California...........................       (2,858)               2000        12/19/97             40
244 201 California...........................       (2,380)               1980        06/19/00             40
245 Bayside Plaza............................         (897)               1985        06/19/00             40
246 201 Mission Street.......................       (9,973)               1981        04/30/97             40
247 301 Howard Building......................       (6,517)               1988        04/29/98             40
248 580 California...........................       (9,203)               1984        12/21/95             40
249 60 Spear Street Building.................       (2,422)          1967/1987        09/29/87             40
250 One Maritime Plaza.......................      (13,867)          1967/1990        04/21/97             40
251 One Market...............................      (44,981)          1976/1995        11/22/94             40
252 Peninsula Office Park....................       (5,985)          1971-1998        06/19/00             40
253 San Mateo BayCenter I....................         (352)               1984        07/02/01             40
254 San Mateo BayCenter II...................         (405)               1984        07/02/01             40
255 San Mateo BayCenter III..................         (220)               1987        07/02/01             40
256 Norris Tech Center.......................       (1,298)          1984-1990        06/19/00             40
257 One & Two ADP Plaza......................       (1,657)          1987-1989        06/19/00             40
258 Fountaingrove Center.....................         (189)          1986-1991        07/02/01             40
259 Dubuque Business Center..................         (209)          1985-1986        07/02/01             40
260 Treat Towers.............................       (1,202)          1998-1999        07/02/01             40
                                               -----------
  San Francisco Region Totals................     (147,235)
                                               -----------
SAN JOSE REGION
261 Pruneyard Office Towers..................       (6,089)          1971-1999        06/19/00             40
262 Cupertino Business Center................         (189)          1974-1975        07/02/01             40
263 1900 McCarthy............................         (130)               1984        07/02/01             40
264 California Circle II.....................         (115)               1984        07/02/01             40
265 Oak Creek I & II.........................          (85)               1982        07/02/01             40
266 Shoreline Technology Park................      (19,001)          1985-1991        12/19/97             40
267 Meier Mountain View......................         (906)          1972-1980        07/02/01             40
268 Ravendale at Central.....................         (166)               1980        07/02/01             40
269 Embarcadero Place........................       (2,293)               1984        06/19/00             40
270 Palo Alto Square.........................       (5,852)          1971/1985        10/01/99             23
271 Xerox Campus.............................       (1,561)               1991        07/02/01             40
272 Foothill Research Center.................       (1,265)               1991        07/02/01             40
273 Lockheed.................................         (326)               1991        07/02/01             40
274 10 Almaden...............................       (2,762)               1989        06/19/00             40
275 1740 Technology..........................         (569)          1986,1994        07/02/01             40
276 2290 North First Street..................         (159)               1984        07/02/01             40
277 Aspect Telecommunications................         (190)               1989        07/02/01             40
278 Central Park Plaza.......................         (726)          1984-1985        07/02/01             40
279 Metro Plaza..............................       (1,178)          1986-1987        07/02/01             40
280 Ridder Park..............................         (131)               1966        07/02/01             40
281 Skyport..................................         (226)               2001        07/02/01             40
282 Concourse................................       (3,204)          1980-2000        07/02/01             40
283 Creekside................................         (641)               1986        07/02/01             40

                                                                                  ENCUMBRANCES
DESCRIPTION                                     NOTES           LOCATION          AT 12/31/01
-----------                                     ------          --------          ------------
284 Gateway Office II........................            San Jose, CA                      --
285 Gateway Office III.......................            San Jose, CA                      --
286 North First Office Center................            San Jose, CA                      --
287 San Jose Gateway.........................            San Jose, CA                      --
288 The Alameda..............................            San Jose, CA                      --
289 2727 Augustine...........................            Santa Clara, CA                   --
290 3001 Stender Way.........................            Santa Clara, CA                   --
291 3045 Stender Way.........................            Santa Clara, CA                   --
292 3281-3285 Scott Boulevard................            Santa Clara, CA                   --
293 Applied Materials I & II.................            Santa Clara, CA                   --
294 Meier Central North......................            Santa Clara, CA                   --
295 Meier Central South......................            Santa Clara, CA                   --
296 Patrick Henry Drive......................            Santa Clara, CA                   --
297 Santa Clara Office Center I..............            Santa Clara, CA                   --
298 Santa Clara Office Center II.............            Santa Clara, CA                   --
299 Santa Clara Office Center III............            Santa Clara, CA                   --
300 Santa Clara Office Center IV.............            Santa Clara, CA                   --
301 Lake Marriott Business Park..............            Santa Clara, CA                   --
302 Sunnyvale Business Center................            Sunnyvale, CA                     --
303 Borregas Avenue..........................            Sunnyvale, CA                     --
304 Meier Sunnyvale..........................            Sunnyvale, CA                     --
                                                                                  -----------
  San Jose Region Totals.....................                                         (54,533)
                                                                                  -----------
SEATTLE REGION
305 Calais Office Center.....................            Anchorage, AK                     --
306 10700 Building...........................            Bellevue, WA                      --
307 110 Atrium Place.........................            Bellevue, WA                 (20,374)
308 Bellefield Office Park...................            Bellevue, WA                      --
309 Bellevue Gateway I.......................            Bellevue, WA                      --
310 Bellevue Gateway II......................            Bellevue, WA                      --
311 Eastgate Office Park.....................            Bellevue, WA                      --
312 Gateway 405 Building.....................            Bellevue, WA                      --
313 I-90 Bellevue............................            Bellevue, WA                      --
314 Lincoln Executive Center I...............            Bellevue, WA                      --
315 Lincoln Executive Center II & III........            Bellevue, WA                      --
316 Main Street Building.....................            Bellevue, WA                      --
317 Plaza Center.............................            Bellevue, WA                      --
318 Plaza East...............................            Bellevue, WA                      --
319 Sunset North.............................            Bellevue, WA                      --
320 City Center Bellevue.....................            Bellevue, WA                      --
321 One Bellevue Center......................            Bellevue, WA                      --
322 Rainier Plaza............................            Bellevue, WA                      --
323 North Creek Parkway Center...............            Bothell, WA                       --
324 ABAM Building............................            Federal Way, WA                   --
325 Federal Way Office Building..............            Federal Way, WA                   --
326 Washington Park..........................            Federal Way, WA                   --
327 4000 Kruse Way Place.....................            Lake Oswego, OR                   --
328 4004 Kruse Way Place.....................            Lake Oswego, OR                   --
329 4800 Meadows.............................            Lake Oswego, OR                   --
330 4900-5000 Meadows........................            Lake Oswego, OR                   --
331 4949 Meadows.............................            Lake Oswego, OR                   --
332 Kruse Oaks I.............................            Lake Oswego, OR                   --

                                                                                COSTS CAPITALIZED
                                                INITIAL COST TO COMPANY     SUBSEQUENT TO ACQUISITION
                                               --------------------------   -------------------------
                                                             BUILDING AND                BUILDING AND
DESCRIPTION                                       LAND       IMPROVEMENTS      LAND      IMPROVEMENTS
-----------                                    -----------   ------------   ----------   ------------
284 Gateway Office II........................       16,286        92,288            --           481
285 Gateway Office III.......................        6,409        36,315            --            72
286 North First Office Center................        6,395        36,239            --            46
287 San Jose Gateway.........................        7,873        44,616            --         1,725
288 The Alameda..............................        1,129         6,399            --            --
289 2727 Augustine...........................        3,000        17,000            --            --
290 3001 Stender Way.........................        2,263        12,823            --            --
291 3045 Stender Way.........................        1,050         5,950            --            --
292 3281-3285 Scott Boulevard................        1,275         7,225            --            --
293 Applied Materials I & II.................        5,100        28,900            --            --
294 Meier Central North......................        2,880        16,320            --            --
295 Meier Central South......................        5,265        29,835            --            86
296 Patrick Henry Drive......................        2,475        14,025            --            --
297 Santa Clara Office Center I..............        2,010        11,391            --            --
298 Santa Clara Office Center II.............        2,870        16,261            --            --
299 Santa Clara Office Center III............        2,031        11,509            --            69
300 Santa Clara Office Center IV.............          186         1,057            --            --
301 Lake Marriott Business Park..............        9,091        84,967           247         2,331
302 Sunnyvale Business Center................        4,890        44,010            --            44
303 Borregas Avenue..........................        1,095         6,205            --            --
304 Meier Sunnyvale..........................          495         2,805            --            --
                                               -----------   -----------    ----------    ----------
  San Jose Region Totals.....................      297,940     2,254,750           408        30,426
                                               -----------   -----------    ----------    ----------
SEATTLE REGION
305 Calais Office Center.....................           --        16,631            --         1,850
306 10700 Building...........................           --        15,958            --            82
307 110 Atrium Place.........................        6,333        35,888            --           202
308 Bellefield Office Park...................       12,232        69,312            --           616
309 Bellevue Gateway I.......................        3,593        20,360            --           476
310 Bellevue Gateway II......................        2,016        11,423            --            12
311 Eastgate Office Park.....................        6,468        36,650            --           655
312 Gateway 405 Building.....................        1,011         5,727            --            60
313 I-90 Bellevue............................        3,725        21,108            --            70
314 Lincoln Executive Center I...............        3,235        18,329            --            16
315 Lincoln Executive Center II & III........        4,918        27,868            --            41
316 Main Street Building.....................        1,398         7,922            --           216
317 Plaza Center.............................       16,680        94,521            --           138
318 Plaza East...............................        4,687        26,561            --           262
319 Sunset North.............................       17,031        79,491            --        11,799
320 City Center Bellevue.....................       10,349        93,142            --         2,648
321 One Bellevue Center......................           --        56,223            --         1,338
322 Rainier Plaza............................           --        79,928            --         1,690
323 North Creek Parkway Center...............        4,500        25,500            --            48
324 ABAM Building............................          804         4,555            --            --
325 Federal Way Office Building..............          173           979            --            --
326 Washington Park..........................          896         5,075            --            --
327 4000 Kruse Way Place.....................        4,475        25,360            --           274
328 4004 Kruse Way Place.....................        1,888        10,698            --           105
329 4800 Meadows.............................           --        17,448            --            --
330 4900-5000 Meadows........................           --        30,528            --            31
331 4949 Meadows.............................           --        26,941            --            --
332 Kruse Oaks I.............................           --        14,648            --         3,771

                                                GROSS AMOUNT CARRIED AT
                                               CLOSE OF PERIOD 12/31/2001
                                               --------------------------
                                                             BUILDING AND
DESCRIPTION                                       LAND       IMPROVEMENTS    TOTAL(1)
-----------                                    -----------   ------------   -----------
284 Gateway Office II........................       16,286        92,769        109,055
285 Gateway Office III.......................        6,409        36,387         42,796
286 North First Office Center................        6,395        36,285         42,680
287 San Jose Gateway.........................        7,873        46,341         54,214
288 The Alameda..............................        1,129         6,399          7,528
289 2727 Augustine...........................        3,000        17,000         20,000
290 3001 Stender Way.........................        2,263        12,823         15,086
291 3045 Stender Way.........................        1,050         5,950          7,000
292 3281-3285 Scott Boulevard................        1,275         7,225          8,500
293 Applied Materials I & II.................        5,100        28,900         34,000
294 Meier Central North......................        2,880        16,320         19,200
295 Meier Central South......................        5,265        29,921         35,186
296 Patrick Henry Drive......................        2,475        14,025         16,500
297 Santa Clara Office Center I..............        2,010        11,391         13,401
298 Santa Clara Office Center II.............        2,870        16,261         19,131
299 Santa Clara Office Center III............        2,031        11,578         13,609
300 Santa Clara Office Center IV.............          186         1,057          1,243
301 Lake Marriott Business Park..............        9,338        87,298         96,636
302 Sunnyvale Business Center................        4,890        44,054         48,944
303 Borregas Avenue..........................        1,095         6,205          7,300
304 Meier Sunnyvale..........................          495         2,805          3,300
                                               -----------   -----------    -----------
  San Jose Region Totals.....................      298,348     2,285,176      2,583,524
                                               -----------   -----------    -----------
SEATTLE REGION
305 Calais Office Center.....................           --        18,481         18,481
306 10700 Building...........................           --        16,040         16,040
307 110 Atrium Place.........................        6,333        36,090         42,423
308 Bellefield Office Park...................       12,232        69,928         82,160
309 Bellevue Gateway I.......................        3,593        20,836         24,429
310 Bellevue Gateway II......................        2,016        11,435         13,451
311 Eastgate Office Park.....................        6,468        37,305         43,773
312 Gateway 405 Building.....................        1,011         5,787          6,798
313 I-90 Bellevue............................        3,725        21,178         24,903
314 Lincoln Executive Center I...............        3,235        18,345         21,580
315 Lincoln Executive Center II & III........        4,918        27,909         32,827
316 Main Street Building.....................        1,398         8,138          9,536
317 Plaza Center.............................       16,680        94,659        111,339
318 Plaza East...............................        4,687        26,823         31,510
319 Sunset North.............................       17,031        91,290        108,321
320 City Center Bellevue.....................       10,349        95,790        106,139
321 One Bellevue Center......................           --        57,561         57,561
322 Rainier Plaza............................           --        81,618         81,618
323 North Creek Parkway Center...............        4,500        25,548         30,048
324 ABAM Building............................          804         4,555          5,359
325 Federal Way Office Building..............          173           979          1,152
326 Washington Park..........................          896         5,075          5,971
327 4000 Kruse Way Place.....................        4,475        25,634         30,109
328 4004 Kruse Way Place.....................        1,888        10,803         12,691
329 4800 Meadows.............................           --        17,448         17,448
330 4900-5000 Meadows........................           --        30,559         30,559
331 4949 Meadows.............................           --        26,941         26,941
332 Kruse Oaks I.............................           --        18,419         18,419


                                                                  DATE OF
                                               ACCUMULATED     CONSTRUCTION/            DATE          DEPRECIABLE
DESCRIPTION                                    DEPRECIATION      RENOVATION           ACQUIRED         LIVES(2)
-----------                                    ------------   ----------------   ------------------   -----------
284 Gateway Office II........................       (1,061)          1983-1984        07/02/01             40
285 Gateway Office III.......................         (416)               1998        07/02/01             40
286 North First Office Center................         (416)          1985-1986        07/02/01             40
287 San Jose Gateway.........................         (513)               1981        07/02/01             40
288 The Alameda..............................          (73)               1972        07/02/01             40
289 2727 Augustine...........................         (195)               1975        07/02/01             40
290 3001 Stender Way.........................         (147)               1978        07/02/01             40
291 3045 Stender Way.........................          (68)               1975        07/02/01             40
292 3281-3285 Scott Boulevard................          (83)               1981        07/02/01             40
293 Applied Materials I & II.................         (331)               1979        07/02/01             40
294 Meier Central North......................         (187)          1972-1980        07/02/01             40
295 Meier Central South......................         (343)          1972-1980        07/02/01             40
296 Patrick Henry Drive......................         (161)               1981        07/02/01             40
297 Santa Clara Office Center I..............         (131)               1981        07/02/01             40
298 Santa Clara Office Center II.............         (186)               1978        07/02/01             40
299 Santa Clara Office Center III............         (132)               1980        07/02/01             40
300 Santa Clara Office Center IV.............          (12)               1979        07/02/01             40
301 Lake Marriott Business Park..............       (8,861)               1981        12/19/97             40
302 Sunnyvale Business Center................       (4,450)               1990        12/19/97             40
303 Borregas Avenue..........................          (71)               1978        07/02/01             40
304 Meier Sunnyvale..........................          (32)               1979        07/02/01             40
                                               -----------
  San Jose Region Totals.....................      (65,633)
                                               -----------
SEATTLE REGION
305 Calais Office Center.....................       (2,314)               1975        12/17/97             40
306 10700 Building...........................         (183)               1981        07/02/01             40
307 110 Atrium Place.........................       (1,412)               1981        06/19/00             40
308 Bellefield Office Park...................         (798)               1980        07/02/01             40
309 Bellevue Gateway I.......................         (233)               1985        07/02/01             40
310 Bellevue Gateway II......................         (132)               1988        07/02/01             40
311 Eastgate Office Park.....................         (420)               1985        07/02/01             40
312 Gateway 405 Building.....................          (66)               1986        07/02/01             40
313 I-90 Bellevue............................         (242)               1986        07/02/01             40
314 Lincoln Executive Center I...............         (210)          1983-1985        07/02/01             40
315 Lincoln Executive Center II & III........         (319)          1983-1985        07/02/01             40
316 Main Street Building.....................          (91)               1980        07/02/01             40
317 Plaza Center.............................       (1,083)          1978-1983        07/02/01             40
318 Plaza East...............................         (304)               1988        07/02/01             40
319 Sunset North.............................       (5,762)               1999        06/30/00             40
320 City Center Bellevue.....................       (7,190)               1987        01/28/99             40
321 One Bellevue Center......................       (6,269)               1983        12/17/97             40
322 Rainier Plaza............................       (8,568)               1986        12/17/97             40
323 North Creek Parkway Center...............         (292)               1987        07/02/01             40
324 ABAM Building............................          (52)               1985        07/02/01             40
325 Federal Way Office Building..............          (11)               1981        07/02/01             40
326 Washington Park..........................          (58)               1990        07/02/01             40
327 4000 Kruse Way Place.....................         (285)          1981-1986        07/02/01             40
328 4004 Kruse Way Place.....................         (126)               1996        07/02/01             40
329 4800 Meadows.............................         (200)               1998        07/02/01             40
330 4900-5000 Meadows........................         (350)               1990        07/02/01             40
331 4949 Meadows.............................         (309)               1997        07/02/01             40
332 Kruse Oaks I.............................         (168)               2001        07/02/01             40

                                                                                  ENCUMBRANCES
DESCRIPTION                                     NOTES           LOCATION          AT 12/31/01
-----------                                     ------          --------          ------------
333 Kruse Way Plaza I, II....................            Lake Oswego, OR                   --
334 Kruse Woods..............................            Lake Oswego, OR                   --
335 Island Corporate Center..................            Mercer Island, WA            (12,375)
336 5550 Macadam Building....................            Portland, OR                      --
337 Benjamin Franklin Plaza..................            Portland, OR                      --
338 Lincoln Center...........................            Portland, OR                      --
339 One Pacific Square.......................            Portland, OR                      --
340 River Forum I & II.......................            Portland, OR                      --
341 RiverSide Centre (Oregon)................            Portland, OR                      --
342 1001 Fifth Avenue........................            Portland, OR                      --
343 Redmond Heights Tech Center..............            Redmond, WA                       --
344 Southgate Office Plaza I & II............            Renton, WA                        --
345 Washington Mutual Tower..................            Seattle, WA                  (78,380)
346 World Trade Center East..................            Seattle, WA                       --
347 1111 Third Avenue........................            Seattle, WA                       --
348 Nordstrom Medical Tower..................            Seattle, WA                       --
349 Second and Seneca Buildings..............            Seattle, WA                       --
350 Second and Spring Building...............            Seattle, WA                       --
351 Wells Fargo Center.......................            Seattle, WA                       --
352 Nimbus Corporate Center..................            Tigard, OR                        --
                                                                                  -----------
  Seattle Region Totals......................                                        (111,129)
                                                                                  -----------
WASHINGTON D.C. REGION
353 Polk and Taylor Buildings................            Arlington, VA                     --
354 Four and Five Valley Square..............            Blue Bell, PA                     --
355 One Valley Square........................            Blue Bell, PA                     --
356 Three Valley Square......................            Blue Bell, PA                     --
357 Two Valley Square........................            Blue Bell, PA                     --
358 Four Falls Corporate Center..............            Conshohocken, PA                  --
359 Centerpointe I & II......................            Fairfax, VA                       --
360 Fair Oaks Plaza..........................            Fairfax, VA                       --
361 Northridge I.............................    (9)     Herndon, VA                  (13,572)
362 Oak Hill Plaza...........................            King of Prussia, PA               --
363 Walnut Hill Plaza........................            King of Prussia, PA          (14,056)
364 John Marshall III........................            McLean, VA                        --
365 E.J. Randolph............................    (9)     McLean, VA                   (14,965)
366 John Marshall I..........................            McLean, VA                   (18,662)
367 1601 Market Street.......................    (3)     Philadelphia, PA                  --
368 1700 Market Street.......................            Philadelphia, PA                  --
369 Reston Town Center Garage................    (3)     Reston, VA                        --
370 Reston Town Center.......................    (3)     Reston, VA                  (117,624)
371 1300 North 17th Street...................            Rosslyn, VA                       --
372 1616 N. Fort Myer Drive..................            Rosslyn, VA                       --
373 1111 19th Street                            (3)...   Washington, D.C.                  --
374 1333 H Street............................            Washington, D.C.                  --
375 1620 L Street............................    (3)     Washington, D.C.                  --
376 Market Square............................            Washington, D.C.                  --
377 One Lafayette Centre.....................            Washington, D.C.                  --
378 Three Lafayette..........................            Washington, D.C.                  --
379 Two Lafayette Centre.....................            Washington, D.C.                  --
380 One Devon Square.........................            Wayne, PA                         --
381 Three Devon Square.......................            Wayne, PA                         --

                                                                                COSTS CAPITALIZED
                                                INITIAL COST TO COMPANY     SUBSEQUENT TO ACQUISITION
                                               --------------------------   -------------------------
                                                             BUILDING AND                BUILDING AND
DESCRIPTION                                       LAND       IMPROVEMENTS      LAND      IMPROVEMENTS
-----------                                    -----------   ------------   ----------   ------------
333 Kruse Way Plaza I, II....................        2,866        16,239            --            14
334 Kruse Woods..............................       10,812        80,977            --           274
335 Island Corporate Center..................        2,700        15,300            --           176
336 5550 Macadam Building....................          870         4,929            --            78
337 Benjamin Franklin Plaza..................        7,505        42,529            --           754
338 Lincoln Center...........................       18,474       104,686            --           924
339 One Pacific Square.......................        4,451        25,221            --           167
340 River Forum I & II.......................        4,038        22,881            --           116
341 RiverSide Centre (Oregon)................           --        14,533            --           130
342 1001 Fifth Avenue........................        5,383        48,634            --         5,171
343 Redmond Heights Tech Center..............        2,371        13,438            --            21
344 Southgate Office Plaza I & II............        4,794        27,163            --            --
345 Washington Mutual Tower..................       51,000       289,000            --           556
346 World Trade Center East..................           --        38,567            --           229
347 1111 Third Avenue........................        9,900        89,571            --         3,461
348 Nordstrom Medical Tower..................        1,700        15,450            --           401
349 Second and Seneca Buildings..............       10,922        98,927            --         2,573
350 Second and Spring Building...............        1,968        17,716            --         2,477
351 Wells Fargo Center.......................       21,361       193,529            --         4,006
352 Nimbus Corporate Center..................       12,934        73,291            --           254
                                               -----------   -----------    ----------    ----------
  Seattle Region Totals......................      280,461     2,111,355            --        48,182
                                               -----------   -----------    ----------    ----------
WASHINGTON D.C. REGION
353 Polk and Taylor Buildings................       16,943       152,483            --         8,681
354 Four and Five Valley Square..............          866         7,793            --         1,666
355 One Valley Square........................          717         6,457            --           765
356 Three Valley Square......................        1,012         9,111            --         1,221
357 Two Valley Square........................          879         7,913            --           767
358 Four Falls Corporate Center..............        4,939        44,458            55         2,761
359 Centerpointe I & II......................        8,838        79,540           367         1,217
360 Fair Oaks Plaza..........................        2,412        21,712            35         1,071
361 Northridge I.............................        3,225        29,024            --         1,619
362 Oak Hill Plaza...........................        2,208        19,879            --           347
363 Walnut Hill Plaza........................        2,045        18,410            --           823
364 John Marshall III........................        9,950        29,871            --         3,737
365 E.J. Randolph............................        3,937        35,429             7           327
366 John Marshall I..........................        5,216        46,814            24           337
367 1601 Market Street.......................        5,781        52,027            --        11,910
368 1700 Market Street.......................        9,389        84,498            --        22,042
369 Reston Town Center Garage................        1,943         9,792            --         2,007
370 Reston Town Center.......................       18,192       154,576            83         6,202
371 1300 North 17th Street...................        9,811        88,296            --           803
372 1616 N. Fort Myer Drive..................        6,961        62,646            --         2,590
373 1111 19th Street                                 5,024        45,216            --         1,086
374 1333 H Street............................        6,715        60,438            --         2,287
375 1620 L Street............................        2,708        24,374            --         1,091
376 Market Square............................       33,077       187,437            --           945
377 One Lafayette Centre.....................        8,262        74,362            --         2,266
378 Three Lafayette..........................        6,871        61,841            --           120
379 Two Lafayette Centre.....................        2,642        26,676            --           503
380 One Devon Square.........................        1,025         9,227            --         1,450
381 Three Devon Square.......................          413         3,713            --            23

                                                GROSS AMOUNT CARRIED AT
                                               CLOSE OF PERIOD 12/31/2001
                                               --------------------------
                                                             BUILDING AND
DESCRIPTION                                       LAND       IMPROVEMENTS    TOTAL(1)
-----------                                    -----------   ------------   -----------
333 Kruse Way Plaza I, II....................        2,866        16,253         19,119
334 Kruse Woods..............................       10,812        81,251         92,063
335 Island Corporate Center..................        2,700        15,476         18,176
336 5550 Macadam Building....................          870         5,007          5,877
337 Benjamin Franklin Plaza..................        7,505        43,283         50,788
338 Lincoln Center...........................       18,474       105,610        124,084
339 One Pacific Square.......................        4,451        25,388         29,839
340 River Forum I & II.......................        4,038        22,997         27,035
341 RiverSide Centre (Oregon)................           --        14,663         14,663
342 1001 Fifth Avenue........................        5,383        53,805         59,188
343 Redmond Heights Tech Center..............        2,371        13,459         15,830
344 Southgate Office Plaza I & II............        4,794        27,163         31,957
345 Washington Mutual Tower..................       51,000       289,556        340,556
346 World Trade Center East..................           --        38,796         38,796
347 1111 Third Avenue........................        9,900        93,032        102,932
348 Nordstrom Medical Tower..................        1,700        15,851         17,551
349 Second and Seneca Buildings..............       10,922       101,500        112,422
350 Second and Spring Building...............        1,968        20,193         22,161
351 Wells Fargo Center.......................       21,361       197,535        218,896
352 Nimbus Corporate Center..................       12,934        73,545         86,479
                                               -----------   -----------    -----------
  Seattle Region Totals......................      280,461     2,159,537      2,439,998
                                               -----------   -----------    -----------
WASHINGTON D.C. REGION
353 Polk and Taylor Buildings................       16,943       161,164        178,107
354 Four and Five Valley Square..............          866         9,459         10,325
355 One Valley Square........................          717         7,222          7,939
356 Three Valley Square......................        1,012        10,332         11,344
357 Two Valley Square........................          879         8,680          9,559
358 Four Falls Corporate Center..............        4,994        47,219         52,213
359 Centerpointe I & II......................        9,205        80,757         89,962
360 Fair Oaks Plaza..........................        2,447        22,783         25,230
361 Northridge I.............................        3,225        30,643         33,868
362 Oak Hill Plaza...........................        2,208        20,226         22,434
363 Walnut Hill Plaza........................        2,045        19,233         21,278
364 John Marshall III........................        9,950        33,608         43,558
365 E.J. Randolph............................        3,944        35,756         39,700
366 John Marshall I..........................        5,240        47,151         52,391
367 1601 Market Street.......................        5,781        63,937         69,718
368 1700 Market Street.......................        9,389       106,540        115,929
369 Reston Town Center Garage................        1,943        11,799         13,742
370 Reston Town Center.......................       18,275       160,778        179,053
371 1300 North 17th Street...................        9,811        89,099         98,910
372 1616 N. Fort Myer Drive..................        6,961        65,236         72,197
373 1111 19th Street                                 5,024        46,302         51,326
374 1333 H Street............................        6,715        62,725         69,440
375 1620 L Street............................        2,708        25,465         28,173
376 Market Square............................       33,077       188,382        221,459
377 One Lafayette Centre.....................        8,262        76,628         84,890
378 Three Lafayette..........................        6,871        61,961         68,832
379 Two Lafayette Centre.....................        2,642        27,179         29,821
380 One Devon Square.........................        1,025        10,677         11,702
381 Three Devon Square.......................          413         3,736          4,149


                                                                  DATE OF
                                               ACCUMULATED     CONSTRUCTION/            DATE          DEPRECIABLE
DESCRIPTION                                    DEPRECIATION      RENOVATION           ACQUIRED         LIVES(2)
-----------                                    ------------   ----------------   ------------------   -----------
333 Kruse Way Plaza I, II....................         (186)          1984-1986        07/02/01             40
334 Kruse Woods..............................         (930)          1986-1988        07/02/01             40
335 Island Corporate Center..................         (605)               1987        06/19/00             40
336 5550 Macadam Building....................          (56)               1980        07/02/01             40
337 Benjamin Franklin Plaza..................         (490)          1974,1994        07/02/01             40
338 Lincoln Center...........................       (1,200)          1980-1989        07/02/01             40
339 One Pacific Square.......................         (289)               1983        07/02/01             40
340 River Forum I & II.......................         (266)               1985        07/02/01             40
341 RiverSide Centre (Oregon)................         (303)          1947,1979        07/02/01             40
342 1001 Fifth Avenue........................       (5,557)               1980        12/17/97             40
343 Redmond Heights Tech Center..............         (154)               1984        07/02/01             40
344 Southgate Office Plaza I & II............         (311)          1987-1991        07/02/01             40
345 Washington Mutual Tower..................      (11,709)               1988        06/19/00             40
346 World Trade Center East..................       (1,254)               2000        09/08/00             40
347 1111 Third Avenue........................      (10,811)               1980        12/17/97             40
348 Nordstrom Medical Tower..................       (1,695)               1986        12/17/97             40
349 Second and Seneca Buildings..............      (10,783)               1991        12/17/97             40
350 Second and Spring Building...............       (1,924)          1906/1989        07/29/98             40
351 Wells Fargo Center.......................      (20,990)               1983        12/17/97             40
352 Nimbus Corporate Center..................         (841)               1991        07/02/01             40
                                               -----------
  Seattle Region Totals......................     (107,801)
                                               -----------
WASHINGTON D.C. REGION
353 Polk and Taylor Buildings................      (18,521)               1970        05/22/98             40
354 Four and Five Valley Square..............         (995)               1988        10/07/97             40
355 One Valley Square........................         (995)               1982        11/21/97             40
356 Three Valley Square......................       (1,309)               1984        11/21/97             40
357 Two Valley Square........................       (1,043)               1990        10/07/97             40
358 Four Falls Corporate Center..............       (5,381)               1988        10/07/97             40
359 Centerpointe I & II......................       (8,370)          1998-1990        12/19/97             40
360 Fair Oaks Plaza..........................       (2,477)               1986        11/24/97             40
361 Northridge I.............................       (3,206)               1988        12/19/97             40
362 Oak Hill Plaza...........................       (2,141)               1982        10/07/97             40
363 Walnut Hill Plaza........................       (2,163)               1985        10/07/97             40
364 John Marshall III........................       (2,080)               2000        12/19/97             40
365 E.J. Randolph............................       (3,674)               1983        12/19/97             40
366 John Marshall I..........................       (4,766)               1981        12/19/97             40
367 1601 Market Street.......................       (7,736)               1970        01/18/96             40
368 1700 Market Street.......................      (13,699)          1969/1989        10/01/97             40
369 Reston Town Center Garage................         (704)               1999        10/22/96             40
370 Reston Town Center.......................      (17,867)               1990        10/22/96             40
371 1300 North 17th Street...................       (9,156)               1980        12/19/97             40
372 1616 N. Fort Myer Drive..................       (6,660)               1974        12/19/97             40
373 1111 19th Street                                (5,365)          1979/1993        12/18/91             40
374 1333 H Street............................       (6,434)               1982        12/19/97             40
375 1620 L Street............................       (3,426)               1989        02/05/93             40
376 Market Square............................       (7,277)               1990        06/19/00             40
377 One Lafayette Centre.....................       (8,250)          1980/1993        10/17/97             40
378 Three Lafayette..........................         (322)               1986        10/17/01             40
379 Two Lafayette Centre.....................         (997)               1985        07/11/00             40
380 One Devon Square.........................       (1,307)               1984        10/07/97             40
381 Three Devon Square.......................         (391)               1985        10/07/97             40

                                                                                  ENCUMBRANCES
DESCRIPTION                                     NOTES           LOCATION          AT 12/31/01
-----------                                     ------          --------          ------------
382 Two Devon Square.........................            Wayne, PA                         --
                                                                                  -----------
  Washington D.C. Region Totals..............                                        (178,879)
                                                                                  -----------
  Subtotal Office Properties.................                                      (2,642,573)
                                                                                  -----------
Development Properties:
383 E.J. Randolph II.........................    (10)    McLean, VA                        --
384 Towers@Shores............................    (10)    Redwood City, CA                  --
385 Waters Edge..............................    (10)    Los Angeles, CA                   --
                                                                                  -----------
  Subtotal Development Properties............                                              --
                                                                                  -----------
Industrial Properties:
LOS ANGELES REGION
1 Airport Commerce Center....................            Bakersfield, CA                   --
                                                                                  -----------
  Los Angeles Region Totals..................                                              --
                                                                                  -----------
SAN FRANCISCO REGION
2 Benicia Ind II & III.......................            Benicia, CA                       --
3 BayCenter Business Park I, II & III........            Hayward, CA                       --
4 Cabot Boulevard Warehouse..................            Hayward, CA                       --
5 Eden Landing Business Center...............            Hayward, CA                       --
6 Hayward Business Park......................            Hayward, CA                       --
7 Huntwood Business Center...................            Hayward, CA                       --
8 Huntwood Business Park.....................            Hayward, CA                       --
9 Keebler Warehouse..........................            Hayward, CA                       --
10 The Good Guys Distribution Center.........            Hayward, CA                       --
11 Independent Road Warehouse................            Oakland, CA                       --
12 Port of Oakland...........................            Oakland, CA                       --
13 Montgomery Ward...........................            Pleasant Hill, CA                 --
14 Doolittle Business Center.................            San Leandro, CA                   --
                                                                                  -----------
  San Francisco Region Totals................                                              --
                                                                                  -----------
SAN JOSE REGION
15 Fremont Bayside...........................    (8)     Fremont, CA                   (5,664)
16 Fremont Commerce Centers..................            Fremont, CA                       --
17 Industrial Drive..........................    (8)     Fremont, CA                   (2,101)
18 Kato R & D................................            Fremont, CA                       --
19 Milmont R & D.............................            Fremont, CA                       --
20 Cadillac Court I & II.....................            Milpitas, CA                      --
21 COG Warehouse.............................            Milpitas, CA                      --
22 Dixon Landing North I & II................            Milpitas, CA                      --
23 Okidata Distribution Center...............            Milpitas, CA                      --
24 Charcot Business Center...................            San Jose, CA                      --
25 Montague Industrial Center................            San Jose, CA                      --
26 North American Van Lines..................            San Jose, CA                      --
27 2509-2909 Stender Way.....................            Santa Clara, CA                   --
28 Walsh @ Lafayette Industrial Park.........            Santa Clara, CA                   --
29 Kifer Road Industrial Park................            Sunnyvale, CA                     --
                                                                                  -----------
  San Jose Region Total......................                                          (7,765)
                                                                                  -----------

                                                                                COSTS CAPITALIZED
                                                INITIAL COST TO COMPANY     SUBSEQUENT TO ACQUISITION
                                               --------------------------   -------------------------
                                                             BUILDING AND                BUILDING AND
DESCRIPTION                                       LAND       IMPROVEMENTS      LAND      IMPROVEMENTS
-----------                                    -----------   ------------   ----------   ------------
382 Two Devon Square.........................          659         5,935            --           310
                                               -----------   -----------    ----------    ----------
  Washington D.C. Region Totals..............      182,660     1,459,948           571        80,974
                                               -----------   -----------    ----------    ----------
  Subtotal Office Properties.................    2,744,224    20,255,553         4,030       841,489
                                               -----------   -----------    ----------    ----------
Development Properties:
383 E.J. Randolph II.........................        5,770        19,133            --            --
384 Towers@Shores............................       35,578        60,822            --         9,088
385 Waters Edge..............................       16,345        18,261            --            --
                                               -----------   -----------    ----------    ----------
  Subtotal Development Properties............       57,693        98,216            --         9,088
                                               -----------   -----------    ----------    ----------
Industrial Properties:
LOS ANGELES REGION
1 Airport Commerce Center....................          525         2,975            --            --
                                               -----------   -----------    ----------    ----------
  Los Angeles Region Totals..................          525         2,975            --            --
                                               -----------   -----------    ----------    ----------
SAN FRANCISCO REGION
2 Benicia Ind II & III.......................        2,250        12,750            --            59
3 BayCenter Business Park I, II & III........        6,240        35,360            --            --
4 Cabot Boulevard Warehouse..................        1,905        10,795            --            34
5 Eden Landing Business Center...............          945         5,355            --            --
6 Hayward Business Park......................        6,750        38,250            --            25
7 Huntwood Business Center...................        2,625        14,875            --            --
8 Huntwood Business Park.....................          675         3,825            --            --
9 Keebler Warehouse..........................          630         3,570            --            23
10 The Good Guys Distribution Center.........        3,525        19,975            --            --
11 Independent Road Warehouse................          900         5,100            --            --
12 Port of Oakland...........................        2,025        11,475            --            --
13 Montgomery Ward...........................          600         3,400            --            --
14 Doolittle Business Center.................        1,320         7,480            --            --
                                               -----------   -----------    ----------    ----------
  San Francisco Region Totals................       30,390       172,210            --           141
                                               -----------   -----------    ----------    ----------
SAN JOSE REGION
15 Fremont Bayside...........................        2,025        11,475            --            --
16 Fremont Commerce Centers..................        4,440        25,160            --            61
17 Industrial Drive..........................        2,250        12,750            --            --
18 Kato R & D................................        1,095         6,205            --            --
19 Milmont R & D.............................          900         5,100            --            --
20 Cadillac Court I & II.....................        1,460         8,272            --            --
21 COG Warehouse.............................        1,275         7,225            --            --
22 Dixon Landing North I & II................        3,922        22,222            --            --
23 Okidata Distribution Center...............        1,613         9,138            --            22
24 Charcot Business Center...................        3,450        19,550            --            --
25 Montague Industrial Center................        3,750        21,250            --            61
26 North American Van Lines..................        2,089        11,837            --            --
27 2509-2909 Stender Way.....................        1,275         7,225            --            --
28 Walsh @ Lafayette Industrial Park.........        5,250        29,750            --            --
29 Kifer Road Industrial Park................        4,830        27,370            --            --
                                               -----------   -----------    ----------    ----------
  San Jose Region Total......................       39,624       224,529            --           144
                                               -----------   -----------    ----------    ----------

                                                GROSS AMOUNT CARRIED AT
                                               CLOSE OF PERIOD 12/31/2001
                                               --------------------------
                                                             BUILDING AND
DESCRIPTION                                       LAND       IMPROVEMENTS    TOTAL(1)
-----------                                    -----------   ------------   -----------
382 Two Devon Square.........................          659         6,245          6,904
                                               -----------   -----------    -----------
  Washington D.C. Region Totals..............      183,231     1,540,922      1,724,153
                                               -----------   -----------    -----------
  Subtotal Office Properties.................    2,748,254    21,097,042     23,845,296
                                               -----------   -----------    -----------
Development Properties:
383 E.J. Randolph II.........................        5,770        19,133         24,903
384 Towers@Shores............................       35,578        69,910        105,488
385 Waters Edge..............................       16,345        18,261         34,606
                                               -----------   -----------    -----------
  Subtotal Development Properties............       57,693       107,304        164,997
                                               -----------   -----------    -----------
Industrial Properties:
LOS ANGELES REGION
1 Airport Commerce Center....................          525         2,975          3,500
                                               -----------   -----------    -----------
  Los Angeles Region Totals..................          525         2,975          3,500
                                               -----------   -----------    -----------
SAN FRANCISCO REGION
2 Benicia Ind II & III.......................        2,250        12,809         15,059
3 BayCenter Business Park I, II & III........        6,240        35,360         41,600
4 Cabot Boulevard Warehouse..................        1,905        10,829         12,734
5 Eden Landing Business Center...............          945         5,355          6,300
6 Hayward Business Park......................        6,750        38,275         45,025
7 Huntwood Business Center...................        2,625        14,875         17,500
8 Huntwood Business Park.....................          675         3,825          4,500
9 Keebler Warehouse..........................          630         3,593          4,223
10 The Good Guys Distribution Center.........        3,525        19,975         23,500
11 Independent Road Warehouse................          900         5,100          6,000
12 Port of Oakland...........................        2,025        11,475         13,500
13 Montgomery Ward...........................          600         3,400          4,000
14 Doolittle Business Center.................        1,320         7,480          8,800
                                               -----------   -----------    -----------
  San Francisco Region Totals................       30,390       172,351        202,741
                                               -----------   -----------    -----------
SAN JOSE REGION
15 Fremont Bayside...........................        2,025        11,475         13,500
16 Fremont Commerce Centers..................        4,440        25,221         29,661
17 Industrial Drive..........................        2,250        12,750         15,000
18 Kato R & D................................        1,095         6,205          7,300
19 Milmont R & D.............................          900         5,100          6,000
20 Cadillac Court I & II.....................        1,460         8,272          9,732
21 COG Warehouse.............................        1,275         7,225          8,500
22 Dixon Landing North I & II................        3,922        22,222         26,144
23 Okidata Distribution Center...............        1,613         9,160         10,773
24 Charcot Business Center...................        3,450        19,550         23,000
25 Montague Industrial Center................        3,750        21,311         25,061
26 North American Van Lines..................        2,089        11,837         13,926
27 2509-2909 Stender Way.....................        1,275         7,225          8,500
28 Walsh @ Lafayette Industrial Park.........        5,250        29,750         35,000
29 Kifer Road Industrial Park................        4,830        27,370         32,200
                                               -----------   -----------    -----------
  San Jose Region Total......................       39,624       224,673        264,297
                                               -----------   -----------    -----------


                                                                  DATE OF
                                               ACCUMULATED     CONSTRUCTION/            DATE          DEPRECIABLE
DESCRIPTION                                    DEPRECIATION      RENOVATION           ACQUIRED         LIVES(2)
-----------                                    ------------   ----------------   ------------------   -----------
382 Two Devon Square.........................         (804)               1985        10/07/97             40
                                               -----------
  Washington D.C. Region Totals..............     (147,516)
                                               -----------
  Subtotal Office Properties.................   (1,474,958)
                                               -----------
Development Properties:
383 E.J. Randolph II.........................           --                 N/A        12/19/97            N/A
384 Towers@Shores............................           --                 N/A        07/02/01            N/A
385 Waters Edge..............................           --                 N/A        07/02/01            N/A
                                               -----------
  Subtotal Development Properties............           --
                                               -----------
Industrial Properties:
LOS ANGELES REGION
1 Airport Commerce Center....................          (34)               1982        07/02/01             40
                                               -----------
  Los Angeles Region Totals..................          (34)
                                               -----------
SAN FRANCISCO REGION
2 Benicia Ind II & III.......................           --                1996        07/02/01             40
3 BayCenter Business Park I, II & III........         (405)               1994        07/02/01             40
4 Cabot Boulevard Warehouse..................         (124)               1988        07/02/01             40
5 Eden Landing Business Center...............          (61)               1990        07/02/01             40
6 Hayward Business Park......................         (441)          1980-1981        07/02/01             40
7 Huntwood Business Center...................         (170)               1979        07/02/01             40
8 Huntwood Business Park.....................          (44)          1980-1985        07/02/01             40
9 Keebler Warehouse..........................          (41)               1985        07/02/01             40
10 The Good Guys Distribution Center.........         (229)               1990        07/02/01             40
11 Independent Road Warehouse................          (58)               1972        07/02/01             40
12 Port of Oakland...........................         (131)               1977        07/02/01             40
13 Montgomery Ward...........................          (39)               1989        07/02/01             40
14 Doolittle Business Center.................          (86)               1978        07/02/01             40
                                               -----------
  San Francisco Region Totals................       (1,829)
                                               -----------
SAN JOSE REGION
15 Fremont Bayside...........................         (131)               1990        07/02/01             40
16 Fremont Commerce Centers..................         (292)               1988        07/02/01             40
17 Industrial Drive..........................         (146)               1993        07/02/01             40
18 Kato R & D................................          (71)               1983        07/02/01             40
19 Milmont R & D.............................          (58)               1990        07/02/01             40
20 Cadillac Court I & II.....................          (95)               1991        07/02/01             40
21 COG Warehouse.............................          (83)               1992        07/02/01             40
22 Dixon Landing North I & II................         (255)               1998        07/02/01             40
23 Okidata Distribution Center...............         (105)               1993        07/02/01             40
24 Charcot Business Center...................         (224)               1978        07/02/01             40
25 Montague Industrial Center................         (243)               1993        07/02/01             40
26 North American Van Lines..................         (136)               1988        07/02/01             40
27 2509-2909 Stender Way.....................          (83)               1995        07/02/01             40
28 Walsh @ Lafayette Industrial Park.........         (341)               1996        07/02/01             40
29 Kifer Road Industrial Park................         (314)               1979        07/02/01             40
                                               -----------
  San Jose Region Total......................       (2,577)
                                               -----------

                                                                                  ENCUMBRANCES
DESCRIPTION                                     NOTES           LOCATION          AT 12/31/01
-----------                                     ------          --------          ------------
SEATTLE REGION
30 Kirkland 118 Commerce Center..............            Kirkland, WA                      --
                                                                                  -----------
  Seattle Region Totals......................                                              --
                                                                                  -----------
  Subtotal Industrial Properties.............                                          (7,765)
                                                                                  -----------
  Land Available for Development.............            Various                           --
                                                                                  -----------
  Management Business........................                                              --
                                                                                  -----------
  Investment in Real Estate..................    (11)                             $(2,650,338)
                                                                                  ===========

                                                                                COSTS CAPITALIZED
                                                INITIAL COST TO COMPANY     SUBSEQUENT TO ACQUISITION
                                               --------------------------   -------------------------
                                                             BUILDING AND                BUILDING AND
DESCRIPTION                                       LAND       IMPROVEMENTS      LAND      IMPROVEMENTS
-----------                                    -----------   ------------   ----------   ------------
SEATTLE REGION
30 Kirkland 118 Commerce Center..............        1,286         7,289            --            --
                                               -----------   -----------    ----------    ----------
  Seattle Region Totals......................        1,286         7,289            --            --
                                               -----------   -----------    ----------    ----------
  Subtotal Industrial Properties.............       71,825       407,003            --           285
                                               -----------   -----------    ----------    ----------
  Land Available for Development.............      251,696            --            --         1,867
                                               -----------   -----------    ----------    ----------
  Management Business........................           --            --            --        73,382
                                               -----------   -----------    ----------    ----------
  Investment in Real Estate..................  $ 3,125,438   $20,760,772    $    4,030    $  926,111
                                               ===========   ===========    ==========    ==========

                                                GROSS AMOUNT CARRIED AT
                                               CLOSE OF PERIOD 12/31/2001
                                               --------------------------
                                                             BUILDING AND
DESCRIPTION                                       LAND       IMPROVEMENTS    TOTAL(1)
-----------                                    -----------   ------------   -----------
SEATTLE REGION
30 Kirkland 118 Commerce Center..............        1,286         7,289          8,575
                                               -----------   -----------    -----------
  Seattle Region Totals......................        1,286         7,289          8,575
                                               -----------   -----------    -----------
  Subtotal Industrial Properties.............       71,825       407,288        479,113
                                               -----------   -----------    -----------
  Land Available for Development.............      251,696         1,867        253,563
                                               -----------   -----------    -----------
  Management Business........................           --        73,382         73,382
                                               -----------   -----------    -----------
  Investment in Real Estate..................  $ 3,129,468   $21,686,883    $24,816,351
                                               ===========   ===========    ===========


                                                                  DATE OF
                                               ACCUMULATED     CONSTRUCTION/            DATE          DEPRECIABLE
DESCRIPTION                                    DEPRECIATION      RENOVATION           ACQUIRED         LIVES(2)
-----------                                    ------------   ----------------   ------------------   -----------
SEATTLE REGION
30 Kirkland 118 Commerce Center..............          (84)               1998        07/02/01             40
                                               -----------
  Seattle Region Totals......................          (84)
                                               -----------
  Subtotal Industrial Properties.............       (4,524)
                                               -----------
  Land Available for Development.............           --                 N/A        Various             N/A
                                               -----------
  Management Business........................      (14,819)                N/A        Various            3-40
                                               -----------
  Investment in Real Estate..................  $(1,494,301)
                                               ===========

---------------

 (1) The aggregate cost for federal income tax purposes as of December 31, 2001 was approximately $15.0 billion.

 (2) The life to compute depreciation on building is 40 years, except for Palo Alto which is subject to a ground lease that terminates in 2023. Therefore, the building is depreciated over the remaining term of the ground lease. The life to compute depreciation on building improvements is 4-40 years.

 (3) The date acquired represents the date these properties were acquired by Equity Office Predecessors. The acquisition of the properties, or interest therein, by Equity Office from Equity Office Predecessors in connection with the Consolidation on July 11, 1997, was accounted for using the purchase method of accounting in accordance with Accounting Principles Board Opinion No. 16. Accordingly, the assets were recorded by Equity Office at their fair values.

 (4) This Property contains 106 residential units in addition to 224,405 square feet of office space.

 (5) These loans are subject to cross default and collateralization provisions.

 (6) These properties were previously under development and have been placed into service during 2001.

 (7) These loans are subject to cross default and collateralization provisions.

 (8) These loans are subject to cross default and collateralization provisions.

 (9) These loans are subject to cross default and collateralization provisions.

(10) These properties are in various development stages. During the development period certain operating costs, including real estate taxes together with interest incurred during the development stages will be capitalized.

(11) The encumbrances at December 31, 2001 include a net premium (net of accumulated amortization of approximately $5.3 million) of approximately $11.8 million.

     A SUMMARY OF ACTIVITY OF INVESTMENT IN REAL ESTATE AND ACCUMULATED DEPRECIATION IS AS FOLLOWS:

     The changes in investment in real estate for the years ended December 31, 2001, 2000 and 1999, are as follows:

                                                        FOR THE YEARS ENDED DECEMBER 31,
                                                  ---------------------------------------------
                                                     2001             2000             1999
                                                  -----------      -----------      -----------
                                                             (DOLLARS IN THOUSANDS)
Balance, beginning of the period..............    $17,619,380      $13,202,540      $13,683,819
  Additions during period:
     Acquisitions.............................      7,323,459        4,864,976          391,918
     Improvements.............................        360,065          293,711          297,496
     Other(1).................................         (4,516)              --               --
  Deductions during period:
     Properties disposed of(2)................       (482,037)        (722,828)      (1,170,693)
     Write-off of fully depreciated assets
       which are no longer in service.........             --          (19,019)              --
                                                  -----------      -----------      -----------
Balance, end of period........................    $24,816,351      $17,619,380      $13,202,540
                                                  ===========      ===========      ===========

     The changes in accumulated depreciation for the years ended December 31, 2001, 2000 and 1999, are as follows:

                                                        FOR THE YEARS ENDED DECEMBER 31,
                                                   -------------------------------------------
                                                      2001             2000            1999
                                                   -----------      -----------      ---------
                                                             (DOLLARS IN THOUSANDS)
Balance, beginning of the period...............    $  (978,055)     $  (630,387)     $(352,259)
  Additions during period:
     Depreciation..............................       (532,403)        (399,768)      (339,751)
  Deductions during period:
     Properties disposed of (2)................         16,157           33,081         61,623
     Write-off of fully depreciated assets
       which are no longer in service..........             --           19,019             --
                                                   -----------      -----------      ---------
Balance, end of period.........................    $(1,494,301)     $  (978,055)     $(630,387)
                                                   ===========      ===========      =========

---------------
(1) Approximately $3.7 million relates to the value of building equipment received in exchange for Equity Office's equity position in a telecom company and the remainder relates to the write-off of internally developed software.

(2) The 2000 and 1999 properties disposed of amounts include approximately $0.4 billion and $1.1 billion, respectively, of disposed assets related to the partial sale of interests in various properties. The related accumulated depreciation on the partially sold properties was approximately $18.7 million and $58.5 million, respectively.