Form 10-Q
period 2002-09-30
EQUITY OFFICE PROPERTIES TRUST
filed 2002-11-15
CIK 1038339

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002 or

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

On October 31, 2002, 411,672,398 Common Shares were outstanding.

PART I.

FINANCIAL INFORMATION

ITEM 1. Financial Statements.

EQUITY OFFICE PROPERTIES TRUST

CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
(Dollars in thousands, except per share amounts)	2002	2001

	(Unaudited)
Assets:
Investment in real estate	$24,512,514	$24,399,658
Developments in process	171,983	164,997
Land available for development	243,110	251,696
Accumulated depreciation	(1,939,147)	(1,494,301)

Investment in real estate, net of accumulated depreciation	22,988,460	23,322,050
Cash and cash equivalents	455,534	61,121
Tenant and other receivables (net of allowance for doubtful accounts of $13,436 and $7,794, respectively)	73,043	120,425
Deferred rent receivable	319,542	269,796
Escrow deposits and restricted cash	37,062	196,289
Investment in unconsolidated joint ventures	1,269,512	1,321,127
Deferred financing costs (net of accumulated amortization of $45,078 and $36,198, respectively)	70,738	77,880
Deferred leasing costs (net of accumulated amortization of $106,095 and $78,600, respectively)	215,107	187,336
Prepaid expenses and other assets (net of discounts of $66,646 and $67,413, respectively)	277,957	252,398

Total Assets	$25,706,955	$25,808,422

Liabilities, Minority Interests and Shareholders’ Equity:
Mortgage debt (including a net discount of $(12,377) and $(11,761), respectively)	$2,626,835	$2,650,338
Unsecured notes (including a net premium of $48,282 and $17,487, respectively)	9,174,782	9,093,987
Line of credit	—	244,300
Accounts payable and accrued expenses	542,704	570,744
Distribution payable	239,613	6,060
Other liabilities	362,545	330,277

Total Liabilities	12,946,479	12,895,706

Commitments and contingencies	—	—
Minority Interests:
EOP Partnership	1,259,658	1,423,333
Partially owned properties	180,748	181,017

Total Minority Interests	1,440,406	1,604,350

Shareholders’ Equity:
Preferred Shares, 100,000,000 authorized:
8.98% Series A Cumulative Redeemable Preferred Shares, liquidation preference $25.00 per share, 0 and 7,994,000 issued and outstanding, respectively	—	199,850
5.25% Series B Convertible, Cumulative Redeemable Preferred Shares, liquidation preference $50.00 per share, 5,990,000 issued and outstanding	299,500	299,500
8.625% Series C Cumulative Redeemable Preferred Shares, liquidation preference $25.00 per share, 4,562,900 issued and outstanding	114,073	114,073
7.875% Series E Cumulative Redeemable Preferred Shares, liquidation preference $25.00 per share, 6,000,000 issued and outstanding	150,000	150,000
8.0% Series F Cumulative Redeemable Preferred Shares, liquidation preference $25.00 per share, 4,000,000 issued and outstanding	100,000	100,000
7.75% Series G Cumulative Redeemable Preferred Shares, liquidation preference $25.00 per share, 8,500,000 and 0 issued and outstanding, respectively	212,500	—
Common Shares, $0.01 par value; 750,000,000 shares authorized, 418,670,035 and 414,548,673 issued and outstanding, respectively	4,187	4,145
Additional paid in capital	10,876,555	10,788,273
Deferred compensation	(18,402)	(19,822)
Distributions in excess of accumulated earnings	(418,656)	(327,537)
Accumulated other comprehensive income (loss)	313	(116)

Total Shareholders’ Equity	11,320,070	11,308,366

Total Liabilities, Minority Interests and Shareholders’ Equity	$25,706,955	$25,808,422

See accompanying notes.

EQUITY OFFICE PROPERTIES TRUST

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the three months ended
	September 30,

(Dollars in thousands, except per share amounts)	2002	2001

Revenues:
Rental	$682,900	$695,180
Tenant reimbursements	127,717	124,468
Parking	28,689	33,108
Other	35,653	14,817
Fee income	3,699	3,768
Interest/dividends	2,792	12,382

Total revenues	881,450	883,723

Expenses:
Interest:
Expense incurred	199,259	205,970
Amortization of deferred financing costs	1,271	2,761
Depreciation	158,319	144,331
Amortization	13,914	9,844
Real estate taxes	99,910	93,589
Insurance	12,032	6,306
Repairs and maintenance	83,178	81,671
Property operating	91,508	91,975
Ground rent	4,986	5,082
General and administrative	30,950	30,328

Total expenses	695,327	671,857

Income before income taxes, allocation to minority interests, income from investment in unconsolidated joint ventures and net gain on sales of real estate	186,123	211,866
Income taxes	(155)	(1,286)
Minority Interests:
EOP Partnership	(20,266)	(27,707)
Partially owned properties	(2,736)	(2,006)
Income from investment in unconsolidated joint ventures	12,218	16,434
Net gain on sales of real estate	—	14,854

Income from continuing operations	175,184	212,155
Discontinued operations (including net gain on disposal of $6,382 and $0, respectively)	8,445	5,216

Net income	183,629	217,371
Put option settlement	—	2,655
Preferred distributions	(15,451)	(18,250)

Net income available for Common Shares	$168,178	$201,776

Net income available per weighted average Common Share outstanding — basic	$0.40	$0.49

Weighted average Common Shares outstanding — basic	417,468,711	410,524,016

Net income available per weighted average Common Share and common share equivalent outstanding — diluted	$0.40	$0.49

Weighted average Common Shares and common share equivalents outstanding — diluted	469,764,728	471,009,101

Distributions declared per Common Share outstanding	$0.50	$0.50

See accompanying notes.

EQUITY OFFICE PROPERTIES TRUST

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the nine months ended
	September 30,

(Dollars in thousands, except per share amounts)	2002	2001

Revenues:
Rental	$2,065,615	$1,710,550
Tenant reimbursements	379,202	320,681
Parking	87,366	94,139
Other	79,000	39,322
Fee income	11,754	10,305
Interest/dividends	17,148	33,036

Total revenues	2,640,085	2,208,033

Expenses:
Interest:
Expense incurred	606,788	520,684
Amortization of deferred financing costs	3,650	6,790
Depreciation	476,022	372,130
Amortization	38,519	27,733
Real estate taxes	293,732	249,042
Insurance	32,026	13,899
Repairs and maintenance	253,166	212,452
Property operating	262,226	224,536
Ground rent	15,844	11,481
General and administrative	102,067	78,151
Impairment on securities and other investments	—	8,499

Total expenses	2,084,040	1,725,397

Income before income taxes, allocation to minority interests, income from investment in unconsolidated joint ventures and net gain on sale of real estate	556,045	482,636
Income taxes	(8,986)	(5,849)
Minority Interests:
EOP Partnership	(68,720)	(60,070)
Partially owned properties	(5,137)	(6,612)
Income from investment in unconsolidated joint ventures	92,143	49,724
Net gain on sales of real estate	—	14,854

Income from continuing operations	565,345	474,683
Discontinued operations (including net gain on disposal of $8,872 and $0, respectively)	17,777	9,749

Income before cumulative effect of a change in accounting principle	583,122	484,432
Cumulative effect of change in accounting principle	—	(1,142)

Net income	583,122	483,290
Put option settlement	—	2,655
Preferred distributions	(47,112)	(40,011)

Net income available for Common Shares	$536,010	$445,934

Net income available per weighted average Common Share outstanding — basic	$1.29	$1.30

Weighted average Common Shares outstanding — basic	415,977,751	342,240,552

Net income available per weighted average Common Share and common share equivalent outstanding — diluted	$1.28	$1.29

Weighted average Common Shares and common share equivalents outstanding — diluted	471,703,728	391,620,822

Distributions declared per Common Share outstanding	$1.50	$1.40

See accompanying notes.

EQUITY OFFICE PROPERTIES TRUST

CONSOLIDATED STATEMENTS OF NET COMPREHENSIVE INCOME
(Unaudited)

	For the three months		For the nine months
	ended September 30,		ended September 30,

(Dollars in thousands)	2002	2001	2002	2001

Net income	$183,629	$217,371	$583,122	$483,290
Other comprehensive income (loss):
Unrealized holding gains/losses arising during the period	204	(1,268)	313	(2,684)
Reclassification adjustment for realized gains included in net income	—	—	116	—
Recognition of permanent impairment on marketable securities	—	—	—	29,671

Net comprehensive income	$183,833	$216,103	$583,551	$510,277

See accompanying notes.

EQUITY OFFICE PROPERTIES TRUST

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the nine months
	ended September 30,

(Dollars in thousands)	2002	2001

Operating Activities:
Net income	$583,122	$483,290
Adjustments to reconcile net income to net cash provided by operating activities:
Interest/dividend income accrued but not received	—	(9,852)
Amortization of discounts included in interest /dividend income	(767)	(2,665)
Amortization of deferred revenue included in other income	—	(3,073)
Depreciation and amortization (including discontinued operations)	520,874	410,148
Amortization of premiums /discounts on unsecured notes and terminated interest rate protection agreements included in interest expense	(2,331)	3,648
Impairment on securities and other investments	—	8,499
Compensation related to restricted shares issued to employees	12,060	7,803
Income from unconsolidated joint ventures	(92,143)	(49,724)
Net gain on sales of real estate	(8,872)	(14,854)
Cumulative effect of a change in accounting principle	—	1,142
Provision for doubtful accounts	19,578	13,036
Income allocation to minority interests	73,857	66,682
Changes in assets and liabilities:
Decrease /(increase) in rents receivable	38,084	(5,500)
(Increase) in deferred rent receivable	(59,738)	(59,865)
(Increase) in prepaid expenses and other assets	(12,153)	(11,109)
(Decrease)/increase in accounts payable and accrued expenses	(27,637)	191
Increase /(decrease) in other liabilities	4,774	(35,561)

Net cash provided by operating activities	1,048,708	802,236

Investing Activities:
Property acquisitions	(23,947)	(35,885)
Acquisition of Spieker Properties, Inc.	—	(1,048,585)
Property dispositions	218,239	255,146
Capital and tenant improvements	(223,299)	(242,473)
Lease acquisition costs	(69,188)	(49,617)
Decrease in escrow deposits and restricted cash	159,222	140
Distributions from unconsolidated joint ventures	163,470	96,970
Investments in unconsolidated joint ventures	(123,897)	(214,281)
Redemption of CT Convertible Trust I preferred stock	20,086	—
Investment in securities	—	(683)
Repayments of note receivables	1,886	382

Net cash provided by (used for) investing activities	122,572	(1,238,886)

EQUITY OFFICE PROPERTIES TRUST

CONSOLIDATED STATEMENTS OF CASH FLOWS – (Continued)

(Unaudited)

	For the nine months
	ended September 30,

(Dollars in thousands)	2002	2001

Financing Activities:
Proceeds from mortgage debt	13,342	140,000
Principal payments on mortgage debt	(36,229)	(219,876)
Proceeds from unsecured notes	239,127	1,386,598
Repayment of unsecured notes	(200,000)	—
Proceeds from lines of credit	805,050	2,945,050
Principal payments on lines of credit	(1,049,350)	(3,135,336)
Payment of offering costs	(29)	(44)
Payments of loan costs	(4,047)	(10,482)
Settlement of interest rate swap agreements	42,810	—
Distributions to minority interests in partially owned properties	(5,406)	(4,552)
Redemption of Series A Preferred Shares	(199,850)	—
Issuance of Series G Preferred Shares	205,645	—
Repurchase of Common Shares	(4,947)	—
Proceeds from exercise of share options	38,882	67,818
Redemption of Units	(104,165)	(1,245)
Distributions to shareholders and unitholders	(470,406)	(371,822)
Put option settlement	—	(1,467)
Payment of preferred distributions	(47,294)	(33,698)

Net cash (used for) provided by financing activities	(776,867)	760,944

Net increase in cash and cash equivalents	394,413	324,294
Cash and cash equivalents at the beginning of the period	61,121	53,256

Cash and cash equivalents at the end of the period	$455,534	$377,550

Supplemental Information:
Interest paid during the period, including capitalized interest of $16,467 and $17,607, respectively	$658,841	$489,486

Non-Cash Investing and Financing Activities:
Escrow deposits used for property acquisitions	$70,030	—

Escrow deposits provided by property dispositions	$(70,025)	$(23,241)

Issuance of unsecured notes at a discount of $10,048 in exchange for $250 million MandatOry Par Put Remarketed SecuritiesSM	$(254,631)	—

Exchange of $250 million MandatOry Par Put Remarketed SecuritiesSM, including an unamortized premium of $4,631, for $264,679 notes due 2012 issued in February 2002	$254,631	—

Mortgage loans, unsecured notes and line of credit assumed in the Spieker merger	—	$2,125,686

Net liabilities assumed in the Spieker merger	—	$109,699

Preferred shares issued in the Spieker merger	—	$356,250

Common Shares, options and Units issued in the Spieker merger	—	$3,483,236

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

NOTE 1 — BUSINESS AND FORMATION OF EQUITY OFFICE

      As used herein, “Equity Office” means Equity Office Properties Trust, a Maryland real estate investment trust, together with its subsidiaries, including EOP Operating Limited Partnership, a Delaware limited partnership (“EOP Partnership”), and the predecessors thereof (“Equity Office Predecessors”). Equity Office was organized in 1996 to continue and expand the national office property business organized by Mr. Samuel Zell, President, Chief Executive Officer and Chairman of the Board of Trustees of Equity Office, and to complete the consolidation of the Equity Office Predecessors. Equity Office completed its initial public offering (the “IPO”) on July 11, 1997, having sold its common shares of beneficial interest, $0.01 par value per share (“Common Shares”). The net proceeds from the IPO were contributed to EOP Partnership in exchange for units of partnership interest (“Units”). Equity Office is a fully integrated, self-administered and self-managed real estate company principally engaged in acquiring, owning, managing, developing and leasing office properties. At September 30, 2002, Equity Office owned or had an interest in 744 office properties (the “Office Properties”) comprising approximately 126.8 million rentable square feet of office space and 79 industrial properties (the “Industrial Properties”) comprising approximately 6.0 million rentable square feet of industrial space (together with the Office Properties, the “Properties”). The Office Properties were, on a weighted average basis, 89.2% occupied at September 30, 2002, and are located in 142 submarkets in 34 markets in 21 states and the District of Columbia. The Office Properties, by rentable square feet, are located approximately 40.7% in central business districts and approximately 59.3% in suburban markets.

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Basis of Presentation

      Equity Office owns substantially all of its assets and conducts all of its operations through EOP Partnership. Equity Office is the sole general partner of, and owned at September 30, 2002 an approximate 89.2% interest in, EOP Partnership. Due to Equity Office’s ability as general partner to control EOP Partnership and various other property holding entities and other subsidiaries, each such entity has been consolidated for financial reporting purposes.

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

     Unaudited Interim Statements

      The consolidated financial statements as of and for the three and nine months ended September 30, 2002 and 2001 and related footnote disclosures are unaudited. In the opinion of management, such financial statements reflect all adjustments necessary for a fair presentation of the results of the interim periods. All such adjustments are of a normal, recurring nature.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

     Reclassifications

      Certain reclassifications have been made to the previously reported 2001 statements in order to provide comparability with the 2002 statements reported herein. These reclassifications have not changed the 2001 results or shareholders’ equity.

NOTE 3 — ACQUISITION

      In September, Equity Office acquired Liberty Place, a 157,550 square foot office building in Washington, D.C., for approximately $54.9 million.

NOTE 4 — DISPOSITIONS

      During the three months ended September 30, 2002, Equity Office sold 23 office properties and one vacant land parcel in separate transactions to various unaffiliated parties for approximately $148.2 million. The total gain on the sale of the wholly owned properties was approximately $6.4 million. The 23 office properties and one vacant land parcel sold were:

		Building	Total Square
Property	Location	Count	Footage

Governor Executive Center	San Diego, CA	1	52,195
Crossroads	San Diego, CA	1	137,120
Dubuque Business Center	San Francisco, CA	3	112,384
Lot 3 Phase II Tri-State International Land	Chicago, IL	—	—
Carmel Valley Centre I & II	San Diego, CA	2	107,184
Carmel View Office Plaza	San Diego, CA	1	77,460
Centerpark Plaza I	San Diego, CA	4	85,051
Centerpark Plaza II	San Diego, CA	5	115,347
Pacific Point	San Diego, CA	3	140,921
Sorrento Tech I, II & III	San Diego, CA	3	93,460

Total		23	921,122

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

	For the three months		For the nine months
	ended September 30,		ended September 30,

(Dollars in thousands)	2002	2001	2002	2001

Property revenues	$3,629	$9,930	$16,908	$20,730
Interest income	—	2	—	5

Total revenues	3,629	9,932	16,908	20,735

Interest expense	1	72	(24)	219
Depreciation and amortization	546	1,629	2,683	3,495
Property operating expenses	1,019	2,986	5,225	7,175
Ground rent	—	29	43	87

Total expenses	1,566	4,716	7,927	10,976

Income before income taxes and net gain on sales of real estate	2,063	5,216	8,981	9,759
Income taxes	—	—	(76)	(10)
Net gain on sales of real estate	6,382	—	8,872	—

Net income	$8,445	$5,216	$17,777	$9,749

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

NOTE 5 — INVESTMENT IN UNCONSOLIDATED JOINT VENTURES

      Equity Office has several investments in unconsolidated joint ventures consisting of Office Properties, property management and development companies and two companies that provide fully furnished office space to tenants. Combined summarized financial information of the unconsolidated joint ventures is as follows:

(Dollars in thousands)	September 30, 2002	December 31, 2001

Balance Sheets:
Real estate, net of accumulated depreciation	$3,047,834	$3,135,250
Other assets	244,066	276,322

Total Assets	$3,291,900	$3,411,572

Mortgage debt	$1,306,928	$1,370,025
Other liabilities	152,444	169,987
Partners’ and shareholders’ equity	1,832,528	1,871,560

Total Liabilities and Partners’ and Shareholders’ Equity	$3,291,900	$3,411,572

Equity Office’s share of equity	$1,137,829	$1,194,441
Net excess of cost of investments over the net book value of underlying net assets, net of accumulated depreciation of $19,808 and $17,517, respectively	131,683	126,686

Carrying value of investments in unconsolidated joint ventures	$1,269,512	$1,321,127

Equity Office’s share of unconsolidated non-recourse mortgage debt	$816,118	$848,944

	For the three months		For the nine months
	ended September 30,		ended September 30,

(Dollars in thousands)	2002	2001	2002	2001

Statements of Operations:
Revenues	$114,358	$127,503	$450,930	$378,158

Expenses:
Interest expense	19,404	24,384	58,311	74,600
Depreciation and amortization	20,919	22,991	62,720	64,179
Operating expenses	47,236	53,473	148,413	157,289

Total expenses	87,559	100,848	269,444	296,068

Net income before gain on sale of real estate and cumulative effect of a change in accounting principle	26,799	26,655	181,486	82,090
Gain on sale of real estate	10	—	3,703	—
Cumulative effect of a change in accounting principle	—	—	—	(2,279)

Net income	$26,809	$26,655	$185,189	$79,811

Equity Office’s share of:
Net income	$12,218	$16,434	$92,143	$49,724

Interest expense and loan cost amortization	$13,458	$16,273	$40,119	$48,794

Depreciation and amortization (real estate related)	$11,551	$12,756	$36,499	$38,026

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

NOTE 6 — INVESTMENT IN PREFERRED SECURITIES

      On September 30, 2002, CT Convertible Trust I, an investment management and real estate finance company, redeemed the non-convertible amount of its preferred securities at par, including accrued dividends. Equity Office received approximately $20.1 million upon the redemption. Equity Office still has an approximate $29.2 million investment in the convertible portion of the preferred securities of CT Convertible Trust I which is included in prepaid expenses and other assets on the consolidated balance sheets.

NOTE 7 — MORTGAGE DEBT

      In July 2002, the existing $26.8 million 8.04% mortgage note secured by Wilshire Palisades matured. The note was refinanced with a $40 million mortgage note that has an interest rate of 6.45% and a maturity date of July 1, 2008.

      In September 2002, the mortgage loans secured by Fremont Bayside and Industrial Drive Warehouse matured and were extended for one year under the same terms. The mortgage balances were approximately $5.6 million and $2.1 million, respectively, with an interest rate of 7.6%.

NOTE 8 — UNSECURED NOTES

      In September 2002, Equity Office terminated several interest rate swap agreements that had effectively converted $1.2 billion of fixed-rate debt to a variable rate. Total proceeds resulting from the termination of approximately $39.6 million will be amortized ratably over the remaining term of the respective unsecured notes as a reduction to interest expense. The remaining terms range from 16 to 42 months.

NOTE 9 — SHAREHOLDERS’ EQUITY

     Common Shares

      The following table presents the changes in the issued and outstanding Common Shares since June 30, 2002 (excluding 50,496,088 Units and 51,173,304 Units outstanding at September 30, 2002 and June 30, 2002, respectively, which are convertible into Common Shares on a one-for-one basis, or the cash equivalent thereof, subject to certain restrictions):

Outstanding at June 30, 2002	419,035,954
Share options exercised	102,633
Common Shares repurchased/retired(a)	(216,854)
Restricted shares issued/cancelled, net	(268,339)
Common Shares issued through dividend reinvestments	16,641

Outstanding at September 30, 2002	418,670,035

(a)	In July, Equity Office announced a Common Share repurchase program allowing for the repurchase of up to $200 million of Common Shares over the next 12 months, at the discretion of management. The Common Shares may be repurchased in the open market or privately negotiated transactions. During the third quarter 2002, 197,900 Common Shares were repurchased at an average price of $25.06 for approximately $5.0 million in the aggregate. As of October 28, 2002, 7,200,600 Common Shares were repurchased at an average price of $24.98 for approximately $179.9 million in the aggregate.

Ownership of EOP Partnership

      Equity Office’s ownership in EOP Partnership was approximately 89.2% and 88.0% as of September 30, 2002 and December 31, 2001, respectively. During the three months ended September 30, 2002, EOP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Partnership redeemed 677,216 Units for cash at an average price of $28.52 for a total of approximately $19.3 million.

Distributions

	Quarterly
	Distribution
	Amount Per			Shareholder
	Share		Date Paid	Record Date

Common Shares	$.50		October 15, 2002	September 30, 2002
Series A Preferred Shares	$.2619167	(a)	July 29, 2002	June 28, 2002
Series B Preferred Shares	$.65625		August 15, 2002	August 1, 2002
Series C Preferred Shares	$.5390625		September 16, 2002	September 3, 2002
Series E Preferred Shares	$.4921875		July 31, 2002	July 17, 2002
Series F Preferred Shares	$.50		September 30, 2002	September 16, 2002
Series G Preferred Shares	$.2583333	(b)	September 16, 2002	September 3, 2002

(a)	The distribution amount represents a pro rated distribution from and including June 17, 2002, to, but excluding, July 29, 2002, the Series A redemption date. See “Preferred Shares” below.

(b)	The distribution amount represents a pro rated distribution from and including July 29, 2002, the date of issuance of the Series G Preferred Shares, to, but excluding, September 16, 2002.

     Preferred Shares

      On July 29, 2002, Equity Office redeemed its 7,994,000 outstanding 8.98% Series A Cumulative Redeemable Preferred Shares at an aggregate redemption price of approximately $201.9 million, including accrued distributions. In addition, Equity Office issued 8,500,000 7.75% Series G Cumulative Redeemable Preferred Shares in an offering that closed July 29, 2002. Substantially all of the net proceeds from the issuance and sale of the Series G Preferred Shares totaling approximately $206.1 million were used to redeem the Series A Preferred Shares.

NOTE 10 — LEASE TERMINATION FEE

      In September 2002, a single tenant at Parkside Towers that leased the entire Property terminated its lease agreement. The total lease termination fee was approximately $49.8 million, of which approximately $3.8 million was applied to a deferred rent receivable due from the tenant. Approximately $14.2 million of the total lease termination fee was recognized in the third quarter 2002. The remaining amount of approximately $31.8 million is anticipated to be recognized in the fourth quarter 2002.

      The $31.8 million anticipated to be recognized in the fourth quarter 2002 consists of a cash payment of approximately $10.3 million and a $21.5 million promissory note, of which $5.0 million was repaid in October 2002. The remaining $16.5 million due under the promissory note is payable on the earlier of January 21, 2003 or the sale by the tenant of its interest in an office building that secures the note. As part of the transaction, Equity Office agreed, at the tenant’s election if made between November 1, 2002 and January 21, 2003, to purchase the office building for $37.5 million. The $16.5 million still owed to Equity Office would be applied to the purchase price. Equity Office has been advised that the tenant has received bids for this property that exceed $37.5 million.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

NOTE 11 — EARNINGS PER SHARE

      The following table sets forth the computation of basic and diluted earnings per Common Share and common share equivalent:

	For the three months ended		For the nine months ended
	September 30,		September 30,

(Dollars in thousands, except per share data)	2002	2001	2002	2001

Numerator:
Net income available for Common Shares before net gain on sales of real estate, discontinued operations and cumulative effect of a change in accounting principle	$159,733	$181,706	$518,233	$422,473
Net gain on sales of real estate	—	14,854	—	14,854
Discontinued operations	8,445	5,216	17,777	9,749
Cumulative effect of a change in accounting principle	—	—	—	(1,142)

Numerator for basic earnings per share — net income available for Common Shares	168,178	201,776	536,010	445,934
Net income allocated to minority interests in EOP Partnership	20,266	27,707	68,720	60,070

Numerator for diluted earnings per share — net income available for Common Shares and common share equivalents	$188,444	$229,483	$604,730	$506,004

Denominator:
Denominator for net income available per weighted average Common Share outstanding — basic	417,468,711	410,524,016	415,977,751	342,240,552

Effect of dilutive securities:
Redemption of Units for Common Shares	50,795,102	56,826,639	53,507,855	46,302,562
Share options, put options and restricted shares	1,500,915	3,658,446	2,218,122	3,077,708

Common share equivalents	52,296,017	60,485,085	55,725,977	49,380,270

Denominator for net income available per weighted average Common Share and common share equivalent outstanding — diluted	469,764,728	471,009,101	471,703,728	391,620,822

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

	For the three months ended		For the nine months ended
	September 30,		September 30,

(Dollars in thousands, except per share data)	2002	2001	2002	2001

Net income available per weighted average Common Share outstanding — basic:
Net income before net gain on sales of real estate, discontinued operations and cumulative effect of a change in accounting principle, net of minority interests	$0.38	$0.45	$1.25	$1.24
Net gain on sales or real estate, net of minority interests	—	0.03	—	0.04
Discontinued operations, net of minority interests	0.02	0.01	0.04	0.03
Cumulative effect of a change in accounting principle, net of minority interests	—	—	—	(0.01)

Net income available per weighted average Common Share outstanding — basic	$0.40	$0.49	$1.29	$1.30

Net income available per weighted average Common Share and common share equivalent outstanding — diluted:
Net income before net gain on sales of real estate, discontinued operations and cumulative effect of a change in accounting principle	$0.38	$0.45	$1.24	$1.23
Net gain on sales of real estate	—	0.03	—	0.04
Discontinued operations	0.02	0.01	0.04	0.02
Cumulative effect of a change in accounting principle	—	—	—	—

Net income available per weighted average Common Share and common share equivalent outstanding — diluted	$0.40	$0.49	$1.28	$1.29

      The following securities on a weighted average basis were not included in the computation of net income available per weighted average Common Share and common share equivalent outstanding because they would have an antidilutive effect:

		For the three months ended		For the nine months ended
		September 30,		September 30,
	Weighted Average
Antidilutive Securities	Exercise Price	2002	2001	2002	2001

Share options	$29.230	14,004,138	—	—	—
Share options	$30.060	—	—	7,293,181	—
Share options	$32.930	—	660,000	—	—
Share options	$30.350	—	—	—	4,657,781
Series B Preferred Shares	$35.700	5,990,000	5,990,000	5,990,000	5,993,187
Warrants	$39.375	5,000,000	5,000,000	5,000,000	5,000,000

Total		24,994,138	11,650,000	18,283,181	15,650,968

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

NOTE 12 — SEGMENT INFORMATION

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

	For the three months ended September 30,

	2002			2001

	Office	Corporate		Office	Corporate
(Dollars in thousands)	Properties	and Other	Consolidated	Properties	and Other	Consolidated

Property operating revenues	$861,663	$13,296	$874,959	$846,203	$21,370	$867,573
Property operating expenses	(284,071)	(2,557)	(286,628)	(270,371)	(3,170)	(273,541)

Net operating income	577,592	10,739	588,331	575,832	18,200	594,032

Adjustments to arrive at net income:
Other revenues	756	5,735	6,491	863	15,287	16,150
Interest expense(a)	(48,447)	(150,812)	(199,259)	(48,524)	(157,446)	(205,970)
Depreciation and amortization	(167,078)	(6,426)	(173,504)	(149,594)	(7,342)	(156,936)
Ground rent	(4,986)	—	(4,986)	(5,103)	21	(5,082)
General and administrative	(831)	(30,119)	(30,950)	—	(30,328)	(30,328)

Total adjustments to arrive at net income	(220,586)	(181,622)	(402,208)	(202,358)	(179,808)	(382,166)

Income before income taxes, allocation to minority interests, income from investment in unconsolidated joint ventures, net gain on sales of real estate and discontinued operations	357,006	(170,883)	186,123	373,474	(161,608)	211,866
Income taxes	32	(187)	(155)	(257)	(1,029)	(1,286)
Minority interests	(2,716)	(20,286)	(23,002)	(2,006)	(27,707)	(29,713)
Income from investment in unconsolidated joint ventures	14,135	(1,917)	12,218	16,745	(311)	16,434
Net gain on sales of real estate	—	—	—	14,854	—	14,854
Discontinued operations (including net gain on disposal of $6,382 and $0, respectively)	8,445	—	8,445	5,216	—	5,216

Net income	$376,902	$(193,273)	$183,629	$408,026	$(190,655)	$217,371

Capital and tenant improvements	$90,913	$1,945	$92,858	$108,901	$4,827	$113,728

Investment in unconsolidated joint ventures	$1,241,192	$28,320	$1,269,512

Total Assets	$24,297,681	$1,409,274	$25,706,955

(a)	Interest expense for the Office Properties does not include an allocation of interest expense on the unsecured notes or the line of credit.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

	For the nine months ended September 30,

	2002			2001

	Office	Corporate		Office	Corporate
(Dollars in thousands)	Properties	and Other	Consolidated	Properties	and Other	Consolidated

Property operating revenues	$2,569,427	$41,756	$2,611,183	$2,134,640	$30,052	$2,164,692
Property operating expenses	(833,029)	(8,121)	(841,150)	(694,320)	(5,609)	(699,929)

Net operating income	1,736,398	33,635	1,770,033	1,440,320	24,443	1,464,763

Adjustments to arrive at net income:
Other revenues	2,093	26,809	28,902	3,022	40,319	43,341
Interest expense(a)	(145,613)	(461,175)	(606,788)	(152,308)	(368,376)	(520,684)
Depreciation and amortization	(499,002)	(19,189)	(518,191)	(389,867)	(16,786)	(406,653)
Ground rent	(15,844)	—	(15,844)	(11,481)	—	(11,481)
General and administrative	(832)	(101,235)	(102,067)	—	(78,151)	(78,151)
Impairment on securities and other investments	—	—	—	—	(8,499)	(8,499)

Total adjustments to arrive at net income	(659,198)	(554,790)	(1,213,988)	(550,634)	(431,493)	(982,127)

Income before income taxes, allocation to minority interests, income from investment in unconsolidated joint ventures, net gain on sales of real estate, discontinued operations and cumulative effect of a change in accounting principle	1,077,200	(521,155)	556,045	889,686	(407,050)	482,636
Income taxes	(2,064)	(6,922)	(8,986)	(1,472)	(4,377)	(5,849)
Minority interests	(5,078)	(68,779)	(73,857)	(6,612)	(60,070)	(66,682)
Income from investment in unconsolidated joint ventures	94,307	(2,164)	92,143	48,169	1,555	49,724
Net gain on sales of real estate	—	—	—	14,854	—	14,854
Discontinued operations (including net gain on disposal of $8,872 and $0, respectively)	17,777	—	17,777	9,749	—	9,749
Cumulative effect of a change in accounting principle	—	—	—	(1,142)	—	(1,142)

Net income	$1,182,142	$(599,020)	$583,122	$953,232	$(469,942)	$483,290

Capital and tenant improvements	$218,670	$4,629	$223,299	$215,762	$26,711	$242,473

Investment in unconsolidated joint ventures	$1,241,192	$28,320	$1,269,512

Total Assets	$24,297,681	$1,409,274	$25,706,955

(a)	Interest expense for the Office Properties does not include an allocation of interest expense on the unsecured notes or the line of credit.

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

     Litigation

      Equity Office is not presently subject to material litigation nor, to Equity Office’s knowledge, is any litigation threatened against Equity Office, other than routine actions for negligence and other claims and administrative proceedings arising in the ordinary course of business, some of which are expected to be covered by liability insurance and all of which collectively are not expected to have a material adverse effect on the liquidity, results of operations, or financial condition of Equity Office.

     Contingencies

      Certain Properties owned in joint ventures with unaffiliated parties have buy/sell options that may be exercised to acquire the other partner’s interest by either Equity Office or its joint venture partner if certain conditions are met as set forth in the respective joint venture agreement. In addition, Equity Office has granted options to a tenant to purchase two of its Office Properties.

      In connection with the acquisition of certain Properties, Equity Office has agreed not to sell such Properties in a taxable transaction for a period of time as defined in their respective agreements or Equity Office may be obligated to make additional payments to the respective sellers.

     Insurance

      Property Damage, Business Interruption, Earthquake and Terrorism: The insurance coverage provided through third-party insurance carriers is subject to coverage limitations. For each type of insurance coverage described below, should an uninsured or underinsured loss occur, Equity Office could lose all or a portion of its investment in, and anticipated cash flows from, one or more of the Properties. In addition, there can be no assurance that third-party insurance carriers will be able to maintain reinsurance sufficient to cover any losses that may be incurred.

Type of Insurance	Equity Office	Third-Party
Coverage	Loss Exposure/ Deductible	Coverage Limitation

Property damage and business interruption(a)	$75 million in the aggregate (inclusive of retention amounts paid for earthquake loss), plus $1 million per occurrence deductible	$1.0 billion per occurrence (c)
Earthquake(a)(b)	$75 million in the aggregate (inclusive of retention amounts paid for property damage and business interruption loss) per year, plus $1 million per occurrence deductible	$325 million in the aggregate per year (c)
Acts of terrorism(d)	$1 million or 2% of total insurable value, whichever is greater, per occurrence deductible; and 30 day waiting period for loss of rent	$270 million in the aggregate per year(e)

(a)	In September 2002, Equity Office began retaining up to $75 million of such loss calculated throughout the Equity Office portfolio. In the event of a loss in excess of these retention limits, the third-party insurance carriers would be obligated to cover the losses up to the stated coverage amounts in the above table.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

(b)	The amount of the third-party insurance relating to earthquakes is based on maximum probable loss studies performed by independent third parties. The maximum annual aggregate payment amount for earthquake loss is $325 million, inclusive of Equity Office’s loss exposure/deductible amount of $76 million. There can be no assurance that these actuarial studies have correctly estimated any losses that may occur.

(c)	These amounts include Equity Office’s loss exposure/deductible amount.

(d)	The third-party insurance coverage excludes nuclear, chemical or biological acts of terrorism. There can be no assurance that insurance coverage for acts of terrorism will be available in the future. It is also possible that the lenders under our unsecured credit facility and our secured mortgage indebtedness could seek to declare a default based on the absence of insurance coverage for terrorist acts for the type and amount in place before September 11, 2001. If one or more of our lenders were to declare such a default, we would challenge such conclusion as not being commercially reasonable in the context of the current marketplace.

(e)	This amount is in excess of Equity Office’s deductible amounts.

      Workers Compensation, Automobile Liability and General Liability: Equity Office has per occurrence deductible amounts on workers compensation of $500,000, auto liability of $250,000 and general liability of $1,000,000.

     Commitments

      In accordance with the agreement governing the investment in Wright Runstad Associates Limited Partnership (“WRALP”), Equity Office agreed, for a period generally continuing until December 31, 2007, to make available to WRALP up to $20.0 million in additional financing or credit support for future development. As of September 30, 2002, no amounts have been funded pursuant to this agreement. However, Equity Office has guaranteed WRALP’s line of credit, which has an outstanding balance of approximately $12.9 million as of September 30, 2002. WRALP’s current line of credit matures in July 2003.

      Equity Office has agreed to loan up to $25 million to Wilson Investors (“WI”) for its required contribution to Wilson/ Equity Office (“W/ EO”) at a 15% interest rate per annum. W/ EO is owned 49.9% by Equity Office and 50.1% by WI. William Wilson III, a trustee of Equity Office, through his ownership of WI, owns approximately 22% of W/ EO and approximately 30% of any promote to which WI is entitled under the joint venture agreement. As of September 30, 2002, no amounts were outstanding on the loan and the remaining commitment amount is $13 million. As a result of the recently enacted Sarbanes-Oxley Act of 2002, it is possible (depending on the scope of the regulations to be adopted by the SEC) that Equity Office could be prohibited from lending further amounts to WI under this arrangement or from modifying or renewing this arrangement.

NOTE 14 — SUBSEQUENT EVENTS

1.	In October 2002, Equity Office entered into $1.1 billion of forward-starting interest rate swaps to effectively fix the 10-year Treasury rate at approximately 3.7% for future note offerings anticipated to occur in 2003 and 2004. The forward-starting interest rate swaps were entered into at current market rates and, therefore, had no initial cost. The terms of the forward-starting interest rate swaps require Equity Office to pay a fixed-interest rate to the counterparties and to receive a variable rate from the counterparties. The swaps settle at six-month intervals beginning in 2003 and 2004. Equity Office anticipates settling the swap agreements prior to the anticipated issuance of additional unsecured notes. Upon settlement of the swaps, Equity Office may be obligated to pay the counterparties a settlement payment, or alternatively to receive settlement proceeds from the counterparties. Any monies paid or received will be amortized to interest expense over the term of the respective note offering.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

2.	In October 2002, the mortgage note encumbering 75-101 Federal Street was refinanced upon its maturity. The new mortgage note is for $125 million, bears interest at 5.05% and matures in November 2012. Equity Office has a 51.61% equity interest in 75-101 Federal Street and reflects its interest under the equity method.

3.	In October 2002, Equity Office prepaid the mortgage note secured by Wellesley Office Park for approximately $52.6 million, including accrued interest. The mortgage note was scheduled to mature in February 2003 and had an interest rate of 7.23%.

4.	In November 2002, Equity Office prepaid the mortgage note secured by Center Plaza for approximately $57.4 million, including accrued interest. The mortgage note was scheduled to mature in March 2003 and had an interest rate of 7.23%.

5.	The maturity date of the mortgage note secured by Key Center was extended for one year to November 2003. Equity Office has an 80% equity interest in Key Center and reflects its interest under the equity method.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

      The following discussion and analysis of the consolidated financial condition and consolidated results of operations should be read together with the consolidated financial statements of Equity Office and notes thereto contained in this Form 10-Q. Terms employed herein as defined terms, but without definition, shall have the meaning set forth in the notes to the financial statements. Statements contained in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” including, without limitation, the “Market Risk” and “Developments” disclosures, and elsewhere in this Form 10-Q, which are not historical fact may be forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”). Equity Office intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 21E of the Exchange Act. Such statements (none of which is intended as a guarantee of performance) are subject to certain risks and uncertainties, which could cause actual results to differ materially from those projected or anticipated. A number of important factors could cause actual results to differ materially from those indicated by the forward-looking statements, including, but not limited to, the risks described in our Current Reports on Form 8-K filed with the Securities and Exchange Commission on February 12, 2002 and June 27, 2002. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date this Form 10-Q is filed with the SEC. Among the factors about which Equity Office has made assumptions are the following:

•	future economic conditions which may impact the demand for office space as well as current or prospective tenant’s ability or willingness to pay rent, either at current or increased levels;

•	the extent of any tenant bankruptcies or defaults that may occur;

•	the availability of new competitive supply, including competitive supply which may be available by way of sublease;

•	the extent of future demand for high-rise and other office space in the markets in which Equity Office has a presence;

•	the costs to complete and lease-up pending developments at anticipated rents;

•	future demand for Equity Office’s debt and equity securities;

•	Equity Office’s access to adequate credit facilities or other debt financing on acceptable terms;

•	Equity Office’s ability to achieve economies of scale over time;

•	Equity Office’s ability to attract and retain high quality personnel at a reasonable cost;

•	changes in interest rates;

•	changes in operating expenses, including utility, insurance and security costs;

•	Equity Office’s ability to pay amounts due to its noteholders and preferred shareholders before any distribution to holders of Common Shares; and

•	Equity Office’s ability to secure adequate insurance for occurrences such as terrorist acts and earthquakes.

      During the nine months ended September 30, 2002, we completed the following key transactions:

•	issued $500 million of unsecured notes due February 2012 at an all-in cost of 7.0% and exchanged approximately $260.0 million of these notes for the previously outstanding $250.0 million MandatOry Par Put Remarketed SecuritiesSM which were subject to mandatory redemption;

•	sold 33 office properties, three vacant land parcels and a 50% interest in four parking facilities for approximately $341.7 million;

•	received a lease termination fee of approximately $40 million in connection with a previously proposed office building development which was recorded as income from unconsolidated joint ventures during the first quarter 2002;

•	received approximately $50 million from a tenant for terminating their lease at Parkside Towers. Approximately $14.2 million of the lease termination fee was recognized in the third quarter and approximately $31.8 million is anticipated to be recognized in the fourth quarter of 2002. Approximately $3.8 million of the lease termination fee was applied to a deferred rent receivable balance;

•	acquired two office buildings for approximately $92.3 million. The properties are located in Washington, D.C., and consist of approximately 327,550 square feet of which 260,372 square feet is office space;

•	redeemed the 7,994,000 outstanding 8.98% Series A Cumulative Redeemable Preferred Shares at an aggregate redemption price of approximately $201.9 million, including accrued distributions;

•	issued 8,500,000 7.75% Series G Cumulative Redeemable Preferred Shares for approximately $206.1 million;

•	initiated a Common Share repurchase program allowing for the repurchase of up to $200 million of Common Shares over the next 12 months and repurchased 197,900 Common Shares at an average price of $25.06 per share for a total of approximately $5.0 million in the aggregate;

•	redeemed 677,216 Units for cash at an average price of $28.52 per Unit for a total of approximately $19.3 million; and

•	received approximately $20.1 million from CT Convertible Trust I in connection with its redemption of the non-convertible preferred securities.

Critical Accounting Policies and Estimates

      Refer to our 2001 Annual Report on Form 10-K for a discussion of our critical accounting policies, which include revenue recognition, allowance for doubtful accounts, impairment of long-lived assets, depreciation and fair value of financial instruments. During 2002, there were no material changes to these policies.

Results of Operations

     General

      The following discussion is based primarily on the consolidated financial statements as of September 30, 2002 and for the three and nine months ended September 30, 2002 and 2001.

      Income is received primarily from rental revenue from the Office Properties, including reimbursements from tenants for certain operating costs and from parking revenue from Office Properties. As a result of the current slowdown in economic activity, there has been a decrease in our occupancy rates and a general decline in overall market rental rates for the Office Properties in most major markets. Below is a summary of our leasing activity (excluding lease expirations) in our top 5 markets, top 10 markets and our total portfolio for our Office Properties. Our top 10 markets in terms of square footage in order from greatest to least are Boston,

Chicago, San Francisco, Seattle, San Jose, Atlanta, Los Angeles, Orange County, Washington, D.C. and New York.

Office Property Data:	Top 5 Markets	Top 10 Markets	Total Portfolio

For the nine months ended September 30, 2002:
Portion of total portfolio based on square feet at end of period	42.4%	67.8%	100.0%
Weighted average occupancy at end of period	87.9%	89.3%	89.2%
Gross square footage leased during the period	6,367,393	10,387,311	15,733,706
Weighted average annual rent per square foot leased during the period(a)	$34.77	$32.35	$29.21
For the nine months ended September 30, 2001:
Portion of total portfolio based on square feet at end of period	40.7%	66.1%	100.0%
Weighted average occupancy at end of period	94.9%	94.4%	93.7%
Gross square footage leased during the period	3,813,457	6,270,276	10,187,997
Weighted average annual rent per square foot leased during the period(a)	$49.23	$43.49	$35.52
For the year ended December 31, 2001:
Portion of total portfolio based on square feet at end of year	42.0%	66.9%	100.0%
Weighted average occupancy at end of year	92.5%	92.7%	91.8%
Gross square footage leased during the year	5,288,539	8,944,907	14,711,018
Weighted average annual rent per square foot leased during the year(a)	$46.36	$41.48	$34.17

(a)	Average annual rent per square foot for new office leases for which the tenants have occupied the space during the relevant period may lag behind market rents because leasing decisions typically are made anywhere from one month to 12 or more months prior to taking occupancy.

      As of September 30, 2002, approximately 63,865,688 occupied square feet (approximately 50.4% of the total portfolio) is expiring through 2006. The average annual rent per square foot for these leases is presented in the table below. Upon expiration, we may be unable to release this space at rents at or above the current rent or be able to re-lease all of this space within a reasonable time period.

	Square Feet of	Average Annual
Year	Expiring Leases	Rent per Square Foot

2002	5,283,384	$25.96
2003	14,971,354	28.17
2004	13,689,055	27.81
2005	15,413,400	29.33
2006	14,508,495	29.79

Total	63,865,688	$28.56

      We believe that it is not currently possible to draw any conclusions about where occupancy levels or market rents ultimately will stabilize. Further decreases in occupancy rates and/or declines in rents could adversely affect our revenues and results of operations in subsequent periods.

      In addition to the downward trend in occupancy and market rents, we have experienced an increase in the amount of uncollectible receivables relating to tenants in bankruptcy and tenants that are having financial difficulties. For the three and nine months ended September 30, 2002, bad debt expense was approximately $6.0 million and $19.6 million, respectively, as compared to $5.0 million and $13.0 million for the same periods in 2001. Although we have substantial collateral from many of our tenants, additional write-offs may occur in subsequent periods. Future rental income may also be affected by early lease terminations. In either of these circumstances, we may not be able to collect the full amount that was due under the leases and would incur additional cost in re-leasing the space.

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

      Below is a summary of our acquisition and disposition activity since January 1, 2001. The buildings and total square feet shown include properties we own in joint ventures with other partners and reflect the total square feet of the properties. Excluding the joint venture partners’ share of the square feet of these properties, we effectively owned 120.6 million square feet of office space as of September 30, 2002.

	Office Properties		Industrial Properties
					Parking Facilities
		Total		Total
	Buildings	Square Feet	Buildings	Square Feet	Garages	Spaces

Properties owned as of:
January 1, 2001	381	98,995,994	—	—	9	14,244
Spieker Merger	293	26,080,670	100	12,306,053	—	—
Acquisitions	1	259,441	—	—	—	—
Developments placed in service	9	1,497,014	—	—	—	—
Dispositions	(8)	(879,388)	(19)	(4,052,476)	(4)	(3,721)
Reclass from industrial to office	44	2,208,837	(44)	(2,208,837)	—	—
Building remeasurements(a)	54	71,419	42	91	—	242

December 31, 2001	774	128,233,987	79	6,044,831	5	10,765
Dispositions	(7)	(804,590)	—	—	(4)	(7,464)
Building remeasurements	—	47,216	—	—	—	—

March 31, 2002	767	127,476,613	79	6,044,831	1	3,301
Acquisitions	1	102,822	—	—	—	—
Developments placed in service	1	125,646	—	—	—	—
Dispositions	(3)	(226,909)	—	—	—	—
Building remeasurements	—	42,100	—	—	—	—

June 30, 2002	766	127,520,272	79	6,044,831	1	3,301
Acquisitions	1	157,550	—	—	—	—
Dispositions	(23)	(921,122)	—	—	—	—
Building remeasurements	—	41,057	—	—	—	—

September 30, 2002 (“Total Portfolio”)	744	126,797,757	79	6,044,831	1	3,301

(a)	Building remeasurements during 2001 relate to the Office Properties and Industrial Properties acquired in the Spieker merger. The initial property count was based on a count prepared prior to the Spieker merger by the former management of Spieker. We count our properties based on the actual number of buildings at the property, which is different than the method used by the former management of Spieker.

      Primarily as a result of the acquisition and disposition of certain properties, the financial data presented show significant changes in revenues and expenses from period-to-period. In addition, the results of the Spieker merger on July 2, 2001 are reflected for only the last three months of the nine month period ended September 30, 2001. Therefore, we do not believe our period-to-period financial data are necessarily comparable. The following analysis shows changes attributable to the Properties that were held during the entire period for the period being compared (the “Core Portfolio”) and the changes in our aggregate total portfolio of Properties (the “Total Portfolio”).

      As reflected in the tables below, property revenues include rental revenues, reimbursements from tenants for certain expenses, parking revenue and other property operating revenues. Property operating expenses include real estate taxes, insurance, repairs and maintenance and other property operating expenses.

Comparison of the three months ended September 30, 2002 to September 30, 2001

      The table below represents selected operating information for the Total Portfolio and for the Core Portfolio consisting of 731 Office Properties acquired or placed in service on or prior to July 1, 2001. The Core Portfolio analysis for the three months ended September 30, 2002 compared to the three months ended September 30, 2001 includes the properties acquired in the Spieker merger on July 2, 2001, that are still owned as of September 30, 2002.

	Total Portfolio				Core Portfolio

			Increase/				Increase/
(Dollars in thousands)	2002	2001	(Decrease)	% Change	2002	2001	(Decrease)	% Change

Property revenues	$874,959	$867,573	$7,386	0.9%	$834,061	$853,805	$(19,744)	(2.3)%
Fee income	3,699	3,768	(69)	(1.8)	—	—	—	—
Interest/dividend income	2,792	12,382	(9,590)	(77.5)	898	997	(99)	(9.9)

Total revenues	881,450	883,723	(2,273)	(0.3)	834,959	854,802	(19,843)	(2.3)

Interest expense(a)	199,259	205,970	(6,711)	(3.3)	49,636	54,229	(4,593)	(8.5)
Depreciation and amortization	173,504	156,936	16,568	10.6	162,732	150,992	11,740	7.8
Property operating expenses	286,628	273,541	13,087	4.8	279,472	267,557	11,915	4.5
Ground rent	4,986	5,082	(96)	(1.9)	5,160	5,040	120	2.4
General and administrative	30,950	30,328	622	2.1	831	(2)	833	(41,650.0)

Total expenses	695,327	671,857	23,470	3.5	497,831	477,816	20,015	4.2

Income before income taxes, allocation to minority interests, income from investment in unconsolidated joint ventures and net gain on sales of real estate	186,123	211,866	(25,743)	(12.2)	337,128	376,986	(39,858)	(10.6)
Income taxes	(155)	(1,286)	1,131	(87.9)	(3)	(257)	254	(98.8)
Minority interests	(23,002)	(29,713)	6,711	(22.6)	(2,736)	(2,006)	(730)	36.4
Income from investment in unconsolidated joint ventures	12,218	16,434	(4,216)	(25.7)	17,242	15,522	1,720	11.1
Net gain on sales of real estate	—	14,854	(14,854)	(100.0)	—	—	—	—

Income from continuing operations	175,184	212,155	(36,971)	(17.4)	351,631	390,245	(38,614)	(9.9)
Discontinued operations	8,445	5,216	3,229	61.9	—	—	—	—

Net income	$183,629	$217,371	$(33,742)	(15.5)%	$351,631	$390,245	$(38,614)	(9.9)%

Property revenues less property operating expenses before interest, depreciation and amortization, ground rent and general and administrative expense(b)	$590,941	$600,976	$(10,035)	(1.7)%	$554,589	$586,248	$(31,659)	(5.4)%

Deferred rental revenue(b)	$18,482	$21,827	$(3,345)	(15.3)%	$15,608	$21,349	$(5,741)	(26.9)%

Lease termination fees(b)	$30,640	$7,390	$23,250	314.6%	$16,368	$7,372	$8,996	122.0%

(a)	Interest expense on unsecured notes and the line of credit are not allocated to the Core Portfolio.

(b)	These amounts include the properties sold in 2002.

     Property Revenues

      The increase in property revenues in the Total Portfolio is primarily due to a $20.8 million increase in other property revenues and a $3.2 million increase in tenant reimbursements offset, in part, by a $12.3 million decrease in rental revenue and a $4.4 million decrease in parking revenues. As a result of the current slowdown in economic activity, we have experienced an increase in the amount of lease termination fees and uncollectible receivables relating to tenants in bankruptcy and tenants that are having financial difficulties. Included in other property revenues are approximately $30.6 million of lease termination fees representing an increase of approximately $23.3 million from the prior period. These fees relate to specific tenants, each of whom has paid a fee to terminate its lease obligations before the end of the contractual term of the lease. Although there is no way of predicting the precise timing or amounts of future lease termination fees, we currently anticipate that lease termination fees will be significantly lower in 2003. Approximately $14.2 million of the lease termination fees recognized in the third quarter relate to a lease termination at Parkside Towers from a single tenant that leased the entire Property. An additional $31.8 million relating to the lease termination at Parkside Towers is anticipated to be recognized in the fourth quarter of 2002. Rental revenues in the Total Portfolio decreased primarily due to a decrease in occupancy in the Core Portfolio as discussed below and an increase in bad debt expense. The amount of bad debts written off in the Total Portfolio for the three months ended September 30, 2002 was approximately $6.0 million as compared to $5.0 million for the prior period. Although we have substantial collateral from many of our tenants, additional write-offs may occur in subsequent periods. Parking revenues decreased primarily as a result of the disposition of parking garages in prior periods.

      The decrease in property revenues in the Core Portfolio resulted primarily from a decrease in occupancy from 94.9% at July 1, 2001 to 89.7% at September 30, 2002 partially offset by an increase in lease termination fees of approximately $9.0 million. The weighted average occupancy decreased mainly due to tenant rollover and early lease terminations at various properties where the space was not re-leased due to the current slowdown in economic activity.

     Interest/ Dividend Income

      Interest/dividend income decreased for the Total Portfolio as a result of the write-off in 2001 of the $90.6 million investment in HQ Global Workplaces, Inc. (“HQ Global”) Series A Convertible Cumulative Preferred Stock and a reduction in interest income on notes receivable. In addition, in September 2002, CT Convertible Trust I redeemed the non-convertible amount of its preferred securities at par including accrued dividends of approximately $20.1 million. Equity Office still has an approximate $29.2 million investment in the convertible portion of the preferred securities of CT Convertible Trust I.

     Interest Expense

      Total Portfolio interest expense decreased from the prior period primarily due to interest rate swap agreements which converted the fixed interest rate to a variable rate for a portion of the unsecured notes effective through September 6, 2002, when the swap agreements were terminated. Total proceeds resulting from the termination of approximately $39.6 million will be amortized ratably over the remaining terms of the respective unsecured notes as a reduction to interest expense. The remaining terms range from 16 to 42 months. Core Portfolio interest expense decreased from the prior period as a result of the repayment of certain mortgage notes.

     Depreciation and Amortization

      Total Portfolio and Core Portfolio depreciation and amortization expense increased from the prior period primarily as a result of capital and tenant improvements made during the periods.

     Property Operating Expenses

      Property operating expenses increased mainly as a result of increases in real estate taxes of approximately $6.3 million for the Total Portfolio and $8.3 million for the Core Portfolio primarily due to increased assessed valuations, increases in insurance expense of approximately $5.7 million for the Total Portfolio and $5.3 million for the Core Portfolio due to higher premiums, an increase in safety and security costs of approximately $2.1 million for the Total Portfolio and $1.9 million for the Core Portfolio, partially offset by a decrease in utility expense of approximately $2.3 million for the Total Portfolio and $2.0 million for the Core Portfolio, respectively. Substantially all of the office leases require the tenant to pay, as additional rent, a portion of any increases in operating expenses over a base amount. We believe a substantial portion of any future increase in operating expenses will be offset by expense reimbursements from tenants, which are included in property revenues.

     Net Gain on Sales of Real Estate and Discontinued Operations

      Net gain on sales of real estate for the Total Portfolio decreased from the prior period as a result of a presentation change for sold properties. Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which became effective for financial statements issued for fiscal years beginning after December 15, 2001, requires the net income and gain/ loss on sales of real estate for properties sold subsequent to December 31, 2001 to be reflected in the consolidated statements of operations as “discontinued operations”. Therefore, gains and losses from properties sold prior to 2002 are reflected as “net gain on sales of real estate” and gains and losses from properties sold in 2002 are reflected in “discontinued operations”. The increase in discontinued operations is primarily due to the gain on the sale of the properties sold in 2002.

     Income from Investment in Unconsolidated Joint Ventures

      Income from investment in unconsolidated joint ventures decreased for the Total Portfolio due to a partial write-off of an investment in a vacant land purchase option. Income from investment in unconsolidated joint ventures increased for the Core Portfolio primarily due to a decrease in interest expense of approximately $1.6 million. Interest expense decreased primarily as a result of lower interest rates on variable rate mortgage notes during the current period.

     Comparison of the nine months ended September 30, 2002 to September 30, 2001

      The table below represents selected operating information for the Total Portfolio and for the Core Portfolio consisting of 380 Office Properties acquired or placed in service on or prior to January 1, 2001.

	Total Portfolio				Core Portfolio

			Increase/				Increase/
(Dollars in thousands)	2002	2001	(Decrease)	% Change	2002	2001	(Decrease)	% Change

Property revenues	$2,611,183	$2,164,692	$446,491	20.6%	$1,897,551	$1,928,287	$(30,736)	(1.6)%
Fee income	11,754	10,305	1,449	14.1	—	—	—	—
Interest/ dividend income	17,148	33,036	(15,888)	(48.1)	2,820	3,863	(1,043)	(27.0)

Total revenues	2,640,085	2,208,033	432,052	19.6	1,900,371	1,932,150	(31,779)	(1.6)

Interest expense(a)	606,788	520,684	86,104	16.5	147,713	160,256	(12,543)	(7.8)
Depreciation and amortization	518,191	406,653	111,538	27.4	382,597	361,671	20,926	5.8
Property operating expenses	841,150	699,929	141,221	20.2	648,106	636,414	11,692	1.8
Ground rent	15,844	11,481	4,363	38.0	9,188	9,565	(377)	(3.9)
General and administrative	102,067	78,151	23,916	30.6	831	—	831	100.0
Impairment on securities and other investments	—	8,499	(8,499)	(100.0)	—	—	—	—

Total expenses	2,084,040	1,725,397	358,643	20.8	1,188,435	1,167,906	20,529	1.8

Income before income taxes, allocation to minority interests, income from investment in unconsolidated joint ventures and net gain on sales of real estate	556,045	482,636	73,409	15.2	711,936	764,244	(52,308)	(6.8)
Income taxes	(8,986)	(5,849)	(3,137)	53.6	(796)	(1,323)	527	(39.8)
Minority interests	(73,857)	(66,682)	(7,175)	10.8	(5,057)	(6,612)	1,555	(23.5)
Income from investment in unconsolidated joint ventures	92,143	49,724	42,419	85.3	56,941	46,946	9,995	21.3
Net gain on sales of real estate	—	14,854	(14,854)	(100.0)	—	—	—	—

Income from continuing operations	565,345	474,683	90,662	19.1	763,024	803,255	(40,231)	(5.0)
Discontinued operations	17,777	9,749	8,028	82.3	—	—	—	—

Income before cumulative effect of a change in accounting principle	583,122	484,432	98,690	20.4	763,024	803,255	(40,231)	(5.0)
Cumulative effect of a change in accounting principle	—	(1,142)	1,142	(100.0)	—	(1,142)	1,142	(100.0)

Net income	$583,122	$483,290	$99,832	20.7%	$763,024	$802,113	$(39,089)	(4.9)%

Property revenues less property operating expenses before interest, depreciation and amortization, ground rent and general and administrative expense(b)	$1,781,716	$1,469,819	$311,897	21.2%	$1,249,445	$1,291,873	$(42,428)	(3.3)%

Deferred rental revenue(b)	$58,323	$48,857	$9,466	19.4%	$24,601	$39,107	$(14,506)	(37.1)%

Lease termination fees(b)	$61,125	$15,954	$45,171	283.1%	$39,513	$14,384	$25,129	174.7%

(a)	Interest expense on unsecured notes and the line of credit are not allocated to the Core Portfolio.

(b)	These amounts include the properties sold in 2002.

  Property Revenues

      The increase in property revenues in the Total Portfolio is primarily due to the fact that property revenues from the Spieker merger are reflected in the entire nine month period ended September 30, 2002 but only in the last three months of the period ended September 30, 2001 as Spieker was acquired on July 2, 2001. As a result of the current slowdown in economic activity, we have experienced an increase in the amount of lease termination fees and uncollectible receivables relating to tenants in bankruptcy and tenants that are having financial difficulties. Included in other property revenues are approximately $61.1 million of lease termination fees representing an increase of approximately $45.2 million from the prior period. These fees relate to specific tenants, each of whom has paid a fee to terminate its lease obligations before the end of the contractual term of the lease. Although there is no way of predicting the precise timing or amounts of future lease termination fees, we currently anticipate that lease termination fees will be significantly lower in 2003. Approximately $14.2 million of the lease termination fees recognized in the third quarter relate to a lease termination at Parkside Towers from a single tenant that leased the entire Property. An additional $31.8 million relating to the lease termination at Parkside Towers is anticipated to be recognized in the fourth quarter of 2002. The amount of bad debts written off in the Total Portfolio for the nine months ended September 30, 2002 was approximately $19.6 million as compared to $13.0 million for the prior period. Although we have substantial collateral from many of our tenants, additional write-offs may occur in subsequent periods.

      The decrease in property revenues in the Core Portfolio resulted primarily from a decrease in occupancy from 94.7% at January 1, 2001 to 90.5% at September 30, 2002, partially offset by a $25.1 million increase in lease termination fees. The weighted average occupancy of the Core Portfolio decreased primarily due to tenant rollover and early lease terminations at various properties where the space was not re-leased due to the current slowdown in economic activity.

  Interest/Dividend Income

      Interest/dividend income decreased for the Total Portfolio as a result of the write-off in 2001 of the investment in HQ Global Series A Convertible Cumulative Preferred Stock and a reduction in interest income on notes receivable. In addition, in September 2002, CT Convertible Trust I redeemed the non-convertible amount of its preferred securities at par including accrued dividends of approximately $20.1 million. Equity Office still has an approximate $29.2 million investment in the convertible portion of the preferred securities of CT Convertible Trust I.

  Interest Expense

      Total Portfolio interest expense increased from the prior period as a result of having a higher average outstanding debt balance as compared to the prior period, mainly as a result of the Spieker merger. This increase was partially offset by interest rate swap agreements which converted the fixed interest rate to a variable rate for a portion of the unsecured notes. The swap agreements were terminated on September 6, 2002. Total proceeds resulting from the termination of approximately $39.6 million will be amortized ratably over the remaining terms of the respective unsecured notes as a reduction to interest expense. The remaining terms range from 16 to 42 months. Core Portfolio interest expense decreased from the prior period as a result of the repayment of certain mortgage notes.

  Depreciation and Amortization

      Total Portfolio depreciation and amortization expense increased from the prior period primarily as a result of the Spieker merger and capital and tenant improvements made during the periods. Core Portfolio depreciation and amortization expense increased as a result of capital and tenant improvements made during the periods.

  Property Operating Expenses

      Total Portfolio property operating expenses increased mainly as a result of the Spieker merger in 2001. Core Portfolio property operating expenses increased primarily due to an increase of approximately $4.2 million for safety and security expense, increases in insurance expense of approximately $4.6 million due to higher premiums and an increase in real estate taxes of approximately $4.7 million partially offset by a decrease in utilities of approximately $5.2 million. Substantially all of the office leases require the tenant to pay, as additional rent, a portion of any increases in operating expenses over a base amount. We believe a substantial portion of any future increase in operating expenses will be offset by expense reimbursements from tenants, which are included in property revenues.

  Ground Rent

      Ground rent for the Total Portfolio increased from the prior period as a result of the Spieker merger. Several properties acquired in the Spieker merger are subject to ground leases.

  General and Administrative Expenses

      General and administrative expenses increased by approximately $23.9 million primarily due to an increase in professional and consulting fees of approximately $13.0 million and severance expense of approximately $7.3 million for two executive vice presidents and the former president and chief executive officer. The total severance consists of the vesting acceleration of share options, restricted shares and severance payments.

  Income Taxes

      A corporate subsidiary of ours had an indirect interest in the Foundry Square I joint venture and will incur income taxes as a result of this transaction of approximately $5.1 million. (See “Income from Investment in Unconsolidated Joint Ventures” below).

  Net Gain on Sales of Real Estate and Discontinued Operations

      Net gain on sales of real estate for the Total Portfolio decreased from the prior period as a result of a presentation change for sold properties. Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which became effective for financial statements issued for fiscal years beginning after December 15, 2001, requires the net income and gain/loss on sales of real estate for properties sold subsequent to December 31, 2001 to be reflected in the consolidated statements of operations as “discontinued operations”. Therefore, gains and losses from properties sold prior to 2002 are reflected as “net gain on sales of real estate” and gains and losses from properties sold in 2002 are reflected in “discontinued operations”. The increase in discontinued operations is primarily due to the gain on the sale of the properties sold in 2002.

  Income from Investment in Unconsolidated Joint Ventures

      Income from investment in unconsolidated joint ventures increased for the Total Portfolio primarily due to an increase in lease termination fees of approximately $45.2 million. Approximately $40 million of this amount was from the Foundry Square I project where a single tenant terminated their lease in March 2002. The development site is now classified as land available for development. Income from investment in unconsolidated joint ventures increased for the Core Portfolio primarily due to an increase in lease termination fees of approximately $5.1 million and a $6.8 million decrease in interest expense. Interest expense decreased primarily as a result of lower interest rates on variable rate mortgage notes during the current period.

Property Dispositions

      Equity Office has disposed or partially disposed of the following 41 office properties consisting of approximately 2.8 million square feet, 19 industrial properties consisting of approximately 4.1 million square feet and eight parking facilities since January 1, 2001:

Year	Office Properties	Industrial Properties(1)	Parking Facilities

2002	Park Place Shopping Center
Dominion Tower
One Park Square(3)
Santa Monica Gateway
Calais Office Center I and II(4)
Airport Service Center
Governor Executive Centre
Crossroads
Dubuque Business Center(5)
Carmel Valley Centre I & II(4)
Carmel View Office Plaza
Centerpark Plaza One(3)
Centerpark Plaza Two(6)
Pacific Point(5)
	Sorrento Tech I, II, III		St. Louis parking garages(2)
2001	Warner Park Center Transpotomac Plaza 5(4) 11 Canal Center Plaza Port Plaza 99 Canal Center Plaza Biltmore Apartments(7) 1600 Duke Street Bank of America Plaza	Nelson Business Center
Vasco Business Center
Marine Drive Distribution
  Center I, II and III
Kelley Point I & II
Wilsonville Business Center I-IV
158th Commerce Park
Columbia Commerce Park I and IV
Striker Avenue
Airway Business Center
360 Industrial Court
363 Industrial Way
		437 Industrial Way	Theatre District Parking 203 N. LaSalle Adams Wabash Rand Tower Garage

(1)	The industrial properties were all acquired in the Spieker merger.

(2)	Sold our remaining interest in these four garages.

(3)	Consists of four office properties.

(4)	Consists of two office properties.

(5)	Consists of three office properties.

(6)	Consists of five office properties.

(7)	Biltmore Apartments is a residential property which is part of the 177 Broad Street Office Property.

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

	For the three months ended			For the nine months ended
	September 30,			September 30,

	2002	2001		2002	2001

	Sold in	Sold in	Sold prior	Sold in	Sold in	Sold prior
(Dollars in thousands)	2002	2002	to 2002	2002	2002	to 2002

Property revenues	$3,629	$9,930	$10,575	$16,908	$20,730	$30,254
Interest income	—	2	10	—	5	25

Total revenues	3,629	9,932	10,585	16,908	20,735	30,279

Interest expense	1	72	537	(24)	219	1,595
Depreciation and amortization	546	1,629	1,042	2,683	3,495	3,915
Property operating expenses	1,019	2,986	2,633	5,225	7,175	8,585
Ground rent	—	29	—	43	87	—

Total expenses	1,566	4,716	4,212	7,927	10,976	14,095

Income before income taxes, income from investment in unconsolidated joint ventures and net gain on sales of real estate	2,063	5,216	6,373	8,981	9,759	16,184
Income taxes	—	—	—	(76)	(10)	(353)
Income from investment in unconsolidated joint ventures	—	—	475	—	—	1,218
Net gain on sales of real estate	6,382	—	14,854	8,872	—	14,854

Net income	$8,445	$5,216	$21,702	$17,777	$9,749	$31,903

Property revenues less property operating expenses before interest, depreciation and amortization and ground rent	$2,610	$6,944	$7,942	$11,683	$13,555	$21,669

Liquidity and Capital Resources

     Liquidity

      Net cash flow from operations represents the primary source of liquidity to fund distributions, debt service, capital improvements and non-revenue enhancing tenant improvements. We expect that our $1.0 billion line of credit will provide for funding of working capital and revenue enhancing tenant improvements, unanticipated cash needs as well as acquisitions and development costs. Our net cash flow from operations is dependent upon the occupancy level of our properties, the collectibility of rent from our tenants, the level of operating and other expenses, and other factors. Material changes in these factors may adversely affect our net cash flow from operations. Such changes, in turn, would adversely affect our ability to fund distributions, debt service, capital improvements and non-revenue enhancing tenant improvements. In addition, a material adverse change in our net cash flow from operations may affect the financial performance covenants under our line of credit and unsecured notes. If we fail to meet any of our financial performance covenants our line of credit may become unavailable to us, or the interest charged on the line of credit may increase. Either of these circumstances could adversely affect our ability to fund working capital and revenue enhancing tenant improvements, unanticipated cash needs, acquisitions and development costs. In order to qualify as a REIT for federal income tax purposes, we must distribute at least 90% of our REIT taxable income (excluding capital gains). Accordingly, we currently intend to continue to make regular quarterly distributions to holders of Common Shares and preferred shares. Subject to the foregoing, we have established quarterly distribution rates which, if annualized, would be as follows:

	Annualized Distribution
Security	Per Share

Common Shares	$2.00
Preferred Shares Series:
A	$2.245	(a)
B	$2.625
C	$2.15625
E	$1.96875
F	$2.00
G	$1.9375	(a)

(a)	In June, Equity Office called for the redemption of its 7,994,000 outstanding 8.98% Series A Cumulative Redeemable Preferred Shares. The redemption date was July 29, 2002. In addition, Equity Office issued 8,500,000 7.75% Series G Cumulative Redeemable Preferred Shares in an offering that closed July 29, 2002. Substantially all of the net proceeds from the issuance and sale of the Series G Preferred Shares totaling approximately $206.1 million were used to redeem the Series A Preferred Shares.

      Since our anticipated distributions will not allow us to retain sufficient cash to repay all of our debt as it comes due using only cash from operations, we will be required to repay maturing debt with proceeds from debt and/or equity offerings. There can be no assurance that such financing will be available on acceptable terms or at all.

     Contractual Obligations

      As of September 30, 2002, we were subject to the following contractual payment obligations:

	Payments Due by Period

Contractual Obligations:		Through
(Dollars in thousands)	Total	2002	2003	2004	2005	2006	Thereafter

Long-term debt:
Mortgage debt(1)	$2,639,212	$59,222	$210,569	$448,008	$583,883	$343,188	$994,342
Unsecured notes(2)	9,126,500	110,000	700,000	880,000	675,000	650,000	6,111,500
Line of credit	—	—	—	—	—	—	—
Share of mortgage debt of unconsolidated joint ventures	816,118	109,213	5,345	116,022	520,357	50,074	15,107
Operating leases (ground leases)	1,070,402	4,711	18,853	16,353	15,996	15,793	998,696

Total Contractual Obligations	$13,652,232	$283,146	$934,767	$1,460,383	$1,795,236	$1,059,055	$8,119,645

Weighted Average Interest Rates on Maturing Debt:

Mortgage debt	7.65%	7.88%	7.41%	7.18%	7.88%	7.15%	7.90%
Unsecured notes(2)	7.01%	5.37%	7.21%	5.42%	5.67%	7.52%	7.33%
Line of credit	—	—	—	—	—	—	—
Share of mortgage debt of unconsolidated joint ventures	6.26%	5.70%	—	2.94%	6.91%	7.67%	6.92%

Total Weighted Average Interest Rates	7.09%	5.96%	7.25%	5.76%	6.75%	7.40%	7.42%

(1)	Balance excludes net discount of $(12.4) million, net of accumulated amortization of approximately $(5.9) million.

(2)	Balance excludes net premium of $48.3 million, net of accumulated amortization of approximately $(10.7) million.

      In October 2002, Equity Office entered into $1.1 billion of forward-starting interest rate swaps to effectively fix the 10-year Treasury rate at approximately 3.7% for future note offerings anticipated to occur in 2003 and 2004. The forward-starting interest rate swaps were entered into at current market rates and, therefore, had no initial cost. The terms of the forward-starting interest rate swaps require Equity Office to pay a fixed-interest rate to the counterparties and to receive a variable rate from the counterparties. The swaps settle at six-month intervals beginning in 2003 and 2004. Equity Office anticipates settling the swap agreements prior to the anticipated issuance of additional unsecured notes. Upon settlement of the swaps, Equity Office may be obligated to pay the counterparties a settlement payment, or alternatively to receive settlement proceeds from the counterparties. Any monies paid or received will be amortized to interest expense over the term of the respective note offering.

     Commitments

      In accordance with the agreement governing the investment in Wright Runstad Associates Limited Partnership (“WRALP”), we agreed, for a period generally continuing until December 31, 2007, to make available to WRALP up to $20.0 million in additional financing or credit support for future development. As of September 30, 2002, no amounts have been funded pursuant to this agreement. However, we have guaranteed WRALP’s current line of credit, which has an outstanding balance of approximately $12.9 million as of September 30, 2002.

      We have agreed to loan amounts in connection with certain development projects as described in “Developments” subfootnote (b) later in this section.

     Debt Financing

      The table below summarizes our consolidated mortgage debt, unsecured notes and line of credit indebtedness at September 30, 2002 and December 31, 2001, including a net unamortized discount on mortgage debt of $(12.4) million and $(11.8) million, respectively, and a net unamortized premium on unsecured notes of $48.3 million and $17.5 million, respectively, recorded in connection with property acquisitions, mergers, issuance of unsecured notes and interest rate swap terminations.

	September 30,	December 31,
(Dollars in thousands)	2002	2001

Balance
Fixed rate	$11,765,617	$10,891,325
Variable rate(1)	36,000	1,097,300

Total	$11,801,617	$11,988,625

Percent of total debt:
Fixed rate	99.7%	90.8%
Variable rate(1)	0.3%	9.2%

Total	100.0%	100.0%

Effective interest rate at end of period:
Fixed rate	7.17%	7.37%
Variable rate(1)(2)	2.36%	3.31%

Effective interest rate	7.15%	7.00%

(1)	The variable rate debt as of December 31, 2001 includes $817 million of fixed rate unsecured notes that were converted to a variable rate based on various spreads over LIBOR through several interest rate swap agreements. During 2002, the interest rate swap agreements were terminated.

(2)	The variable rate debt bears interest based on various spreads over LIBOR.

     Mortgage Debt

      As of September 30, 2002, total mortgage debt (excluding our share of unconsolidated debt of approximately $816.1 million) consisted of approximately $2.6 billion of fixed rate debt with a weighted average interest rate of approximately 7.72% and $36.0 million of variable rate debt based on LIBOR plus 55 basis points (as of September 30, 2002 the variable rate was approximately 2.36%). See “Liquidity and Capital Resources-Contractual Obligations” for annual payment of obligations under our mortgage debt.

      The instruments encumbering the properties restrict transfer of the respective properties subject to the terms of the mortgage, prohibit additional liens, require payment of real estate taxes on the properties, maintenance of the properties in good condition, maintenance of insurance on the properties and a requirement to obtain lender consent to enter into material tenant leases.

     Line of Credit

      EOP Partnership has a $1.0 billion revolving credit facility that was obtained in May 2000. The line of credit bears interest at LIBOR plus 60 basis points and matures on June 19, 2003. There is also an annual facility fee of $2.0 million payable quarterly. In addition, a competitive bid option, whereby the lenders participating in the credit facility bid on the interest to be charged, is available for up to $350 million of the borrowings under the credit facility. We have guaranteed the outstanding obligation under the line of credit. At September 30, 2002, no amounts were outstanding under the revolving credit facility.

     Unsecured Notes

      Unsecured notes increased by $50 million from December 31, 2001 to September 30, 2002 as a result of the issuance of $500 million notes in February and the exchange of the $250 million MandatOry Par Put Remarketed SecuritiesSM and repayment of $200 million notes upon maturity. The table below summarizes EOP Partnership’s unsecured notes outstanding as of September 30, 2002:

	Coupon/	All-in	Face
Original Term (in years)	Stated Rate	Effective Rate(a)	Amount	Maturity Date

	(Dollars in thousands)
7	6.95%	5.37%	$110,000	12/15/02
5	6.38%	6.76%	300,000	2/15/03
3	7.38%	7.55%	400,000	11/15/03
5	6.50%	4.59%	300,000	1/15/04
9	6.90%	6.27%	100,000	1/15/04
5	6.80%	6.10%	200,000	5/01/04
6	6.50%	5.31%	250,000	6/15/04
7	7.24%	7.26%	30,000	9/01/04
8	6.88%	6.40%	125,000	2/01/05
7	6.63%	4.99%	400,000	2/15/05
7	8.00%	6.49%	100,000	7/19/05
8	7.36%	7.69%	50,000	9/1/05
6	8.38%	7.65%	500,000	3/15/06
9	7.44%	7.74%	50,000	9/1/06
10	7.13%	6.74%	100,000	12/1/06
9	7.00%	6.80%	1,500	2/02/07
9	6.88%	6.83%	25,000	4/30/07
9	6.76%	6.76%	300,000	6/15/07
10	7.41%	7.70%	50,000	9/01/07
7	7.75%	7.91%	600,000	11/15/07
10	6.75%	6.97%	150,000	1/15/08
10	6.75%	7.01%	300,000	2/15/08
8(b)	7.25%	7.64%	325,000	11/15/08
10	6.80%	6.94%	500,000	1/15/09
10	7.25%	7.14%	200,000	5/01/09
11	7.13%	6.97%	150,000	7/01/09
10	8.10%	8.22%	360,000	8/01/10
10	7.65%	7.20%	200,000	12/15/10
10	7.00%	6.83%	1,100,000	7/15/11
10	6.75%	7.02%	500,000	2/15/12
20	7.88%	8.08%	25,000	12/01/16
20	7.35%	8.08%	200,000	12/01/17
20	7.25%	7.54%	250,000	2/15/18
30	7.50%	8.24%	150,000	10/01/27
30	7.25%	7.31%	225,000	6/15/28
30	7.50%	7.55%	200,000	4/19/29
30	7.88%	7.94%	300,000	7/15/31

Weighted Average/ Subtotal	7.19%	7.01%	9,126,500

Net premium (net of accumulated amortization of approximately $(10,680))			48,282

Total			$9,174,782

(a)	Includes the cost of terminated interest rate protection and swap agreements, offering and transaction costs and premiums and discounts on certain unsecured notes.

(b)	The notes are exchangeable into Common Shares at an exchange rate of $34.00 per share. If the closing price at the time a holder exercises its exchange right is less than the exchange price of $34.00, the holder will receive, in lieu of Common Shares, cash in an amount equal to 97% of the product of the number of Common Shares into which the principal amount of notes subject to such exercise would otherwise be exchangeable and the current market price per Common Share.

      As of September 30, 2002, $2.1 billion of unsecured debt securities and related guarantees were available for issuance under a shelf registration statement.

     Restrictions and Covenants under Unsecured Indebtedness

      Agreements or instruments relating to the unsecured notes and the line of credit contain certain financial restrictions and requirements described below. As of September 30, 2002, we were in compliance with each of these financial restrictions and requirements.

      Set forth below are the financial restrictions and requirements to which we are subject under our line of credit agreement:

•	total liabilities to total asset value may not exceed 0.55:1 at any time;

•	earnings before interest, taxes, depreciation and amortization to interest expense may not be less than 2.00:1;

•	cash flow to fixed charges may not be less than 1.5:1;

•	secured debt to total asset value may not exceed 0.40:1;

•	unsecured debt to unencumbered asset value may not exceed 0.55:1;

•	unencumbered net operating income to unsecured debt service may not be less than 2.0:1;

•	consolidated tangible net worth may not be less than the sum of $7.8 billion and 70% of all net offering proceeds received by Equity Office or EOP Partnership after February 29, 2000;

•	we may not pay any distributions on Common Shares and Units in excess of 90% of annual FFO; and

•	our investments in unimproved assets, interest in taxable REIT subsidiaries, developments, unconsolidated joint ventures, mortgages and securities, in the aggregate, may not exceed 25% of our total asset value.

      Set forth below are the financial restrictions and requirements to which we are subject under our unsecured note indentures:

•	debt to adjusted total assets may not exceed 0.60:1;

•	secured debt to adjusted total assets may not exceed 0.40:1;

•	consolidated income available for debt service to annual debt service charge may not be less than 1.50:1; and

•	total unencumbered assets to unsecured debt may not be less than 1.50:1.

     Equity Securities

      A summary of the activity of our Common Shares and EOP Partnership’s Units (exclusive of Units owned by us) during the three months ended September 30, 2002 is as follows:

	Common Shares	Units	Total

Outstanding at June 30, 2002	419,035,954	51,173,304	470,209,258
Share options exercised	102,633	—	102,633
Common Shares repurchased/ retired(a)	(216,854)	—	(216,854)
Units redeemed for cash(b)	—	(677,216)	(677,216)
Restricted shares issued/ cancelled, net	(268,339)	—	(268,339)
Issued through dividend reinvestments	16,641	—	16,641

Outstanding at September 30, 2002	418,670,035	50,496,088	469,166,123

(a)	In July 2002, Equity Office announced a Common Share repurchase program allowing for the repurchase of up to $200 million of Common Shares over the next 12 months at the discretion of management. The Common Shares may be repurchased in the open market or privately negotiated transactions. During the third quarter 2002, 197,900 Common Shares were repurchased at an average price of $25.06 for approximately $5.0 million in the aggregate. As of October 28, 2002, 7,200,600 Common Shares were repurchased at an average price of $24.98 for approximately $179.9 million in the aggregate.

(b)	During the three months ended September 30, 2002, EOP Partnership redeemed 677,216 Units for cash at an average price of $28.52 for a total of approximately $19.3 million.

Cash Flows

      The following summary discussion of our cash flows is based on the consolidated statements of cash flows in “Item 1. — Financial Statements” and is not meant to be an all-inclusive discussion of the changes in our cash flows for the periods presented below.

     Nine Months Ended September 30, 2002

      Cash and cash equivalents increased by approximately $394.4 million to approximately $455.5 million at September 30, 2002, compared to $61.1 million at December 31, 2001. This increase was the net result of:

•	the receipt of approximately $1,048.7 million from operating activities;

•	approximately $122.6 million from investing activities, which consisted primarily of approximately $218.2 million from property dispositions and $159.2 million released from escrows;

•	less approximately $292.5 million used for capital and tenant improvements and lease acquisition costs and approximately $776.9 million used for financing activities.

      Subsequent to September 30, 2002, approximately $234.0 million was used to pay distributions on Common Shares and Units and approximately $174.9 million was used to repurchase Common Shares as part of the Common Share repurchase plan.

Additional Items

     Tenant and Other Receivables

      Tenant and other receivables decreased from approximately $120.4 million at December 31, 2001 to approximately $73.0 million at September 30, 2002 primarily due to the collection of receivables from tenants during 2002 relating to reimbursable expenses. In the fourth quarter 2001, receivables from tenants for reimbursable expenses were increased based on an analysis of actual reimbursable expenses compared to the amount billed to the tenants during 2001.

     Deferred Rent Receivables

      Certain leases provide for tenant occupancy during periods for which no rent is due or where minimum rent payments increase during the term of the lease. We record rental income for the full term of each lease on a straight-line basis. Accordingly, a receivable is recorded from tenants for the current difference between the straight-line rent and the rent that is actually due from the tenant. This receivable amount is included in the consolidated balance sheets as “deferred rent receivable”. The deferred rent receivable increased approximately $49.7 million to $319.5 million at September 30, 2002, from $269.8 million at December 31, 2001. The increase was due to a net increase in the difference between the straight-line rent and the rent that is actually due from tenants primarily from the acquisition of the Properties acquired in the Spieker merger on July 2, 2001 and certain development properties that were placed in service.

     Escrow Deposits and Restricted Cash

      Escrow deposits primarily consist of amounts held by lenders to provide for future real estate tax expenditures and tenant improvements, earnest money deposits on acquisitions and net proceeds from tax-deferred dispositions. Restricted cash represents amounts committed for various utility deposits and security deposits. Certain of these amounts may be reduced upon the fulfillment of certain obligations. The escrow deposits and restricted cash decreased approximately $159.2 million to $37.1 million at September 30, 2002, from $196.3 million at December 31, 2001. The decrease was primarily due to the disbursement of approximately $162.0 million of proceeds from the sale of certain parking facilities in 2001 that were deposited into a tax-deferred escrow account.

Market Risk

      Since December 31, 2001 there were no material changes in the information regarding market risk that was provided in the Form 10-K for the year ended December 31, 2001, except as noted below.

Quantitative Information About Market Risk

     Interest Rate Risk — Debt

      As of September 30, 2002, total outstanding debt was approximately $11,801.6 million, of which $36.0 million, or less than 1% is variable rate debt. Since December 31, 2001, the fair value of our debt has increased approximately $900 million primarily due to the general decrease in market interest rates on secured and unsecured debt. A hypothetical increase or decrease in interest rates of 10% would change the fair value of our debt by approximately $200 million.

      Interest risk amounts were determined by considering the impact of hypothetical interest rates on our debt. This analysis does not reflect the impact that a changing interest rate environment could have on the overall level of economic activity. Further, in the event of a changing interest rate environment, management would likely take actions to further mitigate its exposure to the change. However, due to the uncertainty of the specific actions that would be taken and their possible effects, this analysis assumes no change in our financial structure.

     Interest Rate Risk — Derivatives

      In September 2002, EOP Partnership terminated several interest rate swap agreements that effectively converted $1.2 billion of fixed rate debt to a variable rate. Total proceeds resulting from the termination of approximately $39.6 million will be amortized ratably over the remaining term of the respective unsecured notes as a reduction to interest expense. The remaining terms range from 16 to 42 months.

      In October 2002, Equity Office entered into $1.1 billion of forward-starting interest rate swaps to effectively fix the 10-year Treasury rate at approximately 3.7% for future note offerings anticipated to occur in 2003 and 2004. The forward-starting interest rate swaps were entered into at current market rates and, therefore, had no initial cost. The terms of the forward-starting interest rate swaps require Equity Office to pay a fixed-interest rate to the counterparties and to receive a variable rate from the counterparties. The swaps settle at six-month intervals beginning in 2003 and 2004. Equity Office anticipates settling the swap agreements prior to the anticipated issuance of additional unsecured notes. Upon settlement of the swaps, Equity Office may be obligated to pay the counterparties a settlement payment, or alternatively to receive settlement proceeds from the counterparties. Any monies paid or received will be amortized to interest expense over the term of the respective note offering.

Capital Improvements, Tenant Improvements and Leasing Commissions

     Capital Improvements

      Significant renovations and improvements which improve or extend the useful life of our Properties are capitalized. We categorize these capital expenditures as follows:

•	Capital Improvements — improvements that enhance the value of the property such as lobby renovations, roof replacement, significant renovations for Americans with Disabilities Act compliance, chiller replacement and elevator upgrades.

•	Development and Redevelopment Costs — include costs associated with the development or redevelopment of a property including tenant improvements, leasing commissions, capitalized interest and operating costs incurred during completion of the property and incurred while the property is made ready for its intended use.

      The table below details the costs incurred for each type of improvement.

	For the three months ended		For the nine months ended
	September 30, 2002		September 30, 2002

		Unconsolidated		Unconsolidated
	Consolidated	Properties (Equity	Consolidated	Properties (Equity
(Dollars in thousands)	Properties	Office’s share)	Properties	Office’s share)

Capital Improvements
Capital improvements	$11,418	$1,729	$26,395	$2,372
Development costs	30,668	36,438	85,929	101,891
Redevelopment costs(a)	8,198	—	26,688	—

Total capital improvements	$50,284	$38,167	$139,012	$104,263

(a)	Properties included in redevelopment costs are Tabor Center, Polk and Taylor Buildings, Worldwide Plaza and 500-600 City Parkway.

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

	For the three months ended		For the nine months ended
	September 30, 2002		September 30, 2002

		Total Cost per		Total Cost per
	Total	Square Foot	Total	Square Foot
(Dollars in thousands except per square foot amounts)	Costs	Leased	Costs	Leased

Consolidated Properties:

Office Properties:
Revenue enhancing	$15,299	$23.52	$37,339	$23.25

Non-revenue enhancing:
Renewals	$16,189	$7.17	$46,402	$6.86
Retenanted	42,206	19.48	91,381	16.74

Total/Weighted Average Non-revenue enhancing	$58,395	$13.20	$137,783	$11.27

Industrial Properties:
Revenue enhancing	$159	$8.54	$159	$8.54

Non-revenue enhancing:
Renewals	$845	$4.06	$1,116	$1.29
Retenanted	68	0.66	308	1.85

Total/Weighted Average Non-revenue enhancing	$913	$2.94	$1,424	$1.38

Unconsolidated Properties(a):

Revenue enhancing	$857	$32.16	$1,488	$21.97

Non-revenue enhancing:
Renewals	$754	$15.77	$1,677	$6.82
Retenanted	839	11.92	1,869	10.48

Total/Weighted Average Non-revenue enhancing	$1,593	$13.48	$3,546	$8.36

(a)	Represents Equity Office’s share of unconsolidated joint venture leasing costs. All joint ventures are Office Properties.

      The above information includes actual capital improvements incurred and tenant improvements and leasing commissions for leases which commenced during the periods shown. The amounts included in the consolidated statements of cash flows represent the cash expenditures made during the nine months ended September 30, 2002. The differences between these amounts represent timing differences between the lease commencement dates and the actual cash expenditures as well as expenditures for corporate furniture, fixtures and equipment, software, leasehold improvements and other. The reconciliation between the amounts above for the consolidated properties and the amounts disclosed in the consolidated statements of cash flows is as follows:

For the nine months ended
(Dollars in thousands)	September 30, 2002

Total capital improvements, tenant improvements and leasing commissions	$315,717
Timing differences	(27,074)
Expenditures for corporate furniture, fixtures and equipment, software, leasehold improvements and other	3,844

Total capital improvements, tenant improvements and leasing commissions on the consolidated statements of cash flows	$292,487

Developments

      We currently own directly and through joint ventures several properties in various stages of development or pre-development. These developments are funded with proceeds from working capital and the line of credit. Specifically identifiable direct acquisition, development and construction costs are capitalized, including, where applicable, salaries and related costs, real estate taxes and interest essential to the development of a property. The properties under development and all figures stated below are as of September 30, 2002.

Consolidated Developments:

					Equity Office’s
	Estimated							Total
	Placed in		Number		Effective		Total	Project	Current
	Service		of	Square	Ownership	Costs	Estimated	Estimated	Percentage
Wholly-Owned	Date(a)	Location	Buildings	Feet	Percentage(a)	Incurred(a)	Costs(a)	Costs(a)	Leased

					(Dollars in thousands)
Towers @ Shores Center	4Q/2001	Redwood Shores, CA	2	334,800	100%	$107,620	$116,500	$116,500	33%
Kruse Woods V	3Q/2003	Lake Oswego, OR	1	184,000	100%	7,669	33,900	33,900	0%
Douglas Corporate Center II	3Q/2003	Roseville, CA	1	108,000	100%	1,717	16,800	16,800	0%

			4	626,800		117,006	167,200	167,200	18%

Joint Venture

Water’s Edge Phase I	3Q/2002	Los Angeles, CA	2	240,000	87.5%	52,881	74,300	76,500	0%

Unconsolidated Developments:

Wilson/Equity Office
Developments(b)

San Rafael Corporate Center	4Q/2001	San Rafael, CA	2	157,700	80%		39,555	48,100	60,100	16%
Foundry Square II and IV(c)	3Q/2002 - 1Q/2003	San Francisco, CA	2	734,800	(c	)	124,403	150,600	259,500	38%
Ferry Building(d)	3Q/2002	San Francisco, CA	1	242,000	(d	)	52,444	66,700	107,100	0%
Concar(e)	4Q/2002	San Mateo, CA	2	207,000	80%		36,818	55,200	68,500	99%

			7	1,341,500			253,220	320,600	495,200	38%

	Grand Total/ Weighted Average		13	2,208,300			$423,107	$562,100	$738,900	28%

Balance Sheet Reconciliation of Developments:

Consolidated developments — costs incurred as reflected above:
Wholly-owned	$117,006
Joint venture	52,881
Minority interests portion of consolidated development	2,096

Total developments in process on the consolidated balance sheet	$171,983

(a)	The Estimated Placed in Service Date represents the date the certificate of occupancy was or is currently anticipated to be obtained. Subsequent to obtaining the certificate of occupancy, the property is expected to undergo a lease-up period.

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

(b)	Equity Office and WI entered into a joint venture agreement to form W/EO for the purpose of developing, constructing, leasing and managing developments in northern California. W/EO is owned 49.9% by Equity Office and 50.1% by WI. William Wilson III, a trustee of Equity Office, through his ownership of WI, owns approximately 22% of W/EO (and approximately 30% of any promote to which WI is entitled under the joint venture agreement). Equity Office has agreed to loan up to $25 million to WI for its required contribution to W/EO at a 15% interest rate per annum. As of September 30, 2002, no amounts were outstanding on the loan and the remaining commitment amount was $13 million. As a result of the recently enacted Sarbanes-Oxley Act of 2002, it is possible (depending on the scope of the regulations to be adopted by the SEC) that Equity Office could be prohibited from lending further amounts to WI under this arrangement or from modifying or renewing this arrangement.

Equity Office has created joint ventures with W/EO and, in certain cases, unaffiliated parties for the development of various office properties. The costs for these developments are expected to be funded by Equity Office and W/EO in a 60%/40% ratio and in some cases by third parties as described within each development’s operating agreement. Equity Office has agreed to provide first mortgage financing to the ownership entities of each of these developments (subject, in the case of Concar, to final agreed documentation) at the greater of 6.5% or LIBOR plus 3.25%, generally maturing 36 months after initial funding or earlier at the option of Equity Office in the event alternative financing sources are available on terms reasonably acceptable to WI and any unaffiliated party. The aggregate amount of any such financing would generally be capped at 70% of budgeted construction costs (76% in the case of Concar). At September 30, 2002, Equity Office had committed to make mortgage loans totaling approximately $317 million, of which approximately $199 million was outstanding. In accordance with the W/EO operating agreement, Equity Office is entitled, but not required, to purchase the W/EO interest in each development subsequent to project stabilization.

(c)	Foundry Square is a project with two sites currently under development, each of which has a separate joint venture structure. Equity Office’s Effective Ownership Percentages are approximately 70% and 40%, for Sites II and IV, respectively. Site I is currently held as land available for development and Site III is under option.

(d)	In 2001, a joint venture between Equity Office, W/EO, and other unaffiliated parties leased the Ferry Building from the City and County of San Francisco, through its Port Commission (the “Port”). Under this lease, the Port is paid a stated base rent. In addition, once the lessee has received from the project a cumulative preferred return of 8% (prior to stabilization) and 11% (after stabilization), then 50% of the proceeds from the operation and ownership of the project are paid to the Port as percentage rent.

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

      In addition to the developments described above, we own or have under option various land parcels available for development. These sites represent possible future development of up to approximately 12 million square feet of office space. The development of these sites will be impacted by the timing and likelihood of success of the entitlement process, both of which are uncertain. These sites include, among others : Russia Wharf, Boston, MA; Reston Town Center, Reston, VA; Prominence in Buckhead, Atlanta, GA; Perimeter Center, Atlanta, GA; Tabor Center, Denver, CO; Bridge Pointe, San Diego, CA; La Jolla Centre, San Diego, CA; Orange Center, Orange, CA; Waters Edge, Los Angeles, CA; Skyport Plaza, San Jose, CA; Foundry Square, San Francisco, CA; Larkspur Landing, Larkspur, CA; San Rafael Corporate Center, San Rafael, CA; Station Oaks, Walnut Creek, CA; Parkshore Plaza, Folsom, CA; Southport, Renton, WA; City Center Bellevue; Bellevue, WA; and 8th Street, Bellevue, WA.

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

      The following table reflects the calculation of FFO for the three and nine months ended September 30, 2002 and 2001, respectively:

	For the three months ended
	September 30,

(Dollars in thousands)	2002	2001

Income before income taxes, allocation to minority interests, income from investment in unconsolidated joint ventures, net gain on sales of real estate and discontinued operations	$186,123	$211,866
Add (deduct):
Income taxes	(155)	(1,286)
Income allocated to minority interests for partially owned properties	(2,736)	(2,006)
Income from investment in unconsolidated joint ventures	12,218	16,434
Depreciation and amortization (real estate related) (including Equity Office’s share of unconsolidated joint ventures)	179,692	163,479
Discontinued operations (excluding depreciation, amortization and net gain on sale)	2,609	6,845
Put option settlement	—	2,655
Preferred distributions	(15,451)	(18,250)

Funds from Operations	$362,300	$379,737

Cash flow provided by (used for):
Operating Activities	$406,488	$345,784
Investing Activities	$(22,408)	$(1,062,857)
Financing Activities	$(228,786)	$1,014,544
Ratio of earnings to combined fixed charges and preferred share distributions	1.9	1.8

	For the nine months ended
	September 30,

(Dollars in thousands)	2002	2001

Income before income taxes, allocation to minority interests, income from investment in unconsolidated joint ventures, net gain on sales of real estate, discontinued operations and cumulative effect of a change in accounting principle	$556,045	$482,636
Add (deduct):
Income taxes	(8,986)	(5,849)
Income allocated to minority interests for partially owned properties	(5,137)	(6,612)
Income from investment in unconsolidated joint ventures (excluding gain on sale of $429 for the nine months ended September 30, 2002)	91,714	49,724
Depreciation and amortization (real estate related) (including Equity Office’s share of unconsolidated joint ventures)	541,146	429,225
Discontinued operations (excluding depreciation, amortization and net gain on sale)	11,588	13,244
Put option settlement		2,655
Preferred distributions	(47,112)	(40,011)

Funds from Operations	$1,139,258	$925,012

Cash flow provided by (used for):
Operating Activities	$1,048,708	$802,236
Investing Activities	$122,572	$(1,238,886)
Financing Activities	$(776,867)	$760,944
Ratio of earnings to combined fixed charges and preferred share distributions	1.9	1.8

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

ITEM 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

      Our principal executive officer, Samuel Zell, and our principal financial officer, Marsha C. Williams, evaluated within 90 days prior to the filing of this Form 10-Q the effectiveness of the design and operation of our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. As a result of this evaluation, these executive officers have concluded that, as of such date, the design and operation of our disclosure controls and procedures were effective.

Changes in Internal Controls

      Since the date of the evaluation of our disclosure controls and procedures by Mr. Zell and Ms. Williams described above, there have been no significant changes in our internal controls or in other factors that could significantly affect our disclosure controls and procedures.

PART II. OTHER INFORMATION

ITEM 2. Changes in Securities and Use of Proceeds.

      On July 29, 2002, Equity Office redeemed its 7,994,000 outstanding 8.98% Series A Cumulative Redeemable Preferred Shares at an aggregate redemption price of approximately $201.9 million, including accrued distributions. In addition, Equity Office issued 8,500,000 7.75% Series G Cumulative Redeemable Preferred Shares in an offering that closed July 29, 2002. Substantially all of the net proceeds from the issuance and sale of the Series G Preferred Shares totaling approximately $206.1 million were used to redeem the Series A Preferred Shares.

      The Series G Preferred Shares rank equal to our other outstanding series of preferred shares and prior to our Common Shares as to distributions and amounts payable upon liquidation, dissolution or winding up. The liquidation preference of the Series G Preferred Shares is $25.00 per share, plus any accumulated but unpaid distributions. Except in certain circumstances relating to the preservation of our status as a REIT for federal income tax purposes, the Series G Preferred Shares are not redeemable prior to July 29, 2007. On or after July 29, 2007, we, at our option, may redeem the Series G Preferred Shares, in whole or in part, at a redemption price of $25.00 per share, plus any accumulated but unpaid distributions. Whenever distributions on the Series G Preferred Shares are in arrears for six or more quarterly periods, the holders of the Series G Preferred Shares will be entitled, voting together with all other holders of preferred shares and other equity securities with like voting rights, to elect two additional trustees to our board of trustees. Holders of Series G Preferred Shares also have separate class voting rights with respect to the authorization or issuance of equity securities senior to the Series G Preferred Shares, the reclassification of equity securities into any such senior equity securities or the amendment or repeal of provisions of our declaration of trust so as to materially and adversely affect any right, preference or voting power of the Series G Preferred Shares.

ITEM 6. Exhibits and Reports on Form 8-K.

      (a) Exhibits

      The exhibits required by this item are set forth on the Exhibit Index attached hereto.

      (b) Reports on Form 8-K

      Four reports on Form 8-K were filed during the quarter ended September 30, 2002, as follows:

Date of
Event	Items Reported/Financial Statements Filed

July 29, 2002	Item 5, Other Events Item 7, Financial Statements and Exhibits
July 29, 2002	Item 5, Other Events
August 9, 2002	Item 9, Regulation FD Disclosure
August 14, 2002	Item 9, Regulation FD Disclosure

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EQUITY OFFICE PROPERTIES TRUST

Date: November 14, 2002

By:	/s/ SAMUEL ZELL

Samuel Zell
President and Chief Executive Officer

Date: November 14, 2002

By:	/s/ MARSHA C. WILLIAMS

Marsha C. Williams
Executive Vice President
and Chief Financial Officer

CERTIFICATIONS

I, Samuel Zell, certify that:

      1. I have reviewed this quarterly report on Form 10-Q of Equity Office Properties Trust;

      2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

      3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

      4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

      6. The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002	By: /s/ SAMUEL ZELL -------------------------------------------------------- Samuel Zell President and Chief Executive Officer

I, Marsha C. Williams, certify that:

      1. I have reviewed this quarterly report on Form 10-Q of Equity Office Properties Trust;

      2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

      3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

      4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

      6. The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002

By:	/s/ MARSHA C. WILLIAMS

Marsha C. Williams
Executive Vice President and
Chief Financial Officer

EXHIBIT INDEX

Exhibit
No.	Description	Page No.

4.1
Articles Supplementary Designating 7.75% Series G Cumulative Redeemable Preferred Shares of Beneficial Interest (incorporated by reference to Exhibit 12 to Equity Office’s Registration Statement on Form 8-A filed with the SEC on July 24, 2002.)

10.1†
Assumption and Amendment to Change in Control Agreement entered into effective as of May 22, 2002 by and between Equity Office Properties Management Corp., Equity Office, EOP Partnership and Richard D. Kincaid

10.2†
Assumption and Amendment to Change in Control Agreement entered into effective as of May 22, 2002 by and between Equity Office Properties Management Corp., Equity Office, EOP Partnership and Peter H. Adams

10.3†
Assumption and Amendment to Change in Control Agreement entered into effective as of May 22, 2002 by and between Equity Office Properties Management Corp., Equity Office, EOP Partnership and David A. Helfand

10.4†
Assumption and Amendment to Change in Control Agreement entered into effective as of May 22, 2002 by and between Equity Office Properties Management Corp., Equity Office, EOP Partnership and Stanley M. Stevens

12.1	Statement of Earnings to Combined Fixed Charges and Preferred Distributions

† Represents a management contract or compensatory plan, contract or arrangement.