Form 10-K
period 2002-12-31
EQUITY OFFICE PROPERTIES TRUST
filed 2003-03-31
CIK 1038339

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO

SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)

☒   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

or

☐   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number: 1-13115

EQUITY OFFICE PROPERTIES TRUST
(Exact name of registrant as specified in its charter)

Maryland	36-4151656
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
Two North Riverside Plaza, Suite 2100, Chicago, Illinois (Address of principal executive offices)	60606 (Zip Code)

(Registrant’s telephone number, including area code) (312) 466-3300

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Common Shares of Beneficial Interest, $.01 par value per share (“Common Shares”)	New York Stock Exchange
5.25% Series B Convertible, Cumulative Redeemable Preferred Shares	New York Stock Exchange
8.625% Series C Cumulative Redeemable Preferred Shares	New York Stock Exchange
7.875% Series E Cumulative Redeemable Preferred Shares	New York Stock Exchange
8.0% Series F Cumulative Redeemable Preferred Shares	New York Stock Exchange
7.75% Series G Cumulative Redeemable Preferred Shares	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

(None)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

    Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).  Yes ☒  No ☐

    The aggregate market value of the Common Shares held by non-affiliates of the registrant as of June 28, 2002 (the last business day of the registrant’s most recently completed second fiscal quarter) was $11,705,154,236 based on the reported closing sale price per Common Share on the New York Stock Exchange of $30.10.

    On March 13, 2003, 409,798,304 Common Shares were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the registrant’s proxy statement for the annual shareholders’ meeting to be held in 2003 are incorporated by reference into Part III. We expect to file our proxy statement by April 30, 2003.

EQUITY OFFICE PROPERTIES TRUST

PART I

FORWARD - LOOKING STATEMENTS

      Statements contained in this Form 10-K which are not historical fact may be forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”). Equity Office Properties Trust (“Equity Office”) intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 21E of the Exchange Act. Such statements (none of which is intended as a guarantee of performance) are subject to certain risks and uncertainties, which could cause actual results to differ materially from those projected or anticipated. A number of important factors could cause actual results to differ materially from those indicated by the forward-looking statements, including, but not limited to, the risks described in our current reports on Form 8-K filed with the Securities and Exchange Commission (the “SEC”) on February 12, 2002 and June 27, 2002, as the same may be supplemented from time to time. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date this Form 10-K is filed with the SEC. Among the factors about which Equity Office has made assumptions are the following:

•	changes in general economic conditions, including those affecting industries in which Equity Office’s principal tenants compete;

•	the extent of any white-collar job growth in markets in which we have a presence;

•	the extent, duration and strength of any economic recovery, including its effect on the demand for office space and the creation of new office development;

•	the domestic effect of any heightened geopolitical risks;

•	the extent of tenant bankruptcies, financial difficulties and defaults;

•	the amount of lease termination fees received, if any;

•	the availability of new competitive supply, which may become available by way of sublease rather than new construction;

•	the extent of future demand for high-rise and other office space in markets in which Equity Office has a presence;

•	Equity Office’s ability to complete and lease current and future development projects on schedule, on budget and in accordance with expectations;

•	Equity Office’s ability to maintain occupancy and to timely lease or re-lease space at current or anticipated rents;

•	future demand for Equity Office’s debt and equity securities;

•	Equity Office’s ability to refinance its debt at reasonable terms upon maturity;

•	Equity Office’s ability to achieve economies of scale over time and to realize anticipated cost savings from the implementation of its EOPlus initiatives;

•	Equity Office’s ability to attract and retain high quality personnel at a reasonable cost;

•	changes in interest rates;

•	changes in operating costs, including real estate taxes, utilities, insurance and security costs;

•	Equity Office’s ability to pay amounts due to its noteholders and preferred shareholders before any distribution to holders of Common Shares; and

•	Equity Office’s ability to obtain, at a reasonable cost, adequate insurance coverage for catastrophic events, such as earthquakes and terrorist acts.

Item 1.     Business.

EQUITY OFFICE

      As used herein, “Equity Office”, “we”, “us” and “our” refer to Equity Office Properties Trust, a Maryland real estate investment trust, together with its consolidated subsidiaries, including EOP Operating Limited Partnership, a Delaware limited partnership (“EOP Partnership”), and the predecessors thereof, except where the context otherwise requires. Equity Office was organized in 1996 and began operations in 1997. We own substantially all of our assets and conduct all of our operations through EOP Partnership, which, though its various subsidiaries, is principally engaged in owning, managing, leasing, acquiring and developing office properties. We are the sole general partner of, and owned, at December 31, 2002, an approximate 89.1% interest in, EOP Partnership. Equity Office has elected to be taxed as a real estate investment trust (“REIT”) for federal income tax purposes, and generally will not be subject to federal income tax if 100% of its taxable income is distributed and it complies with a number of organizational and operational requirements.

      At December 31, 2002, we had a portfolio of 734 office properties comprising approximately 125.7 million square feet of commercial office space in 20 states and the District of Columbia (the “Office Properties”), 77 industrial properties comprising approximately 6.0 million square feet (the “Industrial Properties” and, together with the Office Properties, the “Properties”) and approximately 1.5 million square feet of office properties under development.

      Our executive offices are located at Two North Riverside Plaza, Suite 2100, Chicago, Illinois 60606, and our telephone number is (312) 466-3300.

      Equity Office’s internet site is at http://www.equityoffice.com. Equity Office will provide to the public on its website, free of charge, its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) of the Exchange Act as soon as reasonably practicable after such material is electronically filed with, or furnished to, the SEC.

DEVELOPMENT OF OUR BUSINESS IN 2002

      During the year ended December 31, 2002, we completed the following key transactions:

•	disposed of 45 office properties, four parking facilities, two industrial properties and three land parcels in various transactions to unaffiliated parties for approximately $508.3 million. The sold office properties consisted of approximately 3,113,189 square feet, the industrial properties consisted of approximately 77,072 square feet, and the parking facilities consisted of approximately 7,464 parking spaces;

•	acquired two office buildings for approximately $92.3 million. The properties are located in Washington, D.C., and consist of approximately 327,550 square feet, of which approximately 260,372 square feet is office space;

•	placed two developments into service consisting of three buildings and approximately 330,646 square feet;

•	commenced two developments consisting of approximately 292,000 square feet;

•	exchanged our equity interest in a land parcel under option and operating business in exchange for Wilson/Equity Office’s equity interest in several developments and land parcels;

•	issued $500 million of unsecured notes due February 2012 at an all-in cost of 7.0% and exchanged approximately $260.0 million of these notes for the previously outstanding $250.0 million MandatOry Par Put Remarketed SecuritiesSM which were subject to mandatory redemption; repaid $310 million of unsecured notes upon maturity and repaid approximately $156.1 million of mortgage debt;

•	redeemed the 7,994,000 outstanding 8.98% Series A Cumulative Redeemable Preferred Shares at an aggregate redemption price of approximately $201.9 million, including accrued distributions;

•	issued 8,500,000 7.75% Series G Cumulative Redeemable Preferred Shares for approximately $206.1 million;

•	repurchased 7,901,900 Common Shares at an average price of $24.92 per share for a total of $196.9 million in the aggregate as part of a Common Share repurchase program for up to $400 million of our Common Shares;

•	redeemed 3,727,925 units of limited partnership interest of EOP Partnership (“Units”) for cash at an average price of $28.62 per Unit for a total of approximately $106.7 million;

•	recognized approximately $105.5 million from lease termination fees, including approximately $46.1 million and 5,000,000 common shares (which were initially valued at zero and subsequently sold and recognized in March 2003 for a gain on sale of securities of approximately $8.1 million) from one tenant. In addition, we recognized approximately $46.4 million from lease terminations at our unconsolidated joint ventures, including approximately $40 million from one tenant; and

•	received approximately $20.1 million from CT Convertible Trust I in connection with the redemption of its non-convertible preferred securities.

BUSINESS AND GROWTH STRATEGIES

      Our primary business objective is to achieve sustainable long-term growth in cash flow and portfolio value in order to maximize shareholder value. We intend to achieve this objective by owning and operating high-quality office buildings and providing a superior level of service to customers across the United States.

      Internal Growth

      We believe that our future internal growth will come from:

•	increasing occupancy by leasing up vacant space, retaining tenants, reducing the lease cycle time and improving customer service;

•	recycling of capital through selective disposition of certain assets and reinvestment in properties or other assets more consistent with our desire to focus on core assets in core markets;

•	our ability to achieve economies of scale over time, including anticipated cost savings from the implementation of our EOPlus initiatives; and

•	completion and lease-up of development properties.

      At December 31, 2002, approximately 12.7 million rentable square feet, or 10.1%, of our office space, was vacant. During the period from December 31, 2002 through December 31, 2007, there is approximately 71.6 million square feet, or 64.2%, of currently occupied office space scheduled to become vacant. As of December 31, 2002, the average annual total rent, including base rent and estimated expense reimbursements from tenants per occupied square foot for this space was $28.95 per square foot (see Item 2. Properties). The actual rental rates at which available space will be relet will depend on prevailing market factors at the time.

      At December 31, 2002, approximately 1.5 million square feet of projects were under development. Our policy is to prudently pursue projects where customer need is evident and market conditions warrant.

      In addition to our current development pipeline, we own various undeveloped land parcels on which approximately 12 million square feet of office space could be developed, assuming our receipt of necessary permits, licenses and approvals. Our policy is to develop land only when market conditions warrant. Although we may develop some properties ourselves, a portion of this activity may also be conducted with joint venture partners. If we develop a property with a joint venture partner, we may not have the same degree of control over the property as if we owned it ourselves. In addition, if we develop a property with a joint venture partner, we will be required to share a portion of the economic benefits from such property with our joint venture partner.

      EOPlus

      In 2001, we initiated a comprehensive analysis of our operating structure with the help of a management consulting firm and our employees. The goal of the analysis was to significantly reduce operating expenses, improve customer service, reduce lease cycle time, increase occupancy and retain tenants. The analysis resulted in a significant reengineering effort called EOPlus. As part of this effort, most of the activities that occurred at the property level will eventually be centralized into core regional offices with a view towards allowing property managers to spend more time building customer relationships. The centralization of each region’s operations is designed to permit us to manage our Properties with fewer people. By the end of 2003, we expect to have 16% fewer employees than at the end of 2001 as a result of staff reductions and attrition. We expect the related severance expenses to be immaterial. By consolidating our property management offices, we expect to make available between 130,000 square feet and 160,000 square feet of office space for leasing. We anticipate this new model will be fully implemented in all of our markets by the end of 2003. We have also created a central purchasing function to review and analyze our goods and services expenditures. The goal of the central purchasing function is to obtain preferred pricing, reduce the number of our vendors and reduce the number of invoices we process. Beginning in 2004, after the new model is fully implemented, we expect annual cost savings of $75 million to $100 million. Since a significant portion of these savings will be passed on to our tenants, we expect to benefit from an ability to offer our tenants a lower cost of occupancy than our competition.

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

ACQUISITION ACTIVITY

      Over the past five years, we have invested approximately $15.3 billion, calculated on a cost basis, in acquisitions of institutional quality office properties, industrial properties and parking facilities throughout the United States.

      Management considers various factors when evaluating potential property acquisitions. These factors include:

•	the attractiveness of the property to existing and potential tenants;

•	the likelihood and relative attractiveness of competitive supply;

•	the anticipated demand for space in the local market;

•	the creditworthiness and diversity of risk in the current tenants occupying the property;

•	the ability to acquire the asset at an attractive going-in yield, as well as the potential to increase operating income over time by renewing leases for increasing rents;

•	the physical condition of the property, including the extent of funds required for its maintenance and for physical upgrades needed in order to establish or sustain its market competitiveness;

•	the ability to operate the property with a competitive cost structure; and

•	the property’s location in one of our target markets.

      In determining whether to enter into a new development, the foregoing factors are considered as well as the additional risks of development, including the following:

•	the extent of lease-up risk in the context of the demand/supply characteristics of the local market;

•	the ability to minimize construction risks; and

•	the quality of local development partners, if relevant.

DISPOSITION ACTIVITY

      Over the past five years, we have disposed of approximately $2.4 billion, calculated based on the sales price, of office properties, industrial properties and parking facilities throughout the United States. Management considers various factors when evaluating potential property dispositions. These factors include but are not limited to:

•	our ability to recycle capital into markets consistent with our long-term strategy;

•	exiting markets that are not core markets;

•	whether the property is strategically located;

•	tenant composition and lease rollover for the asset;

•	general economic conditions, including job growth in the local market;

•	the general quality of the asset; and

•	the long-term outlook for the market for which the asset is located.

FINANCING POLICIES

      We conduct substantially all of our investment and debt-financing activities through EOP Partnership. To date, we have financed our investments through a combination of equity, which may be issued by either EOP Partnership or us, as well as secured and unsecured debt (which would be issued by EOP Partnership but in many cases guaranteed by us). The terms of EOP Partnership’s line of credit and unsecured notes contain various financial covenants which require satisfaction of certain total debt-to-asset ratios, secured debt-to-total-asset ratios, debt service coverage ratios, and unsecured debt-to-unencumbered-asset ratios, as well as other limitations. In addition, EOP Partnership has obtained investment grade credit ratings on its unsecured debt from each of Standard & Poors, Fitch and Moodys rating agencies. A primary objective of our financing policy is to manage our financial position to allow us to raise capital at competitive rates. As of December 31, 2002, approximately 97.9% of our outstanding debt had a fixed interest rate which limits the risk of fluctuating interest rates. In addition, we utilize certain derivative financial instruments at times to limit interest rate risk. Derivatives are used for hedging purposes rather than speculation.

      To the extent that our Board of Trustees decides to obtain additional capital, we may elect to issue equity securities, cause EOP Partnership to issue additional Units or debt securities, retain our earnings (subject to the provisions of the Internal Revenue Code requiring distributions of taxable income to maintain REIT status), or dispose of some of our properties or utilize a combination of these methods. Under the terms of EOP Partnership’s partnership agreement, the proceeds of all equity capital raised by Equity Office are contributed to EOP Partnership in exchange for additional interests in EOP Partnership.

INDUSTRY SEGMENTS

      Our primary business is the ownership and operation of office properties. Our long-term tenants are in a variety of businesses, and no single tenant is significant to our business. Information related to this segment for the years ended December 31, 2002, 2001 and 2000 is set forth in Item 8. Financial Statements and Supplementary Data — Note 20 — Segment Information.

COMPETITION

      The leasing of real estate is highly competitive. We compete for tenants in our markets primarily on the basis of property location, rent charged, services provided and the design and condition of improvements. We also experience competition when attempting to acquire or divest ownership of desirable real estate, building sites or redevelopment opportunities, including competition from domestic and foreign financial institutions, other REITs, life insurance companies, pension trusts, trust funds, partnerships and individual investors.

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

EMPLOYEES

      As of December 31, 2002, we had approximately 2,500 employees providing in-house expertise in leasing, property management, investments and dispositions, finance, tax, property development, marketing, accounting, information systems and law.

      Our nine executive officers have an average tenure of nine years with us or our affiliates or predecessors and an average of 19 years experience in the real estate industry.

EXECUTIVE AND SENIOR OFFICERS OF EQUITY OFFICE

      As of March 14, 2003, the following executive and senior officers of Equity Office held the offices indicated:

Name	Age	Office Held

Samuel Zell	61	Interim Chief Executive Officer
Richard D. Kincaid	41	President (and Chief Executive Officer as of April 1, 2003)
Peter H. Adams	56	Executive Vice President — Strategic Planning and Operations
David A. Helfand	38	Executive Vice President and Chief Investment Officer
Lawrence J. Krema	42	Executive Vice President — Human Resources and Communications
Christopher P. Mundy	41	Executive Vice President — Strategic Planning and Operations
Stanley M. Stevens	54	Executive Vice President, Chief Legal Counsel and Secretary
Marsha C. Williams	51	Executive Vice President and Chief Financial Officer
Robert J. Winter, Jr.	57	Executive Vice President — Development and Portfolio Management
Thomas Q. Bakke	48	Senior Vice President — New York/ Washington D.C. Region
Stephen M. Briggs	44	Senior Vice President — Chief Accounting Officer
M. Patrick Callahan	41	Senior Vice President — Seattle Region
Robert E. Dezzutti	42	Senior Vice President — Los Angeles Region
Maureen O. Fear	46	Senior Vice President and Treasurer
Debra L. Ferruzzi	42	Senior Vice President and Executive Advisor
Frank Frankini	48	Senior Vice President — Development and Energy Operations

Name	Age	Office Held

Mark P. Geisreiter	41	Senior Vice President — San Francisco Region
Matthew T. Gworek	42	Senior Vice President — Investments
Donald J. Huffner, Jr.	45	Senior Vice President — Atlanta Region
Peter D. Johnston	46	Senior Vice President — Houston Region
Kim J. Koehn	47	Senior Vice President — Denver Region
Diane M. Morefield	44	Senior Vice President — Investor Relations
Scott T. Morey	38	Senior Vice President — Chief Information Officer
John W. Peterson	39	Senior Vice President — San Jose Region
Arvid A. Povilaitis	42	Senior Vice President — Chicago Region
Ross G. Satterwhite	43	Senior Vice President — Investments
John C. Schneider	44	Senior Vice President — Legal and Associate General Counsel for Property Operations
Mark E. Scully	44	Senior Vice President — National Leasing
Maryann Gilligan Suydam	53	Senior Vice President — Boston Region

      Set forth below is biographical information for each of the executive officers:

      Samuel Zell has been a trustee and Chairman of the Board of Equity Office since October 1996 and has been interim Chief Executive Officer of Equity Office since April 2002. He also has been chairman of Equity Group Investments, L.L.C., an owner and financier of real estate and corporate investments, since January 1999 and chief executive officer of Danielson Holding Corporation, an insurance holding company, since July 2002. Additionally, Mr. Zell currently serves as a director and chairman of the board of a number of public companies and also has held the following executive positions:

•	Interim President of Equity Office from April 2002 until November 2002; and

•	Chairman of Equity Group Investments, Inc., a related entity of Equity Group Investments, L.L.C., for more than five years until December 1998.

      Richard D. Kincaid has been a trustee and President of Equity Office since November 2002 and will become Chief Executive Officer of Equity Office effective April 1, 2003. Mr. Kincaid also has held the following positions:

•	Executive Vice President of Equity Office from March 1997 until November 2002;

•	Chief Operating Officer of Equity Office from September 2001 until November 2002;

•	Chief Financial Officer of Equity Office from March 1997 until August 2002;

•	Senior Vice President of Equity Office from October 1996 until March 1997;

•	Senior Vice President and Chief Financial Officer of Equity Office Holdings, L.L.C., a predecessor of Equity Office, from July 1995 until October 1997;

•	Senior Vice President of Equity Group Investments, Inc. from February 1995 until July 1995;

•	Senior Vice President of the Yarmouth Group, a real estate investment company in New York, New York, from August 1994 until February 1995;

•	Senior Vice President — Finance of Equity Group Investments, Inc. from December 1993 until July 1994; and

•	Vice President — Finance of Equity Group Investments, Inc. from August 1990 until December 1993.

      Peter H. Adams has been Executive Vice President — Strategic Planning and Operations of Equity Office since September 2001. Mr. Adams also has held the following positions:

•	Senior Vice President — Strategic Planning and Operations of Equity Office from May 2000 until September 2001;

•	Senior Vice President — Pacific Region of Equity Office from March 1998 until May 2000;

•	Regional Vice President — Pacific of Equity Office from July 1997 until March 1998;

•	Vice President/ Regional Manager of Equity Office Holdings, L.L.C. from March 1997 until October 1997;

•	Vice President/ Regional Manager of Equity Office Properties, L.L.C., a predecessor of Equity Office, from July 1995 until October 1997; and

•	Vice President/ Group Manager of Equity Office Properties, Inc., a provider of real estate property management services and a former subsidiary of Equity Group Investments, Inc., from July 1994 until January 1998.

      David A. Helfand has been Executive Vice President and Chief Investment Officer of Equity Office since September 2001. Mr. Helfand also has held the following positions:

•	Executive Vice President — Business Development of Equity Office from February 2000 until September 2001;

•	Senior Vice President — New Business Development of Equity Office from July 1998 until February 2000; and

•	Managing Director of Equity International Properties, Ltd., a real estate investment company, from December 1997 until July 1998.

      Lawrence J. Krema has been Executive Vice President — Human Resources and Communications of Equity Office since November 2002. Mr. Krema also has held the following positions:

•	Senior Vice President — Human Resources of Equity Office from March 2001 until November 2002 and

•	Vice President of NEC Technologies, Inc., a leading supplier of presentation systems, computing and other empowering technologies for the North American market, from April 1995 until October 2000 (in this capacity, Mr. Krema managed the human resources division of the company in North America and was responsible for corporate services, which included real estate, travel and office services).

      Christopher P. Mundy has been Executive Vice President — Strategic Planning and Operations of Equity Office since September 2001. Mr. Mundy also has held the following positions:

•	Senior Vice President — Strategic Planning and Operations of Equity Office from May 2000 until September 2001;

•	Senior Vice President — Northeast Region of Equity Office from March 1998 until May 2000;

•	Regional Vice President — Northeast of Equity Office from July 1997 until March 1998;

•	Vice President/ Regional Manager of Equity Office Holdings, L.L.C. from March 1997 until October 1997;

•	Vice President/ Regional Leasing Director of Equity Office Properties, L.L.C. from July 1995 until October 1997; and

•	Vice President/ Regional Leasing Director of Equity Office Properties, Inc. from September 1993 until January 1998.

      Stanley M. Stevens has been Executive Vice President of Equity Office since September 1996 and Chief Legal Counsel and Secretary of Equity Office since October 1996. Mr. Stevens also has held the following position:

•	Executive Vice President and General Counsel of Equity Office Holdings, L.L.C. from September 1996 until October 1997.

      Marsha C. Williams has been Executive Vice President and Chief Financial Officer of Equity Office since August 2002. Ms. Williams also has held the following positions:

•	Chief Administrative Officer of Crate and Barrel, a national Chicago-based leading retailer of contemporary home furnishings and accessories (Crate and Barrel is the trade name of Euromarket Designs Inc., which is an indirect majority owned subsidiary of Otto Versand Gmbh & Co., a German mail-order company), from May 1998 until August 2002 (in this capacity, Ms. Williams participated in the planning and execution of Crate and Barrel’s growth strategy and managed its finance, accounting, information technology, warehousing, distribution and logistics, loss prevention, strategic planning, direct marketing operations and purchasing departments); and

•	Vice President of Amoco Corporation, a worldwide energy and chemical company, from December 1997 until April 1998 and Treasurer of Amoco Corporation from October 1993 until April 1998, as well as other capacities and positions from May 1989 until October 1993.

      Robert J. Winter, Jr. has been Executive Vice President — Development and Portfolio Management of Equity Office since November 2002. Mr. Winter also has held the following positions:

•	Senior Vice President — Development of Equity Office from June 2002 until November 2002;

•	Senior Vice President — Development Investments of Equity Office from July 2001 until June 2002;

•	President and Chief Executive Officer of Amli Commercial Properties Trust, a private real estate investment trust with office and industrial properties in the suburban Chicago market, from August 1998 until July 2001 (in this capacity, Mr. Winter was responsible for all aspects of the company’s business, including the development, management and ownership of its properties); and

•	President and Chief Executive Officer of Amli Commercial Properties, LLC, a limited liability company and predecessor of Amli Commercial Properties Trust, from November 1996 until July 1998 (in this capacity, along with developing the business, Mr. Winter was responsible for forming Amli Commercial Properties Trust, the future growth vehicle for the business).

Item 2.     Properties.

      All capitalized terms used herein and not otherwise defined shall have the meaning given in the financial statements and notes thereto set forth in Item 8. For information regarding encumbrances on our properties, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Debt Financing — Mortgage Debt” and “Item 15. Exhibits, Financial Statements, Schedules and Reports on Form 8-K — Schedule III — Real Estate and Accumulated Depreciation as of December 31, 2002”. All of our consolidated properties are held in fee simple interest, except for approximately 80 properties in which we have leasehold interests and do not own the land or a portion thereof and one property in which we are the mortgage holder.

General

      We are the largest publicly-held owner and operator of office properties in the United States based upon equity market capitalization and square footage. At December 31, 2002, we had a portfolio of 734 Office Properties comprising approximately 125.7 million square feet of commercial office space in 20 states and the District of Columbia, 77 Industrial Properties comprising approximately 6.0 million square feet and approximately 1.5 million square feet of office properties under development. Approximately 41.1% of the total square feet of our office properties is located in central business districts (“CBDs”) and approximately 58.9%

is located in suburban markets. At December 31, 2002, our Office Properties were approximately 88.6% occupied on a weighted average basis. No single tenant accounts for more than 1.6% of the aggregate annualized rent or 1.9% of the aggregate occupied square feet.

      For segment reporting purposes, the Office Properties are included in the “Office Properties” segment and the Industrial Properties are included in the “Corporate and Other” segment.

      All property data presented below are as of December 31, 2002.

Property Statistics

Office Properties

      The following table sets forth certain data relating to our Office Properties, including those we own in joint ventures with other partners.

					Annualized
					Rent, including		Average Annual
					Base Rent		Total Rent,
			Percent of		and Tenant	Percent of	including Base
			Office		Reimbursements,	Office	Rent and Tenant
			Portfolio		for Occupied	Portfolio	Reimbursements,
	Number of	Rentable	Rentable	Percent	Square Feet	Annualized	Per Occupied
Primary Market	Buildings	Square Feet	Square Feet	Occupied	(in thousands)(a)	Rent	Square Foot(a)

San Francisco	95	10,642,718	8.5%	76.6%	$363,532	10.7%	$44.57
San Jose	128	8,577,382	6.8%	86.6%	306,026	9.0%	41.18
Boston	55	13,017,977	10.4%	91.4%	460,009	13.5%	38.67
Seattle	57	10,071,078	8.0%	91.4%	261,410	7.7%	28.40
New York	6	4,986,407	4.0%	98.9%	245,887	7.2%	49.86
Chicago	30	11,190,188	8.9%	91.7%	286,164	8.4%	27.88
Los Angeles	48	7,130,081	5.7%	92.7%	194,512	5.7%	29.42
Washington, D.C.	25	6,041,210	4.8%	89.1%	178,072	5.2%	33.10
Atlanta	44	7,783,233	6.2%	85.6%	162,561	4.8%	24.41
Orange County	38	6,227,769	5.0%	88.6%	137,474	4.0%	24.91
All others	208	40,057,356	31.9%	88.3%	808,426	23.7%	22.85

Total/ Weighted Average	734	125,725,399	100.0%	88.6%	$3,404,073	100.0%	$30.55

Industrial Properties

      The following table sets forth certain data relating to our Industrial Properties.

					Annualized
					Rent, including		Average Annual
					Base Rent		Total Rent,
			Percent of		and Tenant	Percent of	including Base
			Industrial		Reimbursements,	Industrial	Rent and Tenant
			Portfolio		for Occupied	Portfolio	Reimbursements,
	Number of	Rentable	Rentable	Percent	Square Feet	Annualized	Per Occupied
Primary Market	Buildings	Square Feet	Square Feet	Occupied	(in thousands)(a)	Rent	Square Foot(a)

Los Angeles	1	130,600	2.2%	100.0%	$470	0.9%	$3.60
Oakland-East Bay	48	3,981,486	66.7%	91.2%	28,326	56.5%	7.80
San Jose	28	1,855,673	31.1%	84.5%	21,299	42.5%	13.58

Total/ Weighted Average	77	5,967,759	100.0%	89.3%	$50,095	100.0%	$9.40

Lease Distribution

      The following table sets forth information relating to the distribution of the Office Property leases, based on occupied square feet.

			Annualized		Average Annual
			Rent, including		Total Rent,
			Base Rent		including Base
		Percent of	and Tenant	Percent of	Rent and
		Office	Reimbursements,	Office	Tenant
	Total Occupied	Portfolio	for Occupied	Portfolio	Reimbursements,
	Square	Occupied	Square Feet	Annualized	Per Occupied
Square Feet	Feet(b)	Square Feet	(in thousands)(a)	Rent	Square Foot(a)

2,500 or less	4,944,536	4.5%	$141,333	4.2%	$28.58
2,501 – 5,000	7,706,519	7.0%	223,635	6.6%	29.02
5,001 – 7,500	6,525,283	5.9%	195,098	5.7%	29.90
7,501 – 10,000	5,100,552	4.6%	151,248	4.4%	29.65
10,001 – 20,000	15,540,957	14.1%	453,149	13.3%	29.16
20,001 – 40,000	17,970,492	16.3%	549,604	16.1%	30.58
40,001 – 60,000	10,622,046	9.6%	331,418	9.7%	31.20
60,001 – 100,000	11,460,829	10.4%	352,985	10.4%	30.80
100,001 or greater	30,419,554	27.6%	1,005,603	29.5%	33.06

Total/Weighted Average	110,290,768	100.0%	$3,404,073	100.0%	$30.55

(a)	Annualized rent is the monthly contractual rent under existing leases as of December 31, 2002, multiplied by 12 months. Annualized rent per occupied square foot is annualized rent divided by occupied square feet at December 31, 2002. This amount reflects total base rent and estimated expense reimbursements from tenants, as of December 31, 2002 without regard to any rent abatements and contractual increases or decreases in rent subsequent to December 31, 2002.

(b)	Reconciliation for total net rentable square feet for Office Properties is as follows:

		Percent of
	Square Footage	Total

Square footage occupied by tenants	110,290,768	87.7%
Square footage used for management offices and building use	1,134,125	0.9%

Total occupied square feet	111,424,893	88.6%
Leased and unoccupied square feet	1,590,061	1.3%
Unleased square feet	12,710,445	10.1%

Total rentable square feet	125,725,399	100.0%

Lease Expiration

     The following table sets forth information relating to expiration patterns of our Office Property leases. (Dollars in thousands, except per square foot amounts)

	2003 and
	month to
	month(4)	2004	2005	2006	2007	2008	2009	2010	2011	2012	Thereafter(5)	Totals

San Francisco
Square Feet(1)	1,206,121	1,071,923	1,318,646	1,227,354	1,403,898	659,496	265,106	620,159	170,530	27,428	186,347	8,157,008
% Square Feet(2)	11.3%	10.1%	12.4%	11.5%	13.2%	6.2%	2.5%	5.8%	1.6%	0.3%	1.8%	76.6%
Annualized Rent, including Base Rent and Tenant Reimbursements, for Occupied Square Feet(3)	$42,572	$42,368	$55,844	$56,824	$62,305	$31,413	$13,007	$36,478	$10,659	$880	$11,182	$363,532
Average Annual Total Rent, including Base Rent and Tenant Reimbursements, Per Occupied Square Foot(3)	$35.30	$39.53	$42.35	$46.30	$44.38	$47.63	$49.06	$58.82	$62.50	$32.09	$60.00	$44.57
San Jose
Square Feet(1)	885,051	921,446	1,808,152	720,303	594,031	205,098	142,860	816,075	809,261	122,882	405,373	7,430,532
% Square Feet(2)	10.3%	10.7%	21.1%	8.4%	6.9%	2.4%	1.7%	9.5%	9.4%	1.4%	4.7%	86.6%
Annualized Rent, including Base Rent and Tenant Reimbursements, for Occupied Square Feet(3)	$33,258	$32,638	$57,244	$29,868	$23,875	$10,392	$4,703	$37,273	$53,864	$4,308	$18,603	$306,026
Average Annual Total Rent, including Base Rent and Tenant Reimbursements, Per Occupied Square Foot(3)	$37.58	$35.42	$31.66	$41.47	$40.19	$50.67	$32.92	$45.67	$66.56	$35.06	$45.89	$41.18
Boston
Square Feet(1)	1,212,711	1,090,810	1,286,479	799,574	1,353,468	1,106,438	977,179	1,054,190	402,917	1,037,289	1,574,211	11,895,266
% Square Feet(2)	9.3%	8.4%	9.9%	6.1%	10.4%	8.5%	7.5%	8.1%	3.1%	8.0%	12.1%	91.4%
Annualized Rent, including Base Rent and Tenant Reimbursements, for Occupied Square Feet(3)	$44,486	$38,788	$47,835	$27,810	$54,281	$43,307	$37,742	$41,571	$20,371	$37,809	$66,009	$460,009
Average Annual Total Rent, including Base Rent and Tenant Reimbursements, Per Occupied Square Foot(3)	$36.68	$35.56	$37.18	$34.78	$40.11	$39.14	$38.62	$39.43	$50.56	$36.45	$41.93	$38.67
Seattle
Square Feet(1)	2,090,698	1,431,085	1,271,546	1,034,519	628,705	900,987	561,976	683,539	350,030	128,507	122,499	9,204,091
% Square Feet(2)	20.8%	14.2%	12.6%	10.3%	6.2%	8.9%	5.6%	6.8%	3.5%	1.3%	1.2%	91.4%
Annualized Rent, including Base Rent and Tenant Reimbursements, for Occupied Square Feet(3)	$58,117	$40,894	$37,333	$29,433	$17,476	$25,881	$15,484	$20,997	$11,513	$3,209	$1,073	$261,410
Average Annual Total Rent, including Base Rent and Tenant Reimbursements, Per Occupied Square Foot(3)	$27.80	$28.58	$29.36	$28.45	$27.80	$28.72	$27.55	$30.72	$32.89	$24.97	$8.76	$28.40
New York
Square Feet(1)	235,205	111,569	99,719	191,651	164,762	73,759	1,146,667	1,255,241	531,252	139,383	982,732	4,931,940
% Square Feet(2)	4.7%	2.2%	2.0%	3.8%	3.3%	1.5%	23.0%	25.2%	10.7%	2.8%	19.7%	98.9%
Annualized Rent, including Base Rent and Tenant Reimbursements, for Occupied Square Feet(3)	$8,895	$6,742	$5,298	$11,360	$7,477	$4,201	$60,173	$60,634	$20,974	$8,082	$52,051	$245,887
Average Annual Total Rent, including Base Rent and Tenant Reimbursements, Per Occupied Square Foot(3)	$37.82	$60.43	$53.13	$59.28	$45.38	$56.96	$52.48	$48.30	$39.48	$57.99	$52.97	$49.86
Chicago
Square Feet(1)	1,502,466	1,079,853	1,193,749	1,152,488	744,096	1,404,236	761,037	980,253	261,248	584,807	599,525	10,263,758
% Square Feet(2)	13.4%	9.6%	10.7%	10.3%	6.6%	12.5%	6.8%	8.8%	2.3%	5.2%	5.4%	91.7%
Annualized Rent, including Base Rent and Tenant Reimbursements, for Occupied Square Feet(3)	$43,877	$30,067	$30,502	$31,509	$19,514	$42,032	$23,486	$23,776	$7,625	$16,289	$17,487	$286,164
Average Annual Total Rent, including Base Rent and Tenant Reimbursements, Per Occupied Square Foot(3)	$29.20	$27.84	$25.55	$27.34	$26.23	$29.93	$30.86	$24.25	$29.19	$27.85	$29.17	$27.88

	2003 and
	month to
	month(4)	2004	2005	2006	2007	2008	2009	2010	2011	2012	Thereafter(5)	Totals

Los Angeles
Square Feet(1)	811,720	633,408	824,092	885,217	1,004,972	288,585	384,854	362,000	211,874	561,216	643,969	6,611,907
% Square Feet(2)	11.4%	8.9%	11.6%	12.4%	14.1%	4.0%	5.4%	5.1%	3.0%	7.9%	9.0%	92.7%
Annualized Rent, including Base Rent and Tenant Reimbursements, for Occupied Square Feet(3)	$21,576	$18,255	$25,571	$28,256	$34,190	$8,310	$9,909	$10,047	$5,969	$17,266	$15,163	$194,512
Average Annual Total Rent, including Base Rent and Tenant Reimbursements, per Occupied Square Foot(3)	$26.58	$28.82	$31.03	$31.92	$34.02	$28.80	$25.75	$27.75	$28.17	$30.77	$23.55	$29.42
Washington D.C.
Square Feet(1)	994,998	425,044	947,042	529,170	520,796	354,996	179,316	545,607	271,979	344,233	266,629	5,379,810
% Square Feet(2)	16.5%	7.0%	15.7%	8.8%	8.6%	5.9%	3.0%	9.0%	4.5%	5.7%	4.4%	89.1%
Annualized Rent, including Base Rent and Tenant Reimbursements, for Occupied Square Feet(3)	$29,668	$15,031	$34,884	$17,102	$13,984	$11,726	$6,641	$19,371	$11,184	$10,766	$7,715	$178,072
Average Annual Total Rent, including Base Rent and Tenant Reimbursements, per Occupied Square Foot(3)	$29.82	$35.36	$36.83	$32.32	$26.85	$33.03	$37.03	$35.50	$41.12	$31.28	$28.94	$33.10
Atlanta
Square Feet(1)	1,276,604	412,848	568,292	1,779,139	542,806	499,903	464,114	759,310	195,983	72,533	87,204	6,658,736
% Square Feet(2)	16.4%	5.3%	7.3%	22.9%	7.0%	6.4%	6.0%	9.8%	2.5%	0.9%	1.1%	85.6%
Annualized Rent, including Base Rent and Tenant Reimbursements, for Occupied Square Feet(3)	$25,350	$9,765	$13,472	$50,038	$11,685	$15,741	$11,374	$19,068	$4,940	$1,128	$—	$162,561
Average Annual Total Rent, including Base Rent and Tenant Reimbursements, per Occupied Square Foot(3)	$19.86	$23.65	$23.71	$28.12	$21.53	$31.49	$24.51	$25.11	$25.21	$15.54	$—	$24.41
Orange County
Square Feet(1)	920,380	839,426	1,073,040	716,814	805,986	754,492	102,728	39,292	72,786	114,571	79,667	5,519,182
% Square Feet(2)	14.8%	13.5%	17.2%	11.5%	12.9%	12.1%	1.6%	0.6%	1.2%	1.8%	1.3%	88.6%
Annualized Rent, including Base Rent and Tenant Reimbursements, for Occupied Square Feet(3)	$24,004	$21,526	$27,463	$18,638	$20,658	$16,455	$2,772	$1,068	$1,832	$2,698	$360	$137,474
Average Annual Total Rent, including Base Rent and Tenant Reimbursements, per Occupied Square Foot(3)	$26.08	$25.64	$25.59	$26.00	$25.63	$21.81	$26.98	$27.17	$25.17	$23.55	$4.52	$24.91
All Others
Square Feet(1)	5,135,321	5,452,909	4,981,526	5,282,247	4,381,334	2,950,723	1,933,710	977,085	636,952	897,050	2,743,806	35,372,663
% Square Feet(2)	12.8%	13.6%	12.4%	13.2%	10.9%	7.4%	4.8%	2.4%	1.6%	2.2%	6.8%	88.3%
Annualized Rent, including Base Rent and Tenant Reimbursements, for Occupied Square Feet(3)	$116,618	$118,722	$117,221	$128,222	$101,455	$66,042	$44,699	$26,414	$16,493	$19,183	$53,357	$808,426
Average Annual Total Rent, including Base Rent and Tenant Reimbursements, per Occupied Square Foot(3)	$22.71	$21.77	$23.53	$24.27	$23.16	$22.38	$23.12	$27.03	$25.89	$21.39	$19.45	$22.85
Total Portfolio
Square Feet(1)	16,271,275	13,470,321	15,372,283	14,318,476	12,144,854	9,198,713	6,919,547	8,092,751	3,914,812	4,029,899	7,691,962	111,424,893
% Square Feet(2)	12.9%	10.7%	12.2%	11.4%	9.7%	7.3%	5.5%	6.4%	3.1%	3.2%	6.1%	88.6%
Annualized Rent, including Base Rent and Tenant Reimbursements, for Occupied Square Feet(3)	$448,421	$374,796	$452,667	$429,060	$366,900	$275,500	$229,990	$296,697	$165,424	$121,618	$243,000	$3,404,073
Average Annual Total Rent, including Base Rent and Tenant Reimbursements, per Occupied Square Foot(3)	$27.56	$27.82	$29.45	$29.97	$30.21	$29.95	$33.24	$36.66	$42.26	$30.18	$31.59	$30.55

(1)	Total net rentable square feet represented by expiring leases.
(2)	Percentage of total net rentable feet represented by expiring leases.
(3)	Annualized rent is the monthly contractual rent under existing leases as of December 31, 2002, multiplied by 12 months. Annualized rent per occupied square foot is annualized rent divided by occupied square feet at December 31, 2002. This amount reflects total base rent and estimated expense reimbursements from tenants as of December 31, 2002 without regard to any rent abatements and contractual increases or decreases in rent subsequent to December 31, 2002.
(4)	Total square feet on month to month leases is 1,389,831.
(5)	Management offices and building use square footage is included with no rent per square foot.

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

Item 4.     Submission of Matters to a Vote of Security Holders.

      None.

PART II

Item 5.     Market for Registrant’s Common Equity and Related Stockholder Matters.

      Our Common Shares are traded on the New York Stock Exchange (“NYSE”) under the symbol “EOP.” On March 13, 2003, the reported closing sale price per Common Share on the NYSE was $24.08 and there were approximately 3,241 holders of record. The high and low sales prices and closing sales prices on the NYSE and distributions for the Common Shares during 2002 and 2001 are set forth in the table below:

Year	Quarter	High	Low	Close	Distributions

2002	Fourth	$26.25	$22.96	$24.98	$0.50
	Third	$29.93	$22.78	$25.82	$0.50
	Second	$31.36	$27.96	$30.10	$0.50
	First	$30.60	$27.18	$29.99	$0.50
2001	Fourth	$32.55	$27.00	$30.08	$0.50
	Third	$33.08	$29.50	$32.00	$0.50
	Second	$31.75	$26.20	$31.63	$0.45
	First	$32.63	$27.75	$28.00	$0.45

Item 6.     Selected Financial Data.

      The following sets forth selected consolidated financial and operating information on a historical basis for Equity Office. The selected financial data has been derived from the historical consolidated financial statements of Equity Office audited by Ernst & Young LLP, independent auditors. The following information should be read together with the consolidated financial statements and notes thereto of Equity Office included in “Item 8. Financial Statements and Supplementary Data.”

	2002(1)	2001(2)	2000(3)	1999	1998

	(Dollars in thousands, except per share data)
Operating Data:
Rental, tenant reimbursements, parking and other property revenues	$3,467,848	$3,025,664	$2,185,055	$1,890,430	$1,632,366
Income from continuing operations	$732,011	$598,261	$458,122	$420,465	$338,539
Net income available for Common Shares	$707,642	$563,796	$424,936	$382,092	$316,827
Funds from Operations(4)	$1,504,544	$1,176,983	$909,157	$739,093	$654,139
Earnings before interest, taxes depreciation and amortization(5)	$2,467,445	$2,202,139	$1,549,468	$1,230,894	$1,051,693
Property net operating income(6)	$2,377,001	$2,088,198	$1,463,151	$1,256,180	$1,065,714
Cash flows:
Operating activities	$1,390,949	$1,241,601	$907,343	$720,711	$759,151
Investing activities	$85,173	$(1,348,203)	$(1,311,778)	$(67,138)	$(2,231,712)
Financing activities	$(1,478,772)	$114,467	$455,353	$(718,315)	$1,310,788
Ratio of earnings to combined fixed charges and preferred share distributions	1.9	1.7	1.7	1.7	1.8
Income from continuing operations per Common Share-basic	$1.76	$1.65	$1.64	$1.63	$1.33
Income from continuing operations per Common Share-diluted	$1.75	$1.64	$1.62	$1.61	$1.32
Net income available for Common Shares-basic	$1.71	$1.57	$1.53	$1.49	$1.25
Net income available for Common Shares-diluted	$1.70	$1.55	$1.52	$1.48	$1.24
Cash distributions declared per Common Share	$2.00	$1.90	$1.74	$1.58	$1.38
Balance Sheet Data (at end of period):
Total assets	$25,246,783	$25,808,422	$18,794,253	$14,046,058	$14,261,291
Total liabilities	$12,728,959	$12,895,706	$9,504,662	$6,334,985	$6,472,613
Other Data (at end of period):
Number of Office Properties	734	774	381	294	284
Number of Industrial Properties	77	79	—	—	—
Rentable square feet of Office Properties (in millions)	125.7	128.2	99.0	77.0	75.1
Occupancy of Office Properties	88.6%	91.8%	94.6%	93.7%	95.0%

(1)	In 2002, we recognized approximately $105.5 million in lease termination fees from consolidated properties and an additional $46.4 million in lease termination fees from unconsolidated joint ventures.

See Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations — Comparison of Year Ended December 31, 2002 to December 31, 2001.

(2)	On July 2, 2001, Equity Office completed its acquisition by merger (the “Spieker Merger”) of Spieker Properties, Inc. (“Spieker”) at a cost of approximately $7.2 billion. As a result of the Spieker Merger, Equity Office acquired an interest in 391 office properties containing approximately 28.3 million square feet and 98 industrial properties containing approximately 10.1 million square feet.

(3)	On June 19, 2000, Equity Office completed its acquisition by merger (the “Cornerstone Merger”) of Cornerstone Properties, Inc. (“Cornerstone”) at a cost of approximately $4.5 billion. As a result of the Cornerstone Merger, Equity Office acquired an interest in 82 office properties containing approximately 18.9 million square feet.

(4)	Refer to Item 7. Management’s Discussion and Analysis of Financial Condition — Funds from Operations for information regarding why Equity Office presents funds from operations and for a reconciliation of this non-GAAP financial measure to net income available for Common Shares.

(5)	Earnings before interest, taxes, depreciation and amortization (“EBITDA”) is a non-GAAP financial measure and is presented because Equity Office considers EBITDA to be an indicative measure of its operating performance due to the significance of Equity Office’s long-lived assets and because this data can be used to measure Equity Office’s ability to service debt, fund capital expenditures and expand its business. However, this data should not be considered as an alternative to net income, operating profit, cash flow from operations or any other operating or liquidity performance measure prescribed by generally accepted accounting principles (“GAAP”). In addition, EBITDA as calculated by Equity Office may not be comparable to similarly titled measures reported by other companies. Interest expense, taxes, depreciation and amortization, impairment on securities and other investments, impairment on assets held for sale, minority interests, net gain on sales of real estate, extraordinary items, preferred distributions, put option settlements and cumulative effect of a change in accounting principle for consolidated properties and unconsolidated joint ventures which are not reflected in the presentation of EBITDA, have been, and will or may be, incurred by Equity Office. Investors are cautioned that these excluded items are significant components in understanding and assessing Equity Office’s financial performance.

      Equity Office calculates EBITDA as follows:

	For the Years Ended December 31,

	2002	2001	2000	1999	1998

	(Dollars in thousands)
Net income available for Common Shares	$707,642	$563,796	$424,936	$382,092	$316,827
Add back (deduct):
Interest expense	810,129	726,930	523,860	412,170	336,153
Interest expense included in discontinued operations	(25)	1,322	1,927	1,825	2,458
Loan amortization	4,886	14,996	11,493	15,204	13,928
Loan amortization included in discontinued operations	—	188	55	37	(18)
Depreciation and lease amortization	684,192	566,596	421,195	349,081	295,679
Depreciation and lease amortization included in discontinued operations	6,812	8,434	5,476	5,215	3,899
Impairment on securities and other investments	—	132,684	—	—	—
Impairment on assets held for sale	—	2,536	—	—	—
Income taxes	9,394	8,814	2,719	656	1,666
Income taxes included in discontinued operations	101	23	—	—	—
Minority interests — EOP Partnership	89,205	76,249	59,376	48,172	36,226
Minority interest — partially owned properties	7,200	8,685	6,843	1,981	2,114
Income from investment in unconsolidated joint ventures	(106,852)	(69,203)	(56,251)	(13,824)	(11,267)
Equity Office’s share of EBITDA from its investment in unconsolidated joint ventures	210,114	185,223	137,928	38,685	34,259
Gain on sales of real estate	—	(81,662)	(36,013)	(59,661)	(12,433)
Gain on sales of real estate included in discontinued operations	(17,926)	—	—	—	—
Extraordinary item	—	1,000	—	—	—
Cumulative effect of change in accounting principle	—	1,142	—	—	—
Put option settlement	—	(2,655)	2,576	5,658	—
Preferred distributions, net	62,573	57,041	43,348	43,603	32,202

Earnings before interest, taxes, depreciation and amortization	$2,467,445	$2,202,139	$1,549,468	$1,230,894	$1,051,693

(6)	Calculated as property operating revenue less property operating expense from continuing operations and discontinued operations. For more information, refer to Item 8. Financial Statements and Supplementary Data — Note 20 — Segment Information.

Item 7.     Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

      The following discussion and analysis is based primarily on the consolidated financial statements of Equity Office for the years presented and should be read together with the notes thereto contained in this Form 10-K. Terms employed herein as defined terms, but without definition, shall have the meaning set forth in the notes to the financial statements.

Key Transactions of 2002

      During the year ended December 31, 2002, we completed the following key transactions:

•	disposed of 45 office properties, four parking facilities, two industrial properties and three land parcels in various transactions to unaffiliated parties for approximately $508.3 million. The sold office properties consisted of approximately 3,113,189 square feet, the industrial properties consisted of approximately 77,072 square feet, and the parking facilities consisted of approximately 7,464 parking spaces;

•	acquired two office buildings for approximately $92.3 million. The properties are located in Washington, D.C., and consist of approximately 327,550 square feet, of which approximately 260,372 square feet is office space;

•	placed two developments into service consisting of three buildings and approximately 330,646 square feet;

•	commenced two developments consisting of approximately 292,000 square feet;

•	exchanged our equity interest in a land parcel under option and operating business in exchange for Wilson/Equity Office’s equity interest in several developments and land parcels;

•	issued $500 million of unsecured notes due February 2012 at an all-in cost of 7.0% and exchanged approximately $260.0 million of these notes for the previously outstanding $250.0 million MandatOry Par Put Remarketed SecuritiesSM which were subject to mandatory redemption; repaid $310 million of unsecured notes upon maturity and repaid approximately $156.1 million of mortgage debt;

•	redeemed the 7,994,000 outstanding 8.98% Series A Cumulative Redeemable Preferred Shares at an aggregate redemption price of approximately $201.9 million, including accrued distributions;

•	issued 8,500,000 7.75% Series G Cumulative Redeemable Preferred Shares for approximately $206.1 million;

•	repurchased 7,901,900 Common Shares at an average price of $24.92 per share for a total of $196.9 million in the aggregate as part of a Common Share repurchase program for up to $400 million of our Common Shares;

•	redeemed 3,727,925 Units for cash at an average price of $28.62 per Unit for a total of approximately $106.7 million;

•	recognized approximately $105.5 million from lease termination fees, including approximately $46.1 million and 5,000,000 common shares (which were initially valued at zero and subsequently sold and recognized in March 2003 for a gain on sale of securities of approximately $8.1 million) from one tenant. In addition, we recognized approximately $46.4 million from lease terminations at our unconsolidated joint ventures, including approximately $40 million from one tenant; and

•	received approximately $20.1 million from CT Convertible Trust I in connection with the redemption of its non-convertible preferred securities.

Critical Accounting Policies and Estimates

      Our significant accounting policies are described in Note 2 to the consolidated financial statements included in Item 8 of this Form 10-K. We believe our most critical accounting policies include revenue recognition, allowance for doubtful accounts, impairment of long-lived assets, depreciation and the fair value of financial instruments including derivative instruments, each of which we discuss below.

Revenue Recognition and Allowance for Doubtful Accounts

      Rental revenue from our tenants is our principal source of revenue and is recognized in accordance with GAAP based on the contractual terms of the leases. We monitor the liquidity and creditworthiness of our tenants on an on-going basis. Based on this analysis, historical experiences and the current economic environment, we establish provisions, and maintain an allowance for doubtful accounts for estimated losses resulting from the possible inability of our tenants to make required rent payments to us. An allowance for doubtful accounts is recorded during each period and the bad debt expense is netted against rental revenue in our consolidated statements of operations. The allowance for doubtful accounts, which represents the cumulative allowances less write-offs of uncollectible rent, is netted against tenant and other receivables and deferred rent receivable on our consolidated balance sheets.

      As a result of the slow down in economic activity, we have experienced over the past two years an increase in the amount of uncollectible receivables relating to tenants in bankruptcy and tenants in financial distress and have increased our bad debt expense and allowance for doubtful accounts accordingly. Although our historical bad debt expense has been based on the factors described above, if we incorrectly estimate the required allowance for doubtful accounts, our financial condition and results of operations could be adversely affected. Below is our historical bad debt expense for each of the three years in the period ended December 31, 2002.

	For the years ended December 31,

	2002	2001	2000

	(Dollars in thousands)
Historical results:
Bad debt expense	$27,995	$26,124	$6,349

Property operating revenues	$3,467,848	$3,025,664	$2,185,055

Bad debt expense as a percentage of property revenues	0.81%	0.86%	0.29%

Impairment of Long-Lived Assets

      Under GAAP, we are required to record at fair value any of our long-lived assets that we have determined to be permanently impaired. Our long-lived assets consist primarily of our investments in real estate and unconsolidated joint ventures, but we also have investments in preferred securities and notes receivable. The fair value of our investments in real estate and unconsolidated joint ventures depends on the future cash flows from operations of the properties or joint ventures over our anticipated holding period. The fair value of our investments in preferred securities and notes receivable depends on the underlying fair value of the issuer. In assessing potential impairment for our investments, we consider these factors. If these factors result in a fair value that is less than our carrying value, an impairment may be recognized if we determine the loss to be permanent. There were no impairments in 2002. During 2001, we recognized an impairment of approximately $2.5 million on an investment in an unconsolidated joint venture that was subsequently sold. Also during 2001, we recognized an impairment of approximately $132.7 million on several investments in securities and other investments. Of this amount, securities and other investments with carrying values of $125.7 million were entirely written-off. If we do not recognize impairments at appropriate times and in appropriate amounts, our consolidated balance sheet may overstate the value of our long-lived assets.

Depreciation

      We compute depreciation on our Properties using the straight-line method based on an estimated useful life of 40 years. A significant portion of the acquisition cost of each property is allocated to building (usually 85% to 90% unless the property is subject to a ground lease in which case 100% of the acquisition cost is allocated to building). The allocation of the acquisition cost to building and the determination of the useful life are based on management’s estimates. If we do not allocate appropriately to building or we incorrectly estimate the useful life of our Properties, our computation of depreciation will not appropriately reflect the allocation of our capital expenditures over future periods.

Fair Value of Financial Instruments

      We are required to determine periodically the fair value of our mortgage debt and unsecured notes for disclosure purposes. In determining the fair value of these financial instruments, we use internally developed models that are based on current market conditions. For example, in determining the fair value of our mortgage debt and unsecured notes, we discount the spread between the future contractual interest payments and future interest payments based on a current market rate. In determining the current market rate, we add a credit spread to the quoted yields on federal government debt securities with similar maturity dates to our own debt. The credit spread estimate is based on our historical experience in obtaining either secured or unsecured financing and also is affected by current market conditions.

      We are also required periodically to adjust the carrying values of interest rate swaps and caps, as well as the underlying hedged liability, if applicable, to its fair value. In determining the fair value of interest rate swaps and caps, we rely on third party quotations to adjust these instruments, as well as the hedged liability, if applicable, to its fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives either will be offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative’s change in fair value will be immediately recognized in earnings.

      Because our valuations of our financial instruments are based on these types of estimates, the fair value of our financial instruments may change if our estimates are inaccurate. For the effect of hypothetical changes in market rates of interest on interest expense for variable rate debt, the fair value of total outstanding debt and our forward-starting interest rate swaps, see the Market Risk section.

New Accounting Policies Adopted in 2002

      Effective January 1, 2002, we adopted the provisions of Statement of Financial Accounting Standards No. 144 (“SFAS No. 144”) Accounting for the Impairment or Disposal of Long-Lived Assets, which is effective for financial statements issued for fiscal years beginning after December 15, 2001. SFAS No. 144 addresses the financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 extends the reporting requirements of discontinued operations to include components of an entity that have either been disposed of or are classified as held for sale. During 2002, we disposed of 47 properties in various geographical regions consisting of approximately 3,190,261 square feet. The operating results of these properties have been reclassified as discontinued operations in the consolidated statements of operations for each of the three years in the period ended December 31, 2002 included herein.

      In accordance with Statement of Financial Accounting Standards No. 145 (“SFAS No. 145”), Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections, effective for financial statements issued for fiscal years beginning after May 15, 2002, any gain or loss on extinguishment of debt that was classified as an extraordinary item in prior periods shall be reclassified. As a result of the adoption, extraordinary losses of $9,374 and $1,802, for each of the two years in the period ended December 31, 2001, were reclassified to “amortization of deferred financing costs and prepayment expenses”.

Accounting Policy Adopted in 2003

      Effective January 1, 2003, we adopted Statement of Financial Accounting Standards No. 123 (“SFAS No. 123”) Accounting for Stock Based Compensation, which requires a fair value based accounting method for determining compensation expense associated with the issuance of stock options and other equity awards. We decided to adopt the accounting provisions of SFAS No. 123 to reflect the cost to the company of issuing stock options and other equity awards to certain individuals in the consolidated financial statements. We will employ the prospective method for adopting SFAS No. 123 which requires the recognition of compensation expense for stock options and other equity compensation granted on or after January 1, 2003 and to record compensation expense for modifications of stock options and other equity awards that were outstanding as of December 31, 2002. We anticipate recognizing compensation expense of approximately $6.0 million, $12.0 million and $18.0 million for the years ending December 31, 2003, 2004 and 2005, respectively, for both Option and Share Award grants accounted for under SFAS No. 123. These anticipated compensation expense amounts are based on the existing compensation structure for 2003 and assumes a similar level of Option and Share Award compensation in future years. Future Option and Share Award compensation is subject to change based on actual Option and Share Award grants in future years and their respective fair values.

      Compensation expense related to Share Award grants was previously recognized in accordance with APB No. 25. The adoption of SFAS No. 123 does not significantly change the amount of compensation expense recognized for Share Awards.

Mergers

Spieker Merger

      On July 2, 2001, Spieker merged into Equity Office and Spieker Partnership merged into EOP Partnership. The transaction, which was accounted for by the purchase method, valued Spieker (including the outside interests in Spieker Partnership) at approximately $7.2 billion, which included transaction costs, the assumption of approximately $2.1 billion in debt and the issuance of 14.25 million of Equity Office preferred shares valued at approximately $356.3 million. We paid approximately $1.1 billion in cash and issued approximately 101.5 million Common Shares and EOP Partnership issued approximately 16.7 million Units to third parties, each valued at $29.29 per Common Share/Unit. Equity Office financed the $1.1 billion cash portion of the purchase price using a combination of available cash and a new $1.0 billion bridge loan facility that was entered into before the closing of the Spieker Merger. The $1.0 billion bridge loan facility had a term of 364 days and an interest rate based on LIBOR plus 80 basis points. The $1.0 billion bridge loan facility was repaid in full with the net proceeds from the issuance of $1.4 billion of unsecured notes in July 2001 and terminated upon repayment. Through the Spieker Merger, we acquired 391 office properties comprising approximately 28.3 million square feet, 98 industrial properties comprising approximately 10.1 million square feet and several development properties which added to our ownership in key markets across the western United States.

Cornerstone Merger

      On June 19, 2000, Cornerstone merged into Equity Office and Cornerstone Partnership merged into EOP Partnership. The transaction, which was accounted for by the purchase method, valued Cornerstone (including the outside interests in Cornerstone Partnership) at approximately $4.5 billion, which included transaction costs, the assumption of approximately $1.7 billion in debt, the redemption of 3.0 million shares of Cornerstone preferred stock valued at $18.00 per share, including accrued but unpaid dividends for a total of approximately $57.6 million, the redemption of approximately 58.5 million shares of Cornerstone common stock valued at $18.00 per share for a total of approximately $1.1 billion, the issuance of approximately 51.2 million Common Shares and the issuance by EOP Partnership of approximately 12.4 million Units each valued at $24.68 per Common Share/ Unit. We financed the $1.2 billion in cash from credit facilities available to us when the Cornerstone Merger closed.

Results of Operations

Trends in Property Operating Revenues

      Income is received primarily from rental revenue from the Office Properties, including reimbursements from tenants for certain operating costs and from parking revenue from Office Properties. As a result of the current slowdown in economic activity, there has been a decrease in our occupancy rates and a general decline in overall market rental rates for our Office Properties. Below is a summary of our leasing activity for leases commencing in 2002 in our top 5 markets, top 10 markets and our total portfolio for our Office Properties. Our top 10 markets in terms of square footage in order from greatest to least are Boston, Chicago, San Francisco, Seattle, San Jose, Atlanta, Los Angeles, Orange County, Washington, D.C. and New York.

Office Property Data:	Top 5 Markets	Top 10 Markets	Total Portfolio

For the year ended December 31, 2002:
Portion of total portfolio based on square feet at end of year	42.6%	68.1%	100.0%
Occupancy at end of year	87.8%	88.8%	88.6%
Gross square footage leased during the year	8,436,133	12,814,407	20,620,427
Weighted average annual base rent per square foot leased during the year calculated in accordance with GAAP but without regard to estimated expense reimbursements from tenants(a)	$33.47	$31.48	$28.48
For the year ended December 31, 2001:
Portion of total portfolio based on square feet at end of year	42.0%	66.9%	100.0%
Occupancy at end of year	92.5%	92.7%	91.8%
Gross square footage leased during the year	5,288,539	8,944,907	14,711,018
Weighted average annual base rent per square foot leased during the year calculated in accordance with GAAP but without regard to estimated expense reimbursements from tenants(a)	$46.36	$41.48	$34.17

(a)	Average annual rent per square foot for new office leases for which the tenants have occupied the space during the relevant period may lag behind market because leasing decisions typically are made anywhere from one month to 12 or more months prior to taking occupancy.

      One of the main factors contributing to the decline in occupancy for our Office Properties was the increased level of early lease terminations. For the year ended December 31, 2002, we had approximately 6.1 million square feet of early lease terminations and received lease termination fees on a portion of the terminations of approximately $151.9 million. Future rental income may be affected by future lease terminations as we may be unable to collect the full amount that was due under the lease and would incur additional cost in re-leasing the space. Although there is no way of predicting future lease terminations, we currently anticipate they will be significantly lower in 2003.

      As mentioned above, there has been a general decline in the overall market rates for our Office Properties. As of December 31, 2002, the average annual total rent, including base rent and estimated expense reimbursements from tenants, per occupied square foot under existing leases for our Office Properties was approximately $30.55 (See Item 2. Properties — Property Statistics). The weighted average annual base rent per square foot calculated in accordance with GAAP but without regard to estimated expense reimbursements from tenants on leases executed during 2002 was approximately $28.48. If this declining trend in market rates continues, we would experience a decrease in rental revenues if the average annual contractual rent per square foot on leases expiring is greater than the average annual market rent per square foot on new leases executed.

      As of December 31, 2002, approximately 71,577,209 occupied square feet (approximately 64.2% of the occupied office square feet) is expiring through 2007. The average annual rent per square foot for these leases is presented in the table below.

		Average Annual
		Total Rent,
		including Base
		Rent and Tenant
		Reimbursements,
	Square Feet of	per Occupied
Year	Expiring Leases	Square Foot(a)

2003	16,271,275	$27.56
2004	13,470,321	$27.82
2005	15,372,283	$29.45
2006	14,318,476	$29.97
2007	12,144,854	$30.21

Total	71,577,209	$28.95

(a) See Item 2. Properties for an explanation of how these amounts are calculated.

      We believe that it is not currently possible to draw any conclusions about where occupancy levels or market rents ultimately will stabilize. Further decreases in occupancy rates and/or declines in rents could adversely affect our revenues and results of operations in subsequent periods. We estimate that each one percent change in weighted average occupancy for our Office Properties can equate to a $30 million to $35 million change in rental revenue.

      In addition to the downward trends in occupancy and market rents, we have experienced an increase in the amount of uncollectible receivables relating to tenants in bankruptcy and tenants that are having financial difficulties. For the years ended December 31, 2002, 2001 and 2000, bad debt expense was approximately $28.0 million, $26.1 million and $6.3 million, respectively. Although we have collateral from many of our tenants, we anticipate additional write-offs to occur in subsequent periods.

Trends in Property Operating Expenses

     Increased Costs Due to Terrorism Threat

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

      In addition to the increased cost for property insurance described above, the insurance coverage provided through third-party insurance carriers is subject to coverage limitations. Should an uninsured or underinsured loss occur, we could lose all or a portion of our investment in, and anticipated cash flows from, one or more of the Properties. In addition, there can be no assurance that third-party insurance carriers will be able to maintain reinsurance sufficient to cover any losses that may be incurred. A description of our insurance coverage is described in “Item 8. Financial Statements and Supplementary Data — Note 25 — Commitments and Contingencies” and “Note 26 — Subsequent Events.”

EOPlus

      In 2001, we initiated a comprehensive analysis of our operating structure with the help of a management consulting firm and our employees. The goal of the analysis was to significantly reduce operating expenses, improve customer service, reduce lease cycle time, increase occupancy and retain tenants. The analysis resulted in a significant reengineering effort called EOPlus. As part of this effort, most of the activities that occurred at the property will eventually be centralized into core regional offices with a view towards allowing property managers to spend more time building customer relationships. The centralization of each region’s operations is designed to permit us to manage our buildings with fewer people. By the end of 2003, we expect to have 16% fewer employees than at the end of 2001 as a result of staff reductions and attrition. We expect the related severance expenses to be immaterial. By consolidating our property management offices, we expect to make available between 130,000 square feet and 160,000 square feet of office space for leasing. We anticipate this new model will be fully implemented in all of our markets by the end of 2003. We have also created a central purchasing function to review and analyze our goods and services expenditures. The goal of the central purchasing function is to obtain preferred pricing, reduce the number of our vendors and reduce the number of invoices we process. Beginning in 2004, after the new model is fully implemented, we expect annual cost savings of $75 million to $100 million. Since a significant portion of these savings will be passed on to our tenants, we expect to benefit from an ability to offer our tenants a lower cost of occupancy than our competition.

Acquisition and Disposition Activity

      Below is a summary of our acquisition and disposition activity since January 1, 2001. The buildings and total square feet shown include properties we own in joint ventures with other partners and reflect the total square feet of the properties. Excluding the joint venture partners’ share of the square feet of these properties, we effectively owned 119,563,201 square feet of office space as of December 31, 2002.

	Office Properties		Industrial Properties		Parking Facilities

		Total		Total
	Buildings	Square Feet	Buildings	Square Feet	Garages	Spaces

Properties owned as of:
January 1, 2001	381	98,995,994	—	—	9	14,244
Spieker Merger	293	26,080,670	100	12,306,053	—	—
Acquisitions	1	259,441	—	—	—	—
Developments placed in service	9	1,497,014	—	—	—	—
Dispositions	(8)	(879,388)	(19)	(4,052,476)	(4)	(3,721)
Reclass from industrial to office	44	2,208,837	(44)	(2,208,837)	—	—
Building remeasurements(a)	54	71,419	42	91	—	242

December 31, 2001	774	128,233,987	79	6,044,831	5	10,765
Acquisitions	2	260,372	—	—	—	—
Developments placed in service	3	330,646	—	—	—	—
Dispositions	(45)	(3,113,189)	(2)	(77,072)	(4)	(7,464)
Building remeasurements	—	13,583	—	—	—	—

December 31, 2002	734	125,725,399	77	5,967,759	1	3,301

(a)	Building remeasurements during 2001 relate to the office properties and industrial properties acquired in the Spieker Merger. The initial property count was based on a count prepared prior to the Spieker Merger by the former management of Spieker. We count our properties based on the actual number of buildings at the property, which is different than the method used by the former management of Spieker.

      Primarily as a result of the Spieker Merger in July 2001, the Cornerstone Merger in June 2000, and the acquisition and disposition of certain properties, the financial data presented show significant changes in revenues and expenses from period-to-period. Therefore, we do not believe our period-to-period financial data are necessarily comparable. The following analysis shows changes attributable to the Properties that were held during the entire period for the periods being compared (the “Core Portfolio”) and the changes in our aggregate total portfolio of Properties (the “Total Portfolio”).

      As reflected in the tables below, property revenues include rental revenues, reimbursements from tenants for certain expenses, parking revenue and other property operating revenues, which includes lease termination income. Property operating expenses include real estate taxes, insurance, repairs and maintenance and other property operating expenses.

Comparison of year ended December 31, 2002 to December 31, 2001

      The table below represents selected operating information for the Total Portfolio and for the Core Portfolio consisting of 378 Office Properties acquired or placed in service on or prior to January 1, 2001.

	Total Portfolio				Core Portfolio

			Increase/	%			Increase/	%
	2002	2001	(Decrease)	Change	2002	2001	(Decrease)	Change

(Dollars in thousands)
Property revenues	$3,467,848	$3,025,664	$442,184	14.6%	$2,508,762	$2,567,558	$(58,796)	(2.3)%
Fee income	15,907	15,085	822	5.4	—	—	—	—
Interest/dividend income	22,327	40,214	(17,887)	(44.5)	3,913	4,940	(1,027)	(20.8)

Total revenues	3,506,082	3,080,963	425,119	13.8	2,512,675	2,572,498	(59,823)	(2.3)

Interest expense(a)	810,129	726,930	83,199	11.4	195,575	211,148	(15,573)	(7.4)
Depreciation and amortization	689,078	581,592	107,486	18.5	507,995	499,190	8,805	1.8
Property operating expenses	1,118,003	969,593	148,410	15.3	866,908	840,669	26,239	3.1
Ground rent	20,446	16,812	3,634	21.6	11,571	12,632	(1,061)	(8.4)
General and administrative	137,468	109,672	27,796	25.3	—	—	—	—
Impairment on securities and other investments	—	132,684	(132,684)	(100.0)	—	—	—	—
Impairment on assets held for sale	—	2,536	(2,536)	(100.0)	—	—	—	—

Total expenses	2,775,124	2,539,819	235,305	9.3	1,582,049	1,563,639	18,410	1.2

Income before income taxes, allocation to minority interests, income from investment in unconsolidated joint ventures and net gain on sales of real estate	730,958	541,144	189,814	35.1	930,626	1,008,859	(78,233)	(7.8)
Income taxes	(9,394)	(8,814)	(580)	6.6	(1,027)	(1,535)	508	(33.1)
Minority interests	(96,405)	(84,934)	(11,471)	13.5	(7,146)	(8,685)	1,539	(17.7)
Income from investment in unconsolidated joint ventures	106,852	69,203	37,649	54.4	71,792	64,504	7,288	11.3
Net gain on sales of real estate	—	81,662	(81,662)	(100.0)	—	8,000	(8,000)	(100.0)

Income from continuing operations	732,011	598,261	133,750	22.4	994,245	1,071,143	(76,898)	(7.2)
Discontinued operations (including net gain on sales of real estate of $17,926 in 2002)	38,204	22,063	16,141	73.2	—	—	—	—

Income before extraordinary item and cumulative effect of a change in accounting principle	770,215	620,324	149,891	24.2	994,245	1,071,143	(76,898)	(7.2)
Extraordinary items	—	(1,000)	1,000	(100.0)	—	(268)	268	(100.0)
Cumulative effect of a change in accounting principle	—	(1,142)	1,142	(100.0)	—	—	—	—

Net income	$770,215	$618,182	$152,033	24.6%	$994,245	$1,070,875	$(76,630)	(7.2)%

Property net operating income(b)	$2,377,001	$2,088,198	$288,803	13.8%	$1,641,854	$1,726,889	$(85,035)	(4.9)%

Deferred rental revenue(b)	$72,891	$69,149	$3,742	5.4%	$31,811	$49,951	$(18,140)	(36.3)%

Lease termination fees(b)	$105,543	$40,193	$65,350	162.6%	$46,497	$34,732	$11,765	33.9%

(a)	Interest expense on unsecured notes and the line of credit are not allocated to the Core Portfolio.

(b)	For the Total Portfolio, these amounts include amounts from discontinued operations and exclude amounts from unconsolidated joint ventures.

Property Revenues

      The increase in property revenues in the Total Portfolio is primarily due to the Spieker Merger in July 2001, which was partially offset by a decrease in occupancy in the Core Portfolio as described below. In addition, lease termination fees were $105.5 million in 2002 as compared to $40.2 million in 2001. Included in the lease termination fees of $105.5 million in 2002 is approximately $46.1 million from one tenant. The primary reason for the increase in the lease termination fees and the decrease in occupancy is a result of the continued slowdown in economic activity. Lease termination fees relate to specific tenants, each of whom has paid a fee to terminate its lease obligations before the end of the contractual term of the lease. Although there is no way of predicting the precise timing or amounts of future lease termination fees, we currently anticipate that lease termination fees will be significantly lower in 2003.

      The decrease in property revenues in the Core Portfolio is primarily due to a decrease in occupancy from 94.5% at January 1, 2001 to 89.2% at December 31, 2002. Occupancy decreased primarily due to tenant rollover and early lease terminations where the space was not re-leased. The decrease in property revenues was partially offset by lease termination fees of $46.5 million in 2002 as compared to $34.7 million in 2001.

Interest/ Dividend Income

      Interest/dividend income decreased for the Total Portfolio as a result of a $8.5 million decrease in dividends and discount amortization from our $90.6 million investment in HQ Global Workplaces, Inc. (“HQ Global”) Series A Convertible Cumulative Preferred Stock (“HQ Preferred Stock”) which was written-off in 2001 and a reduction in interest income on notes receivable of approximately $6.6 million. In addition, CT Convertible Trust I redeemed its non-convertible preferred securities that earned a 13% annual dividend for approximately $20.1 million, including accrued dividends, in September 2002.

Interest Expense

      Total Portfolio interest expense increased from the prior year as a result of having more debt outstanding during 2002, mainly as a result of the Spieker Merger. This increase was partially offset by interest rate swap agreements in effect during 2002 and 2001 which effectively reduced interest expense by approximately $21.3 million by converting the fixed interest rates to variable rates for a portion of the unsecured notes. The swap agreements were all terminated in 2001 and 2002. Total proceeds resulting from the termination of approximately $90.2 million are being amortized ratably over the remaining terms of the respective unsecured notes as a reduction to interest expense. Core Portfolio interest expense decreased from the prior year as a result of the repayment and refinancing of certain mortgage notes.

Depreciation and Amortization

      Total Portfolio depreciation and amortization expense increased primarily due to the Spieker Merger and capital and tenant improvements made during each year. Core Portfolio depreciation and amortization expense increased as a result of capital and tenant improvements made during each year.

Property Operating Expenses

      Total Portfolio property operating expenses increased primarily due to the Spieker Merger. Core Portfolio property operating expenses increased primarily due to an increase of approximately $4.5 million for safety and security expense and approximately $8.4 million in insurance expense due to higher premiums both primarily due to the terrorist attacks on September 11, 2001, an increase of approximately $10.6 million for repairs and maintenance and an increase in real estate taxes of approximately $5.2 million. The increase in property operating expenses was partially offset by a decrease of approximately $8.2 million in utilities expense.

Ground Rent

      Ground rent for the Total Portfolio increased from the prior period primarily due to the Spieker Merger as several Properties acquired in the Spieker Merger are subject to ground leases.

General and Administrative Expenses

      General and administrative expenses increased primarily due to professional and consulting fees related to the EOPlus initiative of $15.7 million in 2002 and severance expense of approximately $7.3 million in 2002. The total severance consists of severance payments and the accelerated vesting of share options and restricted shares.

      Beginning in fiscal 2003, we will be reclassifying regional operating expenses and other costs directly associated with property operations from general and administrative expenses to property operating expenses. The regional offices exist to provide oversight for the management and leasing of the Properties. Accordingly, these expenses will be classified as property operating expenses and all prior periods will be reclassified to provide for comparability. This reclassification will not change the prior period results or shareholders’ equity.

Impairment on Securities and Other Investments and Assets Held for Sale

      For information on this item refer to “Item 8. Financial Statements and Supplementary Data — Note 7 — Impairment on Securities, Other Investments and Assets Held for Sale”.

Income from Investment in Unconsolidated Joint Ventures

      Income from investment in unconsolidated joint ventures increased for the Total Portfolio primarily due to lease termination fees of $46.4 million in 2002 as compared to $1.0 million in 2001. Included in the lease termination fees of $46.4 million in 2002 is approximately $40 million from one tenant.

      Income from investment in unconsolidated joint ventures increased for the Core Portfolio primarily due to lease termination fees of $6.4 million in 2002 as compared to $1.0 million in 2001 and also increased due to a $7.6 million decrease in interest expense as a result of lower interest rates on variable rate mortgage notes and the repayment of a mortgage note. The increase in income from unconsolidated joint ventures was partially offset by a decrease in property revenues as a result of a decrease in occupancy.

Net Gain on Sales of Real Estate and Discontinued Operations

      Net gain on sales of real estate for the Total Portfolio decreased from the prior period as a result of a presentation change for sold properties in accordance with SFAS No. 144. Gains and losses from properties sold prior to 2002 are reflected as “net gain on sales of real estate” and gains and losses from properties sold in 2002 are reflected in “discontinued operations”. The increase in discontinued operations is primarily due to the gain on the sale of the properties sold in 2002. The gain on sale of real estate in 2001 from the Core Portfolio represents income received from an unaffiliated party for an easement allowing highway access under an Office Property.

Extraordinary Items

      The extraordinary item relates to repair costs to certain Office Properties located in Seattle, Washington that were incurred as a result of damage from an earthquake in February 2001.

Comparison of year ended December 31, 2001 to December 31, 2000

      The table below represents selected operating information for the Total Portfolio and for the Core Portfolio consisting of 287 Office Properties and five parking facilities acquired or placed in service on or prior to January 1, 2000.

	Total Portfolio				Core Portfolio

			Increase/	%			Increase/	%
	2001	2000	(Decrease)	Change	2001	2000	(Decrease)	Change

(Dollars in thousands)
Property revenues	$3,025,664	$2,185,055	$840,609	38.5%	$1,879,868	$1,790,716	$89,152	5.0%
Fee income	15,085	10,931	4,154	38.0	—	—	—	—
Interest/dividend income	40,214	36,076	4,138	11.5	2,973	3,758	(785)	(20.9)

Total revenues	3,080,963	2,232,062	848,901	38.0	1,882,841	1,794,474	88,367	4.9

Interest expense(a)	726,930	523,860	203,070	38.8	124,712	127,561	(2,849)	(2.2)
Depreciation and amortization	581,592	432,688	148,904	34.4	375,482	346,419	29,063	8.4
Property operating expenses	969,593	742,126	227,467	30.7	631,862	613,033	18,829	3.1
Ground rent	16,812	9,896	6,916	69.9	11,292	9,236	2,056	22.3
General and administrative	109,672	88,696	20,976	23.6	—	—	—	—
Impairment on securities and other investments	132,684	—	132,684	—	—	—	—	—
Impairment on assets held for sale	2,536	—	2,536	—	—	—	—	—

Total expenses	2,539,819	1,797,266	742,553	41.3	1,143,348	1,096,249	47,099	4.3

Income before income taxes, allocation to minority interests, income from investment in unconsolidated joint ventures and net gain on sales of real estate	541,144	434,796	106,348	24.5	739,493	698,225	41,268	5.9
Income taxes	(8,814)	(2,719)	(6,095)	224.2	(1,018)	(1,612)	594	(36.8)
Minority interests	(84,934)	(66,219)	(18,715)	28.3	(2,324)	(2,340)	16	(0.7)
Income from investment in unconsolidated joint ventures	69,203	56,251	12,952	23.0	49,356	44,667	4,689	10.5
Net gain on sales of real estate	81,662	36,013	45,649	126.8	8,000	—	8,000	—

Income from continuing operations	598,261	458,122	140,139	30.6	793,507	738,940	54,567	7.4
Discontinued operations	22,063	12,738	9,325	73.2	—	—	—	—

Income before extraordinary items and cumulative effect of a change in accounting principle	620,324	470,860	149,464	31.7	793,507	738,940	54,567	7.4
Extraordinary items	(1,000)	—	(1,000)	—	—	—	—	—
Cumulative effect of a change in accounting principle	(1,142)	—	(1,142)	—	—	—	—	—

Net income	$618,182	$470,860	$147,322	31.3%	$793,507	$738,940	$54,567	7.4%

Property net operating income(b)	$2,088,198	$1,463,151	$625,047	42.7%	$1,248,006	$1,177,683	$70,323	6.0%

Deferred rental revenue(b)	$69,149	$69,822	$(673)	(1.0)%	$26,744	$53,760	$(27,016)	(50.3)%

Lease termination fees(b)	$40,193	$19,542	$20,651	105.7%	$22,611	$16,306	$6,305	38.7%

(a)	Interest expense on unsecured notes and the line of credit are not allocated to the Core Portfolio.

(b)	These amounts include amounts from discontinued operations and exclude amounts from unconsolidated joint ventures.

Property Revenues

      The increase in property revenues in the Total Portfolio is primarily due to the properties acquired in the Spieker Merger in 2001 and the Cornerstone Merger in 2000. The increase in property revenues in the Core Portfolio resulted primarily from an increase in rental rates and an increase in lease termination fees partially offset by the write-off of uncollectible receivables and a decrease in occupancy. The weighted average occupancy of the Core Portfolio decreased from 93.7% at January 1, 2000 to 91.3% at December 31, 2001, mainly due to tenant rollover at various properties where the space was not re-leased due to the slowdown in economic activity. As a result of the slowdown in economic activity, we also experienced an increase in the amount of uncollectible receivables relating to tenants in bankruptcy and tenants that are having financial difficulties. The amount of bad debts written off for the year ended December 31, 2001 was approximately $26.1 million as compared to $6.3 million for the prior period.

Interest Expense

      Total Portfolio interest expense increased from the prior period as a result of having a higher average outstanding debt balance as compared to the prior period, mainly as a result of the Spieker Merger and the Cornerstone Merger, partially offset by a reduction to interest expense of approximately $10.6 million from interest rate swap agreements which converted the fixed interest rate to a variable interest rate for a portion of our unsecured notes.

Depreciation and Amortization

      Total Portfolio depreciation and amortization expense increased from the prior period primarily as a result of the Spieker Merger in July 2001, the Cornerstone Merger in June 2000 and capital and tenant improvements made during the periods. In addition, there was approximately $9.4 million of prepayment expenses in 2001 which consisted of a $5.0 million prepayment penalty and the write-off of approximately $4.4 million of unamortized mark-to-market adjustments relating to the prepayment of $185 million of mortgage debt (See “Item 8. — Financial Statements and Supplementary Data — Note 23 — Related Party Transactions, subfootnote (1)”) and the repayment of approximately $32.6 million of mortgage debt on parking facilities sold. In 2000, there were prepayment expenses of approximately $1.8 million related to the write-off of unamortized deferred loan costs and unamortized discounts and premiums and pre-payment penalties.

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

Impairment on Securities and Other Investments and Assets Held for Sale

      For information on this item refer to “Item 8. Financial Statements and Supplementary Data — Note 7 — Impairment on Securities, Other Investments and Assets Held for Sale”.

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

      The gain on sale of real estate in 2001 from the Core Portfolio represents income received from an unaffiliated party for an easement allowing highway access under an Office Property.

      Please see “New Accounting Policies Adopted in 2002” related to SFAS No. 144 for an explanation of discontinued operations.

Extraordinary Items

      The extraordinary item relates to repair costs to certain Office Properties located in Seattle, Washington that were incurred as a result of damage from an earthquake in February 2001.

Property Dispositions

2002

      During 2002, we disposed of 45 office properties, four parking facilities, two industrial properties and three land parcels in separate transactions to various unaffiliated parties for approximately $508.3 million. The total gain on the sale of these properties was approximately $17.9 million. The sold office properties consisted of approximately 3,113,189 square feet, the industrial properties consisted of approximately 77,072 square feet, and the parking facilities consisted of approximately 7,464 parking spaces. The net income, including the gain on sale, of the properties is reflected in “discontinued operations” for each year presented in the consolidated statements of operations.

2001

      During 2001, we disposed of eight office properties, four parking facilities, a land parcel and an apartment property in separate transactions to various unaffiliated parties for approximately $327.8 million. The total gain on the sale of these properties was approximately $81.7 million. The sold office properties consisted of approximately 879,388 square feet, the parking facilities contained approximately 3,721 parking spaces and the apartment property contained approximately 161 units.

      We disposed of 19 industrial properties that were acquired in the Spieker Merger for approximately $213.4 million. There was no gain or loss on the sale of these properties. The sold industrial properties are located in California and Oregon and consist of approximately 4.1 million square feet.

2000

      During 2000, we disposed of seven office properties totaling approximately 964,136 square feet, 11 parking facilities and a partial interest in two Office Properties for approximately $536.0 million and recognized a total net gain on sale of real estate of approximately $36.0 million.

Segment Reporting

      For segment reporting purposes, the office properties, the apartment property and the land parcels that were sold are included in the “Office Properties” segment and the industrial properties and parking facilities that were sold are included in the “Corporate and Other” segment.

      Below is a summary of the results of operations of these properties through their respective disposition dates:

	For the year ended			For the year ended
	December 31,			December 31,

	2002	2001	2000	2001	2000

				Properties Sold Prior
	Properties Sold in 2002			to 2002

(Dollars in thousands)
Property revenues	$40,436	$49,167	$32,091	$37,787	$71,582
Interest income	54	18	90	—	288

Total revenues	40,490	49,185	32,181	37,787	71,870

Interest expense	(24)	1,321	1,927	2,390	2,718
Depreciation and amortization	6,812	8,622	5,531	5,526	11,936
Property operating expenses	13,280	17,040	11,869	10,991	22,596
Ground rent	43	116	116	—	—
General and administrative	—	—	—	355	156

Total expenses	20,111	27,099	19,443	19,262	37,406

Income before income taxes, allocation to minority interests and net gain on sales of real estate	20,379	22,086	12,738	18,525	34,464
Income taxes	(101)	(23)	—	—	—
Minority interest — partially owned properties	—	—	—	—	(1,457)
Net gain on sales of real estate	17,926	—	—	81,662	36,013

Net income	$38,204	$22,063	$12,738	$100,187	$69,020

Property net operating income	$27,156	$32,127	$20,222	$26,796	$48,986

Liquidity and Capital Resources

Liquidity

      Net cash flow from operations represents the primary source of liquidity to fund distributions, debt service, capital improvements and tenant improvements. We expect that our $1.0 billion line of credit will provide for funding of working capital and unanticipated cash needs as well as acquisitions and development costs.

      Our net cash flow from operations is dependent upon the occupancy level of our properties, the rental rates on our leases, the collectibility of rent from our tenants, the level of operating and other expenses, and other factors. Material changes in these factors may adversely affect our net cash flow from operations. Such changes, in turn, would adversely affect our ability to fund distributions, debt service, capital improvements and tenant improvements. In addition, a material adverse change in our net cash flow from operations may affect the financial performance covenants under our line of credit and unsecured notes. If we fail to meet any of our financial performance covenants our line of credit may become unavailable to us, or the interest charged on the line of credit may increase. Either of these circumstances could adversely affect our ability to fund working capital and unanticipated cash needs, acquisitions and development costs.

      In order to qualify as a REIT for federal income tax purposes, Equity Office must distribute at least 90% of its REIT taxable income (excluding capital gains). Accordingly, we currently intend to continue to make regular quarterly distributions to holders of Common Shares and preferred shares.

      Subject to the foregoing, we have established quarterly distribution rates which, if annualized, would be as follows:

	Annualized Distribution
Security	Per Share

Common Shares	$2.00
Preferred Shares Series:
A	$2.245	(a)
B	$2.625
C	$2.15625
E	$1.96875
F	$2.00
G	$1.9375	(a)

(a)	In July 2002, Equity Office redeemed its 7,994,000 outstanding 8.98% Series A Cumulative Redeemable Preferred Shares at an aggregate redemption price of approximately $201.9 million, including accrued distributions. In addition, Equity Office issued 8,500,000 7.75% Series G Cumulative Redeemable Preferred Shares on July 29, 2002. Substantially all of the net proceeds from the issuance and sale of the Series G Preferred Shares totaling approximately $206.1 million were used to redeem the Series A Preferred Shares.

      Since our anticipated distributions will not allow us to retain sufficient cash to repay all of our debt as it comes due using only cash from operations, we will be required to repay maturing debt with proceeds from debt and/or equity offerings. There can be no assurance that such financing will be available on acceptable terms or at all.

Contractual Obligations

      As of December 31, 2002, we were subject to certain contractual payment obligations as described in the table below. We are not subject to capital lease obligations or unconditional purchase obligations as of December 31, 2002.

			Payments due by Period

Contractual Obligations	Total	2003	2004	2005	2006	2007	Thereafter

	(Dollars in thousands)
Long-term debt:
Mortgage debt(1)	$2,520,474	$102,230	$448,664	$584,595	$343,941	$237,024	$804,020
Unsecured notes(2)	9,016,500	700,000	880,000	675,000	650,000	976,500	5,135,000
Line of Credit	205,700	205,700	—	—	—	—	—
Share of mortgage debt of unconsolidated joint ventures	818,975	109,006	117,023	466,410	51,182	1,454	73,900
Ground leases	1,149,914	18,088	15,588	15,263	15,118	15,008	1,070,849

Total Contractual Obligations	$13,711,563	$1,135,024	$1,461,275	$1,741,268	$1,060,241	$1,229,986	$7,083,769

Weighted Average Interest Rates on Maturing Debt:
Long-term debt:
Mortgage debt	7.62%	7.73%	7.14%	7.88%	7.15%	7.88%	7.79%
Unsecured notes	7.03%	7.21%	5.42%	5.67%	7.52%	7.52%	7.30%
Line of credit	2.44%	2.44%	—	—	—	—	—
Share of mortgage debt of unconsolidated joint ventures	5.94%	2.41%	2.58%	7.38%	7.67%	—	5.42%

Total Weighted Average Interest Rates	7.00%	5.91%	5.72%	6.88%	7.41%	7.58%	7.34%

(1)	Balance excludes net discount of $(12.6) million, net of accumulated amortization of approximately $(6.4) million.

(2)	Balance excludes net premium of $41.2 million, net of accumulated amortization of approximately ($15.4) million.

Forward-Starting Interest Rate Swaps

      In October 2002, we entered into $1.1 billion of forward-starting interest rate swaps to effectively fix the 10-year Treasury rate at approximately 3.7% for future note offerings that occurred in 2003 and are anticipated to occur in 2004. The forward-starting interest rate swaps were entered into at current market rates and, therefore, had no initial cost. The terms of the forward-starting interest rate swaps require us to pay a fixed-interest rate to the counterparties and to receive a variable rate from the counterparties. The swaps settle at six-month intervals beginning in 2003 and 2004 and are scheduled to terminate in 2004. The market value of the forward-starting swaps at December 31, 2002 was a liability of approximately $18.6 million which is included in other liabilities and in other comprehensive income. In January 2003, we settled one of the forward-starting swaps that had a notional amount of $300 million and received approximately $0.8 million. The forward-starting swap was settled in connection with $500 million of unsecured notes that were issued in February 2003. We are obligated to settle the remaining swap agreements no later than the commencement of their term in early 2004. Upon settlement of the swaps, we may be obligated to pay the counterparties a settlement payment, or alternatively to receive settlement proceeds from the counterparties. Any monies paid or received will be amortized to interest expense over the term of the respective note offering.

Off-Balance Sheet Arrangements

Commitments

      In accordance with the agreement governing the investment in Wright Runstad Associates Limited Partnership (“WRALP”) made in 1997, we agreed, for a period generally continuing until December 31, 2007, to make available to WRALP up to $20.0 million in additional financing or credit support for future development. As of December 31, 2002, no amounts have been funded pursuant to this agreement. However, we have unconditionally guaranteed payment of WRALP’s $19.5 million revolving line of credit, which has an outstanding balance of approximately $12.9 million as of December 31, 2002, in the event of WRALP’s non-payment. WRALP’s current line of credit matures in July 2003. We do not have a liability accrued related to this guarantee. In the event we make payment on WRALP’s line of credit and WRALP does not repay us, we are entitled to (i) terminate the credit facility provided to WRALP from us and (ii) declare all amounts borrowed by WRALP due and payable. We believe the risk of an unrecovered loss is minimal at this time.

Letters of Credit

      As of December 31, 2002, we had provided approximately $3.3 million in letters of credit. The letters of credit were required to be issued under the provisions of our worker’s compensation insurance policies and certain utility contracts.

Debt Financing

      The table below summarizes our consolidated mortgage debt, unsecured notes and line of credit indebtedness at December 31, 2002 and 2001, including a net unamortized discount on mortgage debt of $(12.6) million and $(11.8) million, respectively, and a net unamortized premium on unsecured notes of $41.2 million and $17.5 million, respectively, recorded in connection with property acquisitions, mergers, issuance of unsecured notes and interest rate swap terminations.

	December 31,

	2002	2001
(Dollars in thousands)
Balance
Fixed rate	$11,529,541	$10,891,325
Variable rate(1)	241,700	1,097,300

Total	$11,771,241	$11,988,625

Percent of total debt:
Fixed rate	97.9%	90.8%
Variable rate(1)	2.1%	9.2%

Total	100.0%	100.0%

Effective interest rate at end of period:
Fixed rate	7.17%	7.37%
Variable rate(1)(2)	2.37%	3.31%

Effective interest rate	7.08%	7.00%

(1)	The variable rate debt as of December 31, 2001 included $817 million of fixed rate unsecured notes that were converted to a variable rate based on various spreads over LIBOR through several interest rate swap agreements. During 2002, the interest rate swap agreements were terminated.
(2)	The variable rate debt bears interest at a rate based on various spreads over LIBOR.

Mortgage Debt

      As of December 31, 2002, total mortgage debt (excluding our share of unconsolidated debt of approximately $819.0 million) consisted of approximately $2.5 billion of fixed rate debt with a weighted average interest rate of approximately 7.70% and $36.0 million of variable rate debt based on LIBOR plus 55 basis points (as of December 31, 2002, the variable rate was approximately 1.98%). See “Liquidity and Capital Resources — Contractual Obligations” for annual payment of obligations under our mortgage debt.

      The instruments encumbering the properties restrict transfer of the respective properties subject to the terms of the mortgage, prohibit additional liens, require payment of real estate taxes on the properties, maintenance of the properties in good condition, maintenance of insurance on the properties and a requirement to obtain lender consent to enter into material tenant leases.

Line of Credit

      EOP Partnership has a $1.0 billion revolving credit facility that was obtained in May 2000. As of December 31, 2002, $205.7 million was outstanding under this facility. The line of credit bears interest at LIBOR plus 60 basis points and matures on May 12, 2003 (as of December 31, 2002, the variable rate was approximately 2.44%). There is also an annual facility fee of $2.0 million payable quarterly. In addition, a competitive bid option, whereby the lenders participating in the credit facility bid on the interest to be charged, is available for up to $350 million of the borrowings under the credit facility. We have guaranteed outstanding obligations under the line of credit.

Unsecured Notes

      Unsecured notes decreased to approximately $9,057.7 million at December 31, 2002 compared to approximately $9,094.0 million at December 31, 2001, as a result of the following transactions:

	Coupon/	All – in
	Stated	Effective	Principal	Maturity
Original Term (in years)	Rate	Rate(a)	Amount	Date

	(Dollars in thousands)
Issuance
10	6.75%	7.02%	500,000	2/15/12

Repayments
3	6.38%	6.62%	(200,000)	1/15/02
4	6.38%	6.30%	(250,000)	2/15/02
7	6.95%	5.37%	(110,000)	12/15/02

Total repayments			(560,000)

Reversal of mark to market of swaps outstanding at December 31, 2001			8,117
Net discount on notes issuance in February 2002			(10,873)
Proceeds from terminated interest rate swaps			42,810
Amortization of discounts and premiums			(16,390)

Total			23,664

Net activity			$(36,336)

      The table below summarizes the unsecured notes outstanding as of December 31, 2002:

	Coupon/	All – in
	Stated	Effective	Principal	Maturity
Original Term (in years)	Rate	Rate(a)	Amount	Date

	(Dollars in thousands)
Fixed interest rate notes payable:
5 Year Unsecured Notes	6.38%	6.76%	$300,000	02/15/03
3 Year Unsecured Notes	7.38%	7.55%	400,000	11/15/03
5 Year Unsecured Notes	6.50%	4.59%	300,000	01/15/04
9 Year Unsecured Notes	6.90%	6.27%	100,000	01/15/04
5 Year Unsecured Notes	6.80%	6.10%	200,000	05/01/04

	Coupon/	All – in
	Stated	Effective	Principal	Maturity
Original Term (in years)	Rate	Rate(a)	Amount	Date

	(Dollars in thousands)
6 Year Unsecured Notes	6.50%	5.31%	250,000	06/15/04
7 Year Unsecured Notes	7.24%	7.26%	30,000	09/01/04
8 Year Unsecured Notes	6.88%	6.40%	125,000	02/01/05
7 Year Unsecured Notes	6.63%	4.99%	400,000	02/15/05
7 Year Unsecured Notes	8.00%	6.49%	100,000	07/19/05
8 Year Unsecured Notes	7.36%	7.69%	50,000	09/01/05
6 Year Unsecured Notes	8.38%	7.65%	500,000	03/15/06
9 Year Unsecured Notes	7.44%	7.74%	50,000	09/01/06
10 Year Unsecured Notes	7.13%	6.74%	100,000	12/01/06
9 Year Unsecured Notes	7.00%	6.80%	1,500	02/02/07
9 Year Unsecured Notes	6.88%	6.83%	25,000	04/30/07
9 Year Unsecured Notes	6.76%	6.76%	300,000	06/15/07
10 Year Unsecured Notes	7.41%	7.70%	50,000	09/01/07
7 Year Unsecured Notes	7.75%	7.91%	600,000	11/15/07
10 Year Unsecured Notes	6.75%	6.97%	150,000	01/15/08
10 Year Unsecured Notes	6.75%	7.01%	300,000	02/15/08
8 Year Unsecured Notes(b)	7.25%	7.64%	325,000	11/15/08
10 Year Unsecured Notes	6.80%	6.94%	500,000	01/15/09
10 Year Unsecured Notes	7.25%	7.14%	200,000	05/01/09
11 Year Unsecured Notes	7.13%	6.97%	150,000	07/01/09
10 Year Unsecured Notes	8.10%	8.22%	360,000	08/01/10
10 Year Unsecured Notes	7.65%	7.20%	200,000	12/15/10
10 Year Unsecured Notes	7.00%	6.83%	1,100,000	07/15/11
10 Year Unsecured Notes	6.75%	7.02%	500,000	02/15/12
20 Year Unsecured Notes	7.88%	8.08%	25,000	12/01/16
20 Year Unsecured Notes	7.35%	8.08%	200,000	12/01/17
20 Year Unsecured Notes	7.25%	7.54%	250,000	02/15/18
30 Year Unsecured Notes	7.50%	8.24%	150,000	10/01/27
30 Year Unsecured Notes	7.25%	7.31%	225,000	06/15/28
30 Year Unsecured Notes	7.50%	7.55%	200,000	04/19/29
30 Year Unsecured Notes	7.88%	7.94%	300,000	07/15/31

Weighted Average/ Subtotal	7.19%	7.03%	9,016,500

Net premium (net of accumulated amortization of approximately $15.4 million)			41,151

Total			$9,057,651

(a)	Includes the effect of terminated interest rate protection and swap agreements, offering and transaction costs and premiums and discounts on certain unsecured notes.
(b)	The notes are exchangeable into Common Shares at an exchange rate of $34.00 per share. If the closing price at the time a holder exercises its exchange right is less than the exchange price of $34.00, the holder will receive, in lieu of Common Shares, cash in an amount equal to 97% of the product of the number of Common Shares into which the principal amount of notes subject to such exercise would otherwise be exchangeable and the current market price per Common Share.

      As of March 13, 2003, $1.6 billion of capacity was available for issuance, under a shelf registration statement.

Restrictions and Covenants under Unsecured Indebtedness

      Agreements or instruments relating to our unsecured notes and the line of credit contain certain financial restrictions and requirements described below. As of December 31, 2002, we were in compliance with each of these financial restrictions and requirements.

      Set forth below are the financial restrictions and requirements to which we are subject under our line of credit agreement:

•	total liabilities to total asset value may not exceed 0.55:1 at any time;

•	earnings before interest, taxes, depreciation and amortization to interest expense may not be less than 2.00:1;

•	cash flow to fixed charges may not be less than 1.5:1;

•	secured debt to total asset value may not exceed 0.40:1;

•	unsecured debt to unencumbered asset value may not exceed 0.55:1;

•	unencumbered net operating income to unsecured debt service may not be less than 2.0:1;

•	consolidated tangible net worth may not be less than the sum of $7.8 billion and 70% of all net offering proceeds received by Equity Office or EOP Partnership after February 29, 2000;

•	we may not pay any distributions on Common Shares and Units in excess of 90% of annual funds from operations (“FFO”); and

•	our investments in unimproved assets, interest in taxable REIT subsidiaries, developments, unconsolidated joint ventures, mortgages and securities, in the aggregate, may not exceed 25% of our total asset value.

      Set forth below are the financial restrictions and requirements to which we are subject under our unsecured note indentures and our performance under each covenant as of December 31, 2002:

Covenant	Actual Performance

Debt to adjusted total assets may not exceed 0.60:1	0.47:1
Secured debt to adjusted total assets may not exceed 0.40:1	0.13:1
Consolidated income available for debt service to annual debt service charge may not be less than 1.50:1	2.73:1
Total unencumbered assets to unsecured debt may not be less than 1.50:1	2.22:1

Equity Securities

      A summary of the activity of our Common Shares and EOP Partnership’s Units (exclusive of Units owned by us) during the year ended 2002 is as follows:

	Common
	Shares	Units	Total

Outstanding at December 31, 2001	414,548,673	56,490,302	471,038,975
Share options exercised	1,739,863	—	1,739,863
Common Shares repurchased/ retired(a)	(7,920,854)	—	(7,920,854)
Units redeemed for Common Shares	2,555,646	(2,555,646)	—
Units redeemed for cash(b)	—	(3,727,925)	(3,727,925)
Restricted shares and share awards issued/ cancelled, net	214,291	—	214,291
Common Shares issued through the Dividend Reinvestment Program	63,379	—	63,379

Outstanding at December 31, 2002	411,200,998	50,206,731	461,407,729

(a)	In July 2002, Equity Office announced a Common Share repurchase program allowing for the repurchase of up to $200 million of Common Shares, which was later increased to $400 million in November 2002, over the next 12 months at the discretion of management. The Common Shares may be repurchased in the open market or privately negotiated transactions. During 2002, 7,901,900 Common Shares were repurchased at an average price of $24.92 for approximately $196.9 million in the aggregate. From January 1, 2003 through March 13, 2003, 2,518,100 Common Shares were repurchased at an average price of $23.82 for approximately $60.0 million in the aggregate.

(b)	During 2002, EOP Partnership redeemed 3,727,925 Units for cash at an average price of $28.62 for a total of approximately $106.7 million.

Cash Flows

      The following summary discussion of our cash flows is based on the consolidated statements of cash flows in “Item 8. — Financial Statements and Supplementary Data” and is not meant to be an all-inclusive discussion of the changes in our cash flows for the periods presented below.

Years Ended December 31, 2002 and 2001

      Cash and cash equivalents decreased by approximately $2.7 million to approximately $58.5 million at December 31, 2002, compared to $61.1 million at December 31, 2001. This decrease was the net result of approximately $1,390.9 million provided by operating activities, approximately $85.2 million provided by investing activities (consisting primarily of approximately $377.2 million provided by property dispositions and approximately $167.0 million released from escrows partially offset by approximately $433.6 million used for capital and tenant improvements and lease acquisition costs) and approximately $1,478.8 million used for financing activities.

Years Ended December 31, 2001 and 2000

      Cash and cash equivalents increased by approximately $7.9 million to approximately $61.1 million at December 31, 2001, compared to $53.3 million at December 31, 2000. This increase was the net result of approximately $1,241.6 million provided by operating activities, approximately $1,348.2 million used for investing activities (consisting primarily of approximately $1,077.0 million used for the acquisition of Spieker and approximately $437.7 million used for capital and tenant improvements and lease acquisition costs) and approximately $114.5 million provided by financing activities.

Additional Items

Tenant and Other Receivables

      Tenant and other receivables decreased from approximately $120.4 million at December 31, 2001 to approximately $77.6 million at December 31, 2002 primarily due to the collection of receivables from tenants during 2002 relating to reimbursable expenses. In the fourth quarter 2001, receivables from tenants for reimbursable expenses were increased based on an analysis of actual reimbursable expenses compared to the amount billed to the tenants during 2001.

Deferred Rent Receivables

      Certain leases provide for tenant occupancy during periods for which no rent is due or where minimum rent payments increase during the term of the lease. We record rental income for the full term of each lease on a straight-line basis. Accordingly, a receivable is recorded from tenants for the current difference between the straight-line rent and the rent that is actually due from the tenant. This receivable amount is included in the consolidated balance sheets as “deferred rent receivable”. The deferred rent receivable increased approximately $62.1 million to $331.9 million at December 31, 2002, from $269.8 million at December 31, 2001. The increase was due to a net increase in the difference between the straight-line rent and the rent that is actually due from tenants primarily from the acquisition of the Properties acquired in the Spieker Merger on July 2, 2001 and certain development properties that were placed in service.

Escrow Deposits and Restricted Cash

      Escrow deposits primarily consist of amounts held by lenders to provide for future real estate tax expenditures and tenant improvements, earnest money deposits on acquisitions and net proceeds from tax-deferred dispositions. Restricted cash represents amounts committed for various utility deposits and security deposits. Certain of these amounts may be reduced upon the fulfillment of certain obligations. The escrow deposits and restricted cash decreased approximately $167.1 million to $29.2 million at December 31, 2002, from $196.3 million at December 31, 2001. The decrease was primarily due to the disbursement of approximately $162.0 million of proceeds from the sale of certain parking facilities in 2001 that were deposited into a tax-deferred escrow account.

Investments in Unconsolidated Joint Ventures

      Investments in unconsolidated joint ventures decreased to approximately $1,087.8 million at December 31, 2002 from $1,321.1 million at December 31, 2001 primarily due to the consolidation of several properties that were previously accounted for under the equity method. See Developments — subfootnote (b) for additional information.

Other Liabilities

      Other liabilities increased from approximately $330.3 million at December 31, 2001 to approximately $392.0 million at December 31, 2002 primarily due to an increase in prepaid rents and other accruals.

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

Quantitative Information About Market Risk

Interest Rate Risk — Debt

      The tables below disclose the effect of hypothetical changes in market rates of interest on interest expense for variable rate debt and the fair value of total outstanding debt. Interest risk amounts were determined by considering the impact of hypothetical interest rates on our debt. This analysis does not reflect the impact that a changing interest rate environment could have on the overall level of economic activity. Further, in the event of a changing interest rate environment, management would likely take actions to further mitigate its exposure to the change. However, due to the uncertainty of the specific actions that would be taken and their possible effects, this analysis assumes no change in our financial structure.

	As of December 31, 2002		As of December 31, 2001

		Percent of		Percent of
	Amount	Total Debt	Amount	Total Debt

Total fixed rate debt	$11,529,541	97.9%	$10,891,325	90.8%
Total variable rate debt(a)	241,700	2.1%	1,097,300	9.2%

Total	$11,771,241	100.0%	$11,988,625	100.0%

(a)	The variable rate debt as of December 31, 2001 includes $817 million of fixed rate unsecured notes that were converted to a variable rate based on various spreads over LIBOR through several interest rate swap agreements.

	Hypothetical change in	Effect on Interest	Effect on Net	Effect on Fair Value
As of	market rates of interest	Expense	Income	of Total Debt(b)

December 31, 2002	+10% or 14 basis points	$0.3 million	$(0.3) million	$(190) million
	-10% or 14 basis points	$(0.3) million	$0.3 million	$197 million
December 31, 2001	+10% or 20 basis points	$2.2 million	$(2.2) million	$(272) million
	-10% or 20 basis points	$(2.2) million	$2.2 million	$292 million

(b)	As of December 31, 2002, the fair value of our fixed-rate debt was approximately $1.0 billion higher than the book value of approximately $11.5 billion primarily due to the general decrease in market interest rates on secured and unsecured debt. As of December 31, 2001, the fair value of our fixed-rate debt approximated book value.

Interest Rate Risk — Derivatives

      Interest Rate Swaps

      During 2002 and 2001, we entered into and terminated several interest rate swap agreements that hedged certain unsecured notes. In each case, we were the variable interest rate payer and the counterparty was the fixed rate payer. The variable interest rates were based on various spreads over LIBOR. The settlement dates correspond to the interest payment dates of the respective unsecured notes being hedged. Each of the interest rate swap agreements were to terminate on the maturity date of the respective unsecured notes being hedged. The interest rate swap agreements were designated as fair value hedges. As of December 31, 2001, approximately $1.4 million was included in other assets and approximately $9.5 million was included in other liabilities which represented the fair value of the interest rate swaps. A corresponding amount is included in discounts/ premium on unsecured notes. As of December 31, 2002, all of the interest rate swaps in the table below had been terminated. The table below summarizes the interest rate swap agreements that were effective during 2002 and 2001.

		Total Proceeds		Fixed	Maturity Date of
Swap Effective	Swap Termination	from Swap		Interest	Unsecured Notes/
Date	Date	Termination(a)	Amount Hedged	Rate	Swaps

May 2002	September 2002	$7.1 million	$150 million	8.38%	March 15, 2006
May 2002	September 2002	$9.3 million	$200 million	8.38%	March 15, 2006
March 2002	September 2002	$4.3 million	$150 million	6.50%	January 15, 2004
March 2002	September 2002	$4.2 million	$150 million	6.50%	January 15, 2004
December 2001	February 2002	$3.2 million	$267 million	7.00%	July 15, 2011
October 2001	September 2002	$8.7 million	$300 million	6.63%	February 15, 2005
October 2001	September 2002	$3.6 million	$150 million	6.50%	June 15, 2004
October 2001	September 2002	$2.4 million	$100 million	6.50%	June 15, 2004
July 2001	September 2001	$31.6 million	$500 million	7.00%	July 15, 2011
June 2001	September 2001	$15.8 million	$400 million	6.63%	February 15, 2005

(a)	The proceeds from the swap terminations were recorded as additional premium on the respective unsecured note that was hedged by the terminated swap. The amount recorded as additional premium is being amortized over the remaining term of the unsecured notes.

      Forward-Starting Interest Rate Swaps

      In October 2002, we entered into $1.1 billion of forward-starting interest rate swaps to effectively fix the 10-year Treasury rate at approximately 3.7% for note offerings that occurred in 2003 and are anticipated to occur in 2004. The forward-starting interest rate swaps were entered into at current market rates and, therefore, had no initial cost. The terms of the forward-starting interest rate swaps require us to pay a fixed-interest rate to the counterparties and to receive a variable rate from the counterparties. The swaps settle at six-month intervals beginning in 2003 and 2004 and are scheduled to terminate in 2004. The market value of the forward-starting swaps at December 31, 2002 was a liability of approximately $18.6 million which is included in other liabilities and in other comprehensive income. If the market interest rates were 10 basis points higher, our liability under the swaps would have been approximately $3.0 million at December 31, 2002. If the market interest rates were 10 basis points lower, our liability under these swaps would have been approximately $21.8 million at December 31, 2002. In January 2003, we settled one of the forward-starting swaps that had a notional amount of $300 million and received approximately $0.8 million. The forward-starting swap was settled in connection with $500 million of unsecured notes that were issued in February 2003. We are obligated to settle the remaining swap agreements no later than the commencement of their term in early 2004. Upon settlement of the swaps, we may be obligated to pay the counterparties a settlement payment, or alternatively to receive settlement proceeds from the counterparties. Any monies paid or received will be amortized to interest expense over the term of the respective note offering.

Market Rate Risk

      During 2002, we sold our investments in marketable securities that were owned as of December 31, 2001, and realized a gain of approximately $0.1 million. In addition, we received marketable securities from a tenant in connection with a lease termination and from the buyout of another company in which we owned common stock. Our cost basis in these investments is zero and the market value of approximately $0.4 million is included in other assets and other comprehensive income as of December 31, 2002.

      In August 2001, we had put option agreements outstanding in connection with the acquisition of certain properties in 1997. We paid approximately $1.4 million in settlement of these put options. We previously recognized approximately $4.1 million as a total potential payment for the put option exercise between the period from August 1999 to August 2000. The difference of approximately $2.7 million between the $4.1 million previously recognized and the $1.4 million actually paid was recognized as a put option settlement during the third quarter 2001.

      During 2001, we recorded a permanent impairment on our investment in marketable securities and reduced the carrying value to a nominal amount, which approximates the current market value. A 10% increase or decrease in the market price of these securities would increase or decrease our investment in these securities by approximately $0.01 million. Changes in the market prices of these securities are required to be reflected as a corresponding adjustment to accumulated other comprehensive income. At December 31, 2001, we had an unrealized holding loss on these investments totaling approximately $0.1 million, which is reflected as accumulated other comprehensive (loss). There will be no impact on earnings or cash flows from market price fluctuations unless we dispose of these investments or write-down the investments upon the determination that these investments have suffered a permanent impairment.

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

      The table below details the costs incurred for each type of improvement.

	For the years ended December 31,

	2002		2001		2000

		Unconsolidated		Unconsolidated		Unconsolidated
	Consolidated	Properties (Equity	Consolidated	Properties (Equity	Consolidated	Properties (Equity
	Properties	Office’s share)	Properties	Office’s share)	Properties	Office’s share)

	(Dollars in thousands)
Capital Improvements
Capital improvements	$46,662	$4,544	$67,536	$4,577	$47,858	$4,736
Development costs	92,214	110,244	141,776	105,370	132,509	77,789
Redevelopment costs(a)	32,976	—	17,308	—	—	—

Total capital improvements	$171,852	$114,788	$226,620	$109,947	$180,367	$82,525

(a)	Properties included in redevelopment for 2002 are Tabor Center, Polk and Taylor Buildings, Worldwide Plaza and 500-600 City Parkway. Redevelopments in 2001 are US Bancorp, 100 Summer and Tabor Center.

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

	For the years ended December 31,

	2002		2001		2000

		Total Cost		Total Cost		Total Cost
		per Square		per Square		per Square
	Total Costs	Foot Leased	Total Costs	Foot Leased	Total Costs	Foot Leased

Consolidated Properties:
Office Properties:
Revenue enhancing	$58,262	$22.82	$24,574	$21.24	$42,106	$27.80

Non-revenue enhancing:
Renewals	$69,710	$8.14	$34,729	$6.71	$33,739	$6.18
Retenanted	124,969	16.91	102,271	15.92	84,009	13.48

Total/ Weighted Average Non-revenue enhancing	$194,679	$12.20	$137,000	$11.81	$117,748	$10.07

Industrial Properties:
Revenue enhancing	$467	$9.65	—	—	—	—

Non-revenue enhancing:
Renewals	$2,540	$2.13	—	—	—	—
Retenanted	686	2.57	110	8.31	—	—

Total/ Weighted Average Non-revenue enhancing	$3,226	$2.21	$110	$8.31	—	—

Unconsolidated Joint Ventures(a):
Revenue enhancing	$2,038	$21.91	$1,250	$25.77	$1,267	$21.98

Non-revenue enhancing:
Renewals	$2,203	$7.80	$1,398	$5.42	$1,682	$4.87
Retenanted	2,227	10.60	4,047	11.41	8,376	21.99

Total/ Weighted Average Non-revenue enhancing	$4,430	$8.99	$5,445	$8.89	$10,058	$13.85

(a)	Represents Equity Office’s share of unconsolidated joint venture tenant improvement and leasing costs. All joint ventures are office properties.

      The above information includes actual capital improvements incurred and tenant improvements and leasing commissions for leases which commenced during the years shown. The amounts included in the consolidated statements of cash flows represent the cash expenditures made during each of these years. The differences between these amounts represent timing differences between the lease commencement dates and the actual cash expenditures as well as expenditures for corporate furniture, fixtures and equipment, software, leasehold improvements and other. The reconciliation between the amounts above for the consolidated properties and the amounts disclosed in the consolidated statements of cash flows are as follows:

	For the years ended December 31,

	2002	2001	2000

	(Dollars in thousands)
Total capital improvements, tenant improvements and leasing commissions	$428,486	$388,304	$340,221
Timing differences	(93)	15,106	12,219
Expenditures for corporate furniture, fixtures and equipment, software, leasehold improvements and other	5,251	34,294	20,711

Total capital improvements, tenant improvements and leasing commissions on the consolidated statements of cash flows	$433,644	$437,704	$373,151

Developments

Consolidated Developments:

      We currently own directly and through joint ventures several properties in various stages of development or pre-development. These developments are funded by working capital and the line of credit. Specifically identifiable direct acquisition, development and construction costs are capitalized, including, where applicable, salaries and related costs, real estate taxes and interest essential to the development of a property. The properties under development and all figures stated below are as of December 31, 2002.

					Equity Office’s

	Estimated				Effective			Total
	Placed				Ownership	Costs	Total	Project	Current
	in Service		Number of	Square	Percentage	Incurred	Estimated	Estimated	Percentage
	Date(a)	Location	Buildings	Feet	(a)	(a)	Costs(a)	Costs(a)	Leased

	(Dollars in thousands)
Wholly-Owned

Kruse Woods V	3Q/2003	Lake Oswego, OR	1	184,000	100%	$10,651	$33,900	$33,900	6%
Douglas Corporate Center II	3Q/2003	Roseville, CA	1	108,000	100%	5,047	16,800	16,800	0%

			2	292,000		15,698	50,700	50,700	4%

Joint Venture

Ferry Building(b),(c)	3Q/2002	San Francisco, CA	1	242,000	(c)	59,932	83,600	107,100	51%
Water’s Edge Phase I	3Q/2002	Los Angeles, CA	2	240,000	87.5%	55,988	74,300	76,500	0%
Foundry Square II(b)	3Q/2002	San Francisco, CA	1	502,200	87.5%	121,688	155,500	177,700	23%

			4	984,200		237,608	313,400	361,300	24%

Unconsolidated Developments:

Wilson/ Equity Office
Developments(b)

Foundry Square IV	1Q/2003	San Francisco, CA	1	232,600	40%	19,853	31,400	77,400	96%

			1	232,600		19,853	31,400	77,400	96%

Grand Total/Weighted Average			7	1,508,800		$273,159	$395,500	$489,400	31%

Balance Sheet Reconciliation of Developments:
Consolidated developments — costs incurred as reflected above:
Wholly-owned	$15,698
Joint venture	237,608
Minority interests portion of consolidated developments	31,431

Total developments in process on the consolidated balance sheet	$284,737

(a)	The Estimated Placed in Service Date represents the date the certificate of occupancy was or is currently anticipated to be obtained. Subsequent to obtaining the certificate of occupancy, the property is expected to undergo a lease-up period.

For consolidated developments, Equity Office’s Costs Incurred and the Total Estimated Costs are based on Equity Office’s Effective Ownership Percentage, and include, for Foundry Square II, Equity Office’s portion of the first mortgage financing described in footnote (b). The Total Project Estimated Costs represent 100% of the development’s estimated costs including Equity Office’s and any unaffiliated parties’ portions.

For unconsolidated developments, the Effective Ownership Percentage represents Equity Office’s direct interest in the development and its indirect interest through its 49.9% interest in Wilson/ Equity Office (“W/EO”). Equity Office’s Costs Incurred and Total Estimated Costs are based on Equity Office’s Effective Ownership Percentage and include Equity Office’s portion of the first mortgage financing described in footnote (b). The Total Project Estimated Costs represent 100% of the development’s estimated costs including Equity Office’s, Wilson Investors’ (“WI”) and any third parties’ portions.

The Total Estimated Costs and the Total Project Estimated Costs are subject to change upon, or prior to, the completion of the development and include amounts required to lease the property.

(b)	Equity Office and WI previously entered into a joint venture agreement to form W/EO for the purpose of developing, constructing, leasing and managing developments in northern California. W/EO is owned 49.9% by Equity Office and 50.1% by WI. William Wilson III, a trustee of Equity Office, through his ownership of WI, owns approximately 22% of W/EO and approximately 30% of any promote to which WI is entitled under the joint venture agreement. Equity Office had agreed to loan up to $25 million to WI for its required contribution to W/EO at a 15% interest rate per annum. All amounts outstanding have been repaid and as a result of the recent transactions with WI described below, the loan commitment has been terminated.

Equity Office created joint ventures with W/EO and, in certain cases, unaffiliated parties for the development of various office properties. Equity Office has agreed to provide first mortgage financing to the ownership entities of each of these developments at the greater of 6.5% or LIBOR plus 3.25%, generally maturing 36 months after initial funding or earlier at the option of Equity Office in the event alternative financing sources are available on terms reasonably acceptable to WI and any unaffiliated party. The aggregate amount of any such financing would generally be capped at 70% of budgeted construction costs (76% in the case of Concar which, at December 31, 2002 had been completed and leased and as such is no longer included in the Developments summary above). At December 31, 2002, Equity Office had committed to make mortgage loans for Foundry Square IV and Concar totaling approximately $96 million, of which approximately $74 million in principal and approximately $.4 million in accrued interest was outstanding. In addition, the mortgage loan commitment on Foundry Square II is approximately $117 million of which approximately $77 million of principal and $.4 million in accrued interest was outstanding as of December 31, 2002.

In December 2002, Equity Office, W/EO and WI completed a transaction pursuant to which Equity Office acquired W/EO’s interests in various projects known as Foundry Square II, Foundry Square III (a land parcel under option), the Ferry Building, San Rafael Corporate Center I and San Rafael Corporate Center II (a land parcel). WI acquired W/EO’s interest in a project known as Larkspur (a land parcel under option) and WI acquired the operating business and all assets of W/EO other than its ownership interests in the development projects known as Foundry Square IV and Concar. In accordance with the W/EO operating agreement, Equity Office may, but is not required to, purchase the W/EO interest in Foundry Square IV and Concar, subsequent to project stabilization. A WI subsidiary will continue providing the development management services to Foundry Square II, the Ferry Building and Concar. Equity Office also engaged a subsidiary of WI to provide leasing brokerage services for Foundry Square II and the Ferry Building. Equity Office’s and W/EO’s interests in Foundry Square IV and Concar remain unchanged as a result of this transaction. Joint ventures with other unaffiliated parties on the projects in which Equity Office acquired W/EO’s interest also remain unchanged as a result of this transaction.

(c)	A joint venture between Equity Office and other unaffiliated parties leased the Ferry Building from the City and County of San Francisco, through its Port Commission (the “Port”). Under this lease, the Port is paid a stated base rent. In addition, once the lessee has received from the project a cumulative preferred return of 8% (prior to stabilization) and 11% (after stabilization), then 50% of the proceeds from the operation and ownership of the project are paid to the Port as percentage rent.

The joint venture is redeveloping the Ferry Building in a manner to permit the use of federal rehabilitation tax credits (“Historic Tax Credits”). Since the original members of the joint venture could not take full advantage of the Historic Tax Credits, the joint venture admitted a new member who could do so. This investor member will contribute approximately $23.5 million in equity to fund a portion of the Total Project Estimated Costs for the project, and will be entitled to a preferred return with an effective annual rate of approximately 3% on its capital investment. The investor member’s interest in the joint venture is subject to put/call rights during the sixth and seventh years after the Ferry Building is placed in service. Upon the purchase of the investor member’s interest pursuant to the put/call, it is estimated that the joint venture will retain approximately $11 million of the capital contributed by the investor member, based on a formula to determine the purchase price for the investor member’s interest and after taking into account the preferred return that will have been paid to the investor member by such time. Through the creation of a master lease, Equity Office’s Effective Ownership Percentage in the net cash flow of the Ferry Building project is effectively 100%, after the payment to the Port of the percentage rent described above and the distribution of preferred returns to the investor member.

      In addition to the developments described above, we own or have under option various land parcels available for development. These sites represent possible future development of up to approximately 12 million square feet of office space. The development of these sites will be impacted by the timing and likelihood of success of the entitlement process, both of which are uncertain. These various sites include, among others: Russia Wharf, Boston, MA; Reston Town Center, Reston, VA; Prominence in Buckhead, Atlanta, GA; Perimeter Center, Atlanta, GA; Tabor Center, Denver, CO; Bridge Pointe, San Diego, CA; La Jolla Centre, San Diego, CA; Orange Center, Orange, CA; Water’s Edge, Los Angeles, CA; Skyport Plaza, San Jose, CA; Foundry Square, San Francisco, CA; San Rafael Corporate Center, San Rafael, CA; Station Oaks, Walnut Creek, CA; Parkshore Plaza, Folsom, CA; City Center Bellevue; Bellevue, WA; and 8th Street, Bellevue, WA.

      Consolidated developments in process increased to approximately $284.7 million at December 31, 2002 compared to $165.0 million at December 31, 2001, primarily due to the consolidation of the Ferry Building and Foundry Square II in 2002 (see Item 8. Financial Statements and Supplementary Data — Note 8 — Investment in Unconsolidated Joint Venture-subfootnote (6)), the commencement of two developments and additional expenditures made during 2002, partially offset by two developments that were placed in service.

Subsequent Events

      The following transactions occurred subsequent to December 31, 2002 through March 13, 2003:

      In January 2003, EOP Partnership issued $500 million of 5.875% unsecured notes due January 15, 2013. Including all offering expenses, the all-in effective rate of the unsecured notes is 5.98%. The notes are guaranteed by Equity Office. Total cash proceeds net of selling commissions and other expenses were approximately $494.9 million. The net proceeds were used to repay $300 million of unsecured notes that matured in February 2003. The remaining net proceeds were used to repay outstanding balances on the line of credit and for general business purposes, including working capital.

      In January 2003, we sold the ABAM Building, Washington Park and the Federal Way office buildings to an unaffiliated party for approximately $13.5 million. The properties comprised three office properties, approximately 114,527 square feet and are located in Seattle, Washington.

      In February 2003, we sold the U.S. West Dex Center office building to an unaffiliated party for approximately $11.6 million. The property comprised one office building, approximately 136,176 square feet and is located in Salt Lake City, Utah.

      In February 2003, we sold the Commerce Park office building to an unaffiliated party for approximately $16.1 million. The property comprised one office building, approximately 94,367 square feet and is located in Santa Monica, CA.

      Effective in February 2003, we amended our third-party insurance coverage for acts of terrorism as a result of the Terrorism Risk Insurance Act of 2002 (“TRIA”) enacted by Congress and signed into law by President Bush on November 26, 2002. We canceled the terrorism insurance program that provided a limit of $270 million in the aggregate per year and replaced it with a limit of $825 million in the current property insurance program which provides coverage for chemical and biological exposure, whereas the previous insurance coverage excluded this exposure. Under TRIA, we have a per occurrence deductible of $750,000 and retain 10% of each and every loss up to a maximum of $33.25 million per occurrence, inclusive of the deductible. The federal government is obligated to cover the remaining 90% of the loss above the deductible up to $100 billion in the aggregate annually.

      In March 2003, we sold the Janss Court office building to an unaffiliated party for approximately $35.5 million. The property comprised one office building, approximately 92,403 square feet, 32 residential units and is located in Santa Monica, CA.

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

Funds From Operations

      Funds from Operation (“FFO”) is a non-GAAP financial measure. We believe FFO, as defined by the Board of Governors of the National Association of Real Estate Investment Trusts (“NAREIT”), to be an appropriate measure of performance for an equity REIT. While FFO is a relevant and widely used measure of operating performance of equity REITs, it does not represent cash flow from operations or net income as defined by GAAP, and it should not be considered as an alternative to these indicators in evaluating liquidity or operating performance.

      The following table reflects the reconciliation of FFO to net income available for Common Shares, the most directly comparable GAAP measure, for the five years ended December 31, 2002:

	For the year ended December 31,

	2002	2001	2000	1999	1998

	(Dollars in thousands)
Net income available for Common Shares	$707,642	$563,796	$424,936	$382,092	$316,827
Add back (deduct):
Net income allocated to minority interests in EOP Partnership	89,205	76,249	59,376	48,172	36,226
Real estate related depreciation and amortization (including Equity Office’s share of unconsolidated joint ventures)	719,240	605,488	453,909	363,275	309,620
Real estate related depreciation and amortization and net gain on sales of real estate included in discontinued operations	(11,114)	8,434	5,476	5,215	3,899
Impairment on assets held for sale	—	2,536	—	—	—
Net gain on sales of real estate (excluding allocation of gain on sale of real estate of $1,473 in 2000 to minority interests)	—	(81,662)	(34,540)	(59,661)	(12,433)
Net gain on sale of unconsolidated joint venture	(429)	—	—	—	—
Extraordinary item	—	1,000	—	—	—
Cumulative effect of a change in accounting principle	—	1,142	—	—	—

Funds from Operations	$1,504,544	$1,176,983	$909,157	$739,093	$654,139

	For the year ended December 31,

	2002	2001	2000	1999	1998

	(Dollars in thousands)
Cash flow provided by (used for):
Operating Activities	$1,390,949	$1,241,601	$907,343	$720,711	$759,151
Investing Activities	$85,173	$(1,348,203)	$(1,311,778)	$(67,138)	$(2,231,712)
Financing Activities	$(1,478,772)	$114,467	$455,353	$(718,315)	$1,310,788
Ratio of earnings to combined fixed charges and preferred share distributions	1.9	1.7	1.7	1.7	1.8

	For the years ended December 31,

	2002	2001	2000	1999	1998

Reconciliation of diluted earnings per share to diluted funds from operations per share:
Net income available for Common Shares	$1.70	$1.55	$1.52	$1.48	$1.24
Add real estate related depreciation and amortization (including Equity Office’s share of unconsolidated joint ventures)	1.53	1.47	1.42	1.25	1.09
Add / deduct real estate related depreciation and amortization and net gain on sales of real estate included in discontinued operations	(0.02)	0.02	0.02	0.02	0.01
Add impairment on assets held for sale	—	0.01	—	—	—
Less gain on sales of real estate	—	(0.20)	(0.11)	(0.20)	(0.04)

Funds from operations available for Common Shares	$3.21	$2.86	$2.85	$2.54	$2.30

      FFO is defined as net income, computed in accordance with GAAP, excluding gains (or losses) from sales of properties (which we believe includes impairments on properties held for sale), plus real estate related depreciation and amortization and after adjustments for unconsolidated partnerships and joint ventures. We believe that FFO is helpful to investors as a measure of the performance of an equity REIT because, along with cash flow from operating activities, investing activities and financing activities, it provides investors with an indication of the ability of a company to incur and service debt, to make capital expenditures and to fund other cash needs. Equity Office computes FFO in accordance with standards established by NAREIT, which may not be comparable to FFO reported by other REITs that do not define the term in accordance with the current NAREIT definition or that interpret the current NAREIT definition differently than Equity Office. FFO does not represent cash generated from operating activities in accordance with GAAP, nor does it represent cash available to pay distributions and should not be considered as an alternative to net income, determined in accordance with GAAP, as an indication of Equity Office’s financial performance or to cash flow from operating activities, determined in accordance with GAAP, as a measure of Equity Office’s liquidity, nor is it indicative of funds available to fund Equity Office’s cash needs, including its ability to make cash distributions.

Item 7A.     Quantitative and Qualitative Disclosures About Market Risk

      Quantitative and qualitative disclosures about market risk are incorporated herein by reference from “Item 7. — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Market Risk.”

Item 8.     Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT AUDITORS

The Board of Trustees and Shareholders of Equity Office Properties Trust

      We have audited the accompanying consolidated balance sheets of Equity Office Properties Trust (“Equity Office”) as of December 31, 2002 and 2001, and the related consolidated statements of operations, shareholders’ equity, net comprehensive income and cash flows for each of the three years in the period ended December 31, 2002. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and the schedule are the responsibility of Equity Office’s management. Our responsibility is to express an opinion on these financial statements and the schedule based on our audits.

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

      In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Equity Office at December 31, 2002 and 2001, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

ERNST & YOUNG LLP

Chicago, Illinois

February 5, 2003, except for Note 26
as to which the date is March 13, 2003

EQUITY OFFICE PROPERTIES TRUST

CONSOLIDATED BALANCE SHEETS

	December 31,

	2002	2001

	(Dollars in thousands,
	except per share amounts)
Assets:
Investment in real estate	$24,625,927	$24,399,658
Developments in process	284,737	164,997
Land available for development	252,852	251,696
Accumulated depreciation	(2,077,613)	(1,494,301)

Investment in real estate, net of accumulated depreciation	23,085,903	23,322,050
Cash and cash equivalents	58,471	61,121
Tenant and other receivables (net of allowance for doubtful accounts of $11,695 and $7,794, respectively)	77,597	120,425
Deferred rent receivable	331,932	269,796
Escrow deposits and restricted cash	29,185	196,289
Investments in unconsolidated joint ventures	1,087,815	1,321,127
Deferred financing costs (net of accumulated amortization of $48,801 and $36,198, respectively)	67,151	77,880
Deferred leasing costs (net of accumulated amortization of $115,710 and $78,600, respectively)	235,002	187,336
Prepaid expenses and other assets (net of discounts of $66,557 and $67,413, respectively)	273,727	252,398

Total Assets	$25,246,783	$25,808,422

Liabilities, Minority Interests and Shareholders’ Equity:
Mortgage debt (including a net discount of $(12,584) and $(11,761), respectively)	$2,507,890	$2,650,338
Unsecured notes (including a net premium of $41,151 and $17,487, respectively)	9,057,651	9,093,987
Line of credit	205,700	244,300
Accounts payable and accrued expenses	560,101	570,744
Distribution payable	5,654	6,060
Other liabilities	391,963	330,277

Total Liabilities	12,728,959	12,895,706

Commitments and contingencies	—	—
Minority Interests:
EOP Partnership	1,246,543	1,423,333
Partially owned properties	185,809	181,017

Total Minority Interests	1,432,352	1,604,350

Shareholders’ Equity:
Preferred Shares, 100,000,000 authorized:
8.98% Series A Cumulative Redeemable Preferred Shares, liquidation preference $25.00 per share, 0 and 7,994,000 issued and outstanding	—	199,850
5.25% Series B Convertible, Cumulative Redeemable Preferred Shares, liquidation preference $50.00 per share, 5,990,000 issued and outstanding	299,500	299,500
8.625% Series C Cumulative Redeemable Preferred Shares, liquidation preference $25.00 per share, 4,562,900 issued and outstanding	114,073	114,073
7.875% Series E Cumulative Redeemable Preferred Shares, liquidation preference $25.00 per share, 6,000,000 issued and outstanding	150,000	150,000
8.0% Series F Cumulative Redeemable Preferred Shares, liquidation preference $25.00 per share, 4,000,000 issued and outstanding	100,000	100,000
7.75% Series G Cumulative Redeemable Preferred Shares, liquidation preference $25.00 per share, 8,500,000 and 0 issued and outstanding	212,500	—
Common Shares, $0.01 par value; 750,000,000 shares authorized, 411,200,998 and 414,548,673 issued and outstanding, respectively	4,112	4,145
Additional paid in capital	10,691,610	10,788,273
Deferred compensation	(15,472)	(19,822)
Dividends in excess of accumulated earnings	(452,636)	(327,537)
Accumulated other comprehensive (loss)	(18,215)	(116)

Total Shareholders’ Equity	11,085,472	11,308,366

Total Liabilities, Minority Interests and Shareholders’ Equity	$25,246,783	$25,808,422

See accompanying notes.

EQUITY OFFICE PROPERTIES TRUST

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the years ended December 31,

	2002	2001	2000

	(Dollars in thousands,
	except per share amounts)
Revenues:
Rental	$2,714,705	$2,384,187	$1,705,353
Tenant reimbursements	505,822	444,503	322,145
Parking	115,664	125,284	109,769
Other	131,657	71,690	47,788
Fee income	15,907	15,085	10,931
Interest / dividends	22,327	40,214	36,076

Total revenues	3,506,082	3,080,963	2,232,062

Expenses:
Interest:
Expense incurred	810,129	726,930	523,860
Amortization of deferred financing costs and prepayment expenses	4,886	14,996	11,493
Depreciation	631,262	524,632	394,775
Amortization	52,930	41,964	26,420
Real estate taxes	373,787	341,550	265,591
Insurance	44,341	21,840	12,002
Repairs and maintenance	351,139	296,948	230,775
Property operating	348,736	309,255	233,758
Ground rent	20,446	16,812	9,896
General and administrative	137,468	109,672	88,696
Impairment on securities and other investments	—	132,684	—
Impairment on assets held for sale	—	2,536	—

Total expenses	2,775,124	2,539,819	1,797,266

Income before income taxes, allocation to minority interests, income from investment in unconsolidated joint ventures and net gain on sales of real estate	730,958	541,144	434,796
Income taxes	(9,394)	(8,814)	(2,719)
Minority Interests:
EOP Partnership	(89,205)	(76,249)	(59,376)
Partially owned properties	(7,200)	(8,685)	(6,843)
Income from investment in unconsolidated joint ventures	106,852	69,203	56,251
Net gain on sales of real estate	—	81,662	36,013

Income from continuing operations	732,011	598,261	458,122
Discontinued operations (including net gain on sales of real estate of $17,926 in 2002)	38,204	22,063	12,738

Income before extraordinary item and cumulative effect of a change in accounting principle	770,215	620,324	470,860
Extraordinary item	—	(1,000)	—
Cumulative effect of change in accounting principle	—	(1,142)	—

Net income	770,215	618,182	470,860
Put option settlement	—	2,655	(2,576)
Preferred distributions, net	(62,573)	(57,041)	(43,348)

Net income available for Common Shares	$707,642	$563,796	$424,936

Earnings per share — basic:
Income from continuing operations	$1.76	$1.65	$1.64

Net income available for Common Shares	$1.71	$1.57	$1.53

Weighted average Common Shares outstanding	414,689,029	360,026,097	277,186,733

Earnings per share — diluted:
Income from continuing operations	$1.75	$1.64	$1.62

Net income available for Common Shares	$1.70	$1.55	$1.52

Weighted average Common Shares and common share equivalents outstanding	469,138,720	411,986,897	318,997,407

Distributions declared per Common Share outstanding	$2.00	$1.90	$1.74

See accompanying notes.

EQUITY OFFICE PROPERTIES TRUST

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

	For the years ended December 31,

	2002	2001	2000

	(Dollars in thousands)
Preferred Shares:
Balance, beginning of period	$863,423	$613,923	$615,000
Redemption of 8.98% Series A Cumulative Redeemable Preferred Shares	(199,850)	—	—
9.45% Series D Cumulative Redeemable issued in the Spieker Merger	—	106,250	—
7.875% Series E Cumulative Redeemable issued in the Spieker Merger	—	150,000	—
8.0% Series F Cumulative Redeemable issued in the Spieker Merger	—	100,000	—
Issuance of 7.75% Series G Cumulative Redeemable Preferred Shares	212,500	—	—
Conversion of Series B Cumulative Redeemable Preferred Shares to Common Shares	—	(500)	—
Redemptions	—	(106,250)	(1,077)

Balance, end of period	$876,073	$863,423	$613,923

Common Shares, $0.01 par Value Per Share:
Balance, beginning of period	$4,145	$3,053	$2,499
Issuance of Common Shares for Spieker Merger	—	1,015	—
Issuance of Common Shares for Cornerstone Merger	—	—	512
Issuance of Common Shares through exercise of share options	17	33	36
Issuance of Common Shares in exchange for Units	26	21	48
Conversion of redeemable common shares	—	17	—
Common Shares issued for restricted shares, trustee fees and for the dividend reinvestment plan, net of restricted shares retired	3	6	5
Common Shares repurchased	(79)	—	(47)

Balance, end of period	$4,112	$4,145	$3,053

Additional Paid in Capital:
Balance, beginning of period	$10,788,273	$7,595,918	$6,229,340
Issuance of Common Shares for Spieker Merger	—	2,972,979	—
Issuance of share options in the Spieker Merger	—	18,701	—
Issuance of Common Shares for Cornerstone Merger	—	—	1,268,088
Issuance of Common Shares through exercise of share options	39,998	72,326	81,920
Issuance of Common Shares in exchange for Units	62,163	57,850	127,442
Conversion of redeemable common shares	—	49,983	—
Common Shares issued for restricted Common Shares, trustee fees and for the dividend reinvestment plan, net of restricted Common Shares retired	11,869	15,240	12,912
Offering costs	(7,042)	(65)	(28)
Conversion of Series B preferred shares to common shares	—	500	—
Common Shares repurchased	(196,803)	—	(119,586)
Adjustment for minority interests ownership in EOP Partnership	(6,848)	4,841	(4,170)

Balance, end of period	$10,691,610	$10,788,273	$7,595,918

Deferred Compensation:
Balance, beginning of period	$(19,822)	$(14,871)	$(10,064)
Restricted Shares granted	(17,060)	(17,519)	(13,274)
Restricted Shares retired	7,669	3,328	757
Amortization of restricted shares	13,741	9,240	7,710

Balance, end of period	$(15,472)	$(19,822)	$(14,871)

Distributions in Excess of Accumulated Earnings:
Balance, beginning of period	$(327,537)	$(152,695)	$(71,640)
Net income	770,215	618,182	470,860
Put option settlement	—	2,655	(2,576)
Preferred distributions, net	(62,573)	(57,041)	(43,348)
Distributions to common shareholders	(832,741)	(738,638)	(505,991)

Balance, end of period	$(452,636)	$(327,537)	$(152,695)

See accompanying notes.

EQUITY OFFICE PROPERTIES TRUST

CONSOLIDATED STATEMENTS OF NET COMPREHENSIVE INCOME

	For the years ended December 31,

	2002	2001	2000

	(Dollars in thousands)
Net income	$770,215	$618,182	$470,860
Other comprehensive income (loss):
Unrealized holding loss on forward starting interest rate swaps	(18,611)	—	—
Reclassification adjustment for realized gains included in net income	116	—	—
Unrealized holding gains (losses) from investments	396	(2,699)	(39,193)
Recognition of permanent impairment on marketable securities	—	30,838	—

Net comprehensive income	$752,116	$646,321	$431,667

See accompanying notes.

EQUITY OFFICE PROPERTIES TRUST

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the years ended December 31,

	2002	2001	2000

	(Dollars in thousands)
Operating Activities:
Net income	$770,215	$618,182	$470,860
Adjustments to reconcile net income to net cash provided by operating activities:
Interest/dividend income accrued but not received	—	(9,852)	(5,934)
Amortization of discounts included in interest/dividend income	(856)	(2,919)	(958)
Amortization of deferred revenue included in other income	—	(3,073)	(5,715)
Depreciation and amortization (including discontinued operations)	695,892	590,214	438,219
Amortization of premiums/discounts on unsecured notes and terminated interest rate protection agreements included in interest expense	(7,183)	3,167	3,980
Impairment on securities and other investments	—	132,684	—
Impairment on assets held for sale	—	2,536	—
Compensation related to restricted shares issued to employees	14,961	9,240	7,710
Income from unconsolidated joint ventures	(106,852)	(69,203)	(56,251)
Net gain on sales of real estate (including discontinued operations)	(17,926)	(81,662)	(36,013)
Extraordinary items	—	1,000	—
Cumulative effect of a change in accounting principle	—	1,142	—
Provision for doubtful accounts	27,995	26,124	6,349
Income allocated to minority interests	96,405	84,934	66,219
Changes in assets and liabilities:
Decrease (increase) in rents receivable	30,236	(22,655)	(41,517)
(Increase) in deferred rent receivables	(77,123)	(75,555)	(72,351)
(Increase) decrease in prepaid expenses and other assets	(27,861)	(5,051)	12,819
(Decrease) increase in accounts payable and accrued expenses	(22,883)	21,434	119,470
Increase in other liabilities	15,929	20,914	456

Net cash provided by operating activities	1,390,949	1,241,601	907,343

EQUITY OFFICE PROPERTIES TRUST
CONSOLIDATED STATEMENTS OF CASH FLOWS — (Continued)

	For the years ended December 31,

	2002	2001	2000

	(Dollars in thousands)
Investing Activities:
Property acquisitions	(53,067)	(104,748)	(69,914)
Acquisition of Spieker Properties, Inc.	—	(1,076,957)	—
Acquisition of Cornerstone Properties, Inc.	—	—	(1,159,440)
Property dispositions	377,150	361,353	352,375
Capital and tenant improvements	(328,930)	(360,065)	(293,711)
Lease acquisition costs	(104,714)	(77,639)	(79,440)
Decrease in escrow deposits and restricted cash	167,026	28,064	118,386
Distributions from unconsolidated joint ventures	199,665	131,983	174,817
Investments in unconsolidated joint ventures	(198,040)	(249,893)	(228,924)
Redemption of CT Convertible Trust I Preferred Stock	20,086	—	—
Investment in securities	—	(683)	(87,075)
Repayments of (investment in) notes receivable	5,997	382	(39,056)
Contributions from minority interest partner in partially owned properties	—	—	204

Net cash provided by (used for) investing activities	85,173	(1,348,203)	(1,311,778)

Financing Activities:
Proceeds from mortgage debt	14,427	140,000	270,000
Principal payments on mortgage debt	(156,052)	(458,731)	(460,111)
Prepayment penalties on early extinguishment of debt	—	(5,000)	—
Proceeds from unsecured notes	239,127	1,386,598	2,180,785
Repayment of unsecured notes	(310,000)	(100,000)	—
Proceeds from lines of credit	1,336,350	3,206,050	5,168,975
Principal payments on lines of credit	(1,374,950)	(3,152,036)	(5,986,516)
Payments of loan costs	(4,296)	(10,481)	(39,245)
Settlement of interest rate swap agreements	42,810	47,369	—
Distributions to minority interests in partially owned properties	(10,401)	(5,878)	(13,732)
Repurchase of preferred shares	(199,850)	(106,250)	(890)
Issuance of preferred shares	205,645	—	—
Payment of offering costs	(187)	(65)	(28)
Proceeds from exercise of share options	40,015	71,835	81,956
Distributions to shareholders and unitholders	(935,083)	(837,659)	(578,893)
Repurchase of Common Shares	(196,882)	—	(119,633)
Redemption of Units	(106,690)	(1,245)	(3,780)
Put option settlement	—	(1,467)	—
Payment of preferred distributions	(62,755)	(58,573)	(43,535)

Net cash (used for) provided by financing activities	(1,478,772)	114,467	455,353

Net (decrease) increase in cash and cash equivalents	(2,650)	7,865	50,918
Cash and cash equivalents at the beginning of the year	61,121	53,256	2,338

Cash and cash equivalents at the end of the year	$58,471	$61,121	$53,256

Supplemental Information:
Interest paid during the period, including capitalized interest of $21,447, $25,871 and $14,764, respectively	$836,573	$679,537	$498,012

EQUITY OFFICE PROPERTIES TRUST
CONSOLIDATED STATEMENTS OF CASH FLOWS — (Continued)

	For the years ended December 31,

	2002	2001	2000

	(Dollars in thousands)
Non-Cash Investing and Financing Activities:
Issuance of unsecured notes at a discount of $10,048 in exchange for $250 million MandatOry Par Put Remarketed SecuritiesSM	$(254,631)	$—	$—

Exchange of $250 million MandatOry Par Put Remarketed SecuritiesSM, including an unamortized premium of $4,631, for $264,679 notes due 2012 issued in February 2002	$254,631	$—	$—

Escrow deposits used for property acquisitions	$70,030	$—	$37,105

Escrow deposits provided by property dispositions	$(70,025)	$(184,458)	$(167,922)

Mortgage loans, unsecured notes and line of credit assumed in the Spieker Merger	$—	$2,125,610	$—

Net liabilities assumed in the Spieker Merger	$—	$125,558	$—

Minority interest in partially owned properties assumed in the Spieker Merger	$—	$1,272	$—

Common Shares, share options and Units issued in the Spieker Merger	$—	$3,483,326	$—

Preferred shares issued in the Spieker Merger	$—	$356,250	$—

Mortgage loans and line of credit assumed in the Cornerstone Merger	$—	$—	$1,720,449

Net liabilities assumed in the Cornerstone Merger	$—	$—	$19,792

Minority interest in partially owned properties assumed in the Cornerstone Merger	$—	$—	$174,470

Common Shares, share options and Units issued in connection with the Cornerstone Merger	$—	$—	$1,574,625

Units issued in connection with property acquisitions	$—	$—	$9,685

Mortgage loan assumed/ promissory notes issued in connection with property acquisitions	$—	$—	$65,661

Mortgage loan assumed by purchaser in connection with property disposition	$—	$—	$(11,369)

Deferred revenue recorded in connection with receipt of securities	$—	$—	$11,317

See accompanying notes.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — BUSINESS AND FORMATION OF EQUITY OFFICE

      As used herein, “Equity Office” means Equity Office Properties Trust, a Maryland real estate investment trust, together with its subsidiaries, including EOP Operating Limited Partnership, a Delaware limited partnership (“EOP Partnership”), and the predecessors thereof (“Equity Office Predecessors”), except where the context otherwise requires. Equity Office was organized in 1996 to continue and expand the national office property business organized by Mr. Samuel Zell, Chairman of the Board of Trustees of Equity Office, and to complete the consolidation of the Equity Office Predecessors (the “Consolidation”). Equity Office completed its initial public offering (the “IPO”) on July 11, 1997, having sold its common shares of beneficial interest, $0.01 par value per share (“Common Shares”). The net proceeds from the IPO were contributed to EOP Partnership in exchange for units of partnership interest (“Units”). Equity Office is a fully integrated, self-administered and self-managed real estate company principally engaged, through its subsidiaries, in owning, managing, leasing, acquiring and developing office properties. At December 31, 2002, Equity Office owned or had an interest in 734 office properties (the “Office Properties”) comprising approximately 125.7 million rentable square feet of office space and 77 industrial properties (the “Industrial Properties”) comprising approximately 6.0 million rentable square feet of industrial space (together with the Office Properties, the “Properties”). The Office Properties were, on a weighted average basis, 88.6% occupied at December 31, 2002, and are located in 138 submarkets in 32 markets in 20 states and the District of Columbia. The Office Properties, by rentable square feet, are located approximately 41.1% in central business districts (“CBDs”) and approximately 58.9% in suburban markets.

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

      Equity Office owns substantially all of its assets and conducts all of its operations through EOP Partnership and its subsidiary entities. Equity Office is the sole general partner of, and owned at December 31, 2002 an approximate 89.1% interest in, EOP Partnership. Due to Equity Office’s ability as general partner to control EOP Partnership and various other property holding entities and other subsidiaries, each such entity has been consolidated for financial reporting purposes.

      The Consolidation and Equity Office’s mergers with Spieker Properties, Inc., Cornerstone Properties Inc. and Beacon Properties Corporation were accounted for using the purchase method in accordance with Accounting Principles Board Opinion No. 16 and Statement of Financial Accounting Standards No. 141, Business Combinations. The fair value of the consideration given in these transactions was used as the valuation basis for the transactions. The assets acquired and liabilities assumed in these transactions were recorded at their fair values as of the closing dates of the transactions. The results of operations of the companies acquired in the mergers for the period from their respective closing dates were included in the consolidated statements of operations.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — (continued)

depreciated over their estimated useful lives using the straight-line method. The estimated useful lives by asset category are:

Asset Category	Estimated Useful Life

Building	40 years
Building improvements	4-40 years
Tenant improvements	Term of lease
Furniture and fixtures	3-12 years

      Rental properties are individually evaluated for impairment when conditions exist which may indicate that it is probable that the sum of expected future cash flows (on an undiscounted basis) from a rental property over the anticipated holding period is less than its historical net cost basis. Upon determination that a permanent impairment has occurred, rental properties are reduced to their fair value. For properties to be disposed of, an impairment loss is recognized when the fair value of the property, less the estimated cost to sell, is less than the carrying amount of the property measured at the time Equity Office has a commitment to sell the property and/or is actively marketing the property for sale. A property to be disposed of is reported at the lower of its carrying amount or its estimated fair value, less its cost to sell. Subsequent to the date that a property is held for disposition, depreciation expense is not recorded.

      The FASB issued Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long Lived Assets. Statement 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. The provisions of Statement 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years. We adopted the standard in 2002 and it did not have a material effect on our financial condition or results of operations.

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

Investments in Unconsolidated Joint Ventures

      Investments in unconsolidated joint ventures are accounted for using the equity method of accounting because Equity Office does not have control over the activities of the investees. The net equity investment of Equity Office is reflected on the consolidated balance sheets, and the consolidated statements of operations include Equity Office’s share of net income or loss from the unconsolidated joint ventures. Any difference between the carrying amount of these investments on the consolidated balance sheet of Equity Office and the value of the underlying equity is depreciated as an adjustment to income from unconsolidated joint ventures over 40 years. In 2001, Equity Office adopted SFAS 142 “Goodwill and Other Intangible Assets” upon its effective date and it did not have an effect on the consolidated financial statements.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — (continued)

Revenue Recognition

      Certain leases provide for tenant occupancy during periods for which no rent is due or where minimum rent payments increase during the term of the lease. Equity Office records rental income for the full term of each lease on a straight-line basis. Accordingly, a receivable is recorded from tenants for the current difference between the straight-line rent and the rent that is contractually due from the tenant (“Deferred Rent Receivable”). When a property is acquired, the term of existing leases is considered to commence as of the acquisition date for purposes of this calculation. The amounts included in rental income for the years ended December 31, 2002, 2001 and 2000, which had not yet been billed as of such dates, were approximately $72.9 million, $69.1 million and $69.8 million, respectively. Deferred rental revenue is not recognized for income tax purposes.

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

      The fair value of the fixed-rate mortgage debt and unsecured notes as of December 31, 2002 was approximately $1.0 billion higher than the book value of approximately $11.5 billion primarily due to the general decrease in market interest rates on secured and unsecured debt. As of December 31, 2001, the fair value of our fixed-rate debt approximated book value. The fair value of the mortgage debt and the unsecured notes was determined by discounting the spread between the future contractual interest payments and the future interest payments based on a market rate. The fair value of the interest rate swap agreements was determined by third party quotations. In addition, management believes that the carrying values of cash equivalents, restricted cash, escrow deposits, tenant and other rents receivable, prepaid expenses and other assets, accounts payable and accrued expenses and other liabilities are reasonable estimates of their fair value.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — (continued)

      In June 1998, the FASB issued Statement No. 133 “Accounting for Derivative Instruments and Hedging Activities” as amended by FASB Statement Nos. 137 and 138, which is effective for financial statements for all fiscal quarters of fiscal years beginning after June 15, 2000. The statement requires recording all derivative instruments as assets or liabilities, measured at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives either will be offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative’s change in fair value will be immediately recognized in earnings. Equity Office adopted the standard on January 1, 2001 and recorded a cumulative effect of a change in accounting principle resulting in a loss of approximately $1.1 million in the year ended December 31, 2001.

Deferred Revenue

      During 2000 and 1999, Equity Office received common stock and/or warrants to purchase common stock for allowing companies that provide telecommunication and other services access to the Properties. The securities received from these companies were recorded as deferred revenue at fair value at the time such securities were earned and were included in other liabilities on the balance sheet. The deferred revenue was being amortized into other income over the terms of the respective license agreements. During 2001, it was determined that there was no remaining future benefit period for the unamortized deferred revenue. The unamortized deferred revenue balance as of December 31, 2001 and 2000 was $0 and $37.2 million, respectively. The amount of deferred revenue recognized in other income, net of the write-off of the related securities, for the years ended December 31, 2001 and 2000 was approximately $3.1 million and $5.7 million, respectively.

Income Taxes

      The Office Properties and Industrial Properties primarily are owned by limited partnerships or limited liability companies, which are substantially pass-through entities. However, various consolidated entities owned by Equity Office are individually subject to certain taxes. Some of the pass-through entities have corporate general partners or members, which are subject to federal and state income and franchise taxes. In addition, the property management business is owned by a corporation and is subject to federal and state income and franchise taxes.

      Equity Office has elected to be taxed as a REIT, under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the “Code”). As a REIT, Equity Office generally will not be subject to federal income tax if it distributes 100% of its taxable income for each tax year to its shareholders. REITs are subject to a number of organizational and operational requirements. If Equity Office fails to qualify as a REIT in any taxable year, it will be subject to federal income tax (including any applicable alternative minimum tax) on its taxable income at regular corporate tax rates. Even if Equity Office qualifies for taxation as a REIT, Equity Office may be subject to state and local income taxes and to federal income tax and excise tax on its undistributed income. In addition, taxable income from non-REIT activities managed through taxable REIT subsidiaries is subject to federal, state and local income taxes. The aggregate cost of land and depreciable property for federal income tax purposes as of December 31, 2002 and 2001 was approximately $14.8 billion and $15.0 billion, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — (continued)

Reconciliation Between Net Income and Estimated Taxable Income (Unaudited):

	For the years ended December 31,

	2002	2001	2000

	(Dollars in thousands)
Net income available to Common Shares	$707,642	$563,796	$424,936
Straight-line rent adjustments	(72,891)	(69,149)	(69,822)
Preferred distributions not deductible for tax	62,573	57,041	43,348
Tax gain on sale of real estate in excess of GAAP gain	72,658	82,219	30,064
Depreciation/amortization timing differences on real estate	146,389	146,277	109,071
Other adjustments	(74,635)	(55,617)	(11,204)

Taxable income before adjustments	841,736	724,567	526,393
Less capital gains	(90,584)	(163,881)	(66,077)

Adjusted taxable income subject to 90% dividend requirement	$751,152	$560,686	$460,316

Reconciliation Between Cash Distributions Paid and Distributions Paid Deduction (Unaudited):

	For the years ended December 31,

	2002	2001	2000

	(Dollars in thousands)
Cash dividends paid	$895,314	$795,679	$549,339
Less: Dividends designated to prior year	—	—	(39,138)

Dividends paid deduction	$895,314	$795,679	$510,201

Characterization of Distributions (Unaudited):

	For the years ended December 31,

	2002		2001		2000

	$	%	$	%	$	%

	(Dollars in thousands)
Ordinary income	$694,986	83.5%	$516,782	70.0%	$437,249	86.4%
Return of capital	53,578	6.4%	71,112	9.6%	16,192	3.2%
Capital gains	60,656	7.3%	130,618	17.7%	42,024	8.3%
Unrecaptured section 1250 gain	23,521	2.8%	20,126	2.7%	10,526	2.1%

Common distributions	832,741	100.0%	738,638	100.0%	505,991	100.0%

Preferred distributions	62,573		57,041		43,348

Total REIT distributions	$895,314		$795,679		$549,339

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — (continued)

Such transactions and the proceeds therefrom are treated as capital transactions. As of December 31, 2002 and 2001, Equity Office had an 89.1% and 88.0% interest in EOP Partnership, respectively.

Partially Owned Properties

      Minority interests in consolidated Properties are reflected in the consolidated balance sheets as “Minority interests — partially owned properties” and represents the minority interests’ share in the assets and liabilities of the Properties. The earnings or losses from these properties attributable to the minority interests are reflected as “Minority interests — Partially owned properties” in the consolidated statements of operations.

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

Reclassifications

      Certain reclassifications have been made to the previously reported 2001 and 2000 statements in order to provide comparability with the 2002 statements reported herein. These reclassifications have not changed the 2001 or 2000 results of operations or shareholders’ equity.

NOTE 3 — MERGERS

Spieker Merger

      On July 2, 2001, Spieker Properties, Inc. (“Spieker”) merged into Equity Office and Spieker Properties, L.P. (“Spieker Partnership”), Spieker’s operating partnership subsidiary, merged into EOP Partnership (collectively, the “Spieker Merger”) which was accounted for using the purchase method. The transaction valued Spieker (including the outside interests in Spieker Partnership) at approximately $7.2 billion, which included transaction costs, the assumption of approximately $2.1 billion in debt and the issuance of 14.25 million of Equity Office preferred shares valued at approximately $356.3 million. Equity Office paid approximately $1.1 billion in cash and issued approximately 101.5 million Common Shares and EOP Partnership issued approximately 16.7 million Units to third parties, each valued at $29.29 per Common Share/ Unit. Equity Office financed the $1.1 billion cash portion of the purchase price using a combination of available cash and a new $1.0 billion bridge loan facility that was entered into before the closing of the Spieker Merger. The $1.0 billion bridge loan facility had a term of 364 days and an interest rate based on LIBOR plus 80 basis points. The $1.0 billion bridge loan facility was repaid in full with the net proceeds from the issuance of $1.4 billion of unsecured notes in July 2001 and terminated upon the repayment. Through the Spieker Merger, Equity Office acquired 391 Office Properties comprising approximately 28.3 million square feet, 98 Industrial Properties comprising approximately 10.1 million square feet and several development properties which added to Equity Office’s ownership in key markets across the western United States.

      Shortly after completion of the Spieker Merger, Equity Office expanded its Board of Trustees from 13 to 16 members. The new members are Warren E. Spieker, Jr., previous chairman of Spieker, and Craig G. Vought and John A. Foster, previous Co-Chief Executive Officers of Spieker.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

NOTE 3 —	MERGERS — (continued)

      The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition:

(Dollars in thousands)

Investment in real estate	$7,168,973
Other assets	47,824

Total assets acquired	7,216,797

Mortgage debt, unsecured notes and lines of credit	(2,125,610)
Other liabilities	(173,382)

Total liabilities assumed	(2,298,992)

Minority interest in partially owned properties	(1,272)

Common Shares, Units and stock options issued	(3,483,326)
Preferred shares issued	(356,250)

Total equity issued	(3,839,576)

Total cash used for Spieker Merger	$(1,076,957)

Cornerstone Merger

      On June 19, 2000, Cornerstone Properties Inc. (“Cornerstone”) merged into Equity Office and Cornerstone Properties Limited Partnership (“Cornerstone Partnership”), Cornerstone’s operating partnership subsidiary, merged into EOP Partnership (collectively, the “Cornerstone Merger”). The transaction, which was accounted for by the purchase method, valued Cornerstone, including the outside interests in Cornerstone Partnership at approximately $4.5 billion, which included transaction costs, the assumption of approximately $1.7 billion in debt, the redemption of 3.0 million shares of Cornerstone preferred stock valued at $18.00 per share, including accrued but unpaid dividends for a total of approximately $57.6 million, the redemption of approximately 58.5 million of Cornerstone common stock valued at $18.00 per share for a total of approximately $1.1 billion, the issuance of approximately 51.2 million Common Shares and the issuance by EOP Partnership of approximately 12.4 million Units valued at $24.68 per Common Share/ Unit. We financed the $1.2 billion in cash from our credit facilities. As a result of the Cornerstone Merger, Equity Office acquired an interest in 82 Office Properties containing approximately 18.9 million square feet of office space.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

NOTE 4 — INVESTMENT IN REAL ESTATE

      Investment in real estate, including Office Properties, Industrial Properties, properties under development and vacant land, was as follows:

	December 31,

	2002	2001

	(Dollars in thousands)
Land	$2,878,102	$2,820,079
Land available for development	252,852	251,696
Building	20,545,623	20,392,703
Building improvements	446,808	574,744
Tenant improvements	683,142	552,090
Furniture and fixtures	72,252	60,042
Developments in process	284,737	164,997

Gross investment in real estate	25,163,516	24,816,351
Accumulated depreciation	(2,077,613)	(1,494,301)

Net investment in real estate	$23,085,903	$23,322,050

      During 2002, the Army and Navy Club Building and Liberty Plaza were acquired for a total of approximately $92.3 million from an unaffiliated party. These properties are located in Washington, D.C. and comprise approximately 260,372 square feet of office space.

      During 2001, in addition to the properties acquired in the Spieker Merger, the Three Lafayette Centre office building was acquired for a total cost of approximately $68.7 million from an unaffiliated party. The property is located in Washington, D.C. and comprises approximately 259,441 square feet.

      During 2000, in addition to the Properties acquired in the Cornerstone Merger, several Properties, or the remaining interests therein, were acquired for a total cost of approximately $130.2 million. These Properties comprised approximately 317,616 square feet.

NOTE 5 — DISPOSITIONS

2002

      During 2002, Equity Office disposed of 45 office properties, four parking facilities (see Note 8 sub footnote (4)), two industrial properties and three land parcels in separate transactions to various unaffiliated parties for approximately $508.3 million. The total gain on the sale of these properties was approximately $17.9 million. The sold office properties consisted of approximately 3,113,189 square feet, the industrial properties consisted of approximately 77,072 square feet, and the parking facilities consisted of approximately 7,464 parking spaces.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

NOTE 5 — DISPOSITIONS — (continued)

2000

      During 2000, Equity Office disposed of seven office properties totaling approximately 964,136 square feet, 11 parking facilities and a partial interest in two Office Properties for approximately $536.0 million and recognized a total net gain on sale of real estate of approximately $36.0 million.

Segment Reporting

      For segment reporting purposes, the office properties, the apartment property and the land parcels that were sold are included in the “Office Properties” segment and the industrial properties and parking facilities that were sold are included in the “Corporate and Other” segment.

      Below is a summary of the results of operations of these properties through their respective disposition dates:

	For the year ended			For the year ended
	December 31,			December 31,

	2002	2001	2000	2001	2000

				Properties Sold Prior
	Properties Sold in 2002			to 2002

(Dollars in thousands)
Property revenues	$40,436	$49,167	$32,091	$37,787	$71,582
Interest income	54	18	90	—	288

Total revenues	40,490	49,185	32,181	37,787	71,870

Interest expense	(24)	1,321	1,927	2,390	2,718
Depreciation and amortization	6,812	8,622	5,531	5,526	11,936
Property operating expenses	13,280	17,040	11,869	10,991	22,596
Ground rent	43	116	116	—	—
General and administrative	—	—	—	355	156

Total expenses	20,111	27,099	19,443	19,262	37,406

Income before income taxes, allocation to minority interests and net gain on sales of real estate	20,379	22,086	12,738	18,525	34,464
Income taxes	(101)	(23)	—	—	—
Minority interest — partially owned properties	—	—	—	—	(1,457)
Net gain on sales of real estate	17,926	—	—	81,662	36,013

Net income	$38,204	$22,063	$12,738	$100,187	$69,020

Property net operating income	$27,156	$32,127	$20,222	$26,796	$48,986

NOTE 6 — INVESTMENT IN NOTES RECEIVABLE AND PREFERRED STOCK

      The following investments are included in Prepaid Expenses and Other Assets:

      During 1999, a 67% share of a $202.2 million mezzanine-level debt position was acquired for approximately $73.9 million as part of a debt restructuring related to the SunAmerica Center office property. The unamortized discount to the face amount of the note of approximately $62.9 million may be amortized to interest income based on the estimated yield of the investment. The note accrues interest at 7.25% per annum and matures in August 2014 and is payable based on cash flow, as defined in the respective loan agreement. Equity Office recognizes interest income on this investment based on actual cash receipts. In addition, Equity Office has the option to acquire 67% of the aggregate face amount of two other subordinate notes from the current holder, an affiliate of the property owner. The aggregate face amount of these notes is $15.0 million.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

NOTE 6 — INVESTMENT IN NOTES RECEIVABLE AND PREFERRED STOCK — (continued)

      In July 1998, 50,000 preferred shares of CT Convertible Trust I, an investment management and real estate finance company, were acquired for approximately $48.5 million. The preferred shares have a liquidation preference of $1,000 each. The discount of $1.5 million is being amortized as additional dividend income over the term of 20 years. The terms of the preferred shares are as follows:

(a) For 60% of the investment, or approximately $30 million of the preferred shares:

•	the coupon rate of 8.25% per annum remains fixed through March 31, 2002. Thereafter, the rate will increase to the greater of:

•	10% per annum, increasing by 75 basis points per annum commencing October 1, 2004 and on each October 1 thereafter, or
•	a rate equal to Capital Trust, Inc.’s then annual dividend per common share divided by $7.00;

•	the conversion price is $7.00 per share;
•	the common share equivalent is fixed at 4,285,714 shares; and
•	the preferred shares are callable through September 30, 2004.

(b) For 40% of the investment, or approximately $20 million of the preferred shares:

•	the coupon rate is 13.0% per annum and is fixed until October 1, 2004 when it will increase by 75 basis points per annum; and
•	the preferred shares are callable at any time.

      On September 30, 2002, CT Convertible Trust I redeemed the non-convertible amount of its preferred securities at par, including accrued dividends. Equity Office received approximately $20.1 million upon the redemption. Equity Office still has an approximate $29.2 million investment in the convertible portion of the preferred securities of CT Convertible Trust I.

NOTE 7 —	IMPAIRMENT ON SECURITIES, OTHER INVESTMENTS AND ASSETS HELD FOR SALE

      During 2001, an impairment on securities and other investments of approximately $132.7 million was recognized in connection with various investments and other assets. The impairment is included in the statement of operations as “Impairment on securities and other investments.” The total impairment consisted of the investment in HQ Global Workplaces, Inc. preferred stock, including accrued but unpaid dividends, of approximately $90.6 million, the investments in several telecom, technology and advertising related companies, investments in two full-service business center joint ventures, and a portion of an investment in an internally developed software system.

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

      Equity Office’s telecom, technology and advertising related investments and full-service business center joint venture investments have been experiencing operating losses due, in part, to the current economic environment. These investments were considered to be impaired based on their current fair value as compared to the carrying value. The fair value of the investments was based on internally prepared valuations considering current economic conditions. The impairments represent Equity Office’s entire investment in the respective assets, except for the internally developed software system, for which the impairment represented

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

NOTE 7 —	IMPAIRMENT ON SECURITIES, OTHER INVESTMENTS AND ASSETS HELD FOR SALE — (continued)

approximately one-half of the investment. These investments and the related impairment are reported under the “Corporate and Other” segment for segment reporting purposes.

      During 2001, an impairment on assets held for sale of approximately $2.5 million was recognized in connection with the sale of the St. Louis Parking Garage located in St. Louis, Missouri. The impairment is included in the statement of operations as “Impairment on assets held for sale.” The property was sold in January 2002. The sales price less costs to sell was less than the carrying amount of the property as of December 31, 2001. Equity Office had a 50% interest in the property and accounted for its investment using the equity method of accounting. Equity Office’s share of the net income from the property is included in “Income from Unconsolidated Joint Ventures” and was approximately $1.7 million and $2.0 million for the years ended December 31, 2001 and 2000, respectively. The asset and the related impairment are reported under the “Corporate and Other” segment for reporting purposes.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

NOTE 8 — INVESTMENT IN UNCONSOLIDATED JOINT VENTURES

      The following is a summary of Equity Office’s economic ownership in unconsolidated joint ventures. All of the properties are Office Properties except for the St. Louis parking garages and the entities included in the other category.

			Economic
			Interest(1)
			as of
			December 31,
		Total Rentable
Property	Location	Square Feet	2002		2001

One Post Office Square	Boston, MA	765,296	50%		50%
75-101 Federal Street	Boston, MA	813,195	51.61%		51.61%
Rowes Wharf(2)	Boston, MA	344,645	44%		39%
Four Oaks Place (square feet not included in Equity Office portfolio)	Houston, TX	1,753,281	2.55%		2.55%
10 & 30 South Wacker	Chicago, IL	2,003,288	75%		75%
Bank One Center	Indianapolis, IN	1,057,877	25%		25%
Pasadena Towers	Los Angeles, CA	439,366	25%		25%
Promenade II	Atlanta, GA	774,385	50%		50%
SunTrust Center	Orlando, FL	640,741	25%		25%
Preston Commons	Dallas, TX	418,604	50%		50%
Sterling Plaza	Dallas, TX	302,747	50%		50%
Bank of America Tower	Seattle, WA	1,537,932	50.1%		50.1%
One Post Street	San Francisco, CA	391,450	50%		50%
Key Center	Seattle, WA	472,929	80%		80%
1301 Avenue of the Americas	New York, NY	1,765,694	84.47%		84.47%
Griffin Towers(3)	Orange County, CA	542,530	100%		90%
St. Louis parking garages(4)	St. Louis, MO	—	—		50%
Concar	San Mateo, CA	205,000	79.96%		79.96%
Foundry Square I(5)	San Francisco, CA	—	100%		64%
San Rafael Corporate Center(6)	San Rafael, CA	155,318	100%		79.96%
Properties Under Development
Ferry Building(6)(7)	San Francisco, CA	—	(7)		(7)
Foundry Square II(6)	San Francisco, CA	—	87.5%		70%
Foundry Square III(6)	San Francisco, CA	—	(5)		(5)
Foundry Square IV	San Francisco, CA	—	40%		40%
Other
Wright Runstad Associates LP	—	—	30%		30%
Wilson/ Equity Office, LLC(5)(6)	—	—	(5	)(6)	(5)
Regus Equity Business Centers, LLC	—	—	50%		50%
HQ Global Workplaces	—	—	50%		50%

	Total	14,384,278

(1)	The amounts shown above approximate Equity Office’s economic ownership interest for the periods presented. Cash flow from operations, capital transactions and net income are allocated to the joint venture partners in accordance with their respective partnership agreements. Equity Office’s share of these items is subject to change based on, among other things, the operations of the Property and the timing and amount of capital transactions. Equity Office’s legal ownership may differ.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

NOTE 8 — INVESTMENT IN UNCONSOLIDATED JOINT VENTURES — (continued)

(2)	In 2002, in connection with the restructuring of the partnership Equity Office contributed approximately $30.9 million to the joint venture which increased Equity Office’s economic ownership of Rowes Wharf to 44%.

(3)	In 2002, Equity Office acquired the remaining interest in the joint venture in exchange for the assumption by Equity Office of the joint venture partner’s share of the joint venture debt of approximately $50.8 million. Equity Office had previously accounted for the investment in Griffin Towers under the equity method and is now consolidating the investment.

(4)	In January 2002, Equity Office disposed of its 50% interest in four parking facilities in St. Louis, Missouri to an unaffiliated party for approximately $47.5 million and repaid Equity Office’s share of the mortgage debt of approximately $28.7 million. During 2001, an impairment on assets held for sale of approximately $2.5 million was recognized in connection with the sale (see Note 7). The parking facilities contained approximately 7,464 parking spaces.

(5)	In 2000, Equity Office formed a joint venture with Wilson Investors (“WI”, of which William Wilson III, a trustee of Equity Office, is principal), through its interest in Wilson/Equity Office (“W/EO” of which 49.9% is owned by Equity Office and 50.1%, is owned by WI), and an unaffiliated party to develop, construct, lease and manage Foundry Square I, a 327,000 square foot office building project located in San Francisco, California which was scheduled to be completed in the third quarter of 2003 and was leased to a single tenant. In March 2002, the tenant terminated its lease for $85 million. WI’s share of the lease termination income and consideration for its joint venture interest was approximately $26 million from which WI repaid the $12 million outstanding balance under a $25 million loan commitment from Equity Office previously made to WI and the accrued interest of approximately $2 million. Equity Office’s share of the lease termination income was approximately $40 million and was recorded as income from investment in unconsolidated joint ventures in the first quarter 2002.

(6)	In December 2002, Equity Office and WI, entered into a nonmonetary exchange in which Equity Office acquired Wilson Investors’ ownership of the Ferry Building, San Rafael Corporate Center I and II (a land parcel) and Foundry Square II and III (a land parcel under option), in exchange for its ownership in Larkspur (a land parcel under option) and its ownership in the W/EO operating business. The transaction was accounted for as a nonmonetary exchange since the assets included in the exchange were similar and since the cash consideration exchanged was minimal. Equity Office’s investment in Larkspur and the W/EO operating business was recorded as additional basis in the assets received since it represented the fair value of WI’s equity in the assets received. As a result of the exchange, the Ferry Building, San Rafael Corporate Center I and II, and Foundry Square II and III are now consolidated.

(7)	A joint venture between Equity Office and other unaffiliated parties leased the Ferry Building from the City and County of San Francisco, through its Port Commission (the “Port”). Under this lease, the Port is paid a stated base rent. In addition, once the lessee has received from the project a cumulative preferred return of 8% (prior to stabilization) and 11% (after stabilization), then 50% of the proceeds from the operation and ownership of the project are paid to the Port as percentage rent.

The joint venture is redeveloping the Ferry Building in a manner to permit the use of federal rehabilitation tax credits (“Historic Tax Credits”). Since the original members of the joint venture could not take full advantage of the Historic Tax Credits, the joint venture admitted a new member who could do so. This investor member will contribute approximately $23.5 million in equity to fund a portion of the Total Project Estimated Costs for the project, and will be entitled to a preferred return with an effective annual rate of approximately 3% on its capital investment. The investor member’s interest in the joint venture is subject to put/call rights during the sixth and seventh years after the Ferry Building is placed in service. Upon the purchase of the investor member’s interest pursuant to the put/call, it is estimated that the joint venture will retain approximately $11 million of the capital contributed by the investor member, based on a formula to determine the purchase price for the investor member’s interest and after taking into account the preferred return that will have been paid to the investor member by such time. Through

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

NOTE 8 — INVESTMENT IN UNCONSOLIDATED JOINT VENTURES — (continued)

the creation of a master lease, Equity Office’s effective ownership percentage in the net cash flow of the Ferry Building project is approximately 100% after the payment to the Port of the percentage rent described above and the distribution of the preferred returns.

      Combined summarized financial information of the unconsolidated joint ventures is as follows:

	December 31,

	2002		2001

	(Dollars in thousands)
Balance Sheets:
Real estate, net	$2,757,699		$3,135,250
Other assets	207,740		276,322

Total Assets	$2,965,439		$3,411,572

Mortgage debt	$1,312,404		$1,370,025
Other liabilities	112,968		169,987
Partners’ and shareholders’ equity	1,540,067		1,871,560

Total Liabilities and Partners’ and Shareholders’ Equity	$2,965,439		$3,411,572

Equity Office’s share of equity	$966,773		$1,194,441
Net excess of cost of investments over the net book value of underlying net assets, net of accumulated depreciation of $20,704 and $17,517, respectively	121,042		126,686

Carrying value of investments in unconsolidated joint ventures	$1,087,815		$1,321,127

Equity Office’s share of unconsolidated non-recourse mortgage debt	$818,975	(a)	$848,944

(a)	Equity Office’s share of the scheduled payments of principal on mortgage debt for each of the next five years and thereafter through maturity as of December 31, 2002 are as follows:

Year	Dollars in thousands

2003	$109,006
2004	117,023
2005	466,410
2006	51,182
2007	1,454
Thereafter	73,900

Total	$818,975

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

NOTE 8 — INVESTMENT IN UNCONSOLIDATED JOINT VENTURES — (continued)

	For the years ended December 31,

	2002	2001	2000

	(Dollars in thousands)
Statements of Operations:
Revenues	$561,482	$509,238	$383,526

Expenses:
Interest expense	77,020	95,389	74,376
Depreciation and amortization	83,656	86,270	63,376
Operating expenses	196,936	212,202	143,575

Total expenses	357,612	393,861	281,327

Net income before gain on sale of real estate	203,870	115,377	102,199
Gain on sale of real estate	3,703	—	17,915
Cumulative effect of a change in accounting principle	—	(2,279)	—

Net income	$207,573	$113,098	$120,114

Equity Office’s share of:
Net income	$106,852	$69,203	$56,251

Interest expense and loan cost amortization	$53,248	$63,105	$41,947

Depreciation and amortization (real estate related)	$48,865	$51,021	$39,730

NOTE 9 — MORTGAGE DEBT

      Equity Office had outstanding mortgage debt of approximately $2.5 billion and $2.7 billion as of December 31, 2002 and 2001, respectively. The historical cost, net of accumulated depreciation, of encumbered properties at December 31, 2002 and 2001 was approximately $5.2 billion and $5.6 billion, respectively. During the years ended December 31, 2002 and 2001, the following transactions occurred:

	For the years ended
	December 31,

	2002	2001

	(Dollars in thousands)
Balance at beginning of year(1)	$2,662,099	$2,933,626
Assumed through Spieker Merger	—	47,204
Repayments/principal amortization	(156,052)	(426,112)
Proceeds from financings	14,427	140,000
Repaid or assumed by buyer upon sale of property	—	(32,619)

Balance at end of year(1)	$2,520,474	$2,662,099

(1)	Excludes net discount on mortgage debt of approximately $(12,584) and $(11,761) as of December 31, 2002 and 2001, respectively.

Fixed Interest Rate Mortgage Debt

      As of December 31, 2002 and 2001, approximately $2.5 billion and $2.6 billion, respectively, of mortgage debt was at a fixed interest rate. Payments on fixed interest rate mortgage debt are generally due in monthly installments of principal and interest or interest only. As of December 31, 2002 and 2001, the effective interest rates ranged from 5.81% to 8.63% and 6.80% to 8.63%, respectively, and the weighted average effective interest rate was approximately 7.70% and 7.74%, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

NOTE 9 — MORTGAGE DEBT — (continued)

Variable Interest Rate Mortgage Debt

      As of December 31, 2002 and 2001, approximately $36.0 million of mortgage debt was at variable interest rates based on spreads over LIBOR. Payments on variable interest rate mortgage debt are due in monthly installments of interest only. As of December 31, 2002 and 2001, the weighted average variable effective interest rate was approximately 1.98% and 2.59%, respectively.

Repayment Schedule

      Scheduled payments of principal for the next five years and thereafter through maturity as of December 31, 2002 are as follows:

Year	Dollars in thousands

2003	$102,230
2004	448,664
2005	584,595
2006	343,941
2007	237,024
Thereafter	804,020

Subtotal	2,520,474
Net discount (net of accumulated amortization of approximately $(6.4) million)	(12,584)

Total	$2,507,890

NOTE 10 — LINE OF CREDIT AND TERM LOAN

      EOP Partnership has a $1.0 billion revolving credit facility that was obtained in May 2000. The line of credit bears interest at LIBOR plus 60 basis points and matures on May 12, 2003. There is also an annual facility fee of $2.0 million payable quarterly. In addition, a competitive bid option, whereby the lenders participating in the credit facility bid on the interest to be charged, is available for up to $350 million of the borrowings under the credit facility. Agreements or instruments relating to the line of credit contain certain financial restrictions and requirements described below. As of December 31, 2002, Equity Office was in compliance with each of these financial restrictions and requirements.

      Set forth below are the financial restrictions and requirements to which we are subject under our line of credit agreement:

•	total liabilities to total asset value may not exceed 0.55:1 at any time;

•	earnings before interest, taxes, depreciation and amortization to interest expense may not be less than 2.00:1;

•	cash flow to fixed charges may not be less than 1.5:1;

•	secured debt to total asset value may not exceed 0.40:1;

•	unsecured debt to unencumbered asset value may not exceed 0.55:1;

•	unencumbered net operating income to unsecured debt service may not be less than 2.0:1;

•	consolidated tangible net worth may not be less than the sum of $7.8 billion and 70% of all net offering proceeds received by Equity Office or EOP Partnership after February 29, 2000;

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

NOTE 10 — LINES OF CREDIT AND TERM LOANS — (continued)

•	we may not pay any distributions on Common Shares and Units in excess of 90% of annual Funds From Operations; and

•	our investments in unimproved assets, interest in taxable REIT subsidiaries, developments, unconsolidated joint ventures, mortgages and securities, in the aggregate, may not exceed 25% of our total asset value.

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

NOTE 11 — UNSECURED NOTES

      During 2002, the following transactions occurred:

	Coupon/	All – in
	Stated	Effective	Principal	Maturity
Original Term (in years)	Rate	Rate(a)	Amount	Date

	(Dollars in thousands)
Issuance
10	6.75%	7.02%	$500,000	2/15/12

Repayments
3	6.38%	6.62%	(200,000)	1/15/02
4	6.38%	6.30%	(250,000)	2/15/02
7	6.95%	5.37%	(110,000)	12/15/02

Total repayments			(560,000)

Reversal of mark to market of swaps at December 31, 2001			8,117
Net discount on notes issuance in February 2002			(10,873)
Proceeds from terminated interest rate swaps			42,810
Amortization of discounts and premiums			(16,390)

Total			23,664

Net activity			$(36,336)

      The following notes were outstanding as of December 31, 2002:

	Coupon/	All – in
	Stated	Effective	Principal	Maturity
Original Term (in years)	Rate	Rate(a)	Amount	Date

	(Dollars in thousands)
5 Year Unsecured Notes	6.38%	6.76%	$300,000	02/15/03
3 Year Unsecured Notes	7.38%	7.55%	400,000	11/15/03
5 Year Unsecured Notes	6.50%	4.59%	300,000	01/15/04
9 Year Unsecured Notes	6.90%	6.27%	100,000	01/15/04
5 Year Unsecured Notes	6.80%	6.10%	200,000	05/01/04
6 Year Unsecured Notes	6.50%	5.31%	250,000	06/15/04
7 Year Unsecured Notes	7.24%	7.26%	30,000	09/01/04
8 Year Unsecured Notes	6.88%	6.40%	125,000	02/01/05

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

NOTE 11 — UNSECURED NOTES — (continued)

	Coupon/	All – in
	Stated	Effective	Principal	Maturity
Original Term (in years)	Rate	Rate(a)	Amount	Date

	(Dollars in thousands)
7 Year Unsecured Notes	6.63%	4.99%	400,000	02/15/05
7 Year Unsecured Notes	8.00%	6.49%	100,000	07/19/05
8 Year Unsecured Notes	7.36%	7.69%	50,000	09/01/05
6 Year Unsecured Notes	8.38%	7.65%	500,000	03/15/06
9 Year Unsecured Notes	7.44%	7.74%	50,000	09/01/06
10 Year Unsecured Notes	7.13%	6.74%	100,000	12/01/06
9 Year Unsecured Notes	7.00%	6.80%	1,500	02/02/07
9 Year Unsecured Notes	6.88%	6.83%	25,000	04/30/07
9 Year Unsecured Notes	6.76%	6.76%	300,000	06/15/07
10 Year Unsecured Notes	7.41%	7.70%	50,000	09/01/07
7 Year Unsecured Notes	7.75%	7.91%	600,000	11/15/07
10 Year Unsecured Notes	6.75%	6.97%	150,000	01/15/08
10 Year Unsecured Notes	6.75%	7.01%	300,000	02/15/08
8 Year Unsecured Notes(b)	7.25%	7.64%	325,000	11/15/08
10 Year Unsecured Notes	6.80%	6.94%	500,000	01/15/09
10 Year Unsecured Notes	7.25%	7.14%	200,000	05/01/09
11 Year Unsecured Notes	7.13%	6.97%	150,000	07/01/09
10 Year Unsecured Notes	8.10%	8.22%	360,000	08/01/10
10 Year Unsecured Notes	7.65%	7.20%	200,000	12/15/10
10 Year Unsecured Notes	7.00%	6.83%	1,100,000	07/15/11
10 Year Unsecured Notes	6.75%	7.02%	500,000	02/15/12
20 Year Unsecured Notes	7.88%	8.08%	25,000	12/01/16
20 Year Unsecured Notes	7.35%	8.08%	200,000	12/01/17
20 Year Unsecured Notes	7.25%	7.54%	250,000	02/15/18
30 Year Unsecured Notes	7.50%	8.24%	150,000	10/01/27
30 Year Unsecured Notes	7.25%	7.31%	225,000	06/15/28
30 Year Unsecured Notes	7.50%	7.55%	200,000	04/19/29
30 Year Unsecured Notes	7.88%	7.94%	300,000	07/15/31

Weighted Average/ Subtotal	7.19%	7.03%	9,016,500

Net premium (net of accumulated amortization of approximately $15.4 million)			41,151

Total			$9,057,651

(a)	Includes the effect of terminated interest rate protection and swap agreements, offering and transaction costs and premiums and discounts on certain unsecured notes.
(b)	The notes are exchangeable into Common Shares at an exchange rate of $34.00 per share. If the closing price at the time a holder exercises its exchange right is less than the exchange price of $34.00, the holder will receive, in lieu of Common Shares, cash in an amount equal to 97% of the product of the number of Common Shares into which the principal amount of notes subject to such exercise would otherwise be exchangeable and the current market price per Common Share.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

NOTE 11 — UNSECURED NOTES — (continued)

      As of December 31, 2002, $2.1 billion of unsecured debt securities and related guarantees were available for issuance under a shelf registration statement.

Restrictions and Covenants under Unsecured Indebtedness

      Agreements or instruments relating to our unsecured notes and the line of credit contain certain financial restrictions and requirements described below. As of December 31, 2002, Equity Office was in compliance with each of these financial restrictions and requirements.

Restrictions and Covenants

      Set forth below are the financial restrictions and requirements to which we are subject under our unsecured note indentures and Equity Office’s performance under each covenant as of December 31, 2002:

Covenant	Actual Performance

Debt to adjusted total assets may not exceed 0.60:1	0.47:1
Secured debt to adjusted total assets may not exceed 0.40:1	0.13:1
Consolidated income available for debt service to annual debt service charge may not be less than 1.50:1	2.73:1
Total unencumbered assets to unsecured debt may not be less than 1.50:1	2.22:1

NOTE 12 — DERIVATIVE FINANCIAL INSTRUMENTS

Interest Rate Swaps

      During 2002 and 2001, Equity Office entered into and terminated several interest rate swap agreements that hedged certain unsecured notes. In each case, Equity Office was the variable interest rate payer and the counterparty was the fixed rate payer. The variable interest rates were based on various spreads over LIBOR. The settlement dates corresponded to the interest payment dates of the respective unsecured notes being hedged. Each of the interest rate swap agreements were to terminate on the maturity date of the respective unsecured notes being hedged. The interest rate swap agreements were designated as fair value hedges. As of December 31, 2001, approximately $1.4 million was included in other assets and approximately $9.5 million was included in other liabilities which represented the fair value of the interest rate swaps. A corresponding amount is included in discounts/premiums on unsecured notes at December 31, 2001. As of December 31,

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

NOTE 12 —	DERIVATIVE FINANCIAL INSTRUMENTS — (continued)

2002, all of the interest rate swaps in the table below had been terminated. The table below summarizes the interest rate swap agreements that were effective during 2002 and 2001.

Swap	Swap	Total Proceeds		Fixed	Maturity Date of
Effective	Termination	from Swap	Amount	Interest	Unsecured Notes/
Date	Date	Termination(a)	Hedged	Rate	Swaps

May 2002	September 2002	$7.1 million	$150 million	8.38%	March 15, 2006
May 2002	September 2002	$9.3 million	$200 million	8.38%	March 15, 2006
March 2002	September 2002	$4.3 million	$150 million	6.50%	January 15, 2004
March 2002	September 2002	$4.2 million	$150 million	6.50%	January 15, 2004
December 2001	February 2002	$3.2 million	$267 million	7.00%	July 15, 2011
October 2001	September 2002	$8.7 million	$300 million	6.63%	February 15, 2005
October 2001	September 2002	$3.6 million	$150 million	6.50%	June 15, 2004
October 2001	September 2002	$2.4 million	$100 million	6.50%	June 15, 2004
July 2001	September 2001	$31.6 million	$500 million	7.00%	July 15, 2011
June 2001	September 2001	$15.8 million	$400 million	6.63%	February 15, 2005

(a)	The proceeds from the swap terminations were recorded as additional premium on the respective unsecured note that was hedged by the terminated swap. The amount recorded as additional premium is being amortized over the remaining term of the unsecured notes.

Forward-Starting Interest Rate Swaps

      In October 2002, Equity Office entered into $1.1 billion of forward-starting interest rate swaps to effectively fix the 10-year Treasury rate at approximately 3.7% for note offerings that occurred in 2003 and are anticipated to occur in 2004. The forward-starting interest rate swaps were entered into at current market rates and, therefore, had no initial cost. The terms of the forward-starting interest rate swaps require Equity Office to pay a fixed-interest rate to the counterparties and to receive a variable rate from the counterparties. The swaps settle at six-month intervals beginning in 2003 and 2004 and are scheduled to terminate in 2004. The market value of the forward-starting swaps at December 31, 2002 was a liability of approximately $18.6 million which is included in other liabilities and in other comprehensive income. In January 2003, Equity Office settled one of the forward-starting swaps that had a notional amount of $300 million and received approximately $.8 million. The forward-starting swap was settled in connection with $500 million of unsecured notes that were issued in February 2003. Equity Office is obligated to settle the remaining swap agreements no later than the commencement of their term in early 2004. Upon settlement of the swaps, Equity Office may be obligated to pay the counterparties a settlement payment, or alternatively to receive settlement proceeds from the counterparties. Any monies paid or received will be amortized to interest expense over the term of the respective note offering.

NOTE 13 — MINORITY INTERESTS IN PARTIALLY OWNED PROPERTIES

      Although the financial condition and results of operations of the following Properties are consolidated, there are unaffiliated parties that own an interest in these Properties. These Properties are consolidated since Equity Office owns at least 50% of the respective ownership entities and controls the major decisions regarding the respective Properties. All of the Properties are Office Properties except for Fremont Bayside, an Industrial Property. Equity Office’s legal ownership of each Property and its economic interest in each Property is substantially the same.

      The amounts shown below approximate Equity Office’s economic ownership interest for the period presented. Cash flow from operations, capital transactions and net income are allocated to the minority interests in accordance with their respective partnership agreements. Equity Office’s share of these items is

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

NOTE 13 — MINORITY INTERESTS IN PARTIALLY OWNED PROPERTIES — (continued)

subject to change based on, among other things, the operations of the Property and the timing and amount of capital transactions.

			Economic Interest
			as of
			December 31,
		Total Rentable
Office Property	Location	Square Feet	2002	2001

Plaza at La Jolla Village	San Diego, CA	635,419	66.7%	66.7%
Park Avenue Tower	New York, NY	568,060	94.0%	94.0%
850 Third Avenue	New York, NY	568,867	94.0%	94.0%
222 Berkley Street	Boston , MA	519,608	91.5%	91.5%
500 Boylston Street	Boston, MA	706,864	91.5%	91.5%
120 Montgomery(1)	San Francisco, CA	420,310	100.0%	100.0%
Washington Mutual Tower	Seattle, WA	1,210,162	75.0%	75.0%
Norwest Center	Minneapolis, MN	1,117,439	75.0%	75.0%
Waters Edge Phase I(2)	Los Angeles, CA	—	87.5%	87.5%
2951 28th Street(3)	Santa Monica, CA	85,000	98.0%	98.0%
Fremont Bayside(3)	Oakland, CA	103,920	90.0%	90.0%

Total		5,935,649

(1)	Equity Office acquired the remaining 33% interest in April 2001.

(2)	This property is currently under development.

(3)	Acquired in the Spieker Merger.

      Equity Office has additional Properties that are partially owned by unaffiliated parties where Equity Office’s approximate economic ownership is 100%.

NOTE 14 — REDEEMABLE COMMON SHARES

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

NOTE 15 — SHAREHOLDERS’ EQUITY

Common Shares

      The following table presents the changes in the issued and outstanding Common Shares since January 1, 2001 (excluding 50,206,731 Units and 56,490,302 Units outstanding at December 31, 2002 and 2001,

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

NOTE 15 — SHAREHOLDERS’ EQUITY — (continued)

respectively, which are convertible into Common Shares on a one-for-one basis, or the cash equivalent thereof, subject to certain restrictions):

	For the years ended
	December 31,

	2002	2001

Outstanding at January 1,	414,548,673	305,248,752
Repurchases/retired(1)	(7,920,854)	—
Common Shares issued in the Spieker Merger	—	101,520,398
Share options exercised	1,739,863	3,282,003
Units redeemed for Common Shares	2,555,646	2,172,016
Conversion of redeemable Common Shares	—	1,717,844
Restricted shares and share awards issued/cancelled, net	214,291	558,666
Common Shares issued through the Dividend Reinvestment Program	63,379	34,989
Conversion of Series B Preferred Shares into Common Shares	—	14,005

Outstanding at December 31,	411,200,998	414,548,673

(1)	In July 2002, Equity Office announced a Common Share repurchase program allowing for the repurchase of up to $200 million of Common Shares, which was later increased to $400 million in November 2002, over the next 12 months at the discretion of management. The Common Shares may be repurchased in the open market or privately negotiated transactions. During 2002, 7,901,900 Common Shares were repurchased at an average price of $24.92 for approximately $196.9 million in the aggregate.

Distributions

      Distributions are declared and paid quarterly to holders of Common Shares as of the record dates of each declaration. The current quarterly distribution is $0.50 per Common Share. For the years ended December 31, 2002, 2001 and 2000, the per share distributions were $2.00, $1.90 and $1.74, respectively.

Preferred Shares

      Listed below is a summary of Equity Office’s preferred shares. The preferred shareholders are entitled to receive, when and as authorized by the Board of Trustees of Equity Office, cumulative preferential cash distributions. Equity Office may redeem the preferred shares at certain dates in whole or in part at a cash redemption price equal to the redemption preference plus all accrued unpaid dividends to the date fixed for redemption.

			Current	Quarterly
	Annual	Liquidation	Balance	Distribution		Equity Office’s
	Distribution	Preference	Outstanding	Amount	Distribution	Voluntary	Maturity
Series	Rate	Per Share	(Dollars in thousands)	Per Share	Frequency	Redemption Date	Date

A(1)	—	$—	$—	$—		—
B(2)	5.25%	50.00	299,500	.65625	Quarterly	2/15/2003 through 2/15/2008	2/15/08
C	8.625%	25.00	114,073	.5390625	Quarterly	on or after 12/8/2003	Perpetual
D(3)	—	—	—	—		—
E(3)	7.875%	25.00	150,000	.4921875	Quarterly	on or after 10/10/2002	Perpetual
F(3)	8.0%	25.00	100,000	.50	Quarterly	on or after 6/4/2003	Perpetual
G(1)	7.75%	25.00	212,500	.484375	Quarterly	on or after 7/29/2007	Perpetual

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

NOTE 15 — SHAREHOLDERS’ EQUITY — (continued)

      The annual per share distributions are as follows:

	Distributions per share

	For the years ended December 31,

	2002	2001	2000

Series A(1)	$1.3844167	$2.245	$2.245
Series B	$2.625	$2.625	$2.625
Series C	$2.15625	$2.15625	$2.15625
Series D(3)	—	$0.8728125	—
Series E	$1.96875	$0.984375	—
Series F	$2.00	$1.00	—
Series G(1)	$0.7427083	—	—

(1)	In July 2002, Equity Office redeemed its 7,994,000 outstanding 8.98% Series A Cumulative Redeemable Preferred Shares at an aggregate redemption price of approximately $201.9 million, including accrued distributions. In addition, Equity Office issued 8,500,000 7.75% Series G Cumulative Redeemable Preferred Shares in an offering that closed July 29, 2002. Substantially all of the net proceeds from the issuance and sale of the Series G Preferred Shares totaling approximately $206.1 million were used to redeem the Series A Preferred Shares.

(2)	The Series B Preferred Shares are convertible at any time by the holder into Common Shares at a conversion price of $35.70 per share. These shares are non-callable for five years with a mandatory call on February 15, 2008.

(3)	The Series D, E and F preferred shares were issued in connection with the Spieker Merger. In November 2001, Equity Office redeemed all of its 4,250,000 outstanding 9.45% Cumulative Redeemable Series D Preferred Shares at a redemption price of $25.00 per share, plus accrued and unpaid distributions for the period from October 1, 2001 to the redemption date of $0.2821875 per share, or an aggregate redemption price of approximately $107.4 million.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

NOTE 16 — FUTURE MINIMUM RENTS

      Future minimum rental receipts due on noncancelable operating leases at the Office Properties and Industrial Properties as of December 31, 2002 were as follows:

Year	Dollars in thousands

2003	$2,519,739
2004	2,246,422
2005	1,921,084
2006	1,549,562
2007	1,230,439
Thereafter	3,552,023

Total	$13,019,269

      Equity Office is subject to the usual business risks associated with the collection of the above scheduled rents. The future minimum rental receipts due on noncancelable operating leases from Equity Office’s investment in unconsolidated joint ventures are not included in the above schedule.

NOTE 17 — FUTURE MINIMUM LEASE PAYMENTS

      Certain Office Properties are subject to ground leases. Certain of these leases are subject to rental increases based upon the appraised value of the Property at specified dates or certain financial calculations based on the operations of the respective Property. Future minimum lease obligations under these noncancelable leases as of December 31, 2002 were as follows:

Year	Dollars in thousands

2003	$18,088
2004	15,588
2005	15,263
2006	15,118
2007	15,008
Thereafter	1,070,849

Total	$1,149,914

      Rental expense for the years ended December 31, 2002, 2001 and 2000 was approximately $24.4 million, $19.9 million and $12.8 million, respectively, including rental expenses included in discontinued operations of $0, $.1 million and $.1 million, respectively. These rental expense amounts include ground rent and rent for the corporate offices.

NOTE 18 — EXTRAORDINARY ITEM

      The $1.0 million extraordinary loss in 2001 related to costs on certain Office Properties located in Seattle, Washington as a result of damage from an earthquake in February 2001.

      In accordance with SFAS 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections”, effective for fiscal years beginning after May 15, 2002, any gain or loss on extinguishment of debt that was classified as an extraordinary loss in prior periods shall be reclassified. During the years ended December 31, 2001 and 2000, Equity Office recognized approximately $9.4 million and approximately $1.8 million relating to early extinguishments of debt as extraordinary items. These amounts have been reclassified to “amortization of deferred financing costs and prepayment expenses”.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

NOTE 19 — EARNINGS PER SHARE

      The following table sets forth the computation of basic and diluted earnings per Common Share and common share equivalent:

	2002	2001	2000

	(Dollars in thousands, except per share data)
Numerator:
Income from continuing operations	$732,011	$598,261	$458,122
Discontinued operations (including net gain on disposal of $17,926 in 2002)	38,204	22,063	12,738
Extraordinary item	—	(1,000)	—
Cumulative effect of a change in accounting principle	—	(1,142)	—
Put option settlement	—	2,655	(2,576)
Preferred distributions, net	(62,573)	(57,041)	(43,348)

Numerator for basic earnings per share — net income available for Common Shares	707,642	563,796	424,936
Net income allocated to minority interests in EOP Partnership	89,205	76,249	59,376

Numerator for diluted earnings per share — net income available for Common Shares and common share equivalents	$796,847	$640,045	$484,312

Denominator:
Denominator for net income available per weighted average Common Shares outstanding — basic	414,689,029	360,026,097	277,186,733

Effect of dilutive securities:
Redemption of Units for Common Shares	52,445,745	48,893,485	38,880,961
Share options, put options and restricted shares	2,003,946	3,067,315	2,929,713

Common Shares equivalents	54,449,691	51,960,800	41,810,674

Denominator for net income available per weighted average Common Shares and common share equivalents outstanding — diluted	469,138,720	411,986,897	318,997,407

Earnings per share — basic:
Income from continuing operations, net of minority interests	$1.76	$1.65	$1.64
Discontinued operations, net of minority interests	0.08	0.05	0.04
Put option settlement, net of minority interests	—	0.01	(0.01)
Preferred distributions, net, net of minority interests	(0.13)	(0.14)	(0.14)

Net income available for common shares	$1.71	$1.57	$1.53

Earnings per share — diluted:
Income from continuing operations	$1.75	$1.64	$1.62
Discontinued operations	0.08	0.05	0.04
Put option settlement	—	0.01	(0.01)
Preferred distributions, net	(0.13)	(0.14)	(0.14)

Net income available for Common Shares	$1.70	$1.55	$1.52

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

NOTE 19 — EARNINGS PER SHARE — (continued)

      The following securities were not included in the computation of diluted earnings per Common Share and common share equivalent since they would have an antidilutive effect:

		For the year ended December 31,
	Weighted Average
Antidilutive Securities	Exercise Price	2002	2001	2000

Share options	$29.240	13,032,648	—	—
Share options	$30.350	—	4,849,148	—
Share options	$30.250	—	—	3,019,089
Series B Preferred Shares	$35.700	5,990,000	5,990,000	6,000,000
Warrants (expired on December 17, 2002)	$39.375	4,808,219	5,000,000	5,000,000

Total		23,830,867	15,839,148	14,019,089

      For additional disclosures regarding employee share options and restricted shares, see Note 23 — Share Option Plan and Share Award Plan.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

NOTE 20 — SEGMENT INFORMATION

      As discussed in Note 1, Equity Office’s primary business is the ownership and operation of Office Properties. Management operates each Office Property as an individual operating segment and has aggregated these operating segments into a single operating segment for financial reporting purposes due to the fact that the individual operating segments have similar economic characteristics. Equity Office’s long-term tenants are in a variety of businesses, and no single tenant is significant to Equity Office’s business. The property operating revenues generated at the “Corporate and Other” segment consists primarily of revenues earned by the Industrial Properties and the stand-alone parking facilities. The “Other revenues” generated at the “Corporate and Other” segment consist primarily of fee income from the management of office properties owned by third parties and interest and dividend income from various investments.

	As of or for the year ended December 31, 2002

	Office	Corporate
	Properties	and Other	Consolidated

	(Dollars in thousands)
Property operating revenues	$3,413,561	$54,287	$3,467,848
Property operating expenses	(1,107,452)	(10,551)	(1,118,003)

Property net operating income from continuing operations	2,306,109	43,736	2,349,845

Adjustments to arrive at net income:
Other revenues	2,721	35,513	38,234
Interest expense(1)	(194,194)	(615,935)	(810,129)
Depreciation and amortization	(664,272)	(24,806)	(689,078)
Ground rent	(20,446)	—	(20,446)
General and administrative	(1,668)	(135,800)	(137,468)

Total adjustments to arrive at net income	(877,859)	(741,028)	(1,618,887)

Income before income taxes, allocation to minority interests and income from investment in unconsolidated joint ventures	1,428,250	(697,292)	730,958
Income taxes	(2,398)	(6,996)	(9,394)
Minority interests	(7,120)	(89,285)	(96,405)
Income from investment in unconsolidated joint ventures	106,701	151	106,852

Income from continuing operations	1,525,433	(793,422)	732,011
Discontinued operations (including net gain on sales of real estate of $17,926)	36,540	1,664	38,204

Net income	$1,561,973	$(791,758)	$770,215

Property net operating income from continuing operations	$2,306,109	$43,736	$2,349,845
Property net operating income from discontinued operations (see Note 5 — Dispositions)	26,290	866	27,156

Total property net operating income from continuing operations and discontinued operations	$2,332,399	$44,602	$2,377,001

Capital and tenant improvements	$321,803	$7,127	$328,930

Investment in unconsolidated joint ventures	$1,077,273	$10,542	$1,087,815

Total Assets	$24,394,552	$852,231	$25,246,783

(1)	Interest expense for the Office Properties does not include allocation of interest expense on the unsecured notes or the line of credit.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

NOTE 20 — SEGMENT INFORMATION — (continued)

	As of or for the year ended December 31, 2001

	Office	Corporate
	Properties	and Other	Consolidated

	(Dollars in thousands)
Property operating revenues	$2,974,128	$51,536	$3,025,664
Property operating expenses	(958,935)	(10,658)	(969,593)

Property net operating income from continuing operations	2,015,193	40,878	2,056,071

Adjustments to arrive at net income:
Other revenues	3,695	51,604	55,299
Interest expense(1)	(195,571)	(531,359)	(726,930)
Depreciation and amortization	(557,482)	(24,110)	(581,592)
Ground rent	(16,812)	—	(16,812)
General and administrative	(11)	(109,661)	(109,672)
Impairment on securities and other investments	—	(132,684)	(132,684)
Impairment on assets held for sale	—	(2,536)	(2,536)

Total adjustments to arrive at net income	(766,181)	(748,746)	(1,514,927)

Income before income taxes, allocation to minority interests, income from investment in unconsolidated joint ventures and net gain on sales of real estate	1,249,012	(707,868)	541,144
Income taxes	(1,853)	(6,961)	(8,814)
Minority interests	(8,685)	(76,249)	(84,934)
Income from investment in unconsolidated joint ventures	67,216	1,987	69,203
Net gain on sales of real estate	22,265	59,397	81,662

Income from continuing operations	1,327,955	(729,694)	598,261
Discontinued operations	21,666	397	22,063

Income before extraordinary item and cumulative effect of change in accounting principle	1,349,621	(729,297)	620,324
Extraordinary item	(1,000)	—	(1,000)
Cumulative effect of change in accounting principle	(1,142)	—	(1,142)

Net income	$1,347,479	$(729,297)	$618,182

Property net operating income from continuing operations	$2,015,193	$40,878	$2,056,071
Property net operating income from discontinued operations (see Note 5 — Dispositions)	31,646	481	32,127

Total property net operating income from continuing operations and discontinued operations	$2,046,839	$41,359	$2,088,198

Capital and tenant improvements	$325,215	$34,850	$360,065

Investment in unconsolidated joint ventures	$1,239,608	$81,519	$1,321,127

Total Assets	$24,695,702	$1,112,720	$25,808,422

(1)	Interest expense for the Office Properties does not include allocation of interest expense on the unsecured notes or the line of credit.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

NOTE 20 — SEGMENT INFORMATION — (continued)

	As of or for the year ended December 31, 2000

	Office	Corporate
	Properties	and Other	Consolidated

	(Dollars in thousands)
Property operating revenues	$2,158,812	$26,243	$2,185,055
Property operating expenses	(734,350)	(7,776)	(742,126)

Property net operating income from continuing operations	1,424,462	18,467	1,442,929

Adjustments to arrive at net income:
Other revenues	3,526	43,481	47,007
Interest expense(1)	(163,612)	(360,248)	(523,860)
Depreciation and amortization	(411,802)	(20,886)	(432,688)
Ground rent	(9,877)	(19)	(9,896)
General and administrative	(177)	(88,519)	(88,696)

Total adjustments to arrive at net income	(581,942)	(426,191)	(1,008,133)

Income before income taxes, allocation to minority interests, income from investment in unconsolidated joint ventures and net gain on sales of real estate	842,520	(407,724)	434,796
Income taxes	(1,696)	(1,023)	(2,719)
Minority interests	(5,385)	(60,834)	(66,219)
Income from investment in unconsolidated joint ventures	53,189	3,062	56,251
Net gain on sales of real estate	13,660	22,353	36,013

Income from continuing operations	902,288	(444,166)	458,122
Discontinued operations	12,738	—	12,738

Net income	$915,026	$(444,166)	$470,860

Property net operating income from continuing operations	$1,424,462	$18,467	$1,442,929
Property net operating income from discontinued operations (see Note 5 — Dispositions)	20,222	—	20,222

Total property net operating income from continuing operations and discontinued operations	$1,444,684	$18,467	$1,463,151

Capital and tenant improvements	$270,259	$23,452	$293,711

(1)	Interest expense for the Office Properties does not include allocation of interest expense on the unsecured notes or the line of credit.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

NOTE 21 — QUARTERLY DATA (UNAUDITED)

      Quarterly data for the last two years are presented in the tables below:

	For the three months ended

	12/31/2002	9/30/2002	6/30/2002	3/31/2002

	(Dollars in thousands, except per share data)
Total revenues(a)	$884,511	$875,228	$872,928	$873,415
Income from continuing operations(a)	$175,436	$172,311	$171,062	$213,202
Discontinued operations(a)	$11,657	$11,318	$11,249	$3,980
Net income	$187,093	$183,629	$182,311	$217,182
Net income available for Common Shares	$171,632	$168,178	$166,481	$201,351
Earnings per share — basic:
Income from continuing operations	$0.43	$0.41	$0.41	$0.51
Income before extraordinary items and cumulative effect of change in accounting principle	$0.45	$0.44	$0.43	$0.52
Net income available for Common Shares	$0.42	$0.40	$0.40	$0.48
Earnings per share — diluted:
Income from continuing operations	$0.42	$0.41	$0.41	$0.51
Income before extraordinary items and cumulative effect of change in accounting principle	$0.45	$0.43	$0.43	$0.52
Net income available for Common Shares	$0.42	$0.40	$0.40	$0.48

(a)	The amounts presented for the three months ended September 30, 2002, June 30, 2002, and March 31, 2002 are not equal to the same amounts previously reported in the Form 10-Q filed with the SEC for each period as a result of discontinued operations consisting of properties sold in 2002. Below is a reconciliation to the amounts previously reported in the Form 10-Q:

	For the three months ended

	9/30/2002	6/30/2002	3/31/2002

Total revenues previously reported in Form 10-Q	$881,450	$883,965	$885,759
Revenues previously reported in Form 10-Q subsequently reclassified to discontinued operations	(6,222)	(11,037)	(12,344)

Total revenues disclosed in Form 10-K	$875,228	$872,928	$873,415

Income from continuing operations previously reported in Form 10-Q	$175,184	$176,705	$219,746
Income from continuing operations previously reported in Form 10-Q subsequently reclassified to discontinued operations	(2,873)	(5,643)	(6,544)

Income from continuing operations disclosed in Form 10-K	$172,311	$171,062	$213,202

Discontinued operations previously reported in Form 10-Q	$8,445	$5,606	$(2,564)
Discontinued operations from properties sold subsequent to the respective reporting period	2,873	5,643	6,544

Discontinued operations disclosed in Form 10-K	$11,318	$11,249	$3,980

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

NOTE 21 — QUARTERLY DATA (UNAUDITED) — (continued)

	For the three months ended

	12/31/2001	9/30/2001	6/30/2001	3/31/2001

	(Dollars in thousands, except per share data)
Total revenues(a)	$885,573	$877,318	$660,104	$657,968
Income from continuing operations(a)	$128,388	$209,387	$130,684	$129,802
Discontinued operations(a)	$7,504	$7,984	$3,495	$3,080
Income before extraordinary item and cumulative effect of a change in accounting principle	$135,892	$217,371	$134,179	$132,882
Extraordinary item(b)	$(1,000)	$—	$—	$—
Net income available for Common Shares	$117,862	$201,776	$123,302	$120,856
Earnings per share — basic:
Income from continuing operations	$0.31	$0.51	$0.42	$0.42
Income before extraordinary items and cumulative effect of change in accounting principle	$0.32	$0.52	$0.43	$0.43
Net income available for Common Shares	$0.29	$0.49	$0.40	$0.39
Earnings per share — diluted:
Income from continuing operations	$0.31	$0.50	$0.42	$0.42
Income before extraordinary items and cumulative effect of change in accounting principle	$0.32	$0.52	$0.43	$0.42
Net income available for Common Shares	$0.28	$0.49	$0.40	$0.39

(a)	The amounts presented for the three months ended September 30, 2001, June 30, 2001 and March 31, 2001 are not equal to the same amounts previously reported in the Form 10-Q filed with the SEC for each period as a result of discontinued operations consisting of properties sold in 2002. Below is a reconciliation to the amounts previously reported in the Form 10-Q:

	For the three months ended

	9/30/2001	6/30/2001	3/31/2001

Total revenues previously reported in Form 10-Q	$883,723	$664,039	$662,870
Revenues previously reported in Form 10-Q subsequently reclassified to discontinued operations	(6,405)	(3,935)	(4,902)

Total revenues disclosed in Form 10-K	$877,318	$660,104	$657,968

Income from continuing operations previously reported in Form 10-Q	$212,155	$132,191	$131,604
Income from continuing operations previously reported in Form 10-Q subsequently reclassified to discontinued operations	(2,768)	(1,507)	(1,802)

Income from continuing operations disclosed in Form 10-K	$209,387	$130,684	$129,802

Discontinued operations in Form 10-Q	$5,216	$1,988	$1,278
Discontinued operations from properties sold subsequent to the respective reporting period	2,768	1,507	1,802

Discontinued operations disclosed in Form 10-K	$7,984	$3,495	$3,080

(b)	The extraordinary item of $1.0 million related to costs on certain Office Properties located in Seattle,WA as a result of damage from an earthquake in February 2001.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

NOTE 22 — RELATED PARTY TRANSACTIONS

      Related parties provide various services to Equity Office. Fees and reimbursements paid to related parties for the years ended December 31, 2002, 2001 and 2000 were as follows (there was approximately $1.7 million and $0.3 million payable to related parties as of December 31, 2002 and 2001, respectively:

	Paid in years ended
	December 31,

	2002	2001	2000

	(Dollars in thousands)
Development fees, leasing commissions and management fees(1)	$4,727	$8,147	$3,770
Interest and prepayment penalty on mortgage notes(2)	—	22,256	7,183
Office rent(3)	3,904	2,964	2,601
Development, management and leasing fees(4)	—	—	8,090

Total	$8,631	$33,367	$21,644

(1)	Equity Office and WI entered into a joint venture agreement to form W/EO for the purpose of developing, constructing, leasing and managing developments in northern California. W/EO is owned 49.9% by Equity Office and 50.1% by WI. William Wilson III, a trustee of Equity Office, through his ownership of WI, owns approximately 22% of W/EO and approximately 30% of any promote to which WI is entitled under the joint venture agreement. Equity Office has agreed to loan up to $25 million to WI for its required contribution to W/EO at a 15% interest rate per annum. In 2002, WI repaid the outstanding loan balance of approximately $12.0 million of principal and $2.0 million of accrued interest. As a result of the recent transactions with WI (refer to Note 8 — Investment in Unconsolidated Joint Venture — subfootnote (5)) the loan commitment has been terminated. Equity Office’s investment in W/EO as of December 31, 2002 and 2001 was approximately $3.6 million and $32.3 million, respectively.

Equity Office created joint ventures with W/EO and, in certain cases, unaffiliated parties for the development of various office properties. Equity Office has agreed to provide first mortgage financing to the ownership entities of each of these developments at the greater of 6.5% or LIBOR plus 3.25%, generally maturing 36 months after initial funding or earlier at the option of Equity Office in the event alternative financing sources are available on terms reasonably acceptable to WI and any unaffiliated party. The aggregate amount of any such financing would generally be capped at 70% of budgeted construction costs (76% in the case of Concar which, at 12/31/02 had been completed and leased and as such is now reflected as investment in real estate). At December 31, 2002, Equity Office had committed to make mortgage loans for Foundry Square IV and Concar totaling approximately $96 million, of which approximately $74 million in principal and approximately $.4 million in accrued interest was outstanding.

In December 2002, Equity Office, W/EO and WI completed a transaction pursuant to which Equity Office acquired W/EO’s interests in various projects known as Foundry Square II, Foundry Square III (a land parcel under option), the Ferry Building, San Rafael Corporate Center I and San Rafael Corporate Center II (a land parcel). WI acquired W/EO’s interest in a project known as Larkspur (a land parcel under option) and WI acquired the operating business and all assets of W/EO other than its ownership interests in the development projects known as Foundry Square IV and Concar. In accordance with the W/EO operating agreement, Equity Office may, but is not required to, purchase the W/EO interest in Foundry Square IV and Concar, subsequent to project stabilization. A WI subsidiary will continue providing the development management services to Foundry Square II, the Ferry Building and Concar. Equity Office also engaged a subsidiary of WI to provide leasing brokerage services for Foundry Square II and the Ferry Building. Equity Office’s and W/EO’s interests in Foundry Square IV and Concar remain unchanged as a result of this transaction. Joint ventures with other unaffiliated parties on the projects in which Equity Office acquired W/EO’s interest also remain unchanged as a result of this transaction.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

NOTE 22 — RELATED PARTY TRANSACTIONS — (continued)

(2)	In connection with the Cornerstone Merger, $250 million of mortgage debt was assumed on certain properties payable to Stichting Pensioenfonds Voor de Gezondheid, Geestelijke en Maatcschappellijke Belangen (“PGGM”), of which Jan H.W.R. van der Vlist, a trustee of Equity Office, is a director of real estate. In October 2000, Equity Office repaid $65 million of mortgage debt encumbering, TransPotomac Plaza 5, upon its maturity. In December 2001, the remaining $185 million of mortgage debt encumbering several properties was prepaid. As a result of the prepayment, Equity Office paid a $5.0 million prepayment penalty to PGGM.

(3)	Equity Office leases office space at Two North Riverside Plaza, Chicago, Illinois from Two North Riverside Plaza Joint Venture, a partnership composed of trusts established for the benefit of the families of Samuel Zell and Robert Lurie, a deceased former business partner of Mr. Zell.

(4)	H. Jon Runstad, a former trustee who resigned in July 2000, is a principal of Wright Runstad & Company, the general partner of Wright Runstad Associates Limited Partnership (“WRALP”), which provides property management, leasing and development services. Equity Office owns a 30% limited partnership interest in WRALP. During 2000, Equity Office received distributions of approximately $9.7 million from WRALP. Since December 1997, affiliates of WRALP served as the co-property manager with Equity Office and leasing agent for certain Office Properties acquired in December 1997 from WRALP and for several other Office Properties. In addition to the amounts paid above to WRALP for development and management fees, leasing commissions and related expense reimbursements with respect to some of our Properties, an additional $5.0 million was paid during 2000 to WRALP for the reimbursement of salaries of personnel in connection with such management services.

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

      See Note 25 — Commitments and Contingencies for information regarding Equity Office’s guarantee of WRALP’s line of credit.

Transaction with Trustee

      In connection with the Cornerstone Merger in 2000, Equity Office paid $5.0 million to John S. Moody to enter into a non-compete agreement. Mr. Moody became a trustee of Equity Office at the time of the Cornerstone Merger and is the former president and chief executive officer of Cornerstone.

Access Holdings

      In October 2000, five current and previous executive officers of Equity Office organized Access Holdings Company, L.L.C. and on August 2000 organized its sister company, AHC II, L.L.C., which Equity Office refers to collectively as “Access Holdings,” to provide or arrange for services for tenants that Equity Office could not provide under the REIT tax rules then in effect and to make certain investments that Equity Office was precluded from making under the REIT rules then in effect. Equity Office made loans totaling approximately $2.3 million in the aggregate at an annual interest rate of 7.0% to certain current and previous executive officers to finance their investment in Access Holdings. Of this amount, approximately $0.3 million

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

NOTE 22 — RELATED PARTY TRANSACTIONS — (continued)

was used by Access Holdings to purchase the voting interests in various tenant service and management companies owned by affiliates of Mr. Zell and the balance was used to operate Access Holdings. In consideration of the assumption of an outstanding capitalization note in the principal amount of $1.0 million payable by certain affiliates of Mr. Zell to EOP Office Company, Access Holdings also acquired the voting interest in EOP Office Company. EOP Office Company holds various assets, including 109,987 Units, a 10.2% interest in the Sunset North Property and a 30% interest in WRALP.

      In connection with the formation of Access Holdings, Equity Office entered into an option agreement with Access Holdings under which Access Holdings granted Equity Office the right on or after January 1, 2001 to acquire its assets, subject to its liabilities. Equity Office also granted to Access Holdings the right to sell its assets to Equity Office for a period of five years from the date of the tax law change. Neither Equity Office nor Access Holdings was obligated to exercise its respective contractual rights, and there was no assurance prior to January 1, 2001 that either would do so. The parties also entered into marketing and cost-sharing agreements pursuant to which Access Holdings paid an affiliate a total of $1.8 million during 2000. In 2001, Equity Office determined that it was in Equity Office’s best interests to exercise its option to acquire the assets of Access Holdings and, accordingly, submitted the matter to the Conflicts Committee of Equity Office’s Board of Trustees. The Conflicts Committee engaged the services of a third party to perform a valuation analysis of the assets and liabilities of Access Holdings for purposes of calculating the applicable purchase price under the option agreements. That firm delivered its valuation report and, in reliance on such report and on other factors it considered to be relevant, the Conflicts Committee approved the exercise of the option effective as of January 1, 2001 at a purchase price equal to the fair market value of the assets plus the assumption of liabilities and determined the applicable purchase prices under the option agreements to be as follows: (a) $2.3 million for the assets of Access Holdings Company, L.L.C., plus assumption of liabilities of $1.4 million; and (b) $0.2 million for the assets of AHC II Company, L.L.C., plus the assumption of liabilities of $0.1 million. The executive officers of Equity Office repaid their loans from Equity Office, collectively totaling approximately $2.3 million, using a portion of the purchase price paid by Equity Office for the assets of Access Holdings. These executive officers each earned a profit of approximately $52,000 on their investment in Access Holdings.

      As a result of these transactions, Equity Office now owns interests through its subsidiaries in several tenant service entities, interests in certain Office Properties and minority voting securities of certain former non-controlled subsidiaries engaged in real estate, insurance and management businesses.

Amounts Received from Related Parties

      As described in Note 6, Equity Office owns preferred shares of CT Convertible Trust I, of which Mr. Zell is Chairman of the Board.

      Equity Office has entered into third-party management contracts and a licensing agreement to manage and lease space at certain Properties owned or controlled by affiliates of Mr. Zell. Income recognized by Equity Office for providing these management services during 2002 and 2001 was approximately $1.0 million and $1.5 million.

      In addition, Equity Office provided real estate tax consulting and risk management services to related parties for which it received approximately $1.6 million, $1.7 million and $1.4 million during 2002, 2001 and 2000, respectively.

NOTE 23 — SHARE OPTION PLAN AND SHARE AWARD PLAN

      Equity Office has established the 1997 Share Option and Share Award Plan, as amended (the “Employee Plan”). The purpose of the Employee Plan is to attract and retain highly qualified executive officers, trustees and employees. Through the Employee Plan, certain officers, trustees, employees and consultants of Equity

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

NOTE 23 — SHARE OPTION PLAN AND SHARE AWARD PLAN — (continued)

Office are offered the opportunity to acquire Common Shares pursuant to grants of (i) options to purchase Common Shares (“Options”) and (ii) Share Awards (defined below). The Employee Plan is administered by the Compensation and Option Committee (the “Compensation Committee”), which is appointed by the Board of Trustees. The Compensation Committee determines those officers, trustees, key employees and consultants to whom, and the time or times at which, grants of Options and Share Awards will be made. The Compensation Committee interprets the Employee Plan, adopts rules relating thereto and determines the terms and provisions of Options and Share Awards. In 2002, 2001, and 2000 the Common Shares subject to Options and Share Awards under the Employee Plan were limited to 32,030,650, 23,733,869 and 19,433,472, respectively. The maximum aggregate number of Options and Share Awards that may be granted under the Plan may not exceed 6.8% of the outstanding Common Shares calculated on a fully diluted basis and determined annually on the first day of each calendar year. No more than one-half of the maximum aggregate number of Options and Share Awards shall be granted as Share Awards. To the extent that Options expire unexercised or are terminated, surrendered or canceled, the Options and Share Awards become available for future grants under the Plan, unless the Plan has terminated. The Employee Plan will terminate at such time as all of the unissued Common Shares reserved for the Plan have been issued. The Board of Trustees may at any time amend or terminate the Employee Plan, but termination will not affect Options and Share Awards previously granted. Any Options or Share Awards which vest prior to any such termination will continue to be exercisable by the holder thereof.

      The Compensation Committee determines the vesting schedule of each Option and the term, which shall not exceed 10 years from the grant date. As to the Options that have been granted through December 31, 2002, the vesting schedules range from one-third of the Options being exercisable as of the first anniversary of the grant date, an additional one-third being exercisable as of the second anniversary of the grant date and the remaining one-third being exercisable as of the third anniversary of the grant date. The exercise price for all Options under the Employee Plan shall not be less than the fair market value of the underlying Common Shares at the time the Option is granted.

      Each non-employee member of the Board of Trustees receives an annual grant of an Option to purchase 10,000 Common Shares (other than Mr. van der Vlist, who receives a grant of an equivalent share appreciation right exercisable for cash). If an individual becomes a trustee other than at an annual meeting, he or she is entitled to a prorated Option grant based upon the number of days until the next annual meeting of shareholders.

      The Employee Plan permits the issuance of Share Awards to executive officers, trustees and key employees upon such terms and conditions as are determined by the Compensation Committee in its sole discretion. A Share Award is an award of a Common Share which (i) may be fully vested upon issuance (“Share Award”) or (ii) may vest over time (“Restricted Share Award”). Generally, members of the Board of Trustees have been granted Share Awards pursuant to the Employee Plan as payment of their board fees. In each case, the number of Share Awards granted to trustees was equal to the dollar value of the fee divided by the fair market value of a Common Share on the date the fee would have been paid. Restricted Share Awards were granted to certain officers and employees in 2002, 2001 and 2000. Restricted Share Awards granted in 2002 vest evenly over a five-year period, 20% per year on each of the first five anniversaries of the grant date. The Restricted Share Awards granted before 2002 vest over a five-year period as follows: 50% on the third anniversary of the grant date, 25% on the fourth anniversary of the grant date and the remaining 25% on the fifth anniversary of the grant date.

      Equity Office has elected to apply the accounting provisions of Accounting Principles Board Opinion No. 25 Accounting for Stock Issued to Employees (“APB No. 25”) in the computation of compensation expense. Under APB No. 25, an intrinsic value method is used to determine compensation expense by computing the excess of the market price of the Common Shares subject to the Option or Share Award over the exercise price on the grant date or the measurement date. For Options, there is no intrinsic value on the

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

NOTE 23 — SHARE OPTION PLAN AND SHARE AWARD PLAN — (continued)

grant date or measurement date because the option exercise price equalled the Common Share market price. For Share Awards, the intrinsic value equals the Common Share market price on the grant date or measurement date because there is no exercise price.

      Statement of Financial Accounting Standards No. 123 (“SFAS No. 123”) requires the disclosure of pro forma net income and earnings per share as if a fair value based accounting method had been used in the computation of compensation expense. The fair value of the Options computed under SFAS No. 123 would be recognized over the vesting period of the Options. The fair value for Options granted in 2002, 2001, and 2000 was estimated at the time the Options were granted using the Black-Scholes option-pricing model with the following weighted average assumptions:

Assumptions:	2002	2001	2000

Risk-free interest rate	4.2%	4.2%	5.1%
Expected dividend yield	7.0%	6.7%	5.5%
Volatility	0.19	0.21	0.33
Weighted average expected life of the Options	5 years	5 years	5 years
Weighted average fair value of Options granted	$2.29	$2.76	$5.63

      The Black-Scholes option-pricing model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, option-pricing models require the input of highly subjective assumptions, including the expected stock price volatility. Under the fair value method approximately $11.1 million, $11.9 million and $15.1 million would have been recognized as additional compensation expense for 2002, 2001 and 2000, respectively. For purposes of pro forma disclosures, the estimated fair value of the Options is amortized to expense evenly over the Options’ vesting period. The following is the unaudited pro forma information for the years ended December 31, 2002, 2001 and 2000:

	For the years ended December 31,

	2002	2001	2000

	(Dollars in thousands)
Pro forma net income available to Common Shares	$697,786	$553,289	$411,693

	For the years ended December 31,

	2002		2001		2000

Earnings per share	Basic	Diluted	Basic	Diluted	Basic	Diluted

Historical net income available for Common Shares	$1.71	$1.70	$1.57	$1.55	$1.53	$1.52

Pro forma net income available for Common Shares	$1.68	$1.67	$1.54	$1.52	$1.49	$1.47

      Effective January 1, 2003, Equity Office adopted Statement of Financial Accounting Standards No. 123, (“SFAS No. 123”) Accounting for Stock Based Compensation, which requires a fair value based accounting method for determining compensation expense associated with the issuance of stock options and other equity awards. Equity Office decided to adopt the accounting provisions of SFAS No. 123 to reflect the cost to the company of issuing stock options and other equity awards to certain individuals in the consolidated financial statements. Equity Office will employ the prospective method for adopting SFAS No. 123 which requires the recognition of compensation expense for stock options and other equity compensation granted on or after January 1, 2003 and to record compensation expense for modifications of stock options and other equity awards that were outstanding as of December 31, 2002. Equity Office anticipates recognizing compensation expense of approximately $6.0 million, $12.0 million and $18.0 million for the years ending December 31, 2003, 2004 and 2005, respectively, for both Option and Share Award grants accounted for under SFAS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

NOTE 23 — SHARE OPTION PLAN AND SHARE AWARD PLAN — (continued)

No. 123. These anticipated compensation expense amounts are based on the existing compensation structure for 2003 and assumes a similar level of Option and Share Award compensation in future years. Future Option and Share Award compensation is subject to change based on actual Options and Share Award grants in future years and their respective fair values.

      Compensation expense related to Share Award grants was previously recognized in accordance with APB No. 25. The adoption of SFAS No. 123 does not significantly change the amount of compensation expense recognized for Share Awards.

      The table below summarizes the Option activity of the Employee Plan for the years ended December 31, 2002, 2001 and 2000:

		Weighted Average
	Common Shares	Exercise Price
	Subject to Options	Per Option

Balance at December 31, 1999	13,462,154	$24.66
Options granted(a)	3,916,460	23.63
Options canceled	(572,114)	24.78
Options exercised	(3,585,129)	22.81

Balance at December 31, 2000	13,221,371	24.82
Options granted(b)	6,785,666	27.26
Options canceled	(438,681)	27.53
Options exercised	(3,282,003)	21.89

Balance at December 31, 2001	16,286,353	$26.41
Options granted	6,540,705	28.36
Options canceled	(592,102)	28.98
Options exercised	(1,739,863)	23.00

Balance at December 31, 2002	20,495,093	$27.18

      The following table summarizes information regarding Options outstanding at December 31, 2002:

	Options Outstanding
				Options Exercisable		Options Not Exercisable
		Weighted-
		average	Weighted-		Weighted-		Weighted-
		remaining	average		average		average
		contractual life	exercise		exercise		exercise
Range of Exercise Prices	Options	in years(c)	price	Options	price	Options	price

$12.09 to $21.00	2,015,855	4.6	$20.79	2,015,855	$20.79	—	—
$21.07 to $23.40	1,598,421	6.0	23.22	1,598,421	23.22	—	—
$24.23 to $24.62	3,091,379	7.0	24.23	3,091,379	24.23	—	—
$24.88 to $28.36	6,593,070	9.0	28.30	888,664	27.99	5,704,406	$28.35
$28.38 to $29.50	2,212,000	5.4	29.47	2,125,329	29.49	86,671	29.19
$29.76 to $33.00	4,984,368	7.7	30.36	2,398,740	30.75	2,585,628	29.99

$12.09 to $33.00	20,495,093	7.3	$27.18	12,118,388	$26.01	8,376,705	$28.87

(a)	Includes 3,681,212 Options granted in connection with the Cornerstone Merger.

(b)	Includes 1,890,648 Options granted in connection with the Spieker Merger.

(c)	Expiration dates ranged from May 2004 to September 2012.

      During 2002, 2001 and 2000, there were 541,055, 602,666 and 555,100 Restricted Share Awards granted, respectively. The Restricted Shares Awards issued in 2002, 2001 and 2000 were, on average, valued at an average of $28.01, $20.61 and $23.91 each, respectively. The value of the Restricted Share Awards is recognized as compensation expense evenly over the vesting period.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

NOTE 24 — 401(K) PLAN

      The Equity Office Properties Trust Section 401(k) Savings/ Retirement Plan (the “401(k) Plan”) was established to cover eligible employees of Equity Office and employees of any designated affiliate. The 401(k) Plan permits eligible persons to defer up to 16% of their annual compensation into the 401(k) Plan, subject to certain limitations imposed by the Internal Revenue Code. Employees’ elective deferrals are immediately vested and nonforfeitable upon contribution to the 401(k) Plan. Equity Office matches dollar for dollar employee contributions to the 401(k) Plan up to 4% of the employee’s annual salary. In addition, Equity Office may elect to make an annual discretionary profit-sharing contribution. Equity Office expensed approximately $4.2 million, $3.8 million and $3.6 million in each of the years ended December 31, 2002, 2001 and 2000, respectively, related to the 401(k) Plan.

NOTE 25 — COMMITMENTS AND CONTINGENCIES

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

Litigation

      Equity Office is not presently subject to material litigation nor, to Equity Office’s knowledge, is any material litigation threatened against Equity Office, other than routine actions for negligence and other claims and administrative proceedings arising in the ordinary course of business, some of which are expected to be covered by liability insurance and all of which collectively are not expected to have a material adverse effect on the liquidity, results of operations, or financial condition of Equity Office.

Contingencies

      Certain Properties owned in joint ventures with unaffiliated parties have buy/sell options that may be exercised to acquire the other partner’s interest by Equity Office or its joint venture partner may acquire Equity Office’s interest if certain conditions are met as set forth in the respective joint venture agreement. In addition, Equity Office has granted options to a tenant to purchase two of its Office Properties.

      In connection with the acquisition of certain Properties, Equity Office has agreed not to sell such Properties in a taxable transaction for a period of time as defined in their respective agreements or Equity Office may be obligated to make additional payments to the respective sellers.

Insurance

      Property Damage, Business Interruption, Earthquake and Terrorism: The insurance coverage provided through third-party insurance carriers is subject to coverage limitations. For each type of insurance coverage described below, should an uninsured or underinsured loss occur, Equity Office could lose all or a portion of its

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

NOTE 25 — COMMITMENTS AND CONTINGENCIES — (continued)

investment in, and anticipated cash flows from, one or more of the Properties. In addition, there can be no assurance that third-party insurance carriers will be able to maintain reinsurance sufficient to cover any losses that may be incurred.

Type of Insurance	Equity Office	Third-Party
Coverage	Loss Exposure/Deductible	Coverage Limitation

Property damage and business interruption(a)	$75 million in the aggregate (inclusive of retention amounts paid for earthquake loss), plus $1 million per occurrence deductible	$1.0 billion per occurrence(c)
Earthquake(a)(b)	$75 million in the aggregate (inclusive of retention amounts paid for property damage and business interruption loss) per year, plus $1 million per occurrence deductible	$325 million in the aggregate per year(c)
Acts of terrorism(d)	$1 million or 2% of total insurable value, whichever is greater, per occurrence deductible; and 30 day waiting period for loss of rent	$270 million in the aggregate per year(e)

(a)	In September 2002, Equity Office began retaining up to $75 million of such loss calculated throughout the Equity Office portfolio. In the event of a loss in excess of these retention limits, the third-party insurance carriers would be obligated to cover the losses up to the stated coverage amounts in the above table.

(b)	The amount of the third-party insurance relating to earthquakes is based on maximum probable loss studies performed by independent third parties. The maximum annual aggregate payment amount for earthquake loss is $325 million, inclusive of Equity Office’s loss exposure of $75 million plus $1 million per occurrence deductible. There can be no assurance that these actuarial studies have correctly estimated any losses that may occur.

(c)	These amounts include Equity Office’s loss exposure/deductible amount.

(d)	The third-party insurance coverage excludes nuclear, chemical or biological acts of terrorism. There can be no assurance that insurance coverage for acts of terrorism will be available in the future. It is also possible that the lenders under our unsecured credit facility and our secured mortgage indebtedness could seek to declare a default based on the absence of insurance coverage for terrorist acts for the type and amount in place. If one or more lenders were to declare such a default, Equity Office would challenge such conclusion as not being commercially reasonable in the context of the current marketplace. See Note 26. Subsequent Events for changes to the terrorism insurance.

(e)	This amount is in excess of Equity Office’s deductible amounts.

      Workers Compensation, Automobile Liability and General Liability: Equity Office has per occurrence deductible amounts on workers compensation of $500,000, auto liability of $250,000 and general liability of $1,000,000.

Off-Balance Sheet Arrangements

Commitments

      In accordance with the agreement governing the investment in Wright Runstad Associates Limited Partnership (“WRALP”) made in 1997, Equity Office agreed, for a period generally continuing until December 31, 2007, to make available to WRALP up to $20.0 million in additional financing or credit support for future development. As of December 31, 2002, no amounts have been funded pursuant to this agreement. However, Equity Office has unconditionally guaranteed payment of WRALP’s $19.5 million revolving line of

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

NOTE 25 — COMMITMENTS AND CONTINGENCIES — (continued)

credit which has an outstanding balance of approximately $12.9 million as of December 31, 2002 in the event of WRALP’s non-payment. WRALP’s current line of credit matures in July 2003. Equity Office does not have a liability accrued related to this guarantee. In the event Equity Office makes payment on WRALP’s line of credit and WRALP does not repay Equity Office, Equity Office is entitled to (i) terminate the credit facility provided to WRALP from Equity Office and (ii) declare all amounts borrowed by WRALP due and payable. Equity Office believes the risk of an unrecovered loss is minimal at this time.

Letters of Credit

      As of December 31, 2002, Equity Office had provided approximately $3.3 million in letters of credit. The letters of credit were required to be issued under the provisions of our worker’s compensation insurance policies and certain utility contracts.

NOTE 26 — SUBSEQUENT EVENTS

      The following transactions occurred subsequent to December 31, 2002, through March 13, 2003:

      In January 2003, EOP Partnership issued $500 million of 5.875% unsecured notes due January 15, 2013. Including all offering expenses, the all-in effective rate of the unsecured notes is 5.98%. The notes are guaranteed by Equity Office. Total cash proceeds net of selling commissions and other expenses were approximately $494.9 million. The net proceeds were used to repay $300 million of unsecured notes that matured in February 2003. The remaining net proceeds were used to repay outstanding balances on the line of credit and for general business purposes, including working capital.

      In January 2003, Equity Office sold the ABAM Building, Washington Park and the Federal Way office buildings to an unaffiliated party for approximately $13.5 million. The properties comprised three office properties, approximately 114,527 square feet and are located in Seattle, Washington.

      In February 2003, Equity Office sold the U.S. West Dex Center office building to an unaffiliated party for approximately $11.6 million. The property comprised one office building, approximately 136,176 square feet and is located in Salt Lake City, Utah.

      In February 2003, Equity Office sold the Commerce Park office building to an unaffiliated party for approximately $16.1 million. The property comprised one office building, approximately 94,367 square feet and is located in Santa Monica, CA.

      Effective in February 2003, Equity Office amended its third-party insurance coverage for acts of terrorism as a result of the Terrorism Risk Insurance Act of 2002 (“TRIA”) enacted by Congress and signed into law by President Bush on November 26, 2002. Equity Office cancelled the terrorism insurance program that provided a limit of $270 million in the aggregate per year and replaced it with a limit of $825 million in the current property insurance program which provides coverage for chemical and biological exposure, whereas the previous insurance coverage excluded this exposure. Under TRIA, Equity Office has a per occurrence deductible of $750,000 and retains 10% of each and every loss up to a maximum of $33.25 million per occurrence, inclusive of the deductible. The federal government is obligated to cover the remaining 90% of the loss above the deductible up to $100 billion in the aggregate annually.

      In March 2003, Equity Office sold the Janss Court office building to an unaffiliated party for approximately $35.5 million. The property comprised one office building, approximately 92,403 square feet, 32 residential units and is located in Santa Monica, CA.

      From January 1, 2003 through March 13, 2003, Equity Office had repurchased 2,518,100 Common Shares under a share repurchase program at an average price of $23.82 for approximately $60.0 million in the aggregate.

Item 9.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

      None.

PART III

Item 10.     Directors and Executive Officers of the Registrant.

      Information about Trustees of Equity Office is incorporated by reference from the discussion under Proposal 1 in our Proxy Statement for the 2003 Annual Meeting of Shareholders. The balance of the response to this item is contained in the discussion entitled “Executive and Senior Officers of Equity Office” under Item 1 of Part I of this report.

Item 11.  Executive Compensation.

      Information about executive compensation is incorporated by reference from the discussion under the heading “Executive Compensation” in our Proxy Statement for the 2003 Annual Meeting of Shareholders.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

      Information about security ownership of certain beneficial owners and management, and information about our equity compensation plans, are incorporated by reference from the discussion under the headings “Common Share and Unit Ownership by Trustees and Executive Officers” and “Equity Compensation Plan Information” in our Proxy Statement for the 2003 Annual Meeting of Shareholders.

Item 13.  Certain Relationships and Related Transactions.

      Information about certain relationships and transactions with related parties is incorporated herein by reference from the discussion under the heading “Certain Relationships and Related Transactions” in our Proxy Statement for the 2003 Annual Meeting of Shareholders.

Item 14.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

      Our principal executive officer, Samuel Zell, and our principal financial officer, Marsha C. Williams, evaluated within 90 days prior to the filing of this Form 10-K the effectiveness of the design and operation of our disclosure controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. As a result of this evaluation, these executive officers have concluded that, as of such date, the design and operation of our disclosure controls and procedures were effective.

Changes in Internal Controls

      Since the date of the evaluation of our disclosure controls and procedures by Mr. Zell and Ms. Williams described above, there have been no significant changes in our internal controls or in other factors that could significantly affect our disclosure controls and procedures.

PART IV

Item 15.  Exhibits, Financial Statement Schedules and Reports on Form 8-K.

      (a)(1) Financial Statements

           Report of Independent Auditors

Consolidated Balance Sheets as of December 31, 2002 and 2001

Consolidated Statements of Operations for the years ended December 31, 2002, 2001 and 2000

Consolidated Statements of Changes in Shareholders’ Equity for the years ended December 31, 2002, 2001 and 2000

Consolidated Statement of Net Comprehensive Income for the years ended December 31, 2002, 2001 and 2000

Consolidated Statements of Cash Flows for the years ended December 31, 2002, 2001 and 2000

           Notes to Consolidated Financial Statements

      (a)(2) Financial Statement Schedules

           Schedule III — Real Estate and Accumulated Depreciation as of December 31, 2002

      All other schedules for which provision is made in the applicable accounting regulations of the SEC are not required under the related instructions or are inapplicable and therefore have been omitted.

      (a)(3) Exhibits:

The exhibits required by this item are set forth on the Exhibit Index attached hereto.

      (b) Reports on Form 8-K:

The following report(s) on Form 8-K were filed during the quarter ended December 31, 2002:

Items
Reported/Financial
Statements
Date of Event	Filed

November 18, 2002	Item 5.	Other Events

      (c) Exhibits:

           See Item 15(a)(3) above.

      (d) Financial Statement Schedules:

           None.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EQUITY OFFICE PROPERTIES TRUST

By:	/s/ SAMUEL ZELL

Samuel Zell
Chairman of the Board of Trustees
and Chief Executive Officer

Date: March 28, 2003

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title

/s/ SAMUEL ZELL Samuel Zell	Chairman of the Board of Trustees and Chief Executive Officer (principal executive officer)

/s/ RICHARD D. KINCAID Richard D. Kincaid	President and Trustee

/s/ MARSHA C. WILLIAMS Marsha C. Williams	Executive Vice President — Chief Financial Officer (principal financial officer)

/s/ STEPHEN M. BRIGGS Stephen M. Briggs	Senior Vice President — Chief Accounting Officer (principal accounting officer)

/s/ THOMAS E. DOBROWSKI Thomas E. Dobrowski	Trustee

/s/ JOHN A. FOSTER John A. Foster	Trustee

/s/ WILLIAM M. GOODYEAR William M. Goodyear	Trustee

/s/ JAMES D. HARPER, JR. James D. Harper, Jr.	Trustee

/s/ DAVID K. MCKOWN David K. McKown	Trustee

/s/ JOHN S. MOODY, SR. John S. Moody, Sr.	Trustee

Signature	Title

/s/ JERRY M. REINSDORF Jerry M. Reinsdorf	Trustee

/s/ SHELI Z. ROSENBERG Sheli Z. Rosenberg	Trustee

/s/ EDWIN N. SIDMAN Edwin N. Sidman	Trustee

/s/ WARREN E. SPIEKER, JR. Warren E. Spieker, Jr.	Trustee

Jan H.W.R. van der Vlist	Trustee

/s/ CRAIG G. VOUGHT Craig G. Vought	Trustee

William Wilson III	Trustee

CERTIFICATIONS

I, Samuel Zell, certify that:

      1. I have reviewed this annual report on Form 10-K of Equity Office Properties Trust;

      2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

      3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

      4. The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

(a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

(b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

(c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5. The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing similar functions):

(a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

      6. The registrant’s other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ SAMUEL ZELL

Samuel Zell
Chief Executive Officer and
Chairman of the Board of Trustees

Date: March 28, 2003

I, Marsha C. Williams, certify that:

      1. I have reviewed this annual report on Form 10-K of Equity Office Properties Trust;

      2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

      3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

      4. The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

(a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

(b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

(c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5. The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing similar functions):

(a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

      6. The registrant’s other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ MARSHA C. WILLIAMS

Marsha C. Williams
Executive Vice President and
Chief Financial Officer

Date: March 28, 2003

EXHIBIT INDEX

Exhibit No.	Description	Page No.

3.1	Articles of Amendment and Restatement of Declaration of Trust of Equity Office (incorporated herein by reference to Exhibit 3.1 to Equity Office’s Registration Statement on Form S-11, as amended (SEC File No. 333-26629))

3.2*	Articles Supplementary Designating Equity Office 8.98% Series A Cumulative Redeemable Preferred Shares, dated December 15, 1997 and filed with the Maryland State Department of Assessments and Taxation on December 17, 1997

3.3*	Articles Supplementary Designating Equity Office 5.25% Series B Convertible, Cumulative Preferred Shares, dated February 18, 1998 and filed with the Maryland State Department of Assessments and Taxation on February 19, 1998

3.4	Articles Supplementary Designating Equity Office 8 5/8% Series C Cumulative Redeemable Preferred Shares, dated December 1, 1998, as filed with the Maryland State Department of Assessments and Taxation on December 4, 1998 (incorporated herein by reference to the Exhibit 3.4 to Equity Office’s Annual Report on Form 10-K for the year ended December 31, 2000, as amended)

3.5	Articles Supplementary of Equity Office, dated February 28, 2000 and filed with the Maryland State Department of Assessments and Taxation on March 17, 2000 (incorporated herein by reference to Exhibit 3.5 to Equity Office’s Annual Report on Form 10-K for the year ended December 31, 1999, as amended)

3.6	Articles of Amendment to Equity Office’s Declaration of Trust relating to amendments to Sections 8.2 and 8.4 (incorporated herein by reference to Exhibit 3.1 to Equity Office’s Current Report on Form 8-K filed with the SEC on May 12, 2000)

3.7	Exhibit A to the Maryland Articles of Merger filed by Equity Office on June 19, 2000 with the Maryland State Department of Assessments and Taxation setting forth amendments to Equity Office’s Declaration of Trust effected as part of the merger of Cornerstone with and into Equity Office (incorporated herein by reference to Exhibit 99.4 to Equity Office’s Current Report on Form 8-K filed with the SEC on July 5, 2000)

3.8	Exhibit A to Maryland Articles of Merger filed by Equity Office on July 2, 2001 with the Maryland State Department of Assessments and Taxation setting forth amendments to Equity Office’s Declaration of Trust effected as part of the merger of Spieker with and into Equity Office (incorporated herein by reference to Exhibit 99.4 to Equity Office’s Current Report on Form 8-K filed with the SEC on July 5, 2001)

3.9	Articles Supplementary Designating Equity Office Series D Cumulative Redeemable Preferred Shares, dated July 2, 2001 and filed with the Maryland State Department of Assessments and Taxation on July 2, 2001 (incorporated herein by reference to Exhibit 99.5 to Equity Office’s Current Report on Form 8-K filed with the SEC on July 5, 2001)

Exhibit No.	Description	Page No.

3.10	Articles Supplementary Designating Equity Office Series E Cumulative Redeemable Preferred Shares, dated July 2, 2001 and filed with the Maryland State Department of Assessments and Taxation on July 2, 2001 (incorporated herein by reference to Exhibit 99.6 to Equity Office’s Current Report on Form 8-K filed with the SEC on July 5, 2001)

3.11	Articles Supplementary Designating Equity Office Series F Cumulative Redeemable Preferred Shares, dated July 2, 2001 and filed with the Maryland State Department of Assessments and Taxation on July 2, 2001 (incorporated herein by reference to Exhibit 99.7 to Equity Office’s Current Report on Form 8-K filed with the SEC on July 5, 2001)

3.12	Articles Supplementary Designating Equity Office Series G Cumulative Redeemable Preferred Shares, dated July 23, 2002 and filed with the Maryland State Department of Assessments and Taxation on July 23, 2002 (incorporated herein by reference to Exhibit 12 to Equity Office’s Registration Statement on Form 8-A filed with the SEC on July 24, 2002)

3.13	Second Amended and Restated Bylaws (incorporated by reference to Exhibit 13 of Equity Office’s Registration Statement on Form 8-A filed with the Commission on July 24, 2002)

4.1*	Indenture, dated as of September 2, 1997, between EOP Partnership and State Street Bank and Trust Company

4.2*	First Supplemental Indenture, dated as of February 9, 1998, between EOP Partnership and State Street Bank and Trust Company

4.3*	$200,000,000 6.375% Note due 2003. A $100,000,000 6.375% Note due 2003, identical in all material respects other than principal amount to the Note filed as Exhibit 4.3 to Equity Office’s Annual Report on Form 10-K for the year ended December 31, 1997, as amended, has not been filed.

4.4*	$200,000,000 6.625% Note due 2005. Another $200,000,000 6.625% Note due 2005, identical in all material respects to the Note filed as Exhibit 4.4 to Equity Office’s Annual Report on Form 10-K for the year ended December 31, 1997, as amended, has not been filed.

4.5*	$200,000,000 6.750% Note due 2008. A $100,000,000 6.750% Note due 2008, identical in all material respects other than principal amount to the Note filed as Exhibit 4.5 to Equity Office’s Annual Report on Form 10-K for the year ended December 31, 1997, as amended, has not been filed.

4.6*	$200,000,000 7.250% Note due 2018. A $50,000,000 7.250% Note due 2018, identical in all material respects other than principal amount to the Note filed as Exhibit 4.6 to Equity Office’s Annual Report on Form 10-K for the year ended December 31, 1997, as amended, has not been filed.

4.7	$30,000,000 7.24% Senior Note due 2004 (incorporated herein by reference to Exhibit 4.8 to Equity Office’s Annual Report on Form 10-K for the year ended December 31, 1997, as amended)

4.8	$50,000,000 7.36% Senior Note due 2005 (incorporated herein by reference to Exhibit 4.9 to Equity Office’s Annual Report on Form 10-K for the year ended December 31, 1997, as amended)

4.9	$50,000,000 7.44% Senior Note due 2006 (incorporated herein by reference to Exhibit 4.10 to Equity Office’s Annual Report on Form 10-K for the year ended December 31, 1997, as amended)

Exhibit No.	Description	Page No.

4.10	$50,000,000 7.41% Senior Note due 2007 (incorporated herein by reference to Exhibit 4.11 to Equity Office’s Annual Report on Form 10-K for the year ended December 31, 1997, as amended)

4.11	$250,000,000 6.50% Notes due 2004 (incorporated herein by reference to Exhibit 4.12 to Equity Office’s Annual Report on Form 10-K for the year ended December 31, 2000, as amended)

4.12	$300,000,000 6.763% Notes due 2007 (incorporated herein by reference to Exhibit 4.13 to Equity Office’s Annual Report on Form 10-K for the year ended December 31, 2000, as amended)

4.13	$225,000,000 7.25% Notes due 2028 (incorporated herein by reference to Exhibit 4.14 to Equity Office’s Annual Report on Form 10-K for the year ended December 31, 2000, as amended)

4.14	$300,000,000 6.5% Notes due 2004 (incorporated herein by reference to Exhibit 4.16 to Equity Office’s Annual Report on Form 10-K for the year ended December 31, 2000, as amended)

4.15	$500,000,000 6.8% Notes due 2009 (incorporated herein by reference to Exhibit 4.17 to Equity Office’s Annual Report on Form 10-K for the year ended December 31, 2000, as amended)

4.16	$200,000,000 7.5% Notes due April 19, 2029 (incorporated herein by reference to Exhibit 4.23 to EOP Partnership’s Current Report on Form 8-K filed with the SEC on April 19, 1999)

4.17	$400,000,000 8.375% Note due March 15, 2006 (incorporated herein by reference to Exhibit 4.24 to EOP Partnership’s Current Report on Form 8-K filed with the SEC on March 24, 2000)

4.18	$100,000,000 8.375% Note due March 15, 2006 (incorporated herein by reference to Exhibit 4.25 to EOP Partnership’s Current Report on Form 8-K filed with the SEC on March 24, 2000)

4.19	$360,000,000 8.10% Note due August 1, 2010 of EOP Partnership (incorporated herein by reference to Exhibit 4.1 to EOP Partnership’s Current Report on Form 8-K filed with the SEC on August 8, 2000)

4.20	Indenture, dated August 23, 2000, by and among EOP Partnership, Equity Office and State Street Bank and Trust Company (incorporated herein by reference to Exhibit 4.1 to Equity Office’s Registration Statement on Form S-3 (SEC File No. 333-47754))

4.21	Registration Rights Agreement, dated as of August 23, 2000, among Equity Office, EOP Partnership and Salomon Smith Barney Inc. (incorporated herein by reference to Exhibit 4.2 to Equity Office’s Registration Statement on Form S-3 (SEC File No. 333-47754))

4.22	$300,000,000 (or applicable lesser amount) Senior Exchangeable Note due November 15, 2008, and related Guarantee (incorporated herein by reference to Exhibit 4.23 to Equity Offices annual report on Form 10-K for the year ended December 31, 2001, as amended)

4.23	$25,000,000 (or applicable lesser amount) Senior Exchangeable Note due November 15, 2008, and related Guarantee (incorporated herein by reference to Exhibit 4.24 to Equity Offices annual report on Form 10-K for the year ended December 31, 2001, as amended)

Exhibit No.	Description	Page No.

4.24	$325,000,000 (or applicable lesser amount) Senior Exchangeable Notes due November 15, 2008, and related Guarantee (incorporated herein by reference to Exhibit 4.25 to Equity Offices annual report on Form 10-K for the year ended December 31, 2001, as amended)

4.25	Indenture, dated August 29, 2000, by and between EOP Partnership and U.S. Bank National Association (formerly known as U.S. Bank Trust National Association) (incorporated herein by reference to Exhibit 4.1 to EOP Partnership’s Registration Statement on Form S-3, as amended (SEC File No. 333-43530))

4.26	First Supplemental Indenture, dated June 18, 2001, among EOP Partnership, Equity Office and U.S. Bank National Association (formerly known as U.S. Bank Trust National Association) (incorporated herein by reference to Exhibit 4.2 to Equity Office’s Registration Statement on Form S-3, as amended (SEC File No. 333-58976))

4.27	$400,000,000 7 3/8% Note due 2003 (incorporated herein by reference to Exhibit 4.4 to EOP Partnership’s Current Report on Form 8-K filed with the SEC on November 20, 2000)

4.28	$400,000,000 7 3/4% Note due 2007 (incorporated herein by reference to Exhibit 4.5 to EOP Partnership’s Current Report on Form 8-K filed with the SEC on November 20, 2000)

4.29	$200,000,000 7 3/4% Note due 2007 (incorporated herein by reference to Exhibit 4.6 to EOP Partnership’s Current Report on Form 8-K filed with the SEC on November 20, 2000)

4.30	Revolving Credit Agreement for $1,000,000,000 Revolving Credit Facility, dated as of May 12, 2000, among EOP Partnership and the Banks listed therein (incorporated herein by reference to Exhibit 99.7.1 of Equity Office’s Current Report on Form 8-K filed with the SEC on July 5, 2000)

4.31	Guaranty of Payment — No. 1, made as of May 12, 2000, between Equity Office and Bank of America, N.A. (incorporated herein by reference to Exhibit 99.7.2 to Equity Office’s Current Report on Form 8-K filed with the SEC on July 5, 2000)

4.32	Guaranty of Payment — No. 2, made as of May 12, 2000, between Equity Office and Bank of America, N.A. (incorporated herein by reference to Exhibit 99.7.3 to Equity Office’s Current Report on Form 8-K filed with the SEC on July 5, 2000)

4.33	Fixed Rate Promissory Note with The Chase Manhattan Bank (incorporated herein by reference to Exhibit 4.22 to Equity Office’s Annual Report on Form 10-K for the year ended December 31, 1999, as amended)

4.34	First Amendment to Revolving Credit Agreement and Consent Agreement, dated as of May 18, 2001, among EOP Partnership and the banks listed therein (incorporated herein by reference to Exhibit 10.3 to Equity Office’s Registration Statement on Form S-4, as amended (SEC File No. 333-57526))

4.35	$500,000,000 7.000% Note due July 15, 2011, and related Guarantee (incorporated herein by reference to Exhibit 4.4 to EOP Partnership’s Current Report on Form 8-K filed with the SEC on July 18, 2001)

Exhibit No.	Description	Page No.

4.36	$500,000,000 7.000% Note due July 15, 2011, and related Guarantee (incorporated herein by reference to Exhibit 4.5 to EOP Partnership’s Current Report on Form 8-K filed with the SEC on July 18, 2001)

4.37	$100,000,000 7.000% Note due July 15, 2011, and related Guarantee (incorporated herein by reference to Exhibit 4.6 to EOP Partnership’s Current Report on Form 8-K filed with the SEC on July 18, 2001)

4.38	$300,000,000 7.875% Note due July 15, 2031, and related Guarantee (incorporated herein by reference to Exhibit 4.7 to EOP Partnership’s Current Report on Form 8-K filed with the SEC on July 18, 2001)

4.39	$400,000,000 6 3/4% Note due February 15, 2012, and related Guarantee (incorporated herein by reference to Exhibit 4.1 to EOP Partnership’s Current Report on Form 8-K filed with the SEC on February 15, 2002)

4.40	$100,000,000 6 3/4% Note due February 15, 2012, and related Guarantee (incorporated herein by reference to Exhibit 4.2 to EOP Partnership’s Current Report on Form 8-K filed with the SEC on February 15, 2002)

4.41	Indenture, dated as of December 6, 1995, among Spieker and State Street Bank and Trust, as Trustee (incorporated herein by reference to Exhibit 99.17.1 to Equity Office’s Current Report on Form 8-K filed with the SEC on July 5, 2001)

4.42	Fourth Supplemental Indenture, dated as of January 24, 1996, among Spieker, Spieker Partnership and State Street (incorporated herein by reference to Exhibit 99.17.7 to Equity Office’s Current Report on Form 8-K filed with the SEC on July 5, 2001)

4.43	$100,000,000 6.90% Note due January 15, 2004 (incorporated herein by reference to Exhibit 99.17.8 to Equity Office’s Current Report on Form 8-K filed with the SEC on July 5, 2001)

4.44	Fifth Supplemental Indenture, dated as of June 20, 1996, among Spieker, Spieker Partnership and State Street (incorporated herein by reference to Exhibit 99.17.9 to Equity Office’s Current Report on Form 8-K filed with the SEC on July 5, 2001)

4.45	$100,000,000 Medium-Term Notes due nine months or more from July 19, 1996 (incorporated herein by reference to Exhibit 99.17.10 to Equity Office’s Current Report on Form 8-K filed with the SEC on July 5, 2001)

4.46	Sixth Supplemental Indenture, dated as of December 10, 1996, among Spieker, Spieker Partnership and State Street (incorporated herein by reference to Exhibit 99.17.12 to Equity Office’s Current Report on Form 8-K filed with the SEC on July 5, 2001)

4.47	$100,000,000 7.125% Note due December 1, 2006 (incorporated herein by reference to Exhibit 99.17.13 to Equity Office’s Current Report on Form 8-K filed with the SEC on July 5, 2001)

4.48	Seventh Supplemental Indenture, dated as of December 10, 1996, among Spieker, Spieker Partnership and State Street (incorporated herein by reference to Exhibit 99.17.14 to Equity Office’s Current Report on Form 8-K filed with the SEC on July 5, 2001)

4.49	$25,000,000 7.875% Note due December 1, 2016 (incorporated herein by reference to Exhibit 99.17.15 to Equity Office’s Current Report on Form 8-K filed with the SEC on July 5, 2001)

Exhibit No.	Description	Page No.

4.50	Eighth Supplemental Indenture, dated as of July 14, 1997, among Spieker, Spieker Partnership and State Street (incorporated herein by reference to Exhibit 99.17.16 to Equity Office’s Current Report on Form 8-K filed with the SEC on July 5, 2001)

4.51	$150,000,000 7.125% Note due July 1, 2009 (incorporated herein by reference to Exhibit 99.17.17 to Equity Office’s Current Report on Form 8-K filed with the SEC on July 5, 2001)

4.52	Ninth Supplemental Indenture, dated as of September 29, 1997, among Spieker, Spieker Partnership, First Trust of California, National Association and State Street (incorporated herein by reference to Exhibit 99.17.18 to Equity Office’s Current Report on Form 8-K filed with the SEC on July 5, 2001)

4.53	$150,000,000 7.50% Debenture due October 1, 2027 (incorporated herein by reference to Exhibit 99.17.19 to Equity Office’s Current Report on Form 8-K filed with the SEC on July 5, 2001)

4.54	Tenth Supplemental Indenture, dated as of December 8, 1997, among Spieker, Spieker Partnership and First Trust of California, National Association (incorporated herein by reference to Exhibit 99.17.20 to Equity Office’s Current Report on Form 8-K filed with the SEC on July 5, 2001)

4.55	$200,000,000 7.35% Debenture due December 1, 2017 (incorporated herein by reference to Exhibit 99.17.21 to Equity Office’s Current Report on Form 8-K filed with the SEC on July 5, 2001)

4.56	Eleventh Supplemental Indenture, dated as of January 27, 1998, among Spieker, Spieker Partnership and First Trust of California, National Association (incorporated herein by reference to Exhibit 99.17.22 to Equity Office’s Current Report on Form 8-K filed with the SEC on July 5, 2001)

4.57	$150,000,000 6.75% Note due January 15, 2008 (incorporated herein by reference to Exhibit 99.17.23 to Equity Office’s Current Report on Form 8-K filed with the SEC on July 5, 2001)

4.58	Twelfth Supplemental Indenture, dated as of February 2, 1998, among Spieker, Spieker Partnership and First Trust of California, National Association (incorporated herein by reference to Exhibit 99.17.24 to Equity Office’s Current Report on Form 8-K filed with the SEC on July 5, 2001)

4.59	$125,000,000 6.875% Note due February 1, 2005 (incorporated herein by reference to Exhibit 99.17.25 to Equity Office’s Current Report on Form 8-K filed with the SEC on July 5, 2001)

4.60	Thirteenth Supplemental Indenture, dated as of February 2, 1998, among Spieker, Spieker Partnership and First Trust of California, National Association (incorporated herein by reference to Exhibit 99.17.26 to Equity Office’s Current Report on Form 8-K filed with the SEC on July 5, 2001)

4.61	$1,500,000 7.0% Note due February 1, 2007 (incorporated herein by reference to Exhibit 99.17.27 to Equity Office’s Current Report on Form 8-K filed with the SEC on July 5, 2001)

4.62	Fourteenth Supplemental Indenture, dated as of April 29, 1998, among Spieker, Spieker Partnership and U.S. Bank National Association (formerly known as U.S. Bank Trust National Association) (incorporated herein by reference to Exhibit 99.17.28 to Equity Office’s Current Report on Form 8-K filed with the SEC on July 5, 2001)

Exhibit No.	Description	Page No.

4.63	$25,000,000 6.88% Note due April 30, 2007 (incorporated herein by reference to Exhibit 99.17.29 to Equity Office’s Current Report on Form 8-K filed with the SEC on July 5, 2001)

4.64	Fifteenth Supplemental Indenture, dated as of May 11, 1999, among Spieker, Spieker Partnership and U.S. Bank National Association (formerly known as U.S. Bank Trust National Association) (incorporated herein by reference to Exhibit 99.17.30 to Equity Office’s Current Report on Form 8-K filed with the SEC on July 5, 2001)

4.65	$200,000,000 6.8% Note due May 1, 2004 (incorporated herein by reference to Exhibit 99.17.31 to Equity Office’s Current Report on Form 8-K filed with the SEC on July 5, 2001)

4.66	$200,000,000 7.25% Note due May 1, 2009 (incorporated herein by reference to Exhibit 99.17.32 to Equity Office’s Current Report on Form 8-K filed with the SEC on July 5, 2001)

4.67	Sixteenth Supplemental Indenture, dated as of December 11, 2000, among Spieker, Spieker Partnership and U.S. Bank National Association (formerly known as U.S. Bank Trust National Association) (incorporated herein by reference to Exhibit 99.17.33 to Equity Office’s Current Report on Form 8-K filed with the SEC on July 5, 2001)

4.68	$200,000,000 7.65% Note due December 15, 2010 (incorporated herein by reference to Exhibit 99.17.34 to Equity Office’s Current Report on Form 8-K filed with the SEC on July 5, 2001)

4.69	Seventeenth Supplemental Indenture relating to the substitution of Equity Office and EOP Partnership as successor entities for Spieker and Spieker Partnership, respectively (incorporated herein by reference to Exhibit 99.17.35 to Equity Office’s Current Report on Form 8-K filed with the SEC on July 5, 2001)

4.70	$400,000,000 6 3/4% Note due February 15, 2012, and related Guarantee (incorporated by reference to Exhibit 4.1 to EOP Partnership’s Current Report on Form 8-K filed with the SEC on February 15, 2002)

4.71	$100,000,000 6 3/4% Note due February 15, 2012, and related Guarantee (incorporated by reference to Exhibit 4.2 to EOP Partnership’s Current Report on Form 8-K filed with the SEC on February 15, 2002)

4.72	$400,000,000 5.875% Note due January 15, 2013, and related Guarantee (incorporated herein by reference to Exhibit 4.1 to the Current Report on Form 8-K of EOP Partnership filed with the SEC on January 15, 2003)

4.73	$100,000,000 5.875% Note due January 15, 2003, and related Guarantee (incorporated herein by reference to Exhibit 4.2 to the Current Report on Form 8-K of EOP Partnership filed with the SEC on January 15, 2003)

10.1	Third Amended and Restated Agreement of Limited Partnership of EOP Partnership (incorporated herein by reference to Exhibit 99.8 to Equity Office’s Current Report on Form 8-K filed with the SEC on July 5, 2001)

10.2	First Amendment to Third Amended and Restated Agreement of Limited Partnership of EOP Partnership (incorporated herein by reference to Exhibit 4.1 to EOP Partnership’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002.)

Exhibit No.		Description	Page No.

10.3		Registration Rights Agreement, dated as of July 11, 1997, among Equity Office and the persons named therein (incorporated herein by reference to Exhibit 10.2 to Equity Office’s Annual Report on Form 10-K for the year ended December 31, 1997, as amended)

10.4		Noncompetition Agreement between Equity Office and Samuel Zell (incorporated herein by reference to Exhibit 10.3 to Equity Office’s Annual Report on Form 10-K for the year ended December 31, 1997, as amended)

10.5†		1997 Share Option and Share Award Plan, as amended (incorporated herein by reference to Exhibit 10.1 to Equity Office’s Current Report on Form 8-K filed with the SEC on January 15, 2003)

10.6†		Equity Office Supplemental Retirement Savings Plan, including the first and second amendment (incorporated herein by reference to Exhibit 10.9 to Equity Office’s Annual Report on Form 10-K for the year ended December 31, 1999, as amended)

10.7		Amended and Restated Operating Agreement No. 1 of Wilson/ Equity Office, LLC (incorporated herein by reference to Exhibit 10.13 to Equity Office’s Annual Report on Form 10-K for the year ended December 31, 2000, as amended)

10.8		Separation Agreement dated as of December 24, 2002, by and between Wilson/Equity Office, LLC, Wilson Investors — California, LLC, EOP Investor, L.L.C., EOP — Concar Investor, L.L.C., Equity Office Properties Management Corp., EOP Operating Limited Partnership, Equity Office Properties Trust, William Wilson III, Thomas P. Sullivan, Jacqueline U. Moore, A. Robert Paratte, H. Lee Van Boven, Terry Reagan, Scott Stephens and Jon Knorpp

10.9†		Change in Control Agreement entered into effective as of September 1, 2001 by and between Equity Office Properties Management Corp., Equity Office and Richard D. Kincaid (incorporated herein by reference to Exhibit 10.2 to Equity Office’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001)

10.10	†	Change in Control Agreement entered into effective as of September 1, 2001 by and between Equity Office Properties Management Corp., Equity Office and Peter H. Adams (incorporated herein by reference to Exhibit 10.3 to Equity Office’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001)

10.11	†	Change in Control Agreement entered into effective as of September 1, 2001 by and between Equity Office Properties Management Corp., Equity Office and David A. Helfand (incorporated herein by reference to Exhibit 10.5 to Equity Office’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001)

10.12	†	Change in Control Agreement entered into effective as of September 1, 2001 by and between Equity Office Properties Management Corp., Equity Office and Stanley M. Stevens (incorporated herein by reference to Exhibit 10.8 to Equity Office’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001)

Exhibit No.		Description	Page No.

10.13	†	Assumption and Amendment to Change in Control Agreement entered into effective as of May 22, 2002 by and between Equity Office Properties Management Corp., Equity Office, EOP Partnership and Richard D. Kincaid (incorporated by reference to Exhibit 10.1 to Equity Office’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002)

10.14	†	Assumption and Amendment to Change in Control Agreement entered into effective as of May 22, 2002 by and between Equity Office Properties Management Corp., Equity Office, EOP Partnership and Peter H. Adams (incorporated by reference to Exhibit 10.2 to Equity Office’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002)

10.15	†	Assumption and Amendment to Change in Control Agreement entered into effective as of May 22, 2002 by and between Equity Office Properties Management Corp., Equity Office, EOP Partnership and David A. Helfand (incorporated by reference to Exhibit 10.3 to Equity Office’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002)

10.16	†	Assumption and Amendment to Change in Control Agreement entered into effective as of May 22, 2002 by and between Equity Office Properties Management Corp., Equity Office, EOP Partnership and Stanley M. Stevens (incorporated by reference to Exhibit 10.4 to Equity Office’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002)

10.17		Construction Loan Agreement, dated as of November 21, 2002, by and between WEO-Concar LLC, a California limited liability company, as Borrower and Riverside Finance L.L.C. a Delaware limited liability company, as Lender

10.18		Construction Loan Agreement, dated as of April 30, 2002, between Foundry Square Associates IV, LLC, a California limited liability company, as Borrower and Riverside Finance Company, L.L.C., a Delaware limited liability company, as Lender (incorporated by reference to Exhibit 10.6 to Equity Office’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002)

10.19	†	Form of Share Appreciation Rights Agreement by and between Equity Office and Jan H. W. R. van der Vlist (incorporated by reference to Exhibit 10.1 to Equity Office’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002)

10.20	†	Severance Agreement, dated June 24, 2002, with Timothy H. Callahan (incorporated by reference to Exhibit 10.1 to Equity Office’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002)

12.1		Statement of Earnings to Combined Fixed Charges and Preferred Distributions

21.1		List of Subsidiaries

23.1		Consent of Independent Auditors

99.1		Equity Office Properties Trust 1997 Non-Qualified Employee Share Purchase Plan Financial Statements as of and for the years ended December 31, 2002, 2001 and 2000

*	Incorporated herein by reference to the same-numbered exhibit to Equity Office’s Annual Report on Form 10-K for the year ended December 31, 1997, as amended.

†	Represents a management contract or compensatory plan, contract or agreement.

Schedule III — Real Estate and Accumulated Depreciation as of December 31, 2002

								Costs Capitalized
						Initial Cost to		Subsequent to
						Equity Office		Acquisition

					Encumbrances		Building and		Building and
	Description	Notes	Location	State	at 12/31/02	Land	Improvements	Land	Improvements

	Office Properties:
	Atlanta Region
1	200 Galleria		Atlanta	GA	$—	$10,282	$58,266	$—	$2,294
2	Prominence in Buckhead		Atlanta	GA	—	7,456	63,166	—	11,523
3	One Ninety One Peachtree Tower		Atlanta	GA	—	46,500	263,500	—	1,980
4	Central Park	(3)	Atlanta	GA	(55,718)	9,163	82,463	—	4,280
5	Lakeside Office Park		Atlanta	GA	—	4,792	43,132	—	2,118
6	Paces West	(3)	Atlanta	GA	—	8,336	75,025	—	5,536
7	Perimeter Center		Atlanta	GA	(200,373)	52,374	415,161	279	26,942
8	Wachovia Center	(3)	Charlotte	NC	—	5,061	45,549	—	1,560

	Atlanta Region Totals				(256,091)	143,964	1,046,262	279	56,233

	Boston Region
9	Crosby Corporate Center		Bedford	MA	—	5,958	53,620	115	2,256
10	Crosby Corporate Center II		Bedford	MA	—	9,385	27,584	9	5,390
11	125 Summer Street		Boston	MA	(70,312)	18,000	102,000	—	4,192
12	222 Berkeley Street		Boston	MA	—	25,593	145,029	—	3,009
13	500 Boylston Street		Boston	MA	—	39,000	221,000	—	—
14	Sixty State Street		Boston	MA	(76,626)	—	256,000	—	3,104
15	100 Summer Street		Boston	MA	—	22,271	200,439	—	41,214
16	150 Federal Street		Boston	MA	—	14,131	127,182	—	13,777
17	175 Federal Street		Boston	MA	—	4,894	44,045	—	2,613
18	2 Oliver Street- 147 Milk Street		Boston	MA	—	5,017	45,157	—	3,106
19	225 Franklin Street		Boston	MA	—	34,608	311,471	—	7,456
20	28 State Street	(3)	Boston	MA	—	9,513	85,623	—	40,331
21	Center Plaza		Boston	MA	—	18,942	170,480	—	7,406
22	Russia Wharf		Boston	MA	—	3,891	35,023	—	3,014
23	South Station		Boston	MA	—	—	31,074	—	1,261
24	New England Executive Park		Burlington	MA	—	15,637	140,729	203	13,025
25	The Tower at New England Executive Park		Burlington	MA	—	2,793	31,462	5	11,098
26	One Memorial Drive		Cambridge	MA	(57,472)	14,862	88,216	—	1,706
27	One Canal Park		Cambridge	MA	—	2,006	18,054	—	1,153
28	Riverview I & II		Cambridge	MA	—	5,938	53,438	6	2,611
29	Ten Canal Park		Cambridge	MA	—	2,383	21,448	—	62
30	Riverside Center		Newton	MA	—	24,000	69,849	—	19,773
31	175 Wyman		Walthan	MA	—	14,600	5,400	3	1,425
32	Wellesley Office Park		Wellesley	MA	—	16,493	148,434	20	5,942

	Boston Region Totals				(204,410)	309,915	2,432,757	361	194,924

	Chicago Region
33	101 North Wacker		Chicago	IL	—	10,035	90,319	—	3,363
34	161 North Clark	(3)	Chicago	IL	—	15,882	142,936	—	18,487
35	200 West Adams		Chicago	IL	—	11,654	104,887	—	7,100
36	30 North LaSalle Street	(3)	Chicago	IL	—	12,489	112,401	—	7,432
37	Civic Opera House		Chicago	IL	—	12,771	114,942	—	6,318
38	One North Franklin	(3)	Chicago	IL	—	9,830	88,474	—	4,066
39	Presidents Plaza		Chicago	IL	—	13,435	120,919	—	7,041
40	BP Tower	(3)	Cleveland	OH	(84,638)	17,403	157,260	—	5,790
41	Community Corporate Center	(3)	Columbus	OH	—	3,019	27,170	—	2,557
42	One Crosswoods	(3)	Columbus	OH	—	1,059	9,530	—	1,833
43	Corporate 500 Centre		Deerfield	IL	(76,601)	20,100	113,900	—	4,251
44	1700 Higgins Centre	(3)	Des Plaines	IL	—	1,323	11,908	64	1,037
45	Tri-State International		Lincolnshire	IL	—	10,925	98,327	290	2,400
46	1111 West 22nd Street		Oakbrook	IL	—	4,834	43,508	48	1,933
47	One Lincoln Centre		Oakbrook	IL	—	7,350	41,650	—	1,947

[Additional columns below]

[Continued from above table, first column(s) repeated]

	Gross Amount Carried at
	Close of Period
	12/31/2002
					Date of
		Building and		Accumulated	Construction/	Date	Depreciable
	Land	Improvements	Total(1)	Depreciation	Renovation	Acquired	Lives(2)

1	$10,282	$60,560	$70,842	$(4,082)	1985	06/19/00	40
2	7,456	74,689	82,145	(7,898)	1999	07/13/99	40
3	46,500	265,480	311,980	(16,963)	1991	06/19/00	40
4	9,163	86,743	95,906	(13,110)	1986	10/17/95	40
5	4,792	45,250	50,042	(6,331)	1972-1978	12/19/97	40
6	8,336	80,561	88,897	(11,402)	1988	10/31/94	40
7	52,653	442,103	494,756	(61,250)	1970/1989	12/19/97	40
8	5,061	47,109	52,170	(6,570)	1972/1994	09/01/95	40

	144,243	1,102,495	1,246,738	(127,606)

9	6,073	55,876	61,949	(7,129)	1996	12/19/97	40
10	9,394	32,974	42,368	(5,237)	1998	12/19/97	40
11	18,000	106,192	124,192	(7,291)	1989	06/19/00	40
12	25,593	148,038	173,631	(9,564)	1991	06/19/00	40
13	39,000	221,000	260,000	(14,043)	1988	06/19/00	40
14	—	259,104	259,104	(16,509)	1979	06/19/00	40
15	22,271	241,653	263,924	(29,383)	1974/1990	03/18/98	40
16	14,131	140,959	155,090	(20,518)	1988	12/19/97	40
17	4,894	46,658	51,552	(6,173)	1977	12/19/97	40
18	5,017	48,263	53,280	(7,069)	1988	12/19/97	40
19	34,608	318,927	353,535	(41,408)	1966/1996	12/19/97	40
20	9,513	125,954	135,467	(25,823)	1968/1997	01/23/95	40
21	18,942	177,886	196,828	(23,138)	1969	12/19/97	40
22	3,891	38,037	41,928	(5,897)	1978-1982	12/19/97	40
23	—	32,335	32,335	(4,177)	1988	12/19/97	40
24	15,840	153,754	169,594	(21,521)	1970/1985	12/19/97	40
25	2,798	42,560	45,358	(5,602)	1971/1999	03/31/98	40
26	14,862	89,922	104,784	(5,640)	1985	06/19/00	40
27	2,006	19,207	21,213	(2,585)	1987	12/19/97	40
28	5,944	56,049	61,993	(7,296)	1985-1986	12/19/97	40
29	2,383	21,510	23,893	(2,717)	1987	12/19/97	40
30	24,000	89,622	113,622	(8,205)	2000	12/19/97	40
31	14,603	6,825	21,428	(420)	1999	12/19/97	40
32	16,513	154,376	170,889	(20,166)	1963/1984	12/19/97	40

	310,276	2,627,681	2,937,957	(297,511)

33	10,035	93,682	103,717	(12,770)	1980/1990	12/19/97	40
34	15,882	161,423	177,305	(28,317)	1992	07/26/95	40
35	11,654	111,987	123,641	(15,974)	1985/1996	12/19/97	40
36	12,489	119,833	132,322	(17,848)	1974/1990	06/13/97	40
37	12,771	121,260	134,031	(16,979)	1929/1996	12/19/97	40
38	9,830	92,540	102,370	(13,031)	1991	12/31/92	40
39	13,435	127,960	141,395	(16,830)	1980-1982	12/19/97	40
40	17,403	163,050	180,453	(23,367)	1985	09/04/96	40
41	3,019	29,727	32,746	(4,703)	1987	06/14/90	40
42	1,059	11,363	12,422	(1,678)	1984	11/12/93	40
43	20,100	118,151	138,251	(7,793)	1986/1990	06/19/00	40
44	1,387	12,945	14,332	(2,003)	1986	11/12/93	40
45	11,215	100,727	111,942	(14,000)	1986	12/19/97	40
46	4,882	45,441	50,323	(6,357)	1984	12/19/97	40
47	7,350	43,597	50,947	(3,033)	1986	06/19/00	40

								Costs Capitalized
						Initial Cost to		Subsequent to
						Equity Office		Acquisition

					Encumbrances		Building and		Building and
	Description	Notes	Location	State	at 12/31/02	Land	Improvements	Land	Improvements

48	Oakbrook Terrace Tower	(3)	Oakbrook Terrace	IL	—	11,950	107,552	486	7,042
49	Westbrook Corporate Center		Westchester	IL	(100,494)	24,875	223,874	30	13,517

	Chicago Region Totals				(261,733)	188,934	1,609,557	918	96,114

	Denver Region
50	Northland Plaza		Bloomington	MN	—	4,705	42,346	—	2,239
51	Metropoint II		Denver	CO	—	1,777	17,865	—	3,207
52	410 17th Street		Denver	CO	—	4,474	40,264	—	3,841
53	4949 South Syracuse		Denver	CO	—	822	7,401	22	1,022
54	Denver Corporate Center II & III	(3)	Denver	CO	—	4,059	36,534	3	4,740
55	Denver Post Tower		Denver	CO	—	—	52,937	—	6,335
56	Dominion Plaza		Denver	CO	—	5,990	53,911	—	5,834
57	Metropoint		Denver	CO	—	4,375	39,375	—	3,175
58	Tabor Center		Denver	CO	—	12,948	116,536	—	33,070
59	Trinity Place		Denver	CO	—	1,898	17,085	—	2,099
60	Millennium Plaza		Englewood	CO	—	4,257	38,314	—	193
61	Terrace Building		Englewood	CO	—	1,546	13,865	29	859
62	The Quadrant	(3)	Englewood	CO	—	4,357	39,215	—	3,069
63	The Solarium		Englewood	CO	—	1,951	17,560	—	1,738
64	Wells Fargo Center		Minneapolis	MN	(112,493)	39,045	221,255	—	502
65	US Bancorp Center		Minneapolis	MN	—	17,269	99,018	—	22,512
66	LaSalle Plaza		Minneapolis	MN	—	9,681	87,127	—	3,233
67	U.S. West Dex Center		Salt Lake City	UT	—	1,725	9,775	49	306
68	49 East Thomas Road	(3)	Phoenix	AZ	—	65	588	—	35
69	One Phoenix Plaza	(3)	Phoenix	AZ	—	6,192	55,727	—	—

	Denver Region Totals				(112,493)	127,136	1,006,698	103	98,009

	Houston Region
70	One American Center	(3)	Austin	TX	—	—	70,812	—	8,045
71	One Congress Plaza	(3)	Austin	TX	—	6,502	58,521	—	3,933
72	San Jacinto Center	(3)	Austin	TX	—	5,075	45,671	—	4,370
73	9400 NCX	(3)	Dallas	TX	—	3,570	32,130	—	5,294
74	Colonnade I & II		Dallas	TX	—	9,044	81,394	—	6,291
75	Colonnade III		Dallas	TX	—	6,152	56,634	—	5,549
76	Eighty Eighty Central		Dallas	TX	—	3,760	33,854	—	3,541
77	Four Forest Plaza	(3)	Dallas	TX	—	4,768	42,911	—	5,872
78	Lakeside Square		Dallas	TX	—	5,262	47,369	24	4,375
79	North Central Plaza Three	(3)	Dallas	TX	—	3,612	32,689	—	4,050
80	Summit Office Park	(3)	Ft. Worth	TX	—	1,421	12,790	—	2,496
81	2500 CityWest		Houston	TX	—	8,089	72,811	—	3,272
82	Brookhollow Central		Houston	TX	—	7,226	65,053	—	8,155
83	Intercontinental Center	(3)	Houston	TX	—	1,602	14,420	70	2,033
84	Northborough Tower	(3)	Houston	TX	—	1,355	12,199	37	2,067
85	San Felipe Plaza	(3)	Houston	TX	(49,500)	13,471	117,984	20	9,200
86	909 E. Las Colinas Boulevard		Irving	TX	—	5,129	46,164	13	980
87	545 E. John Carpenter Freeway		Irving	TX	—	5,525	49,728	—	1,596
88	One Lakeway Center	(3)	Metairie	LA	—	2,804	25,235	—	3,813
89	Three Lakeway Center	(3)	Metairie	LA	—	4,695	43,661	59	3,138
90	Two Lakeway Center	(3)	Metairie	LA	—	4,644	41,792	49	3,698
91	601 Tchoupitoulas Garage	(7)	New Orleans	LA	—	1,180	10,620	—	298
92	LL&E Tower	(7)	New Orleans	LA	(37,500)	6,186	55,672	46	7,507
93	Texaco Center	(7)	New Orleans	LA	(42,500)	6,686	60,177	10	4,166
94	Colonnade I	(3)	San Antonio	TX	—	1,414	12,725	81	1,826
95	Northwest Center	(3)	San Antonio	TX	—	1,948	17,532	—	1,978
96	Union Square	(3)	San Antonio	TX	—	1,582	14,236	9	2,799

	Houston Region Totals				(129,500)	122,702	1,174,784	418	110,342

[Additional columns below]

[Continued from above table, first column(s) repeated]

	Gross Amount Carried at
	Close of Period
	12/31/2002
					Date of
		Building and		Accumulated	Construction/	Date	Depreciable
	Land	Improvements	Total(1)	Depreciation	Renovation	Acquired	Lives(2)

48	12,436	114,594	127,030	(17,160)	1988	04/16/97	40

49	24,905	237,391	262,296	(31,909)	1985/1996	12/19/97	40

	189,852	1,705,671	1,895,523	(233,752)

50	4,705	44,585	49,290	(5,545)	1985	07/02/98	40
51	1,777	21,072	22,849	(2,817)	1999	04/10/00	40
52	4,474	44,105	48,579	(6,127)	1978	04/30/98	40
53	844	8,423	9,267	(1,029)	1982	07/15/98	40

54	4,062	41,274	45,336	(5,776)	1981/1993-1997	12/20/90	40

55	—	59,272	59,272	(8,341)	1984	04/21/98	40

56	5,990	59,745	65,735	(8,430)	1983	05/14/98	40
57	4,375	42,550	46,925	(4,985)	1987	07/15/98	40
58	12,948	149,606	162,554	(15,898)	1985	04/30/98	40
59	1,898	19,184	21,082	(2,694)	1983	04/30/98	40
60	4,257	38,507	42,764	(4,468)	1982	05/19/98	40

61	1,575	14,724	16,299	(1,856)	1982	07/15/98	40

62	4,357	42,284	46,641	(6,565)	1985	12/01/92	40
63	1,951	19,298	21,249	(2,469)	1982	07/15/98	40
64	39,045	221,757	260,802	(14,098)	1988	06/19/00	40

65	17,269	121,530	138,799	(8,308)	2000	06/19/00	40

66	9,681	90,360	100,041	(12,445)	1991	11/25/97	40
67	1,774	10,081	11,855	(718)	1985	06/19/00	40

68	65	623	688	(90)	1974/1993	12/11/96	40

69	6,192	55,727	61,919	(7,602)	1989	12/04/96	40

	127,239	1,104,707	1,231,946	(120,261)

70	—	78,857	78,857	(11,791)	1984	11/01/95	40

71	6,502	62,454	68,956	(9,882)	1987	11/12/93	40

72	5,075	50,041	55,116	(7,530)	1987	12/13/91	40

73	3,570	37,424	40,994	(6,581)	1981/1995	06/24/94	40
74	9,044	87,685	96,729	(10,792)	1983-1985	09/30/98	40

75	6,152	62,183	68,335	(7,352)	1998	09/30/98	40
76	3,760	37,395	41,155	(5,348)	1984	10/01/97	40

77	4,768	48,783	53,551	(7,267)	1985	06/29/89	40

78	5,286	51,744	57,030	(7,470)	1987	11/24/97	40
79	3,612	36,739	40,351	(5,522)	1986/1994	04/21/92	40

80	1,421	15,286	16,707	(2,588)	1974/1993	03/01/89	40

81	8,089	76,083	84,172	(10,498)	1983	10/01/97	40
82	7,226	73,208	80,434	(10,960)	1979, 1981, 1995	10/01/97	40

83	1,672	16,453	18,125	(2,607)	1983/1991	06/28/89	40

84	1,392	14,266	15,658	(2,277)	1983/1990	08/03/89	40

85	13,491	127,184	140,675	(19,783)	1984	09/29/87	40

86	5,142	47,144	52,286	(4,710)	1988	01/07/99	40

87	5,525	51,324	56,849	(5,284)	1985	01/07/99	40

88	2,804	29,048	31,852	(4,751)	1981/1996	11/12/93	40

89	4,754	46,799	51,553	(7,061)	1987/1996	11/12/93	40

90	4,693	45,490	50,183	(7,190)	1984/1996	11/12/93	40

91	1,180	10,918	12,098	(1,475)	1982	09/03/97	40

92	6,232	63,179	69,411	(9,584)	1987	09/03/97	40
93	6,696	64,343	71,039	(9,497)	1984	09/03/97	40
94	1,495	14,551	16,046	(2,532)	1983	12/04/96	40
95	1,948	19,510	21,458	(3,235)	1984/1994	11/12/93	40

96	1,591	17,035	18,626	(3,040)	1986	12/23/92	40

	123,120	1,285,126	1,408,246	(186,607)

								Costs Capitalized
						Initial Cost to		Subsequent to
						Equity Office		Acquisition

					Encumbrances		Building and		Building and
	Description	Notes	Location	State	at 12/31/02	Land	Improvements	Land	Improvements

	Los Angeles Region
97	Stadium Towers		Anaheim	CA	—	6,683	37,868	—	783
98	East Hills Office Park		Anaheim Hills	CA	—	1,202	6,812	—	130
99	Brea Corporate Place		Brea	CA	—	—	35,129	—	878
100	Brea Corporate Plaza		Brea	CA	—	1,902	10,776	—	532
101	Brea Financial Commons		Brea	CA	—	2,640	14,960	—	216
102	Brea Park Centre		Brea	CA	—	2,682	15,198	—	1,061
103	Camino West Corporate Park		Carlsbad	CA	—	1,030	5,835	—	2
104	Carlsbad Airport Plaza		Carlsbad	CA	—	1,396	7,909	—	127
105	La Place Court		Carlsbad	CA	—	1,506	8,532	—	525
106	Pacific Ridge Corporate Centre		Carlsbad	CA	—	3,266	18,510	—	3
107	Pacific View Plaza		Carlsbad	CA	—	1,205	6,827	—	45
108	Cerritos Towne Center		Cerritos	CA	—	—	60,368	—	1,587
109	Corona Corporate Center		Corona	CA	—	758	4,293	—	46
110	700 North Brand		Glendale	CA	(24,528)	5,970	33,828	—	2,028
111	One Pacific Plaza		Huntington Beach	CA	—	2,328	13,194	—	446
112	18301 Von Karman (Apple Building)		Irvine	CA	—	6,027	34,152	—	1,449
113	18581 Teller		Irvine	CA	—	1,485	8,415	—	985
114	2600 Michelson		Irvine	CA	—	11,291	63,984	—	1,177
115	Centerpointe Irvine I, II, & III		Irvine	CA	—	1,253	7,100	—	395
116	Fairchild Corporate Center		Irvine	CA	—	2,363	13,388	—	269
117	Inwood Park		Irvine	CA	—	3,543	20,079	—	108
118	Tower 17		Irvine	CA	—	7,562	42,849	—	677
119	1920 Main Plaza	(3)	Irvine	CA	—	5,281	47,526	—	3,757
120	2010 Main Plaza	(3)	Irvine	CA	—	5,197	46,774	—	2,189
121	Oakbrook Plaza		Laguna Hills	CA	—	2,778	15,745	(21)	339
122	Commerce Park		Los Angeles	CA	—	—	14,700	—	818
123	Sepulveda Center		Los Angeles	CA	—	4,113	23,306	—	143
124	The Tower in Westwood		Los Angeles	CA	—	10,041	56,899	—	606
125	10880 Wilshire Boulevard		Los Angeles	CA	—	28,009	149,841	—	8,395
126	10960 Wilshire Boulevard		Los Angeles	CA	—	16,841	151,574	—	7,666
127	550 South Hope Street		Los Angeles	CA	—	10,016	90,146	—	8,402
128	Two California Plaza	(3)	Los Angeles	CA	—	—	156,197	—	48,402
129	Marina Business Center Bldg 1-4		Marina Del Rey	CA	—	7,890	44,710	—	329
130	1201 Dove Street		Newport Beach	CA	—	1,998	11,320	(12)	109
131	Ontario Corporate Center		Ontario	CA	—	1,383	7,839	—	115
132	Ontario Gateway I		Ontario	CA	—	830	4,703	—	340
133	The City- 3800 Chapman		Orange	CA	—	3,019	17,107	—	239
134	500 Orange Tower		Orange	CA	—	12,944	28,913	—	5,884
135	500-600 City Parkway		Orange	CA	—	7,296	41,342	—	12,329
136	City Plaza		Orange	CA	—	6,809	38,584	—	2,277
137	City Tower		Orange	CA	—	10,440	59,160	—	737
138	1100 Executive Tower	(3)	Orange	CA	—	4,622	41,599	—	1,708
139	3280 E. Foothill Boulevard		Pasadena	CA	—	3,396	19,246	—	456
140	790 Colorado		Pasadena	CA	—	2,355	13,343	—	779
141	Century Square		Pasadena	CA	—	6,787	38,457	—	(55)
142	Pasadena Financial Center		Pasadena	CA	—	4,779	27,084	—	282
143	Regional Office Center III		Redlands	CA	—	730	4,136	—	102
144	Bridge Pointe Corporate Centre I & II		San Diego	CA	—	13,058	73,997	—	5
145	Centerside II		San Diego	CA	(22,337)	5,777	32,737	—	761
146	La Jolla Centre I & II		San Diego	CA	—	12,904	73,122	—	809
147	Nobel Corporate Plaza		San Diego	CA	—	3,697	20,948	—	644
148	One Pacific Heights		San Diego	CA	—	3,072	17,408	—	259
149	Pacific Corporate Plaza		San Diego	CA	—	2,100	11,900	—	—
150	Park Plaza		San Diego	CA	—	2,203	12,484	—	88

[Additional columns below]

[Continued from above table, first column(s) repeated]

	Gross Amount Carried at
	Close of Period
	12/31/2002
					Date of
		Building and		Accumulated	Construction/	Date	Depreciable
	Land	Improvements	Total(1)	Depreciation	Renovation	Acquired	Lives(2)

97	6,683	38,651	45,334	(1,471)	1988	07/02/01	40
98	1,202	6,942	8,144	(266)	1988	07/02/01	40

99	—	36,007	36,007	(1,338)	1987	07/02/01	40

100	1,902	11,308	13,210	(471)	1982	07/02/01	40

101	2,640	15,176	17,816	(597)	1982/1989	07/02/01	40

102	2,682	16,259	18,941	(659)	1979-1982,1990	07/02/01	40

103	1,030	5,837	6,867	(213)	1991	07/02/01	40

104	1,396	8,036	9,432	(318)	1987	07/02/01	40

105	1,506	9,057	10,563	(369)	1988	07/02/01	40
106	3,266	18,513	21,779	(675)	1999	07/02/01	40

107	1,205	6,872	8,077	(256)	1986	07/02/01	40

108	—	61,955	61,955	(2,238)	1989/1998	07/02/01	40

109	758	4,339	5,097	(163)	1990	07/02/01	40

110	5,970	35,856	41,826	(2,555)	1981	06/19/00	40
111	2,328	13,640	15,968	(520)	1982/1987	07/02/01	40

112	6,027	35,601	41,628	(2,454)	1991	06/19/00	40

113	1,485	9,400	10,885	(342)	1983	07/02/01	40
114	11,291	65,161	76,452	(2,427)	1986	07/02/01	40
115	1,253	7,495	8,748	(333)	1979-1980,1994	07/02/01	40

116	2,363	13,657	16,020	(523)	1979	07/02/01	40

117	3,543	20,187	23,730	(752)	1985/1996	07/02/01	40
118	7,562	43,526	51,088	(1,618)	1987	07/02/01	40
119	5,281	51,283	56,564	(8,341)	1988	09/29/94	40
120	5,197	48,963	54,160	(7,135)	1988	12/13/94	40
121	2,757	16,084	18,841	(583)	1984	07/02/01	40
122	—	15,518	15,518	(1,068)	1977	06/19/00	40
123	4,113	23,449	27,562	(866)	1982	07/02/01	40

124	10,041	57,505	67,546	(2,128)	1989	07/02/01	40

125	28,009	158,236	186,245	(21,165)	1970/1992	12/19/97	40

126	16,841	159,240	176,081	(22,414)	1971/1992	12/19/97	40

127	10,016	98,548	108,564	(13,207)	1991	10/06/97	40

128	—	204,599	204,599	(39,071)	1992	08/23/96	40

129	7,890	45,039	52,929	(1,639)	1982-1984,1998	07/02/01	40

130	1,986	11,429	13,415	(423)	1975/1989	07/02/01	40

131	1,383	7,954	9,337	(300)	1989	07/02/01	40

132	830	5,043	5,873	(178)	1984	07/02/01	40

133	3,019	17,346	20,365	(634)	1984	07/02/01	40

134	12,944	34,797	47,741	(5,039)	1988	01/01/01	40

135	7,296	53,671	60,967	(1,653)	1974, 1978, 1998	07/02/01	40

136	6,809	40,861	47,670	(1,469)	1970	07/02/01	40
137	10,440	59,897	70,337	(2,244)	1988	07/02/01	40
138	4,622	43,307	47,929	(6,401)	1987	12/15/94	40

139	3,396	19,702	23,098	(742)	1982	07/02/01	40

140	2,355	14,122	16,477	(525)	1981	07/02/01	40
141	6,787	38,402	45,189	(1,402)	1984	07/02/01	40
142	4,779	27,366	32,145	(1,055)	1984/1996	07/02/01	40

143	730	4,238	4,968	(179)	1988	07/02/01	40

144	13,058	74,002	87,060	(2,698)	1998-2000	07/02/01	40

145	5,777	33,498	39,275	(2,281)	1987	06/19/00	40
146	12,904	73,931	86,835	(2,714)	1986-1989	07/02/01	40

147	3,697	21,592	25,289	(773)	1985	07/02/01	40

148	3,072	17,667	20,739	(681)	1989	07/02/01	40

149	2,100	11,900	14,000	(434)	1988	07/02/01	40

150	2,203	12,572	14,775	(458)	1982	07/02/01	40

								Costs Capitalized
						Initial Cost to		Subsequent to
						Equity Office		Acquisition

					Encumbrances		Building and		Building and
	Description	Notes	Location	State	at 12/31/02	Land	Improvements	Land	Improvements

151	Westridge I		San Diego	CA	—	1,500	8,500	—	—
152	Smith Barney Tower	(3)	San Diego	CA	—	2,658	23,919	—	4,622
153	The Plaza at La Jolla Village	(3)	San Diego	CA	(78,493)	10,916	98,243	19	4,089
154	Griffin Towers		Santa Ana	CA	—	14,317	81,127	—	463
155	Lincoln Town Center		Santa Ana	CA	—	4,403	24,950	—	905
156	2951 28th Street		Santa Monica	CA	—	3,612	20,465	—	426
157	429 Santa Monica		Santa Monica	CA	—	2,523	14,298	—	313
158	Arboretum Courtyard		Santa Monica	CA	—	6,573	37,245	—	616
159	Janss Court		Santa Monica	CA	(16,542)	4,350	24,650	—	192
160	Santa Monica Business Park		Santa Monica	CA	(8,431)	—	242,155	—	2,521
161	Searise Office Tower		Santa Monica	CA	—	4,380	24,818	—	917
162	Wilshire Palisades		Santa Monica	CA	(39,853)	9,763	55,323	—	1,556
163	Bixby Ranch		Seal Beach	CA	(26,455)	6,450	36,550	—	1,541

	Los Angeles Region Totals				(216,639)	337,902	2,555,096	(14)	140,544

	New York Region
164	527 Madison Avenue		New York	NY	—	9,155	51,877	—	2,611
165	850 Third Avenue	(3)(5)	New York	NY	(6,287)	9,606	86,453	30	4,758
166	Park Avenue Tower	(5)	New York	NY	(180,000)	48,976	196,566	719	8,395
167	Tower 56		New York	NY	(22,733)	6,853	38,832	—	1,204
168	Worldwide Plaza		New York	NY	(225,808)	124,919	496,665	—	6,897
169	Shelton Pointe	(3)	Shelton	CT	—	1,514	13,625	—	862
170	177 Broad Street	(3)	Stamford	CT	—	2,562	23,056	—	873
171	300 Atlantic Street	(3)	Stamford	CT	—	4,632	41,691	—	3,080
172	Canterbury Green	(3)	Stamford	CT	(19,217)	—	41,987	92	1,688
173	Four Stamford Plaza	(3)	Stamford	CT	(15,977)	4,471	40,238	24	1,333
174	One and Two Stamford Plaza	(3)	Stamford	CT	—	8,268	74,409	—	5,594
175	Three Stamford Plaza	(3)	Stamford	CT	(16,721)	3,957	35,610	—	592

	New York Region Totals				(486,743)	224,913	1,141,009	865	37,887

	San Francisco Region
176	Golden Bear Center		Berkeley	CA	(18,858)	4,500	25,500	—	492
177	Sierra Point		Brisbane	CA	—	3,198	18,120	—	38
178	Bay Park Plaza I & II		Burlingame	CA	—	12,906	73,133	—	1,020
179	One Bay Plaza		Burlingame	CA	—	8,642	48,973	—	1,048
180	One & Two Corporate Centre		Concord	CA	—	6,379	36,146	—	716
181	5813 Shellmound /5855 Christie		Emeryville	CA	—	870	4,930	—	8
182	Watergate Office Towers		Emeryville	CA	—	46,568	263,885	—	5,245
183	Parkshore Plaza II		Folsom	CA	—	4,082	23,130	—	(107)
184	Parkshore Plaza I		Folsom	CA	—	2,916	16,524	—	9
185	Bayside Corporate Center		Foster City	CA	—	2,836	16,069	—	589
186	Metro Center		Foster City	CA	—	—	282,329	—	2,146
187	Parkside Towers		Foster City	CA	—	36,000	63,965	—	8,695
188	Vintage Industrial Park		Foster City	CA	—	21,527	121,988	—	314
189	Vintage Park Office		Foster City	CA	—	5,719	32,406	—	233
190	Lafayette Terrace		Lafayette	CA	—	1,422	8,057	—	88
191	Drake’s Landing		Larkspur	CA	—	5,735	32,499	—	1,204
192	Larkspur Landing Office Park		Larkspur	CA	—	8,316	47,126	—	1,644
193	Wood Island Office Complex		Larkspur	CA	—	3,735	21,163	—	52
194	PeopleSoft Plaza		Pleasanton	CA	—	7,039	39,887	—	708
195	Redwood Shores		Redwood City	CA	—	4,166	23,608	—	66
196	Seaport Centre		Redwood City	CA	—	24,000	136,000	—	129
197	Seaport Plaza		Redwood City	CA	—	10,132	26,108	—	2,845
198	Towers@Shores	(6)	Redwood City	CA	—	35,578	69,054	—	3,003
199	555 Twin Dolphin Plaza		Redwood Shores	CA	—	11,790	66,810	—	1,105
200	Douglas Corporate Center		Roseville	CA	—	2,391	13,550	—	59
201	Johnson Ranch Corp Centre I & II		Roseville	CA	—	4,380	24,819	—	139
202	Roseville Corporate Center		Roseville	CA	—	3,008	17,046	—	—

[Additional columns below]

[Continued from above table, first column(s) repeated]

	Gross Amount Carried at
	Close of Period
	12/31/2002
					Date of
		Building and		Accumulated	Construction/	Date	Depreciable
	Land	Improvements	Total(1)	Depreciation	Renovation	Acquired	Lives(2)

151	1,500	8,500	10,000	(310)	1980	07/02/01	40
152	2,658	28,541	31,199	(5,146)	1987	04/28/97	40
153	10,935	102,332	113,267	(15,087)	1987-1990	03/10/94	40
154	14,317	81,590	95,907	(1,602)	1987	07/02/01	40
155	4,403	25,855	30,258	(1,684)	1987	06/19/00	40
156	3,612	20,891	24,503	(753)	1971	07/02/01	40
157	2,523	14,611	17,134	(933)	1982	06/19/00	40
158	6,573	37,861	44,434	(1,358)	1999	07/02/01	40
159	4,350	24,842	29,192	(1,580)	1989	06/19/00	40
160	—	244,676	244,676	(9,146)	1979-1981	07/02/01	40
161	4,380	25,735	30,115	(1,621)	1975	06/19/00	40
162	9,763	56,879	66,642	(3,618)	1981	06/19/00	40
163	6,450	38,091	44,541	(2,526)	1987	06/19/00	40

	337,888	2,695,640	3,033,528	(215,822)

164	9,155	54,488	63,643	(3,503)	1986	06/19/00	40
165	9,636	91,211	100,847	(13,725)	1960/1996	03/20/95	40
166	49,695	204,961	254,656	(23,237)	1986	07/15/98	40
167	6,853	40,036	46,889	(2,635)	1983	06/19/00	40
168	124,919	503,562	628,481	(52,803)	1989	10/01/98	40
169	1,514	14,487	16,001	(2,276)	1985/1993	11/26/91	40
170	2,562	23,929	26,491	(3,386)	1989	01/29/97	40
171	4,632	44,771	49,403	(6,444)	1987/1996	03/30/93	40
172	92	43,675	43,767	(6,430)	1987	12/15/92	40
173	4,495	41,571	46,066	(6,132)	1979/1994	08/31/94	40
174	8,268	80,003	88,271	(11,970)	1986/1994	03/30/93	40
175	3,957	36,202	40,159	(5,124)	1980/1994	12/15/92	40

	225,778	1,178,896	1,404,674	(137,665)

176	4,500	25,992	30,492	(1,649)	1986	06/19/00	40
177	3,198	18,158	21,356	(662)	1979/1983	07/02/01	40
178	12,906	74,153	87,059	(4,773)	1985/1998	06/19/00	40
179	8,642	50,021	58,663	(3,231)	1979	06/19/00	40
180	6,379	36,862	43,241	(2,521)	1985-1987	06/19/00	40
181	870	4,938	5,808	(180)	1970-1971	07/02/01	40
182	46,568	269,130	315,698	(9,845)	1973/2001	07/02/01	40
183	4,082	23,023	27,105	(843)	1999	07/02/01	40
184	2,916	16,533	19,449	(602)	1999	07/02/01	40
185	2,836	16,658	19,494	(586)	1986-1987	07/02/01	40
186	—	284,475	284,475	(10,442)	1985-1988	07/02/01	40
187	36,000	72,660	108,660	(1,666)	2001	07/02/01	40
188	21,527	122,302	143,829	(4,456)	1985-1990	07/02/01	40
189	5,719	32,639	38,358	(1,191)	1985-1990	07/02/01	40
190	1,422	8,145	9,567	(303)	1985	07/02/01	40
191	5,735	33,703	39,438	(1,269)	1986	07/02/01	40
192	8,316	48,770	57,086	(1,836)	1981-1982	07/02/01	40
193	3,735	21,215	24,950	(775)	1978	07/02/01	40
194	7,039	40,595	47,634	(2,608)	1984	06/19/00	40
195	4,166	23,674	27,840	(863)	1986	07/02/01	40
196	24,000	136,129	160,129	(8,667)	1988	06/19/00	40
197	10,132	28,953	39,085	(1,202)	2000	06/19/00	40
198	35,578	72,057	107,635	(1,845)	2002	07/02/01	40
199	11,790	67,915	79,705	(2,537)	1989	07/02/01	40
200	2,391	13,609	16,000	(504)	1990	07/02/01	40
201	4,380	24,958	29,338	(915)	1990-1998	07/02/01	40
202	3,008	17,046	20,054	(621)	1999	07/02/01	40

								Costs Capitalized
						Initial Cost to		Subsequent to
						Equity Office		Acquisition

					Encumbrances		Building and		Building and
	Description	Notes	Location	State	at 12/31/02	Land	Improvements	Land	Improvements

203	3600-3620 American River Drive		Sacramento	CA	—	2,209	12,518	—	395
204	455 University Avenue		Sacramento	CA	—	465	2,634	—	93
205	555 University Avenue		Sacramento	CA	—	939	5,323	—	136
206	575 & 601 University Avenue		Sacramento	CA	—	1,159	6,569	—	170
207	655 University Avenue		Sacramento	CA	—	672	3,806	—	45
208	701 University Avenue		Sacramento	CA	—	934	5,294	—	79
209	740 University Avenue		Sacramento	CA	—	212	1,199	—	33
210	Cal Center		Sacramento	CA	—	2,393	13,560	—	392
211	Exposition Centre		Sacramento	CA	—	1,200	7,800	—	205
212	Fidelity Plaza		Sacramento	CA	—	1,149	6,513	—	89
213	Gateway Oaks I		Sacramento	CA	—	2,391	13,546	—	170
214	Gateway Oaks II		Sacramento	CA	—	1,341	7,600	—	194
215	Gateway Oaks III		Sacramento	CA	—	936	5,305	—	128
216	Gateway Oaks IV		Sacramento	CA	—	1,658	9,395	—	—
217	Point West Commercentre		Sacramento	CA	—	2,321	13,154	—	468
218	Point West Corporate Center I & II		Sacramento	CA	—	3,653	14,779	—	537
219	Point West I - Response Road		Sacramento	CA	—	774	4,384	—	57
220	Point West III - River Park Dr		Sacramento	CA	—	1,141	6,467	—	216
221	The Orchard		Sacramento	CA	—	1,226	6,948	—	185
222	Wells Fargo Center		Sacramento	CA	—	17,819	100,975	—	885
223	Bayhill Office Center		San Bruno	CA	(91,093)	24,010	136,055	—	1,003
224	Skyway Landing I & II		San Carlos	CA	—	15,535	35,994	—	16,775
225	120 Montgomery		San Francisco	CA	—	17,564	99,532	—	1,948
226	150 California		San Francisco	CA	—	12,567	46,184	—	4,423
227	188 Embarcadero		San Francisco	CA	(14,472)	4,108	23,280	—	841
228	201 California		San Francisco	CA	(40,048)	10,520	59,611	—	1,877
229	201 Mission Street	(3)	San Francisco	CA	—	8,871	79,837	—	2,317
230	301 Howard Street		San Francisco	CA	—	6,547	58,920	—	4,274
231	580 California	(3)	San Francisco	CA	(57,177)	7,491	67,421	8	4,038
232	60 Spear Street Building	(3)	San Francisco	CA	—	2,125	19,126	15	1,564
233	Maritime Plaza	(3)	San Francisco	CA	—	11,531	103,776	—	11,437
234	One Market	(3)	San Francisco	CA	(179,896)	34,814	313,330	—	32,936
235	Peninsula Office Park		San Mateo	CA	(80,613)	27,275	154,561	—	1,850
236	San Mateo BayCenter I		San Mateo	CA	—	5,382	30,498	—	214
237	San Mateo BayCenter II		San Mateo	CA	(10,571)	6,245	35,389	—	177
238	San Mateo BayCenter III		San Mateo	CA	—	3,357	19,023	—	170
239	San Rafael Corporate Center	(6)	San Rafael	CA	—	18,002	—	—	27,076
240	Norris Tech Center		San Ramon	CA	—	5,700	32,300	—	1,618
241	One & Two ADP Plaza		San Ramon	CA	—	7,460	42,273	—	1,188
242	Fountaingrove Center		Santa Rosa	CA	—	2,898	16,424	—	225
243	Treat Towers		Walnut Creek	CA	—	18,512	104,899	—	356

	San Francisco Region Totals				(492,728)	574,964	3,279,027	23	152,272

	San Jose Region
244	Pruneyard Office Towers		Campbell	CA	—	16,502	154,783	—	3,731
245	Cupertino Business Center		Cupertino	CA	—	2,910	16,490	(28)	35
246	2180 Sand Hill Road		Menlo Park	CA	—	3,408	19,314	—	871
247	1900 McCarthy		Milpitas	CA	—	1,998	11,319	—	201
248	California Circle II		Milpitas	CA	—	1,764	9,997	—	405
249	Oak Creek I & II		Milpitas	CA	—	1,309	7,417	—	—
250	Shoreline Technology Park		Mountain View	CA	—	31,575	190,894	69	810
251	Meier Mountain View		Mountain View	CA	—	13,950	79,050	—	12
252	Ravendale at Central		Mountain View	CA	—	2,550	14,450	—	—
253	Embarcadero Place		Palo Alto	CA	(34,900)	10,500	59,500	—	56
254	Palo Alto Square		Palo Alto	CA	—	—	78,143	161	258
255	Xerox Campus		Palo Alto	CA	—	—	132,810	—	—
256	Foothill Research Center		Palo Alto	CA	—	—	104,894	—	—
257	Lockheed		Palo Alto	CA	—	—	27,712	—	61

[Additional columns below]

[Continued from above table, first column(s) repeated]

	Gross Amount Carried at
	Close of Period
	12/31/2002
					Date of
		Building and		Accumulated	Construction/	Date	Depreciable
	Land	Improvements	Total(1)	Depreciation	Renovation	Acquired	Lives(2)

203	2,209	12,913	15,122	(495)	1977-1979/ 1997	07/02/01	40

204	465	2,727	3,192	(100)	1973	07/02/01	40

205	939	5,459	6,398	(220)	1974	07/02/01	40

206	1,159	6,739	7,898	(257)	1977	07/02/01	40

207	672	3,851	4,523	(143)	1979	07/02/01	40

208	934	5,373	6,307	(196)	1990	07/02/01	40

209	212	1,232	1,444	(44)	1973	07/02/01	40

210	2,393	13,952	16,345	(506)	1989	07/02/01	40
211	1,200	8,005	9,205	(539)	1984	06/19/00	40

212	1,149	6,602	7,751	(242)	1980	07/02/01	40
213	2,391	13,716	16,107	(507)	1990	07/02/01	40
214	1,341	7,794	9,135	(307)	1992	07/02/01	40
215	936	5,433	6,369	(209)	1996	07/02/01	40

216	1,658	9,395	11,053	(343)	1998	07/02/01	40
217	2,321	13,622	15,943	(526)	1983	07/02/01	40

218	3,653	15,316	18,969	(591)	1984	07/02/01	40

219	774	4,441	5,215	(163)	1976	07/02/01	40

220	1,141	6,683	7,824	(264)	1978	07/02/01	40

221	1,226	7,133	8,359	(266)	1987	07/02/01	40
222	17,819	101,860	119,679	(6,530)	1987	06/19/00	40

223	24,010	137,058	161,068	(8,711)	1982/1987	06/19/00	40

224	15,535	52,769	68,304	(1,651)	2000	07/02/01	40

225	17,564	101,480	119,044	(6,499)	1956	06/19/00	40
226	12,567	50,607	63,174	(3,928)	2000	12/19/97	40
227	4,108	24,121	28,229	(1,514)	1985	06/19/00	40
228	10,520	61,488	72,008	(3,956)	1980	06/19/00	40
229	8,871	82,154	91,025	(12,017)	1981	04/30/97	40

230	6,547	63,194	69,741	(8,471)	1988	04/29/98	40

231	7,499	71,459	78,958	(11,254)	1984	12/21/95	40
232	2,140	20,690	22,830	(3,015)	1967/1987	09/29/87	40

233	11,531	115,213	126,744	(17,032)	1967/1990	04/21/97	40
234	34,814	346,266	381,080	(55,808)	1976/1995	11/22/94	40
235	27,275	156,411	183,686	(10,012)	1971/1998	06/19/00	40

236	5,382	30,712	36,094	(1,147)	1984	07/02/01	40

237	6,245	35,566	41,811	(1,307)	1984	07/02/01	40

238	3,357	19,193	22,550	(708)	1987	07/02/01	40

239	18,002	27,076	45,078	—	2002	07/02/01	40

240	5,700	33,918	39,618	(2,303)	1984/1990	06/19/00	40

241	7,460	43,461	50,921	(2,788)	1987-1989	06/19/00	40

242	2,898	16,649	19,547	(620)	1986/1991	07/02/01	40

243	18,512	105,255	123,767	(3,842)	1998-1999	07/02/01	40

	572,964	3,431,299	4,004,263	(235,623)

244	16,502	158,514	175,016	(10,168)	1971/1999	06/19/00	40

245	2,882	16,525	19,407	(603)	1974-1975	07/02/01	40

246	3,408	20,185	23,593	(704)	1976	07/02/01	40

247	1,998	11,520	13,518	(432)	1984	07/02/01	40
248	1,764	10,402	12,166	(364)	1984	07/02/01	40

249	1,309	7,417	8,726	(270)	1982	07/02/01	40

250	31,644	191,704	223,348	(23,830)	1985/1991	12/19/97	40

251	13,950	79,062	93,012	(2,883)	1972/1980	07/02/01	40

252	2,550	14,450	17,000	(527)	1980	07/02/01	40

253	10,500	59,556	70,056	(3,793)	1984	06/19/00	40

254	161	78,401	78,562	(9,285)	1971/1985	10/01/99	23

255	—	132,810	132,810	(4,966)	1991	07/02/01	40
256	—	104,894	104,894	(4,026)	1991	07/02/01	40

257	—	27,773	27,773	(1,036)	1991	07/02/01	40

								Costs Capitalized
						Initial Cost to		Subsequent to
						Equity Office		Acquisition

					Encumbrances		Building and		Building and
	Description	Notes	Location	State	at 12/31/02	Land	Improvements	Land	Improvements

258	10 Almaden		San Jose	CA	—	12,583	71,303	—	392
259	1740 Technology		San Jose	CA	(18,183)	8,766	49,673	—	788
260	2290 North First Street		San Jose	CA	—	2,431	13,776	—	452
261	1871 The Alameda		San Jose	CA	—	1,129	6,399	—	158
262	Aspect Telecommunications		San Jose	CA	—	2,925	16,575	—	—
263	Central Park Plaza		San Jose	CA	—	11,181	63,358	23	1,466
264	Metro Plaza		San Jose	CA	—	18,029	102,164	—	946
265	Ridder Park		San Jose	CA	—	2,012	11,402	—	—
266	Skyport East and West		San Jose	CA	—	13,977	179,780	—	28,691
267	Concourse		San Jose	CA	—	49,279	279,248	(51)	1,723
268	Creekside		San Jose	CA	—	9,631	54,576	—	311
269	North First Office Center		San Jose	CA	—	6,395	36,239	—	44
270	San Jose Gateway		San Jose	CA	—	7,873	44,616	—	2,635
271	San Jose Gateway II		San Jose	CA	—	16,286	92,288	—	693
272	San Jose Gateway III		San Jose	CA	—	6,409	36,315	—	73
273	2727 Augustine		Santa Clara	CA	—	3,000	17,000	—	—
274	3001 Stender Way		Santa Clara	CA	—	2,263	12,823	—	—
275	3045 Stender Way		Santa Clara	CA	—	1,050	5,950	—	—
276	3281-3285 Scott Boulevard		Santa Clara	CA	—	1,275	7,225	—	—
277	Applied Materials I & II		Santa Clara	CA	—	5,100	28,900	—	—
278	Meier Central North		Santa Clara	CA	—	2,880	16,320	—	—
279	Meier Central South		Santa Clara	CA	—	5,265	29,835	—	356
280	Patrick Henry Drive		Santa Clara	CA	—	2,475	14,025	—	4
281	Santa Clara Office Center I		Santa Clara	CA	—	2,010	11,391	—	122
282	Santa Clara Office Center II		Santa Clara	CA	—	2,870	16,261	—	176
283	Santa Clara Office Center III		Santa Clara	CA	—	2,031	11,509	—	169
284	Santa Clara Office Center IV		Santa Clara	CA	—	186	1,057	—	—
285	Lake Marriott Business Park		Santa Clara	CA	—	9,091	84,967	297	2,470
286	Sunnyvale Business Center		Sunnyvale	CA	—	4,890	44,010	—	44
287	Borregas Avenue		Sunnyvale	CA	—	1,095	6,205	—	—
288	Meier Sunnyvale		Sunnyvale	CA	—	495	2,805	—	—

	San Jose Region Totals				(53,083)	301,348	2,274,768	471	48,153

	Seattle Region
289	10700 Building		Bellevue	WA	—	—	15,958	—	82
290	110 Atrium Place		Bellevue	WA	(20,132)	6,333	35,888	—	886
291	Bellefield Office Park		Bellevue	WA	—	12,232	69,312	(1)	1,196
292	Bellevue Gateway I		Bellevue	WA	—	3,593	20,360	—	847
293	Bellevue Gateway II		Bellevue	WA	—	2,016	11,423	—	350
294	Eastgate Office Park		Bellevue	WA	—	6,468	36,650	3	1,043
295	Gateway 405 Building		Bellevue	WA	—	1,011	5,727	—	76
296	I-90 Bellevue		Bellevue	WA	—	3,725	21,108	—	153
297	Lincoln Executive Center		Bellevue	WA	—	3,235	18,329	—	265
298	Lincoln Executive Center II & III		Bellevue	WA	—	4,918	27,868	—	198
299	Main Street Building		Bellevue	WA	—	1,398	7,922	—	243
300	Plaza Center		Bellevue	WA	—	16,680	94,521	—	415
301	Plaza East		Bellevue	WA	—	4,687	26,561	—	540
302	Sunset North Corporate Campus		Bellevue	WA	—	17,031	79,249	—	12,281
303	City Center Bellevue		Bellevue	WA	—	10,349	93,142	—	4,715
304	One Bellevue Center		Bellevue	WA	—	—	56,223	—	1,634
305	Rainier Plaza		Bellevue	WA	—	—	79,928	—	1,701
306	ABAM Building		Federal Way	WA	—	804	4,555	—	429
307	Federal Way Office Building		Federal Way	WA	—	173	979	—	—
308	Washington Park		Federal Way	WA	—	896	5,075	—	202
309	4000 Kruse Way Place		Lake Oswego	OR	—	4,475	25,360	—	937
310	4004 Kruse Way Place		Lake Oswego	OR	—	1,888	10,698	—	444
311	4800 Meadows		Lake Oswego	OR	—	—	17,448	—	54
312	4900-5000 Meadows		Lake Oswego	OR	—	—	30,528	—	633

[Additional columns below]

[Continued from above table, first column(s) repeated]

	Gross Amount Carried at
	Close of Period
	12/31/2002
					Date of
		Building and		Accumulated	Construction/	Date	Depreciable
	Land	Improvements	Total(1)	Depreciation	Renovation	Acquired	Lives(2)

258	12,583	71,695	84,278	(4,580)	1989	06/19/00	40
259	8,766	50,461	59,227	(1,917)	1986/1994	07/02/01	40
260	2,431	14,228	16,659	(507)	1984	07/02/01	40
261	1,129	6,557	7,686	(233)	1972	07/02/01	40
262	2,925	16,575	19,500	(604)	1989	07/02/01	40
263	11,204	64,824	76,028	(2,421)	1984-1985	07/02/01	40
264	18,029	103,110	121,139	(3,758)	1986-1987	07/02/01	40
265	2,012	11,402	13,414	(416)	1966	07/02/01	40
266	13,977	208,471	222,448	(7,139)	2001	07/02/01	40
267	49,228	280,971	330,199	(10,585)	1980/2000	07/02/01	40
268	9,631	54,887	64,518	(2,039)	1986	07/02/01	40
269	6,395	36,283	42,678	(1,326)	1985-1986	07/02/01	40
270	7,873	47,251	55,124	(1,688)	1981	07/02/01	40
271	16,286	92,981	109,267	(3,425)	1983-1984	07/02/01	40
272	6,409	36,388	42,797	(1,330)	1998	07/02/01	40
273	3,000	17,000	20,000	(620)	1975	07/02/01	40
274	2,263	12,823	15,086	(468)	1978	07/02/01	40
275	1,050	5,950	7,000	(217)	1975	07/02/01	40
276	1,275	7,225	8,500	(263)	1981	07/02/01	40
277	5,100	28,900	34,000	(1,054)	1979	07/02/01	40
278	2,880	16,320	19,200	(595)	1972/1980	07/02/01	40
279	5,265	30,191	35,456	(1,156)	1972/1980	07/02/01	40
280	2,475	14,029	16,504	(511)	1981	07/02/01	40
281	2,010	11,513	13,523	(422)	1981	07/02/01	40
282	2,870	16,437	19,307	(607)	1978	07/02/01	40
283	2,031	11,678	13,709	(422)	1980	07/02/01	40
284	186	1,057	1,243	(39)	1979	07/02/01	40
285	9,388	87,437	96,825	(11,311)	1981	12/19/97	40
286	4,890	44,054	48,944	(5,551)	1990	12/19/97	40
287	1,095	6,205	7,300	(226)	1978	07/02/01	40
288	495	2,805	3,300	(102)	1979	07/02/01	40

	301,819	2,322,921	2,624,740	(128,419)

289	—	16,040	16,040	(584)	1981	07/02/01	40
290	6,333	36,774	43,107	(2,369)	1981	06/19/00	40
291	12,231	70,508	82,739	(2,604)	1980	07/02/01	40
292	3,593	21,207	24,800	(867)	1985	07/02/01	40
293	2,016	11,773	13,789	(424)	1988	07/02/01	40
294	6,471	37,693	44,164	(1,411)	1985	07/02/01	40
295	1,011	5,803	6,814	(212)	1986	07/02/01	40
296	3,725	21,261	24,986	(773)	1986	07/02/01	40
297	3,235	18,594	21,829	(705)	1983-1985	07/02/01	40
298	4,918	28,066	32,984	(1,050)	1983-1985	07/02/01	40
299	1,398	8,165	9,563	(299)	1980	07/02/01	40
300	16,680	94,936	111,616	(3,500)	1978/1983	07/02/01	40
301	4,687	27,101	31,788	(1,000)	1988	07/02/01	40
302	17,031	91,530	108,561	(9,675)	1999	06/30/00	40
303	10,349	97,857	108,206	(9,828)	1987	01/28/99	40
304	—	57,857	57,857	(7,932)	1983	12/17/97	40
305	—	81,629	81,629	(10,761)	1986	12/17/97	40
306	804	4,984	5,788	(161)	1985	07/02/01	40
307	173	979	1,152	(35)	1981	07/02/01	40
308	896	5,277	6,173	(179)	1990	07/02/01	40
309	4,475	26,297	30,772	(1,053)	1981/1986	07/02/01	40
310	1,888	11,142	13,030	(441)	1996	07/02/01	40
311	—	17,502	17,502	(642)	1998	07/02/01	40
312	—	31,161	31,161	(1,171)	1990	07/02/01	40

								Costs Capitalized
						Initial Cost to		Subsequent to
						Equity Office		Acquisition

					Encumbrances		Building and		Building and
	Description	Notes	Location	State	at 12/31/02	Land	Improvements	Land	Improvements

313	4949 Meadows		Lake Oswego	OR	—	—	26,941	—	224
314	Kruse Oaks I		Lake Oswego	OR	—	—	14,648	—	4,057
315	Kruse Way Plaza I & II		Lake Oswego	OR	—	2,866	16,239	—	227
316	Kruse Woods		Lake Oswego	OR	—	10,812	80,977	—	1,345
317	Island Corporate Center		Mercer Island	WA	(12,359)	2,700	15,300	—	236
318	5550 Macadam Building		Portland	OR	—	870	4,929	—	213
319	Benjamin Franklin Plaza		Portland	OR	—	7,505	42,529	—	1,624
320	Congress Center		Portland	OR	—	5,383	48,634	—	7,301
321	Lincoln Center		Portland	OR	—	18,760	106,307	—	3,380
322	One Pacific Square		Portland	OR	—	4,451	25,221	—	422
323	River Forum I & II		Portland	OR	—	4,038	22,881	—	1,262
324	RiverSide Centre (Oregon)		Portland	OR	—	2,180	12,353	—	152
325	Southgate Office Plaza I & II		Renton	WA	—	4,794	27,163	—	2,621
326	Washington Mutual Tower		Seattle	WA	(78,568)	51,000	289,000	—	(3)
327	World Trade Center East		Seattle	WA	—	—	38,567	—	229
328	1111 Third Avenue		Seattle	WA	—	9,900	89,571	—	3,479
329	10833-10845 NE 8th Street		Seattle	WA	—	—	2,000	—	28
330	Nordstrom Medical Tower		Seattle	WA	—	1,700	15,450	—	465
331	Second and Seneca		Seattle	WA	—	10,922	98,927	—	2,687
332	Second and Spring Building		Seattle	WA	—	1,968	17,716	—	2,565
333	Wells Fargo Center		Seattle	WA	—	21,361	193,529	—	6,632
334	Nimbus Corporate Center		Tigard	OR	—	12,934	73,291	—	2,189

	Seattle Region Totals				(111,059)	276,056	2,056,985	2	70,659

	Washington D.C. Region
335	Polk and Taylor Buildings		Arlington	VA	—	16,943	152,483	—	13,852
336	Four & Five Valley Square		Blue Bell	PA	—	866	7,793	(1)	1,702
337	One Valley Square		Blue Bell	PA	—	717	6,457	(19)	784
338	Three Valley Square		Blue Bell	PA	—	1,012	9,111	(50)	1,271
339	Two Valley Square		Blue Bell	PA	—	879	7,913	(17)	572
340	Four Falls		Conshohocken	PA	—	4,939	44,458	55	2,778
341	Centerpointe I & II		Fairfax	VA	—	8,838	79,540	367	1,749
342	Fair Oaks Plaza		Fairfax	VA	—	2,412	21,712	35	1,048
343	Northridge I	(4)	Herndon	VA	(13,246)	3,225	29,024	—	1,526
344	Oak Hill Plaza		King of Prussia	PA	—	2,208	19,879	—	2,142
345	Walnut Hill Plaza		King of Prussia	PA	(13,861)	2,045	18,410	—	845
346	E.J. Randolph	(4)	McLean	VA	(14,605)	3,937	35,429	7	791
347	E.J. Randolph II	(6)	McLean	VA	—	5,770	24,587	—	4,491
348	John Marshall I		McLean	VA	(17,912)	5,216	46,814	24	461
349	John Marshall III		McLean	VA	—	9,950	29,863	—	3,737
350	1601 Market	(3)	Philadelphia	PA	—	5,781	52,027	—	11,571
351	1700 Market		Philadelphia	PA	—	9,389	84,498	—	24,827
352	Reston Town Center Garage	(3)	Reston	VA	—	1,943	9,792	—	1,776
353	Reston Town Center	(3)	Reston	VA	(116,199)	18,175	154,576	83	11,128
354	1300 North 17th Street		Rosslyn	VA	—	9,811	88,296	—	2,973
355	1616 N. Fort Myer Drive		Rosslyn	VA	—	6,961	62,646	—	2,657
356	Army and Navy Club Building		Washington	D.C	—	3,773	33,954	—	156
357	1111 19th Street	(3)	Washington	D.C	—	5,024	45,216	—	1,136
358	1333 H Street		Washington	D.C	—	6,715	60,438	—	2,526
359	1620 L Street	(3)	Washington	D.C	—	2,708	24,374	—	1,396
360	Market Square		Washington	D.C	—	33,077	187,437	—	1,114
361	One Lafayette Centre		Washington	D.C	—	8,262	74,362	—	2,434
362	Three Lafayette Centre		Washington	D.C	—	6,871	61,841	—	138
363	Two Lafayette Centre		Washington	D.C	—	2,642	26,676	—	717
364	Liberty Place		Washington	D.C	—	5,625	50,625	—	—
365	One Devon Square		Wayne	PA	—	1,025	9,227	—	1,614

[Additional columns below]

[Continued from above table, first column(s) repeated]

	Gross Amount Carried at
	Close of Period
	12/31/2002
					Date of
		Building and		Accumulated	Construction/	Date	Depreciable
	Land	Improvements	Total(1)	Depreciation	Renovation	Acquired	Lives(2)

313	—	27,165	27,165	(985)	1997	07/02/01	40
314	—	18,705	18,705	(652)	2001	07/02/01	40
315	2,866	16,466	19,332	(601)	1984-1986	07/02/01	40
316	10,812	82,322	93,134	(3,095)	1986-1988	07/02/01	40
317	2,700	15,536	18,236	(1,004)	1987	06/19/00	40
318	870	5,142	6,012	(202)	1980	07/02/01	40
319	7,505	44,153	51,658	(1,721)	1974/1994	07/02/01	40
320	5,383	55,935	61,318	(7,378)	1980	12/17/97	40
321	18,760	109,687	128,447	(4,008)	1980/1989	07/02/01	40
322	4,451	25,643	30,094	(954)	1983	07/02/01	40
323	4,038	24,143	28,181	(963)	1985	07/02/01	40
324	2,180	12,505	14,685	(996)	1947/1979	07/02/01	40
325	4,794	29,784	34,578	(1,008)	1987/1991	07/02/01	40
326	51,000	288,997	339,997	(19,413)	1988	06/19/00	40
327	—	38,796	38,796	(2,225)	2000	09/08/00	40
328	9,900	93,050	102,950	(13,479)	1980	12/17/97	40
329	—	2,028	2,028	(2)	1962, 1978, 1982, 1987	07/02/01	40
330	1,700	15,915	17,615	(2,128)	1986	12/17/97	40
331	10,922	101,614	112,536	(13,542)	1991	12/17/97	40
332	1,968	20,281	22,249	(2,611)	1906/1989	07/29/98	40
333	21,361	200,161	221,522	(26,345)	1983	12/17/97	40
334	12,934	75,480	88,414	(2,805)	1991	07/02/01	40

	276,058	2,127,644	2,403,702	(163,793)

335	16,943	166,335	183,278	(20,653)	1970	05/22/98	40
336	865	9,495	10,360	(1,356)	1988	10/07/97	40
337	698	7,241	7,939	(1,296)	1982	11/21/97	40
338	962	10,382	11,344	(1,735)	1984	11/21/97	40
339	862	8,485	9,347	(1,259)	1990	10/07/97	40
340	4,994	47,236	52,230	(6,785)	1988	10/07/97	40
341	9,205	81,289	90,494	(10,541)	1990/1998	12/19/97	40
342	2,447	22,760	25,207	(3,210)	1986	11/24/97	40
343	3,225	30,550	33,775	(4,066)	1988	12/19/97	40
344	2,208	22,021	24,229	(2,755)	1982	10/07/97	40
345	2,045	19,255	21,300	(2,775)	1985	10/07/97	40
346	3,944	36,220	40,164	(4,675)	1983	12/19/97	40
347	5,770	29,078	34,848	(767)	2002	12/19/97	40
348	5,240	47,275	52,515	(5,966)	1981	12/19/97	40
349	9,950	33,600	43,550	(3,142)	2000	12/19/97	40
350	5,781	63,598	69,379	(10,016)	1970	01/18/96	40
351	9,389	109,325	118,714	(17,577)	1969/1989	10/01/97	40
352	1,943	11,568	13,511	(1,134)	1999	10/22/96	40
353	18,258	165,704	183,962	(22,160)	1990	10/22/96	40
354	9,811	91,269	101,080	(11,581)	1980	12/19/97	40
355	6,961	65,303	72,264	(8,391)	1974	12/19/97	40
356	3,773	34,110	37,883	(495)	1986	05/24/02	40
357	5,024	46,352	51,376	(6,605)	1979/1993	12/18/91	40
358	6,715	62,964	69,679	(8,192)	1982	12/19/97	40
359	2,708	25,770	28,478	(4,079)	1989	02/05/93	40
360	33,077	188,551	221,628	(12,048)	1990	06/19/00	40
361	8,262	76,796	85,058	(10,337)	1980/1993	10/17/97	40
362	6,871	61,979	68,850	(1,871)	1986	10/17/01	40
363	2,642	27,393	30,035	(1,730)	1985	07/11/00	40
364	5,625	50,625	56,250	(369)	1991	09/17/02	40
365	1,025	10,841	11,866	(1,715)	1984	10/07/97	40

								Costs Capitalized
						Initial Cost to		Subsequent to
						Equity Office		Acquisition

					Encumbrances		Building and		Building and
	Description	Notes	Location	State	at 12/31/02	Land	Improvements	Land	Improvements

366	Three Devon Square		Wayne	PA	—	413	3,713	—	23
367	Two Devon Square		Wayne	PA	—	659	5,935	—	307

	Washington D.C. Region Totals				(175,823)	197,811	1,569,106	484	104,242

	Subtotal Office Properties				(2,500,302)	2,803,622	20,146,049	3,910	1,109,379

	Development Properties:
368	Kruse Woods V	(9)	Lake Oswego	OR	—	5,478	5,173	—	—
369	Douglas Corporate Center II	(9)	Roseville	CA	—	1,700	3,347	—	—
370	Ferry Building	(9)	San Francisco	CA	—	—	81,268	—	—
371	Foundry Square II	(9)	San Francisco	CA	—	14,391	115,298	—	(2)
372	Water’s Edge Phase I	(9)	Los Angeles	CA	—	16,697	41,387	—	—

	Subtotal Development Properties				—	38,266	246,473	—	(2)

	Industrial Properties:
	Los Angeles Region
1	Airport Commerce Center		Bakersfield	CA	—	525	2,975	—	—

	Los Angeles Region Totals				—	525	2,975	—	—

	San Francisco Region
2	Benicia Ind II & III		Benicia	CA	—	2,250	12,750	—	59
3	BayCenter Business Park I, II & III		Hayward	CA	—	6,240	35,360	—	87
4	Cabot Boulevard Warehouse		Hayward	CA	—	1,905	10,795	—	43
5	Eden Landing Business Center		Hayward	CA	—	945	5,355	—	240
6	Hayward Business Park		Hayward	CA	—	6,750	38,250	—	156
7	Huntwood Business Center		Hayward	CA	—	2,625	14,875	—	208
8	Huntwood Business Park		Hayward	CA	—	675	3,825	—	—
9	Keebler Warehouse		Hayward	CA	—	630	3,570	—	102
10	The Good Guys Distribution Center		Hayward	CA	—	3,525	19,975	—	—
11	Independent Road Warehouse		Oakland	CA	—	900	5,100	—	—
12	Port of Oakland		Oakland	CA	—	2,025	11,475	—	205
13	Montgomery Ward		Pleasant Hill	CA	—	600	3,400	—	—
14	Doolittle Business Center		San Leandro	CA	—	1,320	7,480	—	23

	San Francisco Region Totals				—	30,390	172,210	—	1,123

	San Jose Region
15	Fremont Bayside	(8)	Fremont	CA	(5,535)	2,025	11,475	—	59
16	Fremont Commerce Centers		Fremont	CA	—	4,440	25,160	—	108
17	Industrial Drive	(8)	Fremont	CA	(2,053)	2,250	12,750	—	—
18	Kato R & D		Fremont	CA	—	1,095	6,205	—	—
19	Milmont R & D		Fremont	CA	—	900	5,100	—	—
20	Cadillac Court I & II		Milpitas	CA	—	1,460	8,272	—	—
21	COG Warehouse		Milpitas	CA	—	1,275	7,225	—	—
22	Dixon Landing North I & II		Milpitas	CA	—	3,922	22,222	—	—
23	Okidata Distribution Center		Milpitas	CA	—	1,613	9,138	—	22
24	Charcot Business Center		San Jose	CA	—	3,450	19,550	—	184
25	Montague Industrial Center		San Jose	CA	—	3,750	21,250	—	431
26	North American Van Lines		San Jose	CA	—	2,089	11,837	(58)	58
27	2509-2909 Stender Way		Santa Clara	CA	—	1,275	7,225	—	—
28	Walsh @ Lafayette Industrial Park		Santa Clara	CA	—	5,250	29,750	—	—
29	Kifer Road Industrial Park		Sunnyvale	CA	—	4,830	27,370	—	9

	San Jose Region Total				(7,588)	39,624	224,529	(58)	871

	Subtotal Industrial Properties				(7,588)	70,539	399,714	(58)	1,994

[Additional columns below]

[Continued from above table, first column(s) repeated]

	Gross Amount Carried at
	Close of Period
	12/31/2002
					Date of
		Building and		Accumulated	Construction/	Date	Depreciable
	Land	Improvements	Total(1)	Depreciation	Renovation	Acquired	Lives(2)

366	413	3,736	4,149	(484)	1985	10/07/97	40

367	659	6,242	6,901	(908)	1985	10/07/97	40

	198,295	1,673,348	1,871,643	(190,673)

	2,807,532	21,255,428	24,062,960	(2,037,732)

368	5,478	5,173	10,651	—	N/A	07/02/01	N/A
369	1,700	3,347	5,047	—	N/A	07/02/01	N/A

370	—	81,268	81,268	—	1898	06/19/00	N/A
371	14,391	115,296	129,687	—	N/A	06/19/00	N/A

372	16,697	41,387	58,084	—	N/A	06/27/01	N/A

	38,266	246,471	284,737	—

1	525	2,975	3,500	(108)	1982	07/02/01	40

	525	2,975	3,500	(108)

2	2,250	12,809	15,059	(492)	1996	07/02/01	40

3	6,240	35,447	41,687	(1,294)	1994	07/02/01	40

4	1,905	10,838	12,743	(397)	1988	07/02/01	40

5	945	5,595	6,540	(195)	1990	07/02/01	40

6	6,750	38,406	45,156	(1,403)	1980-1981	07/02/01	40

7	2,625	15,083	17,708	(562)	1979	07/02/01	40

8	675	3,825	4,500	(139)	1980-1985	07/02/01	40

9	630	3,672	4,302	(130)	1985	07/02/01	40

10	3,525	19,975	23,500	(728)	1990	07/02/01	40

11	900	5,100	6,000	(186)	1972	07/02/01	40

12	2,025	11,680	13,705	(423)	1977	07/02/01	40
13	600	3,400	4,000	(124)	1989	07/02/01	40
14	1,320	7,503	8,823	(278)	1978	07/02/01	40

	30,390	173,333	203,723	(6,351)

15	2,025	11,534	13,559	(420)	1990	07/02/01	40
16	4,440	25,268	29,708	(936)	1988	07/02/01	40

17	2,250	12,750	15,000	(465)	1993	07/02/01	40

18	1,095	6,205	7,300	(226)	1983	07/02/01	40
19	900	5,100	6,000	(186)	1990	07/02/01	40
20	1,460	8,272	9,732	(302)	1991	07/02/01	40

21	1,275	7,225	8,500	(263)	1992	07/02/01	40
22	3,922	22,222	26,144	(810)	1998	07/02/01	40

23	1,613	9,160	10,773	(337)	1993	07/02/01	40

24	3,450	19,734	23,184	(733)	1978	07/02/01	40

25	3,750	21,681	25,431	(828)	1993	07/02/01	40

26	2,031	11,895	13,926	(432)	1988	07/02/01	40

27	1,275	7,225	8,500	(263)	1995	07/02/01	40

28	5,250	29,750	35,000	(1,085)	1996	07/02/01	40

29	4,830	27,379	32,209	(998)	1979	07/02/01	40

	39,566	225,400	264,966	(8,284)

	70,481	401,708	472,189	(14,743)

							Costs Capitalized
					Initial Cost to		Subsequent to
					Equity Office		Acquisition

				Encumbrances		Building and		Building and
Description	Notes	Location	State	at 12/31/02	Land	Improvements	Land	Improvements

Land Available for Development		Various		—	252,852	—	—	1,305

Management Business and Other				—	—	—	—	89,473

Investment in Real Estate	(10)			$(2,507,890)	$3,165,279	$20,792,236	$3,852	$1,202,149

[Additional columns below]

[Continued from above table, first column(s) repeated]

Gross Amount Carried at
Close of Period
12/31/2002
				Date of
	Building and		Accumulated	Construction/	Date	Depreciable
Land	Improvements	Total(1)	Depreciation	Renovation	Acquired	Lives(2)

252,852	1,305	254,157	—	N/A	Various	N/A

—	89,473	89,465	(25,138)	N/A	Various	3-40

$3,169,131	$21,994,385	$25,163,516	$(2,077,613)

(1)	The aggregate cost for federal income tax purposes as of December 31, 2002 was approximately $14.8 billion net of accumulated depreciation.

(2)	The life to compute depreciation on building is 40 years, except for Palo Alto Square (#254) which is subject to a ground lease that terminates in 2023. Therefore, the building is depreciated over the remaining term of the ground lease. The life to compute depreciation on building improvements is 4-40 years.

(3)	The date acquired represents the date these Properties were acquired by Equity Office Predecessors. The acquisition of the Properties, or interest therein, by the Company from Equity Office Predecessors in connection with the Consolidation on July 11, 1997, was accounted for using the purchase method of accounting in accordance with Accounting Principles Board Opinion No. 16. Accordingly, the assets were recorded by the Company at their fair values.

(4)	These loans are subject to cross default and collateralization provisions.

(5)	These loans are subject to cross default and collateralization provisions.

(6)	These properties were previously under development and have been placed into service during 2002.

(7)	These loans are subject to cross default and collateralization provisions.

(8)	These loans are subject to cross default and collateralization provisions.

(9)	These properties are in various development stages. During the development period certain operating costs, including real estate taxes together with interest incurred during the development stages will be capitalized.

(10)	The encumbrances at December 31, 2002 include a net discount (net of accumulated amortization of approximately $6.4 million) of approximately $12.6 million.

    A summary of activity of investment in real estate and accumulated depreciation is as follows:

      The changes in investment in real estate for each of the years presented below are as follows:

	December 31,	December 31,	December 31,
	2002	2001	2000

Balance, beginning of the period	$24,816,351	$17,619,380	$13,202,540
Additions during period:
Acquisitions	121,986	7,323,459	4,864,976
Consolidation of Properties previously accounted for under the equity method	377,532	—	—
Improvements	328,930	360,065	293,711
Other(1)	—	(4,516)	—
Deductions during period:
Properties disposed of(2)	(457,077)	(482,037)	(722,828)
Write-off of fully depreciated assets which are no longer in service	(24,206)	—	(19,019)

Balance, end of period	$25,163,516	$24,816,351	$17,619,380

      The changes in accumulated depreciation for each of the years presented below are as follows:

	December 31,	December 31,	December 31,
	2002	2001	2000

Balance, beginning of the period	$(1,494,301)	$(978,055)	$(630,387)
Additions during period:
Depreciation	(637,633)	(532,403)	(399,768)
Consolidation of Properties previously accounted for under the equity method	(617)	—	—
Deductions during period:
Properties disposed of (2)	30,732	16,157	33,081
Write-off of fully depreciated assets which are no longer in service	24,206	—	19,019

Balance, end of period	$(2,077,613)	$(1,494,301)	$(978,055)

(1)	Approximately $3.7 million relates to the value of building equipment received in exchange for Equity Office’s equity position in a telecom company and the remainder relates to the write-off of internally developed software.

(2)	The 2000 Properties disposed of amounts include approximately $.4 billion of disposed assets related to the partial sale of interests in various Properties. The related accumulated depreciation on the partially sold Properties was approximately $18.7 million.