Form 10-Q
period 2003-03-31
EQUITY OFFICE PROPERTIES TRUST
filed 2003-05-15
CIK 1038339

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003 or

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

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑  No ☐

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☑  No ☐

On April 30, 2003, 402,698,282 Common Shares were outstanding.

PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements.
ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
ITEM 3. Quantitative and Qualitative Disclosures About Market Risk.
ITEM 4. Controls and Procedures.
PART II. OTHER INFORMATION
ITEM 6. Exhibits and Reports on Form 8-K.
SIGNATURES
CERTIFICATIONS
EXHIBIT INDEX
Third Amended and Restated Bylaws
Revolving Credit Agreement
Guaranty of Payment - No.1
Guaranty of Payment - No.2
Supplemental Retirement Savings Plan
Statement of Earnings to Combined Fixed Charges
Certification of CEO and CFO

PART I.

FINANCIAL INFORMATION

ITEM 1.	Financial Statements.

EQUITY OFFICE PROPERTIES TRUST

CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
(Dollars in thousands, except per share amounts)	2003	2002

	(Unaudited)
Assets:
Investment in real estate	$24,588,791	$24,625,927
Developments in process	301,984	284,737
Land available for development	252,558	252,852
Accumulated depreciation	(2,230,179)	(2,077,613)

Investment in real estate, net of accumulated depreciation	22,913,154	23,085,903
Cash and cash equivalents	63,323	58,471
Tenant and other receivables (net of allowance for doubtful accounts of $11,134 and $11,695, respectively)	79,751	77,597
Deferred rent receivable	342,590	331,932
Escrow deposits and restricted cash	62,073	29,185
Investments in unconsolidated joint ventures	1,100,409	1,087,815
Deferred financing costs (net of accumulated amortization of $47,015 and $48,801, respectively)	66,913	67,151
Deferred leasing costs (net of accumulated amortization of $128,066 and $115,710, respectively)	256,376	235,002
Prepaid expenses and other assets (net of discounts of $66,468 and $66,557, respectively)	253,659	273,727

Total Assets	$25,138,248	$25,246,783

Liabilities, Minority Interests and Shareholders’ Equity:
Mortgage debt (including a net discount of $(13,020) and $(12,584), respectively)	$2,480,737	$2,507,890
Unsecured notes (including a net premium of $32,517 and $41,151, respectively)	9,249,017	9,057,651
Line of credit	—	205,700
Accounts payable and accrued expenses	470,595	560,101
Distribution payable	233,111	5,654
Other liabilities	405,463	391,963

Total Liabilities	12,838,923	12,728,959

Commitments and contingencies	—	—
Minority Interests:
EOP Partnership	1,229,750	1,246,543
Partially owned properties	185,229	185,809

Total Minority Interests	1,414,979	1,432,352

Shareholders’ Equity:
Preferred Shares, 100,000,000 authorized:
5.25% Series B Convertible, Cumulative Redeemable Preferred Shares, liquidation preference $50.00 per share, 5,990,000 issued and outstanding	299,500	299,500
8.625% Series C Cumulative Redeemable Preferred Shares, liquidation preference $25.00 per share, 4,562,900 issued and outstanding	114,073	114,073
7.875% Series E Cumulative Redeemable Preferred Shares, liquidation preference $25.00 per share, 6,000,000 issued and outstanding	150,000	150,000
8.0% Series F Cumulative Redeemable Preferred Shares, liquidation preference $25.00 per share, 4,000,000 issued and outstanding	100,000	100,000
7.75% Series G Cumulative Redeemable Preferred Shares, liquidation preference $25.00 per share, 8,500,000 issued and outstanding	212,500	212,500
Common Shares, $0.01 par value; 750,000,000 shares authorized, 406,243,857 and 411,200,998 issued and outstanding, respectively	4,062	4,112
Additional paid in capital	10,550,795	10,691,610
Deferred compensation	(12,928)	(15,472)
Dividends in excess of accumulated earnings	(514,041)	(452,636)
Accumulated other comprehensive (loss)	(19,615)	(18,215)

Total Shareholders’ Equity	10,884,346	11,085,472

Total Liabilities, Minority Interests and Shareholders’ Equity	$25,138,248	$25,246,783

See accompanying notes.

EQUITY OFFICE PROPERTIES TRUST

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the three months ended
	March 31,

(Dollars in thousands, except per share amounts)	2003	2002

Revenues:
Rental	$658,607	$683,935
Tenant reimbursements	106,991	121,911
Parking	27,175	29,114
Other	20,141	24,385
Fee income	4,936	4,078
Interest/dividends	3,262	6,841
Realized gain on sale of marketable securities	8,143	—

Total revenues	829,255	870,264

Expenses:
Interest:
Expense incurred	205,323	204,487
Amortization of deferred financing costs and prepayment expenses	1,692	1,301
Depreciation	159,750	155,700
Amortization	14,536	11,871
Real estate taxes	92,666	96,630
Insurance	6,667	7,803
Repairs and maintenance	80,835	81,541
Property operating	100,095	100,851
Ground rent	4,596	5,511
General and administrative	13,502	14,576

Total expenses	679,662	680,271

Income before income taxes, allocation to minority interests and income from investments in unconsolidated joint ventures	149,593	189,993
Income taxes	(996)	(7,006)
Minority Interests:
EOP Partnership	(17,314)	(27,283)
Partially owned properties	(2,516)	(1,406)
Income from investments in unconsolidated joint ventures	20,764	57,628

Income from continuing operations	149,531	211,926
Discontinued operations (including net gain/(loss) on sales of real estate of $7,277 and $(3,009), respectively)	7,647	5,255

Net income	157,178	217,181
Preferred distributions	(15,461)	(15,830)

Net income available for Common Shares	$141,717	$201,351

Earnings per share — basic:
Income from continuing operations	$0.36	$0.51

Net income available for Common Shares	$0.35	$0.48

Weighted average Common Shares outstanding	408,283,546	413,924,658

Earnings per share — diluted:
Income from continuing operations	$0.36	$0.51

Net income available for Common Shares	$0.35	$0.48

Weighted average Common Shares and common share equivalents outstanding	459,301,852	472,713,024

Distributions declared per Common Share outstanding	$0.50	$0.50

See accompanying notes.

EQUITY OFFICE PROPERTIES TRUST

CONSOLIDATED STATEMENTS OF NET COMPREHENSIVE INCOME

(Unaudited)

	For the three months
	ended March 31,

(Dollars in thousands)	2003	2002

Net income	$157,178	$217,181
Other comprehensive income (loss):
Unrealized holding loss on forward starting interest rate swaps (see Note 12)	(8,004)	—
Reversal of unrealized holding loss on settlement of forward starting interest rate swap (see Note 7)	5,942	—
Proceeds from settlement of forward starting interest rate swap (see Note 7)	768	—
Amortization of proceeds from settlement of forward starting interest rate swap (see Note 7)	(16)	—
Unrealized holding (losses)/gains from investments arising during the period	(90)	261
Reclassification adjustment for realized gains included in net income	—	116

Net comprehensive income	$155,778	$217,558

See accompanying notes.

EQUITY OFFICE PROPERTIES TRUST

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the three months
	ended March 31,

(Dollars in thousands)	2003	2002

Operating Activities:
Net income	$157,178	$217,181
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of discounts included in interest/dividend income	(89)	(97)
Depreciation and amortization (including discontinued operations)	176,211	171,736
Amortization of premiums/discounts on unsecured notes and settled interest rate protection agreements included in interest expense	(5,298)	(400)
Compensation expense related to restricted shares and stock options issued to employees	3,130	4,419
Income from investments in unconsolidated joint ventures	(20,764)	(57,628)
Net (gain)/loss on sales of real estate (included in discontinued operations)	(7,277)	3,009
Provision for doubtful accounts	7,528	6,863
Income allocated to minority interests	19,830	28,689
Changes in assets and liabilities:
Increase in rents receivable	(4,539)	(27,033)
Increase in deferred rent receivables	(15,801)	(21,968)
Decrease (increase) in prepaid expenses and other assets	22,304	(7,755)
Decrease in accounts payable and accrued expenses	(89,396)	(62,458)
Increase in other liabilities	8,570	24,023

Net cash provided by operating activities	251,587	278,581

Investing Activities:
Property dispositions	42,780	107,743
Capital and tenant improvements	(57,778)	(58,215)
Lease commissions and other costs	(36,830)	(16,750)
(Increase) decrease in escrow deposits and restricted cash	(13,549)	149,042
Distributions from unconsolidated joint ventures	16,668	32,312
Investments in unconsolidated joint ventures	(8,498)	(38,559)
Investments in notes receivable	(96)	—
Repayments of notes receivable	734	1,657

Net cash (used for) provided by investing activities	(56,569)	177,230

EQUITY OFFICE PROPERTIES TRUST

CONSOLIDATED STATEMENTS OF CASH FLOWS – (Continued)

(Unaudited)

	For the three months
	ended March 31,

(Dollars in thousands)	2003	2002

Financing Activities:
Principal payments on mortgage debt	$(10,438)	$(15,149)
Proceeds from unsecured notes	494,810	239,127
Repayment of unsecured notes	(300,000)	(200,000)
Proceeds from lines of credit	369,800	805,050
Principal payments on lines of credit	(575,500)	(1,049,350)
Payments of loan costs	(216)	(3,540)
Settlement of forward starting interest rate swap agreement	768	3,193
Distributions to minority interests in partially owned properties	(2,706)	(2,059)
Payment of offering costs	(12)	—
Proceeds from exercise of share options	1,364	23,638
Distributions to shareholders and unitholders	(623)	(174)
Repurchase of Common Shares	(151,874)	—
Redemption of Units	(78)	—
Payment of preferred distributions	(15,461)	(13,830)

Net cash (used for) financing activities	(190,166)	(213,094)

Net increase in cash and cash equivalents	4,852	242,717
Cash and cash equivalents at the beginning of the period	58,471	61,121

Cash and cash equivalents at the end of the period	$63,323	$303,838

Supplemental Information:
Interest paid during the period, including a reduction of interest expense for capitalized interest of $3,598 and $5,338, respectively	$248,340	$244,607

Non-Cash Investing and Financing Activities:
Investing Activities:
Escrow deposits related to property dispositions	$(19,339)	$—

Mortgage loan repayment as a result of a property disposition	$(16,279)	$—

Financing Activities:
Mortgage loan repayment as a result of a property disposition	$16,279	$—

Issuance of unsecured notes at a discount of $10,048 in exchange for $250 million MandatOry Par Put Remarketed SecuritiesSM	$—	$(254,631)

Exchange of $250 million MandatOry Par Put Remarketed SecuritiesSM, including an unamortized premium of $4,631, for $264,679 notes due 2012 issued in February 2002	$—	$254,631

See accompanying notes.

EQUITY OFFICE PROPERTIES TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

      The consolidated financial statements of Equity Office have been prepared pursuant to the Securities and Exchange Commission (“SEC”) rules and regulations. The following notes, which present interim disclosures as required by the SEC, highlight significant changes to the notes to the December 31, 2002 audited consolidated financial statements of Equity Office and should be read together with the financial statements and notes thereto included in the Form 10-K.

NOTE 1 —	BUSINESS AND FORMATION OF EQUITY OFFICE

      As used herein, “Equity Office” means Equity Office Properties Trust, a Maryland real estate investment trust, together with its subsidiaries, including EOP Operating Limited Partnership, a Delaware limited partnership (“EOP Partnership”), and the predecessors thereof (“Equity Office Predecessors”), except where the context otherwise requires. Equity Office was organized in 1996 to continue and expand the national office property business organized by Mr. Samuel Zell, Chairman of the Board of Trustees of Equity Office, and to complete the consolidation of the Equity Office Predecessors. Equity Office completed its initial public offering (the “IPO”) on July 11, 1997, having sold its common shares of beneficial interest, $0.01 par value per share (“Common Shares”). The net proceeds from the IPO were contributed to EOP Partnership in exchange for units of partnership interest (“Units”). Equity Office is a fully integrated, self-administered and self-managed real estate company principally engaged, through its subsidiaries, in owning, managing, leasing, acquiring and developing office properties. At March 31, 2003, Equity Office owned or had an interest in 729 office properties (the “Office Properties”) comprising approximately 125.5 million square feet of office space in 19 states and the District of Columbia. The Office Properties were, on a weighted average basis, 87.2% occupied at March 31, 2003, and were located in 136 submarkets and in 31 metropolitan statistical areas (“MSAs”). The Office Properties, by rentable square feet, were located approximately 41.3% in central business districts (“CBDs”) and approximately 58.7% in suburban markets. Equity Office also owned 76 industrial properties (the “Industrial Properties”) comprising approximately 5.9 million square feet of industrial space (together with the Office Properties, the “Properties”). The Industrial Properties were, on a weighted average basis, 86.6% occupied at March 31, 2003.

NOTE 2 —	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

      Equity Office owns substantially all of its assets and conducts all of its operations through EOP Partnership and its subsidiary entities. Equity Office is the sole general partner of, and owned at March 31, 2003 and December 31, 2002 an approximate 89.1% interest in, EOP Partnership. Due to Equity Office’s ability as general partner to control EOP Partnership and various other property holding entities and other subsidiaries, each such entity has been consolidated for financial reporting purposes.

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

Unaudited Interim Statements

      The consolidated financial statements as of and for the three months ended March 31, 2003 and 2002 and related footnote disclosures are unaudited. In the opinion of management, such financial statements reflect all

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

adjustments necessary for a fair presentation of the results of the interim periods. All such adjustments are of a normal, recurring nature.

Reclassifications

      Certain reclassifications have been made to the previously reported 2002 statements in order to provide comparability with the 2003 statements reported herein. These reclassifications have not changed the 2002 results of operations or shareholders’ equity.

NOTE 3 —	IMPACT OF NEW ACCOUNTING STANDARDS

Variable Interest Entities

      In January 2003, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 46 Consolidation of Variable Interest Entities and Interpretation of Accounting Research Bulletin (ARB) No. 51 (“FIN 46”). FIN 46 introduces a new consolidation model, the variable interest model, which determines control (and consolidation) based on potential variability in gains and losses of the entity being evaluated for consolidation. The consolidation provisions of FIN 46 apply immediately to variable interests in variable interest entities created after January 31, 2003. It applies in the first fiscal year or interim period beginning after June 15, 2003 to variable interest entities in which an enterprise that is a public company holds a variable interest that it acquired before February 1, 2003. Management does not anticipate that the provisions of FIN 46 will have a material impact on Equity Office’s financial condition and results of operations.

Derivative Instruments

      In April 2003, the FASB issued Statement No. 149 Amendment of Statement 133 on Derivative Instruments and Hedging Activities (“SFAS No. 149”). SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under Statement 133. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003, with some exceptions, and for hedging relationships designated after June 30, 2003. The guidance should be applied prospectively. Management does not anticipate that the provisions of SFAS No. 149 will have a material impact on Equity Office’s financial condition and results of operations.

NOTE 4 —	SALES OF REAL ESTATE

      During the three months ended March 31, 2003, Equity Office disposed of six office properties and one industrial property in separate transactions to various unaffiliated parties for approximately $81.1 million. The total gain on the sale of these properties was approximately $7.3 million. The sold office properties consisted of approximately 437,473 square feet and 32 residential units, and the industrial property consisted of approximately 60,300 square feet.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

      The net income and gain/(loss) on sales of real estate for properties sold subsequent to December 31, 2001 is reflected in the consolidated statements of operations as Discontinued Operations for the periods presented. Below is a summary of the results of operations of these properties through their respective disposition dates:

	For the three months
	ended March 31,

(Dollars in thousands)	2003	2002

Property revenues	$1,683	$17,098
Interest income	3	2

Total revenues	1,686	17,100

Interest expense	236	334
Depreciation and amortization	233	2,864
Property operating expenses	829	5,579
Ground rent	18	59

Total expenses	1,316	8,836

Income before net gain/(loss) on sales of real estate	370	8,264
Net gain/(loss) on sales of real estate	7,277	(3,009)

Net income	$7,647	$5,255

Property net operating income from discontinued operations	$854	$11,519

Segment Reporting

      For segment reporting purposes, the office properties, the apartment properties and the land parcels that were sold are included in the “Office Properties” segment and the industrial properties and parking facilities that were sold are included in the “Corporate and Other” segment.

NOTE 5 — SALE OF MARKETABLE SECURITIES

      During 2002, Equity Office entered into an early lease termination with Inktomi Corporation for a 398,460-square-foot building in Redwood Shores, California. As part of the consideration for the lease termination, Equity Office received five million shares of Inktomi Corporation common stock. These securities were sold during the first quarter of 2003 at a gain of $8.1 million.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

NOTE 6 —	INVESTMENT IN UNCONSOLIDATED JOINT VENTURES

      Equity Office has several investments in unconsolidated joint ventures consisting of Office Properties, a property management and development company and two companies that provide fully furnished office space to tenants. Combined summarized financial information of the unconsolidated joint ventures is as follows:

(Dollars in thousands)	March 31, 2003	December 31, 2002

Balance Sheets:
Real estate, net	$2,745,182	$2,757,699
Other assets	235,227	207,740

Total Assets	$2,980,409	$2,965,439

Mortgage debt	$1,310,088	$1,312,404
Other liabilities	105,778	112,968
Partners’ and shareholders’ equity	1,564,543	1,540,067

Total Liabilities and Partners’ and Shareholders’ Equity	$2,980,409	$2,965,439

Equity Office’s share of equity	$980,250	$966,773
Net excess of cost of investments over the net book value of underlying net assets, net of accumulated depreciation of $21,411 and $20,704, respectively	120,159	121,042

Carrying value of investments in unconsolidated joint ventures	$1,100,409	$1,087,815

Equity Office’s share of unconsolidated non-recourse mortgage debt	$817,249	$818,975

	For the three months
	ended March 31,

(Dollars in thousands)	2003	2002

Statements of Operations:
Revenues	$115,615	$209,842

Expenses:
Interest expense	17,355	19,517
Depreciation and amortization	21,798	21,118
Operating expenses	43,182	56,518

Total expenses	82,335	97,153

Net income before gain on sale of real estate	33,280	112,689
Gain on sale of real estate	—	3,553

Net income	$33,280	$116,242

Equity Office’s share of:
Net income	$20,764	$57,628

Interest expense and loan cost amortization	$12,249	$13,254

Depreciation and amortization (real estate related)	$12,603	$12,810

NOTE 7 —	UNSECURED NOTES

      In January 2003, EOP Partnership issued $500 million of 5.875% unsecured notes due January 15, 2013. Including all offering expenses, the all-in effective rate of the unsecured notes is 5.98%. The notes are guaranteed by Equity Office. Total cash proceeds net of selling commissions and other expenses were approximately $494.8 million. A portion of the net proceeds were used to repay $300 million of 6.375%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

unsecured notes that matured in February 2003. The remaining net proceeds were used to repay outstanding balances on the line of credit and for general business purposes, including working capital. In connection with $500 million of unsecured notes that were issued in January 2003, Equity Office settled a forward-starting swap, that was entered into in 2002, that had a notional amount of $300 million and received approximately $.8 million. The proceeds from the settlement were recorded to other comprehensive income and are being amortized to interest expense over the 10-year term of the notes.

NOTE 8 — SHAREHOLDERS’ EQUITY

Common Shares

      The following table presents the changes in the issued and outstanding Common Shares since January 1, 2003 (excluding 49,916,390 Units and 50,206,731 Units outstanding at March 31, 2003 and December 31, 2002, respectively, which are convertible into Common Shares on a one-for-one basis, or the cash equivalent thereof, subject to certain restrictions):

Outstanding at January 1, 2003	411,200,998
Repurchases/retired (average per share price of $24.43 for approximately $151.9 million in the aggregate)	(6,216,500)
Share options exercised	61,226
Units redeemed for Common Shares	286,917
Restricted shares and share awards issued, net of cancellations	911,216

Outstanding at March 31, 2003	406,243,857

Distributions

	Quarterly
	Distribution
	Amount Per		Shareholder
	Share	Date Paid	Record Date

Common Shares	$.50	April 14, 2003	March 31, 2003
Series B Preferred Shares	$.65625	February 17, 2003	February 3, 2003
Series C Preferred Shares	$.5390625	March 17, 2003	March 3, 2003
Series E Preferred Shares	$.4921875	January 31, 2003	January 15, 2003
Series F Preferred Shares	$.50	March 31, 2003	March 17, 2003
Series G Preferred Shares	$.484375	March 17, 2003	March 3, 2003

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

NOTE 9 — EARNINGS PER SHARE

      The following table sets forth the computation of basic and diluted earnings per Common Share and common share equivalent:

	For the three months ended
	March 31,

(Dollars in thousands, except per share data)	2003	2002

Numerator:
Income from continuing operations	$149,531	$211,926
Discontinued operations (including net gain/(loss) on sales of real estate of $7,277 and $(3,009), respectively)	7,647	5,255
Preferred distributions	(15,461)	(15,830)

Numerator for basic earnings per share — net income available for Common Shares	141,717	201,351
Net income allocated to minority interests in EOP Partnership	17,314	27,283

Numerator for diluted earnings per share — net income available for Common Shares and common share equivalents	$159,031	$228,634

Denominator:
Denominator for net income available per weighted average Common Share outstanding — basic	408,283,546	413,924,658

Effect of dilutive securities:
Redemption of Units for Common Shares	50,053,934	56,282,186
Share options, put options and restricted shares	964,372	2,506,180

Common share equivalents	51,018,306	58,788,366

Denominator for net income available per weighted average Common Share and common share equivalents outstanding — diluted	459,301,852	472,713,024

Earnings per share — basic
Income from continuing operations, net of minority interests	$0.36	$0.51
Discontinued operations, net of minority interests	0.02	0.01
Preferred distributions, net of minority interests	(0.03)	(0.03)

Net income available for Common Shares(a)	$0.35	$0.48

Earnings per share — diluted
Income from continuing operations	$0.36	$0.51
Discontinued operations	0.02	0.01
Preferred distributions	(0.03)	(0.03)

Net income available for Common Shares(a)	$0.35	$0.48

(a)	Earnings per share may not total the sum of the per share components due to rounding.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

      The following securities were not included in the computation of diluted earnings per Common Share and common share equivalent since they would have an antidilutive effect:

		For the three months ended
		March 31,
	Weighted Average
Antidilutive Securities	Exercise Price	2003	2002

Share options	$28.320	14,949,646	—
Share options	$30.120	—	7,394,109
Series B Preferred Shares	$35.700	5,990,000	5,990,000
Warrants (expired on December 17, 2002)	$39.375	—	5,000,000

Total		20,939,646	18,384,109

NOTE 10 — SEGMENT INFORMATION

      As discussed in Note 1, Equity Office’s primary business is the ownership and operation of Office Properties. Management operates each Office Property as an individual operating segment and has aggregated these operating segments into a single operating segment for financial reporting purposes due to the fact that the individual operating segments have similar economic characteristics. Equity Office’s long-term tenants are in a variety of businesses, and no single tenant is significant to Equity Office’s business. The property operating revenues generated at the “Corporate and Other” segment consists primarily of revenues earned by the Industrial Properties and the stand-alone parking facilities. The “Other revenues” generated at the “Corporate and Other” segment consist primarily of fee income from the management of office properties owned by third parties, interest and dividend income from various investments and a realized gain on sale of marketable securities.

	As of or for the three months ended
	March 31, 2003

	Office	Corporate
(Dollars in thousands)	Properties	and Other	Consolidated

Property operating revenues	$800,681	$12,233	$812,914
Property operating expenses	(277,625)	(2,638)	(280,263)

Property net operating income from continuing operations	523,056	9,595	532,651

Adjustments to arrive at net income:
Other revenues	505	15,836	16,341
Interest expense(1)	(43,630)	(161,693)	(205,323)
Depreciation and amortization	(168,732)	(7,246)	(175,978)
Ground rent	(4,596)	—	(4,596)
General and administrative	—	(13,502)	(13,502)

Total adjustments to arrive at net income	(216,453)	(166,605)	(383,058)

Income before income taxes, allocation to minority interests and income from investments in unconsolidated joint ventures	306,603	(157,010)	149,593
Income taxes	(177)	(819)	(996)
Minority interests	(2,506)	(17,324)	(19,830)
Income from investments in unconsolidated joint ventures	20,999	(235)	20,764

Income from continuing operations	324,919	(175,388)	149,531
Discontinued operations (including net gain on sales of real estate of $7,277)	7,762	(115)	7,647

Net income	$332,681	$(175,503)	$157,178

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

	As of or for the three months ended
	March 31, 2003

	Office	Corporate
(Dollars in thousands)	Properties	and Other	Consolidated

Property net operating income from continuing operations	$523,056	$9,595	$532,651
Property net operating income from discontinued operations (see Note 4 — Sales of Real Estate)	782	72	854

Total property net operating income from continuing and discontinued operations	$523,838	$9,667	$533,505

Property operating margin from continuing and discontinued operations (property operating revenues less property operating expenses as a percentage of property operating revenues)			65.5%

Property operating margin from continuing operations (property operating revenues less property operating expenses as a percentage of property operating revenues)			65.5%

Capital and tenant improvements	$55,440	$2,338	$57,778

Investments in unconsolidated joint ventures	$1,090,001	$10,408	$1,100,409

Total assets	$24,283,921	$854,327	$25,138,248

(1)	Interest expense for the Office Properties does not include allocation of interest expense on the unsecured notes or the line of credit.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

	For the three months ended March 31,
	2002

	Office	Corporate
(Dollars in thousands)	Properties	and Other	Consolidated

Property operating revenues	$845,024	$14,321	$859,345
Property operating expenses	(283,894)	(2,931)	(286,825)

Property net operating income from continuing operations	561,130	11,390	572,520

Adjustments to arrive at net income:
Other revenues	519	10,400	10,919
Interest expense(1)	(44,882)	(159,605)	(204,487)
Depreciation and amortization	(162,356)	(6,516)	(168,872)
Ground rent	(5,511)	—	(5,511)
General and administrative	—	(14,576)	(14,576)

Total adjustments to arrive at net income	(212,230)	(170,297)	(382,527)

Income before income taxes, allocation to minority interests and income from investments in unconsolidated joint ventures	348,900	(158,907)	189,993
Income taxes	(48)	(6,958)	(7,006)
Minority interests	(1,386)	(27,303)	(28,689)
Income from investments in unconsolidated joint ventures	58,672	(1,044)	57,628

Income from continuing operations	406,138	(194,212)	211,926
Discontinued operations (including net loss on sales of real estate of $(3,009))	4,990	265	5,255

Net income	$411,128	$(193,947)	$217,181

Property net operating income from continuing operations	$561,130	$11,390	$572,520
Property net operating income from discontinued operations (see Note 4 — Sales of Real Estate)	11,184	335	11,519

Total property net operating income from continuing and discontinued operations	$572,314	$11,725	$584,039

Property operating margin from continuing and discontinued operations (property operating revenues less property operating expenses as a percentage of property operating revenues)			66.6%

Property operating margin from continuing operations (property operating revenues less property operating expenses as a percentage of property operating revenues)			66.6%

Capital and tenant improvements	$56,965	$1,250	$58,215

(1)	Interest expense for the Office Properties does not include allocation of interest expense on the unsecured notes or the line of credit.

NOTE 11 — STOCK BASED EMPLOYEE COMPENSATION PLANS

      Effective January 1, 2003, Equity Office adopted Statement of Financial Accounting Standards No. 123 (“SFAS No. 123”) Accounting for Stock Based Compensation, which requires a fair value based accounting method for determining compensation expense associated with the issuance of stock options and other equity awards. Equity Office decided to adopt the accounting provisions of SFAS No. 123 to reflect the cost to the company of issuing stock options and other equity awards to certain individuals in the consolidated financial

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

statements. Equity Office employed the prospective method for adopting SFAS No. 123 which requires the recognition of compensation expense for stock options and other equity compensation granted on or after January 1, 2003 and to record compensation expense for modifications of stock options and other equity awards that were outstanding as of December 31, 2002. Expense amounts will be recognized ratably over the respective vesting period of the award.

      The following table illustrates the effect on net income and earnings per share if the fair value based method had been applied to all outstanding and unvested options for the three months ended March 31, 2003 and 2002. Compensation related to share awards is not presented in the table below because the expense is the same under APB No. 25 and SFAS No. 123 and is already reflected in net income.

	For the three months
	ended March 31,

	2003	2002

Net income available for Common Shares, historical	$141,717	$201,351
Add back compensation expense included in historical net income available for Common Shares for options	212	—
Deduct compensation expense determined under fair value based method for options	(2,440)	(2,021)
Allocation of expense to minority interest — EOP Partnership	243	241

Pro forma net income available for Common Shares	$139,732	$199,571

Earnings per share — basic:
Net income available for Common Shares, historical	$0.35	$0.48
Pro forma net income available for Common Shares	$0.34	$0.48
Earnings per share — diluted:
Net income available for Common Shares, historical	$0.35	$0.48
Pro forma net income available for Common Shares	$0.34	$0.48

NOTE 12 — COMMITMENTS AND CONTINGENCIES

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

covered by liability insurance and all of which collectively are not expected to have a material adverse effect on the liquidity, results of operations, or financial condition of Equity Office.

Forward-Starting Interest Rate Swaps

      In October 2002, Equity Office entered into $1.1 billion of forward-starting interest rate swaps to effectively fix the 10-year Treasury rate at approximately 3.7% for note offerings that occurred in 2003 and are anticipated to occur in 2004. The forward-starting interest rate swaps were entered into at current market rates and, therefore, had no initial cost. The terms of the forward-starting interest rate swaps require Equity Office to pay a fixed-interest rate to the counterparties and to receive a variable rate from the counterparties. The swaps settle at six-month intervals beginning in 2003 and 2004 and are scheduled to terminate in 2004. In connection with the $500 million note offering in January 2003 (see Note 7), Equity Office settled one of the swaps that had a notional amount of $300 million and received approximately $0.8 million. The market value of the remaining forward-starting swaps that have a combined notional amount of $800 million at March 31, 2003 was a liability of approximately $20.7 million which is included in other liabilities and in other comprehensive income. Equity Office is obligated to settle the swap agreements no later than the commencement of the anticipated unsecured note offering to be issued in early 2004. Upon settlement of the swaps, Equity Office may be obligated to pay the counterparties a settlement payment, or alternatively to receive settlement proceeds from the counterparties. Any monies paid or received will be amortized to interest expense over the term of the respective note offering.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

assurance that third-party insurance carriers will be able to maintain reinsurance sufficient to cover any losses that may be incurred.

Type of Insurance	Equity Office	Third-Party
Coverage	Loss Exposure/Deductible	Coverage Limitation

Property damage and business interruption(a)	$75 million annual aggregate exposure (which includes amounts paid for earthquake loss), plus $1 million per occurrence deductible	$1.0 billion per occurrence(c)
Earthquake(a)(b)	$75 million annual aggregate exposure (which includes amounts paid for property damage and business interruption loss), plus $1 million per occurrence deductible	$325 million in the aggregate per year(c)
Acts of terrorism(d)	$750,000 per occurrence deductible (plus 10% of each and every loss with a maximum per occurrence exposure of $33.25 million which includes the $750,000 deductible)	$825 million per occurrence(e)

(a)	Equity Office retains up to $75 million of such loss calculated throughout the portfolio. In the event of a loss in excess of this retention limit, the third-party insurance carriers would be obligated to cover the losses up to the stated coverage amounts in the above table.

(b)	The amount of the third-party insurance relating to earthquakes is based on maximum probable loss studies performed by independent third parties. The maximum annual aggregate payment amount for earthquake loss is $325 million, inclusive of Equity Office’s loss exposure of $75 million plus $1 million per occurrence deductible. There can be no assurance that the maximum probable loss studies have accurately estimated losses that may occur.

(c)	These amounts include Equity Office’s loss exposure/deductible amount.

(d)	Effective in February 2003, Equity Office amended its third-party insurance coverage for acts of terrorism as a result of the Terrorism Risk Insurance Act of 2002 (“TRIA”) enacted by Congress and signed into law by President Bush on November 26, 2002. Equity Office cancelled its prior terrorism insurance program that provided a $270 million annual aggregate limit and replaced it with a new program with a per occurrence limit of $825 million. Under TRIA, Equity Office has a per occurrence deductible of $750,000 plus 10% of each and every loss up to a maximum of $33.25 million per occurrence, which includes the deductible amount. The new program’s coverage is extended to include nuclear, chemical and biological events. The new coverage does not apply to non-TRIA events (which are terrorism events that are not committed by a foreigner or a foreign country). Equity Office maintains separate insurance with a $325 million annual aggregate limit subject to a deductible of $1 million for non-TRIA events. This separate coverage for non-TRIA events excludes nuclear, biological and chemical events.

(e)	This amount is in excess of Equity Office’s deductible amounts.

      Pollution: Equity Office has pollution and remediation insurance coverage for both sudden and gradual events. Limits for this exposure are $2 million per loss and $10 million aggregate per year subject to a deductible of $100,000.

      Workers Compensation, Automobile Liability and General Liability: Equity Office has per occurrence deductible amounts on workers compensation of $500,000, auto liability of $250,000 and general liability of $1,000,000.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Off-Balance Sheet Arrangements

Commitments

      In accordance with the agreement governing the investment in Wright Runstad Associates Limited Partnership (“WRALP”) made in 1997, Equity Office agreed, for a period generally continuing until December 31, 2007, to make available to WRALP up to $20.0 million in additional financing or credit support for future development. As of March 31, 2003, no amounts have been funded pursuant to this agreement. However, Equity Office has unconditionally guaranteed payment of WRALP’s $19.5 million revolving line of credit which has an outstanding balance of approximately $12.9 million as of March 31, 2003. WRALP’s current line of credit matures in July 2003. Equity Office does not have a liability recorded related to this guarantee. In the event Equity Office makes payment on WRALP’s line of credit and WRALP does not repay Equity Office, Equity Office is entitled to (i) terminate the credit facility provided to WRALP from Equity Office and (ii) declare all amounts borrowed by WRALP due and payable. Equity Office believes the risk of an unrecovered loss is minimal at this time.

Letters of Credit

      As of March 31, 2003, Equity Office had provided approximately $3.3 million in letters of credit to third parties. The letters of credit were required to be issued under the provisions of our worker’s compensation insurance policies and certain utility contracts.

NOTE 13 — SUBSEQUENT EVENTS

      The following transactions occurred subsequent to March 31, 2003 through May 9, 2003:

      1.     In April, Equity Office sold a vacant land parcel commonly known as 181st Commerce Park to an unaffiliated party for approximately $6.7 million. The property is located in Gresham, Oregon.

      2.     In May, Equity Office sold the U.S. Bancorp Center to an unaffiliated party for approximately $174 million. The property comprised one office building, approximately 929,694 square feet and is located in Minneapolis, Minnesota.

      3.     In May, Equity Office’s existing line of credit matured and Equity Office obtained a new $1.0 billion revolving credit facility. The new line of credit bears interest at LIBOR plus 60 basis points and matures in May 2006. The financial covenants and restrictions under the new line of credit are substantially similar to those Equity Office was subject to under the previous line of credit.

      4.     In May, Equity Office entered into several forward starting interest rate swap agreements for a combined notional amount of $400 million at rates ranging from 4.617% to 4.75% with start dates of June 2, 2004 and end dates of June 2, 2014. The swaps will hedge the future interest payments of an anticipated debt offering in June 2004 of which the net proceeds may be used to partially repay $200 million of unsecured notes maturing in May 2004 and $250 million of unsecured notes maturing in June 2004.

      5.     From April 1, 2003 through May 9, 2003, Equity Office had repurchased 3,700,000 Common Shares under a share repurchase program at an average per share price of $26.10 for approximately $96.6 million in the aggregate.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

      Statements contained in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” which are not historical fact may be forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”). Equity Office intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 21E of the Exchange Act. Such statements (none of which is intended as a guarantee of performance) are subject to certain risks and uncertainties, which could cause actual results to differ materially from those projected or anticipated. A number of important factors could cause actual results to differ materially from those indicated by the forward-looking statements, including, but not limited to, the risks described in our current reports on Form 8-K filed with the Securities and Exchange Commission (the “SEC”) on February 12, 2002 and June 27, 2002, as the same may be supplemented from time to time. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date this Form 10-Q is filed with the SEC. Among the factors about which Equity Office has made assumptions are the following:

•	changes in general economic conditions;

•	the extent, duration and strength of any economic recovery;

•	the extent of tenant bankruptcies and insolvencies;

•	our ability to maintain occupancy and to timely lease or re-lease space at current or anticipated rents;

•	the amount of lease termination fees received, if any;

•	the cost and availability of debt and equity financing;

•	our ability to refinance our debt at reasonable terms upon maturity;

•	our ability to complete and lease current and future development projects on schedule, on budget and in accordance with expectations;

•	our ability to realize anticipated cost savings from the implementation of our EOPlus initiatives; and

•	our ability to obtain, at a reasonable cost, adequate insurance coverage for catastrophic events, such as earthquakes and terrorist acts.

Overview

      The following discussion and analysis is based primarily on the consolidated financial statements of Equity Office for the periods presented and should be read together with the notes thereto contained in this Form 10-Q. Terms employed herein as defined terms, but without definition, shall have the meaning set forth in the notes to the financial statements.

Key Transactions

      During the three months ended March 31, 2003, we completed the following key transactions:

•	disposed of six office properties and one industrial property in various transactions to unaffiliated parties for approximately $81.1 million. The sold office properties consisted of approximately 437,473 square feet and 32 residential units, and the industrial property consisted of approximately 60,300 square feet;

•	placed into service one development consisting of approximately 225,490 square feet;

•	issued $500 million of unsecured notes due January 2013 at an all-in effective rate of 5.98% and used a portion of the net proceeds to repay $300 million of unsecured notes that matured in February 2003;

•	repurchased 6,216,500 Common Shares at an average price of $24.43 per share for a total of $151.9 million in the aggregate; and

•	sold 5.0 million common shares of Inktomi Corporation received in connection with a lease termination in 2002 for approximately $8.1 million.

Critical Accounting Policies and Estimates

      Refer to our 2002 Annual Report on Form 10-K for a discussion of our critical accounting policies which include revenue recognition and allowance for doubtful accounts, impairment of long-lived assets, depreciation and the fair value of financial instruments including derivative instruments. There have been no material changes to these policies in 2003.

Accounting Policy Adopted in 2003

Stock Based Employee Compensation Plans

      Effective January 1, 2003, we adopted Statement of Financial Accounting Standards No. 123 (“SFAS No. 123”) Accounting for Stock Based Compensation, which requires a fair value based accounting method for determining compensation expense associated with the issuance of stock options and other equity awards. We decided to adopt the accounting provisions of SFAS No. 123 to reflect the cost to the company of issuing stock options and other equity awards to certain individuals in the consolidated financial statements. We employed the prospective method for adopting SFAS No. 123 which requires the recognition of compensation expense for stock options and other equity compensation granted on or after January 1, 2003 and to record compensation expense for modifications of stock options and other equity awards that were outstanding as of December 31, 2002. Expense amounts will be recognized ratably over the respective vesting period of the award.

      The following table illustrates the effect on net income and earnings per share if the fair value based method had been applied to all outstanding and unvested options for the three months ended March 31, 2003 and 2002. Compensation related to share awards is not presented in the table below because the expense is the same under APB No. 25 and SFAS No. 123 and is already reflected in net income.

	For the three months
	ended March 31,

	2003	2002

Net income available for Common Shares, historical	$141,717	$201,351
Add back compensation expense included in historical net income available for Common Shares for options	212	—
Deduct compensation expense determined under fair value based method for options	(2,440)	(2,021)
Allocation of expense to minority interest — EOP Partnership	243	241

Pro forma net income available for Common Shares	$139,732	$199,571

Earnings per share — basic:
Net income available for Common Shares, historical	$0.35	$0.48
Pro forma net income available for Common Shares	$0.34	$0.48
Earnings per share — diluted:
Net income available for Common Shares, historical	$0.35	$0.48
Pro forma net income available for Common Shares	$0.34	$0.48

Impact of New Accounting Standards

Variable Interest Entities

      In January 2003, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 46 Consolidation of Variable Interest Entities and Interpretation of Accounting Research Bulletin (ARB) No. 51

(“FIN 46”). FIN 46 introduces a new consolidation model, the variable interest model, which determines control (and consolidation) based on potential variability in gains and losses of the entity being evaluated for consolidation. The consolidation provisions of FIN 46 apply immediately to variable interests in variable interest entities created after January 31, 2003. It applies in the first fiscal year or interim period beginning after June 15, 2003 to variable interest entities in which an enterprise that is a public company holds a variable interest that it acquired before February 1, 2003. Management does not anticipate that the provisions of FIN 46 will have a material impact on Equity Office’s financial condition and results of operations.

Derivative Instruments

      In April 2003, the FASB issued Statement No. 149 Amendment of Statement 133 on Derivative Instruments and Hedging Activities (“SFAS No. 149”). SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under Statement 133. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003, with some exceptions, and for hedging relationships designated after June 30, 2003. The guidance should be applied prospectively. Management does not anticipate that the provisions of SFAS No. 149 will have a material impact on Equity Office’s financial condition and results of operations.

Results of Operations

Trends in Property Operating Revenues

      Income is received primarily from rental revenue generated by leases at the Office Properties, including reimbursements from tenants for certain operating costs and from parking revenue from Office Properties. As a result of the current slowdown in economic activity, there has been a decrease in our occupancy rates and a general decline in overall market rental rates for our Office Properties. Below is a summary of our leasing activity for tenants taking occupancy for the periods presented for our Office Properties. Our largest 10 metropolitan statistical areas (“MSAs”) in terms of property net operating income from continuing operations in order from greatest to least are Boston, San Francisco, San Jose, Seattle, New York, Chicago, Los Angeles, Washington, D.C., Atlanta and Orange County.

Office Property Data:	Largest 5 MSAs	Largest 10 MSAs	Total Office Portfolio

For the three months ended March 31, 2003:
Portion of total portfolio based on square feet at end of period	37.8%	68.2%	100.0%
Occupancy at end of period	86.5%	86.9%	87.2%
Gross square footage for space occupied during the period	1,890,218	3,724,871	5,685,331
Weighted average annual base rent per square foot for space occupied during the period(a)(b)	$32.61	$29.57	$26.84
Gross square footage for expiring and terminated leases during the period	1,733,432	3,095,383	4,053,323
Weighted average annual base rent per square foot for expiring and terminated leases during the period(a)	$38.65	$34.52	$31.50

Office Property Data:	Largest 5 MSAs	Largest 10 MSAs	Total Office Portfolio

For the three months ended March 31, 2002:
Portion of total portfolio based on square feet at end of period	37.4%	67.2%	100.0%
Occupancy at end of period	91.3%	91.2%	90.7%
Gross square footage for space occupied during the period	1,497,846	2,780,836	4,497,483
Weighted average annual base rent per square foot for space occupied during the period(a)(b)	$48.27	$38.21	$32.13
Gross square footage for expiring and terminated leases during the period	1,697,503	3,329,721	5,086,060
Weighted average annual base rent per square foot for expiring and terminated leases during the period(a)	$36.83	$30.92	$27.79
For the year ended December 31, 2002:
Portion of total portfolio based on square feet at end of year	37.6%	68.1%	100.0%
Occupancy at end of year	88.0%	88.8%	88.6%
Gross square footage for space occupied during the year	7,097,920	13,582,766	20,620,427
Weighted average annual base rent per square foot for space occupied during the year(a)(b)	$36.16	$31.54	$28.48
Gross square footage for expiring and terminated leases during the year	8,911,422	16,308,269	23,711,452
Weighted average annual base rent per square foot for expiring and terminated leases during the year(a)	$36.19	$31.19	$28.61

(a)	These weighted average rental rates are based on the average annual base rent per square foot over the term of each of the leases and the current estimated tenant reimbursements.
(b)	Weighted average annual rent per square foot for new office leases for which the tenants have occupied the space during the relevant period may lag behind market because leasing decisions typically are made anywhere from one month to 12 or more months prior to taking occupancy.

      One of the main factors contributing to the decline in occupancy for our Office Properties was the increased level of early lease terminations. Since January 1, 2002, we have had approximately 7.9 million square feet of early lease terminations and received lease termination fees on a portion of the terminations of approximately $165.4 million. These amounts include approximately 1.8 million square feet of early lease terminations and approximately $13.7 million of lease termination fees for the three months ended March 31, 2003. Future rental income may be affected by future lease terminations as we are unlikely to be able to collect upon termination the full contracted amount payable under the leases as well as the additional cost of re-leasing the space. Although there is no way of predicting future lease terminations, we currently anticipate that lease termination fees will be significantly lower in 2003 as compared to 2002. As of March 31, 2003, approximately 64.8 million occupied square feet (approximately 59.2% of the total occupied square feet) is expiring through 2007, including approximately 10.2 million occupied square feet in the remainder of 2003. If we experience further declines in occupancy, our revenues and results of operations in subsequent periods will be adversely affected.

      As mentioned above, there has been a general decline in the overall market rental rates for our Office Properties. Management believes that the extent of this decrease in rental rates is increased as a result of our decision to maintain tenant improvement costs per square foot for new leases at levels similar to that of prior periods rather than to increase such tenant improvement costs in response to market conditions. If this declining trend in rental rates continues, and is not offset by occupancy increases, we will continue to experience a decrease in rental revenues.

      In addition to the downward trends in occupancy and market rents, we have experienced an increase in the amount of uncollectible receivables relating to tenants in bankruptcy or experiencing financial difficulty. For the three months ended March 31, 2003 and 2002, bad debt expense was approximately $7.5 million and $6.9 million, respectively. Although we have collateral from many of our tenants, additional write-offs may occur in subsequent periods.

Trends in Property Operating Expenses

EOPlus

      In 2001, we initiated a comprehensive analysis of our operating structure with the help of a management consulting firm and our employees. The goal of the analysis was to significantly reduce operating expenses, improve customer service, reduce lease cycle time, increase occupancy and retain tenants. The analysis resulted in a significant reengineering effort called EOPlus. As part of this effort, many of the activities that occurred at the property are being centralized into core regional offices with a view towards allowing property managers to spend more time building customer relationships. The centralization of each region’s operations is designed to permit us to manage our buildings with fewer people. By the end of 2003, we expect to have 15% fewer employees than at the end of 2001 as a result of staff reductions and attrition. The related severance expenses in 2003 will be approximately $2.8 million. By consolidating our property management offices, we expect to make available between 130,000 square feet and 160,000 square feet of office space for leasing. We anticipate this new model will be fully implemented in all of our markets by the end of 2003. We have also created a central purchasing function to review and analyze our goods and services expenditures. The goal of the central purchasing function is to obtain preferred pricing, reduce the number of our vendors and reduce the number of invoices we process. Beginning in 2004, after the new model is fully implemented, we expect annual cost savings of $75 million to $100 million. We estimate that we will recognize approximately 45 percent to 50 percent of these annual cost savings, due to the structure of customer operating expense reimbursements in office leases. The remainder of these annual cost savings will be passed on to our tenants. We also expect to benefit from an ability to offer our tenants a lower cost of occupancy than our competition. We estimate that we will recognize approximately $10 million of cost savings in 2003, net of the associated severance cost and the impact of lower tenant reimbursements.

Acquisition and Disposition Activity

      Below is a summary of our acquisition and disposition activity since January 1, 2002. The buildings and total square feet shown include properties we own in joint ventures with other partners and reflect the total square feet of the properties. Excluding the joint venture partners’ share of the square feet of the office properties, we effectively owned 119,245,733 square feet of office space as of March 31, 2003.

	Office Properties		Industrial Properties
					Parking Facilities
		Total Square		Total
	Buildings	Feet	Buildings	Square Feet	Garages	Spaces

Properties owned as of:
January 1, 2002	774	128,233,987	79	6,044,831	5	10,765
Acquisitions	2	260,372	—	—	—	—
Developments placed in service	3	330,646	—	—	—	—
Dispositions	(45)	(3,113,189)	(2)	(77,072)	(4)	(7,464)
Building remeasurements	—	13,583	—	—	—	—

December 31, 2002	734	125,725,399	77	5,967,759	1	3,301
Developments placed in service	1	225,490	—	—	—	—
Dispositions	(6)	(437,473)	(1)	(60,300)	—	—
Building remeasurements	—	34,608	—	—	—	—

March 31, 2003	729	125,548,024	76	5,907,459	1	3,301

      Primarily as a result of the acquisition and disposition of certain properties, the financial data presented in the consolidated statements of operations show changes in revenues and expenses from period-to-period. Therefore, we do not believe our period-to-period financial data are necessarily comparable. The following analysis shows changes attributable to the Properties that were held during the entire period for the periods being compared (the “Core Portfolio”) and the changes in our aggregate total portfolio of Properties (the “Total Portfolio”).

      As reflected in the tables below, property operating revenues include rental revenues, reimbursements from tenants for certain expenses, parking revenue and other property operating revenues, which includes lease termination income. Property operating expenses include real estate taxes, insurance, repairs and maintenance and other property operating expenses.

Comparison of the three months ended March 31, 2003 to March 31, 2002

      The table below represents selected operating information for the Total Portfolio and for the Core Portfolio consisting of 699 consolidated Office Properties and 76 Industrial Properties and 23 unconsolidated joint venture Properties acquired or placed in service on or prior to January 1, 2002.

	Total Portfolio				Core Portfolio

			Increase/				Increase/
(Dollars in thousands)	2003	2002	(Decrease)	% Change	2003	2002	(Decrease)	% Change

Property operating revenues	$812,914	$859,345	$(46,431)	(5.4)%	$804,929	$858,878	$(53,949)	(6.3)%
Fee income	4,936	4,078	858	21.0	—	—	—	—
Interest/dividend income	3,262	6,841	(3,579)	(52.3)	917	943	(26)	(2.8)
Realized gain on sale of marketable securities	8,143	—	8,143	—	—	—	—	—

Total revenues	829,255	870,264	(41,009)	(4.7)	805,846	859,821	(53,975)	(6.3)

Interest expense(a)	205,323	204,487	836	0.4	47,386	49,361	(1,975)	(4.0)
Depreciation and amortization	175,978	168,872	7,106	4.2	170,121	165,038	5,083	3.1
Real estate taxes	92,666	96,630	(3,964)	(4.1)	91,338	96,168	(4,830)	(5.0)
Property operating expenses	187,597	190,195	(2,598)	(1.4)	184,702	189,756	(5,054)	(2.7)
Ground rent	4,596	5,511	(915)	(16.6)	4,456	5,330	(874)	(16.4)
General and administrative	13,502	14,576	(1,074)	(7.4)	—	—	—	—

Total expenses	679,662	680,271	(609)	(0.1)	498,003	505,653	(7,650)	(1.5)

	Total Portfolio				Core Portfolio

			Increase/				Increase/
(Dollars in thousands)	2003	2002	(Decrease)	% Change	2003	2002	(Decrease)	% Change

Income before income taxes, allocation to minority interests and income from investments in unconsolidated joint ventures	149,593	189,993	(40,400)	(21.3)	307,843	354,168	(46,325)	(13.1)
Income taxes	(996)	(7,006)	6,010	(85.8)	(177)	(46)	(131)	284.8
Minority interests	(19,830)	(28,689)	8,859	(30.9)	(2,545)	(1,406)	(1,139)	81.0
Income from investments in unconsolidated joint ventures	20,764	57,628	(36,864)	(64.0)	16,921	17,578	(657)	(3.7)

Income from continuing operations	149,531	211,926	(62,395)	(29.4)	322,042	370,294	(48,252)	(13.0)
Discontinued operations (including net gain/(loss) on sales of real estate of $7,277 and $(3,009), respectively)	7,647	5,255	2,392	45.5	—	—	—	—

Net income	$157,178	$217,181	$(60,003)	(27.6)%	$322,042	$370,294	$(48,252)	(13.0)%

Property net operating income from continuing operations	$532,651	$572,520	$(39,869)	(7.0)%	$528,889	$572,954	$(44,065)	(7.7)%

Deferred rental revenue	$13,217	$20,120	$(6,903)	(34.3)%	$12,990	$20,147	$(7,157)	(35.5)%

Lease termination fees	$13,555	$17,812	$(4,257)	(23.9)%	$13,555	$17,812	$(4,257)	(23.9)%

(a)	Interest expense on unsecured notes and the line of credit are not allocated to the Core Portfolio.

Property Operating Revenues

      The decrease in property operating revenues in the Total Portfolio is primarily attributable to reduced occupancy in the Core Portfolio which experienced a decline in occupancy from 91.5% at January 1, 2002 to 86.8% at March 31, 2003. A substantial portion of the decline in occupancy was due to lease terminations. In addition to the decline in occupancy, rental revenues declined as a result of rental rates on new leases being lower on average than the average rental rates being paid on expiring leases since the middle of 2002.

Interest/ Dividend Income

      Interest/dividend income decreased for the Total Portfolio primarily as a result of the redemption in 2002 of CT Convertible Trust I’s non-convertible preferred securities that earned a 13% annual dividend for $20.1 million, which includes accrued dividends, and a reduction in interest income from notes receivable of approximately $1.9 million.

Realized Gain on Sale of Marketable Securities

      During 2002, Equity Office entered into an early lease termination with Inktomi Corporation for a 398,460-square-foot building in Redwood Shores, California. As part of the consideration for the lease termination, Equity Office received five million shares of Inktomi Corporation common stock. These securities were sold during the first quarter of 2003 at a gain of $8.1 million.

Depreciation and Amortization

      Total Portfolio and Core Portfolio depreciation and amortization expense increased from the prior period primarily as a result of capital and tenant improvements made since the beginning of the prior period and from an increase in deferred leasing costs.

Real Estate Taxes

      Real estate taxes are generally payable after the period in which they are incurred. During the period in which real estate taxes are incurred the expense is estimated and accrued. Real estate taxes decreased for the Total and Core Portfolio primarily because actual real estate tax expense was less than estimated accruals. In addition, real estate taxes decreased in California as a result of property tax appeals.

Property Operating Expenses

      For the Core Portfolio, property operating expenses decreased primarily as a result of lower utility expense of approximately $1.1 million and lower insurance expense of approximately $1.7 million primarily as a result of changes in our insurance coverage. In addition, for the Core Portfolio, maintenance expense decreased by approximately $1.8 million primarily due to new contracts that were renegotiated as part of our EOPlus initiative and lower occupancy and payroll expense decreased by approximately $0.6 million due to staff reductions. These decreases in property operating expenses were partially offset by severance expense of approximately $1.6 million incurred in the first quarter of 2003.

Ground Rent

      Ground rent decreased as a result of the acquisition of the underlying land previously subject to a ground lease at an Office Property in the fourth quarter of 2002.

General and Administrative Expenses

      Beginning in fiscal 2003, we reclassified regional operating expenses and other costs directly associated with property operations from general and administrative expenses to property operating expenses. Approximately $18.7 million and $18.4 million was reclassified for the three months ended March 31, 2003 and 2002, respectively. The regional offices exist to provide oversight for the management and leasing of the Properties. Accordingly, these expenses are classified as property operating expenses and the prior periods have been reclassified to provide for comparability. This reclassification did not change the prior period results or shareholders’ equity.

      In April 2003, we entered into a severance arrangement with an executive vice president. Approximately $4.2 million of expense relating to this severance arrangement will be recorded during the second quarter of 2003. The total severance consists of the accelerated vesting of share options and restricted shares and cash payments.

Income Taxes

      A corporate subsidiary of ours had an indirect interest in the Foundry Square I joint venture for which we accrued approximately $5.0 million of income taxes as a result of a $40.0 million lease termination in the first quarter of 2002. (See “Income from Investment in Unconsolidated Joint Ventures” below).

Minority Interests — EOP Partnership

      Minority interests decreased primarily due to the decrease in net income during the quarter ended March 31, 2003 as compared to the prior period.

Income from Investment in Unconsolidated Joint Ventures

      Income from investments in unconsolidated joint ventures decreased for the Total Portfolio primarily due to a decrease in lease termination fees from $40.0 million to $.2 million.

Discontinued Operations

      The increase in discontinued operations is primarily due to the gain on the sale of the properties sold during the current period as compared to the loss on the sale of the properties sold during the prior period. The net income of properties sold since January 1, 2002 is included in discontinued operations up to the respective disposition date.

Property Dispositions

      During the three months ended March 31, 2003, Equity Office disposed of six office properties and one industrial property in separate transactions to various unaffiliated parties for approximately $81.1 million. The total gain on the sale of these properties was approximately $7.3 million. The sold office properties consisted of approximately 437,473 square feet and 32 residential units, and the industrial property consisted of approximately 60,300 square feet.

      The net income and gain/(loss) on disposal for properties sold subsequent to December 31, 2001 is reflected in the consolidated statements of operations as Discontinued Operations for the periods presented. Below is a summary of the results of operations of properties sold since January 1, 2002 through their respective disposition dates:

	For the three months
	ended March 31,

(Dollars in thousands)	2003	2002

Property revenues	$1,683	$17,098
Interest income	3	2

Total revenues	1,686	17,100

Interest expense	236	334
Depreciation and amortization	233	2,864
Property operating expenses	829	5,579
Ground rent	18	59

Total expenses	1,316	8,836

Income before net gain/(loss) on sales of real estate	370	8,264
Net gain/(loss) on sales of real estate	7,277	(3,009)

Net income	$7,647	$5,255

Property net operating income from discontinued operations	$854	$11,519

Segment Reporting

      For segment reporting purposes, the office properties, the apartment properties and the land parcels that were sold are included in the “Office Properties” segment and the industrial properties and parking facilities that were sold are included in the “Corporate and Other” segment.

Liquidity and Capital Resources

Liquidity

      Net cash flow from operations represents the primary source of liquidity to fund distributions, debt service, capital improvements and tenant improvements. We expect that our $1.0 billion line of credit will provide for funding of working capital and unanticipated cash needs as well as acquisitions and development costs.

      Our net cash flow from operations is dependent upon the occupancy level of our properties, the rental rates on our leases, the collectibility of rent from our tenants, the level of operating and other expenses, and other factors. Material changes in these factors may adversely affect our net cash flow from operations. Such changes, in turn, would adversely affect our ability to fund distributions, debt service, capital improvements and tenant improvements. In addition, a material adverse change in our net cash flow from operations may affect the financial performance covenants under our line of credit and unsecured notes. If we fail to meet any of our financial performance covenants our line of credit may become unavailable to us or the interest charged on the line of credit may increase. Either of these circumstances could adversely affect our ability to fund working capital and unanticipated cash needs, acquisitions and development costs.

      In order to qualify as a REIT for federal income tax purposes, Equity Office must distribute at least 90% of its REIT taxable income (excluding capital gains). Accordingly, we currently intend, although we are not legally obligated, to continue to make regular quarterly distributions to holders of Common Shares and preferred shares.

      Subject to the foregoing, we have established quarterly distribution rates which, if annualized, would be as follows:

Annualized Distribution
Security	Per Share

Common Shares	$2.00
Preferred Shares Series:
B	$2.625
C	$2.15625
E	$1.96875
F	$2.00
G	$1.9375

      Since our anticipated distributions will not allow us to retain sufficient cash to repay all of our debt as it comes due using only cash from operations, we will be required to repay maturing debt with proceeds from debt and/or equity offerings. There can be no assurance that such financing will be available to us or on acceptable terms if available.

     Contractual Obligations

      As of March 31, 2003, we were subject to certain contractual payment obligations as described in the table below. We were not subject to material capital lease obligations or unconditional purchase obligations as of March 31, 2003.

	Payments Due by Period

		Through
Contractual Obligations		Remainder
(Dollars in thousands)	Total	of 2003	2004	2005	2006	2007	Thereafter

Long-term debt:
Mortgage debt(1)	$2,493,757	$91,567	$448,396	$568,768	$343,941	$237,024	$804,061
Unsecured notes(2)	9,216,500	400,000	880,000	675,000	650,000	976,500	5,635,000
Line of Credit	—	—	—	—	—	—	—
Share of mortgage debt of unconsolidated joint ventures	817,249	107,202	117,023	466,410	51,182	1,454	73,978
Ground leases	1,193,069	13,927	16,051	15,727	15,623	15,514	1,116,227
Share of ground leases of unconsolidated joint ventures	185,507	1,081	1,442	1,738	1,922	1,958	177,366

Total Contractual Obligations	$13,906,082	$613,777	$1,462,912	$1,727,643	$1,062,668	$1,232,450	$7,806,632

Weighted Average Interest Rates on Maturing Debt:

Long-term debt:
Mortgage debt	7.61%	7.73%	7.13%	7.87%	7.15%	7.88%	7.79%
Unsecured notes	6.98%	7.55%	5.42%	5.67%	7.52%	7.52%	7.18%
Line of credit	—	—	—	—	—	—	—
Share of mortgage debt of unconsolidated joint ventures	5.87%	2.24%	2.41%	7.34%	7.67%	—	5.42%

Total Weighted Average Interest Rates	7.03%	6.60%	5.70%	6.85%	7.41%	7.59%	7.24%

(1)	Balance excludes net discount of $(13.0) million, net of accumulated amortization of approximately $(6.4) million.

(2)	Balance excludes net premium of $32.5 million, net of accumulated amortization of approximately $(22.5) million.

Forward-Starting Interest Rate Swaps

      In October 2002, we entered into $1.1 billion of forward-starting interest rate swaps to effectively fix the 10-year Treasury rate at approximately 3.7% for note offerings that occurred in 2003 and are anticipated to occur in 2004. The forward-starting interest rate swaps were entered into at current market rates and, therefore, had no initial cost. The terms of the forward-starting interest rate swaps require us to pay a fixed-interest rate to the counterparties and to receive a variable rate from the counterparties. The swaps settle at six-month intervals beginning in 2003 and 2004 and are scheduled to terminate in 2004. In connection with a $500 million note offering in January 2003, we settled one of the swaps that had a notional amount of $300 million and received approximately $0.8 million. The market value of the remaining forward-starting swaps that have a combined notional amount of $800 million at March 31, 2003 was a liability of approximately $20.7 million, which is included in other liabilities and in other comprehensive income. We are obligated to settle the swap agreements no later than the commencement of the anticipated unsecured note offering to be issued in early 2004. Upon settlement of the swaps, we may be obligated to pay the counterparties a settlement payment, or alternatively to receive settlement proceeds from the counterparties. Any monies paid or received will be amortized to interest expense over the term of the respective note offering.

Off-Balance Sheet Arrangements

Commitments

      In accordance with the agreement governing the investment in Wright Runstad Associates Limited Partnership (“WRALP”) made in 1997, we agreed, for a period generally continuing until December 31, 2007, to make available to WRALP up to $20.0 million in additional financing or credit support for future development. As of March 31, 2003, no amounts have been funded pursuant to this agreement. However, we have unconditionally guaranteed payment of WRALP’s $19.5 million revolving line of credit, which has an outstanding balance of approximately $12.9 million as of March 31, 2003. WRALP’s current line of credit matures in July 2003. We do not have a liability accrued related to this guarantee. In the event we make payment on WRALP’s line of credit and WRALP does not repay us, we are entitled to (i) terminate the credit facility provided to WRALP from us and (ii) declare all amounts borrowed by WRALP due and payable. We believe the risk of an unrecovered loss is minimal at this time.

Letters of Credit

      As of March 31, 2003, we had provided approximately $3.3 million in letters of credit to third parties. The letters of credit were required to be issued under the provisions of our worker’s compensation insurance policies and certain utility contracts.

Debt Financing

      The table below summarizes our consolidated mortgage debt and unsecured notes and line of credit indebtedness at March 31, 2003 and December 31, 2002, including a net unamortized discount on mortgage debt of $(13.0) million and $(12.6) million, respectively, and a net unamortized premium on unsecured notes of $32.5 million and $41.2 million, respectively, recorded in connection with property acquisitions, mergers, issuances of unsecured notes and interest rate swap settlements.

	March 31,	December 31,
(Dollars in thousands)	2003	2002

Balance
Fixed rate	$11,693,754	$11,529,541
Variable rate(1)	36,000	241,700

Total	$11,729,754	$11,771,241

Percent of total debt
Fixed rate	99.7%	97.9%
Variable rate(1)	0.3	2.1%

Total	100.0%	100.0%

All in/effective rate at end of period
Fixed rate	7.13%	7.17%
Variable rate(1)	1.88%	2.37%

Effective interest rate	7.11%	7.08%

(1)	The variable rate debt bears interest at a rate based on various spreads over LIBOR.

Mortgage Debt

      As of March 31, 2003, total mortgage debt (excluding our share of the mortgage debt at our unconsolidated joint ventures of approximately $817.2 million) consisted of approximately $2,444.7 million of fixed rate debt with a weighted average interest rate of approximately 7.7% and $36.0 million of variable rate debt based on LIBOR plus 55 basis points (as of March 31, 2003, the variable rate was approximately 1.88%).

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

Line of Credit

      EOP Partnership has a $1.0 billion revolving credit facility that was obtained in May 2000. As of March 31, 2003, no amounts were outstanding under this facility. The line of credit bears interest at LIBOR plus 60 basis points and matures on May 12, 2003. There is also an annual facility fee of $2.0 million payable quarterly. In addition, a competitive bid option, whereby the lenders participating in the credit facility bid on the interest to be charged, is available for up to $350 million of the borrowings under the credit facility. We have guaranteed outstanding obligations under the line of credit.

      In May, EOP Partnership’s existing line of credit matured and EOP Partnership obtained a new $1.0 billion revolving credit facility. The new line of credit bears interest at LIBOR plus 60 basis points and matures in May 2006. The financial covenants and restrictions under the new line of credit are substantially similar to those EOP Partnership was subject to under the previous line of credit.

Unsecured Notes

      Unsecured notes increased to approximately $9,249.0 million at March 31, 2003 compared to approximately $9,057.7 million at December 31, 2002, as a result of the issuance in January of $500 million 5.875% unsecured notes due January 15, 2013, partially offset by the repayment of $300 million 6.375% unsecured notes and amortization of discounts and premiums.

      The table below summarizes the unsecured notes outstanding as of March 31, 2003:

	Coupon/	All-in
	Stated	Effective	Principal	Maturity
Original Term (in years)	Rate	Rate(a)	Amount	Date

	(Dollars in thousands)
3 Year Unsecured Notes	7.38%	7.55%	$400,000	11/15/03
5 Year Unsecured Notes	6.50%	4.59%	300,000	01/15/04
9 Year Unsecured Notes	6.90%	6.27%	100,000	01/15/04
5 Year Unsecured Notes	6.80%	6.10%	200,000	05/01/04
6 Year Unsecured Notes	6.50%	5.31%	250,000	06/15/04
7 Year Unsecured Notes	7.24%	7.26%	30,000	09/01/04
8 Year Unsecured Notes	6.88%	6.40%	125,000	02/01/05
7 Year Unsecured Notes	6.63%	4.99%	400,000	02/15/05
7 Year Unsecured Notes	8.00%	6.49%	100,000	07/19/05
8 Year Unsecured Notes	7.36%	7.69%	50,000	09/01/05
6 Year Unsecured Notes	8.38%	7.65%	500,000	03/15/06
9 Year Unsecured Notes	7.44%	7.74%	50,000	09/01/06
10 Year Unsecured Notes	7.13%	6.74%	100,000	12/01/06
9 Year Unsecured Notes	7.00%	6.80%	1,500	02/02/07
9 Year Unsecured Notes	6.88%	6.83%	25,000	04/30/07
9 Year Unsecured Notes	6.76%	6.76%	300,000	06/15/07
10 Year Unsecured Notes	7.41%	7.70%	50,000	09/01/07
7 Year Unsecured Notes	7.75%	7.91%	600,000	11/15/07
10 Year Unsecured Notes	6.75%	6.97%	150,000	01/15/08
10 Year Unsecured Notes	6.75%	7.01%	300,000	02/15/08
8 Year Unsecured Notes(b)	7.25%	7.64%	325,000	11/15/08
10 Year Unsecured Notes	6.80%	6.94%	500,000	01/15/09
10 Year Unsecured Notes	7.25%	7.14%	200,000	05/01/09
11 Year Unsecured Notes	7.13%	6.97%	150,000	07/01/09
10 Year Unsecured Notes	8.10%	8.22%	360,000	08/01/10
10 Year Unsecured Notes	7.65%	7.20%	200,000	12/15/10
10 Year Unsecured Notes	7.00%	6.83%	1,100,000	07/15/11
10 Year Unsecured Notes	6.75%	7.02%	500,000	02/15/12
10 Year Unsecured Notes	5.88%	5.98%	500,000	01/15/03
20 Year Unsecured Notes	7.88%	8.08%	25,000	12/01/16
20 Year Unsecured Notes	7.35%	8.08%	200,000	12/01/17
20 Year Unsecured Notes	7.25%	7.54%	250,000	02/15/18
30 Year Unsecured Notes	7.50%	8.24%	150,000	10/01/27
30 Year Unsecured Notes	7.25%	7.31%	225,000	06/15/28
30 Year Unsecured Notes	7.50%	7.55%	200,000	04/19/29
30 Year Unsecured Notes	7.88%	7.94%	300,000	07/15/31

Weighted Average/ Subtotal	7.15%	6.98%	9,216,500

Net premium (net of accumulated amortization of approximately $22.5 million)			32,517

Total			$9,249,017

(a)	Includes the effect of settled interest rate protection and swap agreements, offering and transaction costs and premiums and discounts on certain unsecured notes.

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

      As of May 2, 2003, $1.6 billion of capacity was available for issuance under a shelf registration statement.

Restrictions and Covenants under Unsecured Indebtedness

      Agreements or instruments relating to our unsecured notes and the line of credit contain certain financial restrictions and requirements described below. As of March 31, 2003, we were in compliance with each of these financial restrictions and requirements.

      Set forth below are the financial restrictions and requirements to which we are subject under our current line of credit agreement:

•	total liabilities to total asset value may not exceed 0.55:1 at any time;

•	earnings before interest, taxes, depreciation and amortization to interest expense may not be less than 2.00:1;

•	cash flow to fixed charges may not be less than 1.5:1;

•	secured debt to total asset value may not exceed 0.40:1;

•	unsecured debt to unencumbered asset value may not exceed 0.55:1;

•	unencumbered net operating income to unsecured debt service may not be less than 2.0:1;

•	consolidated tangible net worth may not be less than the sum of $10.7 billion and 70% of all net offering proceeds received by Equity Office or EOP Partnership after December 31, 2002;

•	we may not pay any distributions on Common Shares and Units in excess of 90% of annual funds from operations; and

•	our investments in unimproved assets, interest in taxable REIT subsidiaries, developments, unconsolidated joint ventures, mortgages and securities, in the aggregate, may not exceed 25% of our total asset value.

      Set forth below are the financial restrictions and requirements to which we are subject under our unsecured note indentures and our performance under each covenant as of March 31, 2003:

Covenants (in each case as defined in the respective indenture)	Actual Performance

Debt to Adjusted Total Assets may not exceed 0.60:1	0.47
Secured Debt to Adjusted Total Assets may not exceed 0.40:1	0.12
Consolidated Income Available for Debt Service to Annual Debt Service charge may not be less than 1.50:1	2.66
Total Unencumbered Assets to Unsecured Debt may not be less than 1.50:1	2.22

Equity Securities

      A summary of the activity of our Common Shares and EOP Partnership’s Units (exclusive of Units owned by us) during the three months ended March 31, 2003 is as follows:

	Common
	Shares	Units	Total

Outstanding at December 31, 2002	411,200,998	50,206,731	461,407,729
Share options exercised	61,226	—	61,226
Common Shares repurchased/retired (average per share price of $24.43 for approximately $151.9 million in the aggregate)	(6,216,500)	—	(6,216,500)
Units redeemed for Common Shares	286,917	(286,917)	—
Units redeemed for cash	—	(3,424)	(3,424)
Restricted shares and share awards issued, net of cancellations	911,216	—	911,216

Outstanding at March 31, 2003	406,243,857	49,916,390	456,160,247

Cash Flows

      The following summary discussion of our cash flows is based on the consolidated statements of cash flows in “Item 1. — Financial Statements” and is not meant to be an all-inclusive discussion of the changes in our cash flows for the periods presented below.

Three Months Ended March 31, 2003 and 2002

      Cash and cash equivalents increased by approximately $4.9 million to approximately $63.3 million at March 31, 2003, compared to $58.5 million at December 31, 2002. This increase was the net result of approximately $251.6 million provided by operating activities, approximately $56.6 million used for investing activities (consisting primarily of approximately $94.6 million used for capital and tenant improvements and lease acquisition costs partially offset by approximately $42.8 million provided by property dispositions) and approximately $190.2 million used for financing activities (primarily Common Share repurchases).

Additional Items

Escrow Deposits and Restricted Cash

      Escrow deposits primarily consist of amounts held by lenders to provide for future real estate tax expenditures and tenant improvements, earnest money deposits on acquisitions and net proceeds from tax-deferred dispositions. Restricted cash represents amounts committed for various utility deposits and security deposits. Certain of these amounts may be reduced upon the fulfillment of certain obligations. The escrow deposits and restricted cash increased approximately $32.9 million to $62.1 million at March 31, 2003, from $29.2 million at December 31, 2002. The increase was primarily due to proceeds of approximately $19.3 million from the sale of certain properties in 2003 that were deposited into a tax-deferred escrow account and an increase in real estate tax escrows of approximately $11.0 million.

Accounts Payable and Accrued Expenses

      Accounts payable and accrued expenses decreased by approximately $89.5 million to approximately $470.6 million at March 31, 2003, compared to $560.1 million at December 31, 2002 due to a decrease in accounts payable of approximately $59.6 million and a decrease in accrued interest payable of approximately $34.3 million. The decrease in accrued interest is primarily due to the timing of the interest payments on the various unsecured notes.

Distribution Payable

      Distribution payable increased by approximately $227.5 million to approximately $233.1 million at March 31, 2003, compared to $5.7 million at December 31, 2002. This increase was a result of the common share dividend declaration for the first quarter 2003 which was paid in April 2003. At December 31, 2002, the fourth quarter distribution was declared and paid in December 2002.

Market Risk

      Since December 31, 2002 there were no material changes in the information regarding market risk that was provided in the Form 10-K for the year ended December 31, 2002, except as noted below:

Forward-Starting Interest Rate Swaps

      In October 2002, we entered into $1.1 billion of forward-starting interest rate swaps to effectively fix the 10-year Treasury rate at approximately 3.7% for note offerings that occurred in 2003 and are anticipated to occur in 2004. The forward-starting interest rate swaps were entered into at current market rates and, therefore, had no initial cost. The terms of the forward-starting interest rate swaps require us to pay a fixed-interest rate to the counterparties and to receive a variable rate from the counterparties. The swaps settle at six-month intervals beginning in 2003 and 2004 and are scheduled to terminate in 2004. In connection with a $500 million note offering in January 2003, we settled one of the swaps that had a notional amount of $300 million and received approximately $0.8 million. The market value of the remaining forward-starting swaps that have a combined notional amount of $800 million at March 31, 2003 was a liability of approximately $20.7 million which is included in other liabilities and in other comprehensive income. We are obligated to settle the swap agreements no later than the commencement of the anticipated unsecured note offering to be issued in early 2004. Upon settlement of the swaps, we may be obligated to pay the counterparties a settlement payment, or alternatively to receive settlement proceeds from the counterparties. Any monies paid or received will be amortized to interest expense over the term of the respective note offering.

Capital Improvements, Tenant Improvements and Leasing Commissions

Capital Improvements

      Significant renovations and improvements which improve or extend the useful life of our Properties are capitalized. We categorize these capital expenditures as follows:

•	Capital Improvements — improvements that enhance the value of the property such as lobby renovations, roof replacement, significant renovations for Americans with Disabilities Act compliance, chiller replacement and elevator upgrades.

•	Development and Redevelopment Costs — include costs associated with the development or redevelopment of a property including tenant improvements, leasing commissions, capitalized interest and operating costs incurred during completion of the property and incurred while the property is made ready for its intended use.

      The table below details the costs incurred for each type of improvement.

	For the three months ended March 31,

	2003		2002

		Unconsolidated		Unconsolidated
	Consolidated	Properties (Equity	Consolidated	Properties (Equity
(Dollars in thousands)	Properties	Office’s share)	Properties	Office’s share)

Capital Improvements
Capital improvements	$5,040	$275	$11,151	$374
Development costs	23,597	4,546	23,356	29,873
Redevelopment costs(a)	3,671	—	9,222	—

Total capital improvements	$32,308	$4,821	$43,729	$30,247

(a)	Properties included in redevelopment for 2003 are Tabor Center, Polk and Taylor Buildings and Worldwide Plaza. Redevelopments for 2002 are U.S. Bancorp, Tabor Center and Polk and Taylor Building.

Tenant Improvements and Leasing Commissions

      Costs related to the renovation, alteration or build-out of existing office space, as well as related leasing commissions, are capitalized and depreciated or amortized over the lease term. These tenant improvements may include, but are not limited to, floor coverings, ceilings, walls, HVAC, mechanical, electrical, plumbing and fire protection systems.

      The amounts shown below represent the total tenant improvement and leasing commissions for leases which commenced during the period, regardless of when such costs were actually paid, which is a useful measure of the total tenant improvement and leasing commission costs for the periods presented.

	For the three months ended March 31,

	2003		2002

		Total Cost		Total Cost
		per Square		per Square
(Dollars in thousands except per square foot amounts)	Total Costs	Foot Leased	Total Costs	Foot Leased

Consolidated Properties:

Office Properties:
Renewals	$23,818	$8.94	$11,722	$6.55
Retenanted	43,258	17.46	30,985	16.36

Total/Weighted Average	$67,076	$13.05	$42,707	$11.59

Industrial Properties:
Renewals	$145	$0.99	$—	$—
Retenanted	232	1.99	3	0.72

Total/Weighted Average	$377	$1.43	$3	$0.20

Unconsolidated Joint Ventures(a):

Renewals	$8,193	$36.99	$487	$8.58
Retenanted	2,157	25.46	1,207	15.53

Total/Weighted Average	$10,350	$33.80	$1,694	$12.60

(a)	Represents Equity Office’s share of unconsolidated joint venture tenant improvement and leasing costs. All joint venture information included above is from office properties.

      The above information includes actual capital improvements incurred and tenant improvements and leasing commissions for leases which commenced during the period shown. The amounts included in the consolidated statement of cash flows represent the cash expenditures made during the period. The difference between these amounts represent timing differences between the lease commencement dates and the actual cash expenditures as well as expenditures for corporate furniture, fixtures and equipment, software, leasehold improvements and other. The reconciliation between the amounts above for the consolidated properties and the amounts disclosed in the consolidated statement of cash flows is as follows:

	For the three months
	ended March 31,

(Dollars in thousands)	2003	2002

Total capital improvements	$32,308	$43,729
Tenant improvements and leasing commissions:
Office Properties	67,076	42,707
Industrial Properties	377	3
Expenditures for corporate furniture, fixtures and equipment, software, leasehold improvements and other	1,856	1,077
Timing differences	(7,009)	(12,551)

Total capital improvements, tenant improvements and leasing commissions on the consolidated statement of cash flows	$94,608	$74,965

Capital and tenant improvements from consolidated statements of cash flows	$57,778	$58,215
Lease commissions and other costs from consolidated statements of cash flows	36,830	16,750

Total capital improvements, tenant improvements and leasing commissions on the consolidated statement of cash flows	$94,608	$74,965

Developments

      We currently own directly and through joint ventures several properties in various stages of development or pre-development. These developments are funded by working capital and the line of credit. Specifically identifiable direct acquisition, development and construction costs are capitalized, including, where applicable, salaries and related costs, real estate taxes and interest essential to the development of a property. The properties under development and all figures stated below are as of March 31, 2003.

					Equity Office’s
	Estimated							Total
	Placed in					Costs	Total	Project	Current
	Service		Number of	Square	Ownership	Incurred	Estimated	Estimated	Percentage
Wholly-Owned	Date(a)	Location	Buildings	Feet	Percentage(a)	To Date(a)	Costs(a)	Costs(a)	Leased

					(Dollars in thousands)
Kruse Woods V	3Q/2003	Lake Oswego, OR	1	184,000	100%	$14,879	$33,900	$33,900	6%
Douglas Corporate Center II	3Q/2003	Roseville, CA	1	108,000	100%	8,520	16,800	16,800	9%

			2	292,000		23,399	50,700	50,700	7%

Joint Venture

Ferry Building(b)	3Q/2002	San Francisco, CA	1	242,000	(b )	64,230	87,000	110,500	62%
Foundry Square II(c)	3Q/2002	San Francisco, CA	1	502,200	87.5%	128,208	176,400	184,400	55%
Water’s Edge Phase I(d)	3Q/2002	Los Angeles, CA	2	240,000	87.5%	54,716	74,300	76,500	0%

			4	984,200		247,154	337,700	371,400	43%

Total/ Weighted Average			6	1,276,200		$270,553	$388,400	$422,100	35%

Balance Sheet Reconciliation of Developments:

Consolidated developments — costs incurred as reflected above:
Wholly-owned	$23,399
Joint venture	247,154
Minority interests portion of consolidated developments	31,431

Total developments in process on the consolidated balance sheet	$301,984

(a)	The Estimated Placed in Service Date represents the date the certificate of occupancy was or is currently anticipated to be obtained. Subsequent to obtaining the certificate of occupancy, the property is expected to undergo a lease-up period.

For joint ventures, Equity Office’s Costs Incurred To Date and the Total Estimated Costs represent Equity Office’s required capital based on Equity Office’s Ownership Percentage plus any financing or preferred equity provided by Equity Office as described in each of the footnotes below.

The Total Project Estimated Costs represent 100% of the development’s estimated costs including Equity Office’s and any unaffiliated parties’ portions.

The Total Estimated Costs and the Total Project Estimated Costs are subject to change upon, or prior to, the completion of the development and include amounts required to lease the property.

(b)	A joint venture between Equity Office and other unaffiliated parties leased the Ferry Building from the City and County of San Francisco, through its Port Commission (the “Port”). Under this lease, the Port is paid a stated base rent. In addition, once the lessee has received from the project a cumulative preferred return of 8% (prior to stabilization) and 11% (after stabilization), then 50% of the proceeds from the operation and ownership of the project are paid to the Port as percentage rent.

The joint venture is redeveloping the Ferry Building in a manner to permit the use of federal rehabilitation tax credits (“Historic Tax Credits”). Since the original members of the joint venture could not take full advantage of the Historic Tax Credits, the joint venture admitted a new member who could do so. This investor member has contributed approximately $21.3 million in equity, will contribute an additional $2.2 million to fund a portion of the Total Project Estimated Costs for the project, and will be entitled to a preferred return with an effective annual rate of approximately 3% on its capital investment. The investor member’s interest in the joint venture is subject to put/call rights during the sixth and seventh years after the Ferry Building is placed in service. Upon the purchase of the investor member’s interest pursuant to the put/call, it is estimated that the joint venture will retain approximately $11 million of the capital contributed by the investor member, based on a formula to determine the purchase price for the investor member’s interest and after taking into account the preferred return that will have been paid to the investor member by such time.

(c)	Equity Office’s joint venture partner funded $8 million of capital. Equity Office will fund the balance of the capital required for the project. Equity Office will also provide financing for up to 70% of the Total Project Estimated Costs at an interest rate at the greater of 6.5% or LIBOR plus 3.25%, generally maturing 36 months after initial funding or earlier at the option of Equity Office in the event alternative financing sources are available on terms reasonably acceptable to the joint venture partner. At March 31, 2003, Equity Office had committed to finance approximately $117 million, of which approximately $87 million was outstanding.

(d)	In June 2001, Equity Office and a third party entered into a joint venture agreement for the purpose of developing, constructing, leasing and managing Water’s Edge Phase I with Total Project Estimated Costs of approximately $77 million and acquired a vacant land parcel for approximately $14 million for a total project outlay of $91 million. At closing, the joint venture partner contributed approximately $4 million for Water’s Edge Phase I and the Water’s Edge vacant land. Equity Office has committed to fund the remaining balance of the equity up to $87 million in the form of common equity of approximately $29.0 million and preferred equity of up to approximately $58.0 million. Equity Office will receive a preferred return on its preferred equity of 16% for $13 million and LIBOR plus 2.5% for $45 million.

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

      Consolidated developments in process increased to approximately $302.0 million at March 31, 2003 from $284.7 million at December 31, 2002, primarily due to additional expenditures on the existing developments made during 2003.

Subsequent Events

      The following transactions occurred subsequent to March 31, 2003 through May 9, 2003:

1) In April, Equity Office sold a vacant land parcel commonly known as 181st Commerce Park to an unaffiliated party for approximately $6.7 million. The property is located in Gresham, Oregon.

2) In May, Equity Office sold the U.S. Bancorp Center to an unaffiliated party for approximately $174 million. The property comprised one office building, approximately 929,694 square feet and is located in Minneapolis, Minnesota.

3) In May, Equity Office’s existing line of credit matured and Equity Office obtained a new $1.0 billion revolving credit facility. The new line of credit bears interest at LIBOR plus 60 basis points and matures in May 2006. The financial covenants and restrictions under the new line of credit are substantially similar to those Equity Office was subject to under the previous line of credit.

4) In May, Equity Office entered into several forward starting interest rate swap agreements for a combined notional amount of $400 million at rates ranging from 4.617% to 4.75% with start dates of June 2, 2004 and end dates of June 2, 2014. The swaps will hedge the future interest payments of an anticipated debt offering in June 2004 of which the net proceeds may be used to partially repay $200 million of unsecured notes maturing in May 2004 and $250 million of unsecured notes maturing in June 2004.

5) From April 1, 2003 through May 9, 2003, Equity Office had repurchased 3,700,000 Common Shares under a share repurchase program at an average per share price of $26.10 for approximately $96.6 million in the aggregate.

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

Funds From Operations

      Funds from Operation (“FFO”) is a non-GAAP financial measure. We believe FFO, as defined by the Board of Governors of the National Association of Real Estate Investment Trusts (“NAREIT”), to be an appropriate measure of performance for an equity REIT for the reasons, and subject to the qualifications, specified in footnote (a) below.

      The following table reflects the reconciliation of FFO to net income available for Common Shares, the most directly comparable GAAP measure, for the periods presented:

	For the three months ended
	March 31,

(Dollars in thousands)	2003	2002

Net income available for Common Shares	$141,717	$201,351
Add back (deduct):
Net income allocated to minority interests in EOP Partnership	17,314	27,283
Real estate related depreciation and amortization (including Equity Office’s share of unconsolidated joint ventures)	182,885	176,397
Real estate related depreciation and amortization less net(gain)/loss on sales of real estate included in discontinued operations	(7,031)	5,887
Net gain on sale of unconsolidated joint venture	—	(279)

Funds from Operations(a)	$334,885	$410,639

	For the three months ended
	March 31,

	2003	2002

Reconciliation of diluted earnings per share to diluted funds from operations per share:
Net income available for Common Shares	$0.35	$0.48
Add back (deduct):
Real estate related depreciation and amortization (including Equity Office’s share of unconsolidated joint ventures)	0.40	0.37
Real estate related depreciation and amortization and net (gain)/loss on sales of real estate included in discontinued operations	(0.02)	0.01

Funds from operations available for Common Shares (b)	$0.73	$0.87

Weighted average Common Shares, Units and common share equivalents outstanding — Diluted	459,301,852	472,713,024

(a)	FFO is defined as net income, computed in accordance with GAAP, excluding gains (or losses) from sales of properties (which we believe includes impairments on properties held for sale), plus real estate related depreciation and amortization and after adjustments for unconsolidated partnerships and joint ventures. We believe that FFO is helpful to investors as a measure of the performance of an equity REIT. Investors should review FFO along with GAAP net income available for Common Shares and cash flow from operating activities, investing activities and financing activities, when trying to understand an equity REIT’s operating performance. These measures can also provide an indication of the ability of a company to incur and service debt, to make capital expenditures and to fund other cash needs. Equity Office computes FFO in accordance with standards established by NAREIT, which may not be comparable to FFO reported by other REITs that do not define the term in accordance with the current NAREIT definition or that interpret the current NAREIT definition differently than Equity Office. FFO does not represent cash generated from operating activities in accordance with GAAP, nor does it represent cash available to pay distributions and should not be considered as an alternative to net income, determined in accordance with GAAP, as an indication of Equity Office’s financial performance or to cash flow from operating activities, determined in accordance with GAAP, as a measure of Equity Office’s liquidity, nor is it indicative of funds available to fund Equity Office’s cash needs, including its ability to make cash distributions.

(b)	FFO per share may not total the sum of the per share components in the reconciliation due to rounding.

Other Data

	For the three months
	ended March 31,

(Dollars in thousands)	2003	2002

Cash flow provided by (used for):
Operating Activities	$251,587	$278,581
Investing Activities	(56,569)	177,230
Financing Activities	(190,166)	(213,094)

Net increase in cash and cash equivalents	$4,852	$242,717

Ratio of Earnings to Combined Fixed Charges and Preferred Distributions	1.7	1.9

      The term “earnings” is the amount resulting from adding and subtracting the following items. Add the following: (a) Pre-tax income from continuing operations before adjustment for minority interests in consolidated subsidiaries or income or loss from equity investees, (b) fixed charges, (c) amortization of capitalized interest, (d) distributed income of equity investees, and (e) our share of pre-tax losses of equity investees for which charges arising from guarantees are included in fixed charges. From the total of the added items, subtract the following: (a) interest capitalized, (b) preference security dividend requirements of consolidated subsidiaries and (c) the minority interest in pre-tax income of subsidiaries that have not incurred fixed charges. Equity investees are investments that we account for using the equity method of accounting.

      The term “fixed charges and preferred distributions” means the sum of the following: (a) interest expensed and capitalized, (b) amortized premiums, discounts and capitalized expenses related to indebtedness, (c) an estimate of the interest within rental expense, and (d) preference security dividend requirements of consolidated subsidiaries.

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk.

      Quantitative and qualitative disclosures about market risk are incorporated herein by reference from “Item 2. — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Market Risk.”

ITEM 4.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

      Our principal executive officer, Richard D. Kincaid, and our principal financial officer, Marsha C. Williams, evaluated within 90 days prior to the filing of this Form 10-Q the effectiveness of the design and operation of our disclosure controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. As a result of this evaluation, these executive officers have concluded that, as of such date, the design and operation of our disclosure controls and procedures were effective.

Changes in Internal Controls

      Since the date of the evaluation of our disclosure controls and procedures by Mr. Kincaid and Ms. Williams described above, there have been no significant changes in our internal controls or in other factors that could significantly affect our disclosure controls and procedures.

PART II. OTHER INFORMATION

ITEM 6.	Exhibits and Reports on Form 8-K.

      (a) Exhibits:

      The exhibits required by this item are set forth on the Exhibit Index attached hereto.

      (b) Reports on Form 8-K:

      The following reports on Form 8-K were filed during the quarterly period ended March 31, 2003:

Date of Event	Items Reported/Financial Statements Filed

January 9, 2003	Item 5. Other Events
Item 7. Financial Statements and Exhibits
January 10, 2003	Item 5. Other Events

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EQUITY OFFICE PROPERTIES TRUST

Date: May 15, 2003	By:	/s/ RICHARD D. KINCAID

Richard D. Kincaid President and Chief Executive Officer

Date: May 15, 2003	By:	/s/ MARSHA C. WILLIAMS

Marsha C. Williams Executive Vice President and Chief Financial Officer

CERTIFICATIONS

I, Richard D. Kincaid, certify that:

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

(b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

(c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5.     The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

(a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

      6.     The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 15, 2003

/s/ RICHARD D. KINCAID

Richard D. Kincaid
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

(b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

(c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5.     The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

(a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

      6.     The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 15, 2003

/s/ MARSHA C. WILLIAMS

Marsha C. Williams
Executive Vice President and
Chief Financial Officer

EXHIBIT INDEX

Exhibit
No.	Description	Page No.

3.1	Third Amended and Restated Bylaws

4.1	Revolving Credit Agreement for $1,000,000,000 Revolving Credit Facility dated as of May 9, 2003 among EOP Operating Limited Partnership and the Banks listed therein

4.2	Guaranty of Payment — No. 1 dated as of May 9, 2003 made by Equity Office in favor of the Banks listed therein

4.3	Guaranty of Payment — No. 2 dated as of May 9, 2003 made by Equity Office in favor of the Banks listed therein

10.1	Equity Office Supplemental Retirement Savings Plan, as amended

12.1	Statement of Earnings to Combined Fixed Charges and Preferred Distributions

99.1	Written Statement of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002