Form 10-Q
period 2003-09-30
EQUITY OFFICE PROPERTIES TRUST
filed 2003-11-14
CIK 1038339

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003 or

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

On October 31, 2003, 399,762,748 Common Shares were outstanding.

PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements.
ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
ITEM 3. Quantitative and Qualitative Disclosures About Market Risk.
ITEM 4. Controls and Procedures.
PART II. OTHER INFORMATION
ITEM 1. Legal Proceedings.
ITEM 6. Exhibits and Reports on Form 8-K.
SIGNATURES
EXHIBIT INDEX
EX-3.1 Certificate of Correction - Articles Merger
EX-3.2 Articles of Restatement
EX-10.1 Amendment to 1997 Share Option/Award Plan
EX-10.2 1st Amendment to 2003 Share Option Plan
EX-10.3 2nd Amended/Restated Supplemental Plan
EX-10.4 1st Amendment to 2nd Supplemental Plan
EX-10.5 2nd Amendment to Non-Qualified Share Plan
EX-10.6 3rd Amendment to Non-Qualified Share Plan
EX-10.7 Change in Control Agreement
Statement of Earnings
EX-31.1 Rule 13a-14(a)/15d-14(a) Certifications
EX-32.1 Section 1350 Certifications

PART I.

FINANCIAL INFORMATION

ITEM 1.	Financial Statements.

EQUITY OFFICE PROPERTIES TRUST

CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
(Dollars in thousands, except per share amounts)	2003	2002

	(Unaudited)
Assets:
Investments in real estate	$24,859,693	$24,625,927
Developments in process	61,325	284,737
Land available for development	253,933	252,852
Accumulated depreciation	(2,533,491)	(2,077,613)

Investments in real estate, net of accumulated depreciation	22,641,460	23,085,903
Cash and cash equivalents	105,785	58,471
Tenant and other receivables (net of allowance for doubtful accounts of $8,049 and $11,695, respectively)	79,996	77,597
Deferred rent receivable	383,015	331,932
Escrow deposits and restricted cash	43,815	29,185
Investments in unconsolidated joint ventures	978,150	1,087,815
Deferred financing costs (net of accumulated amortization of $46,190 and $48,801, respectively)	67,682	67,151
Deferred leasing costs and other related intangibles (net of accumulated amortization of $156,114 and $115,710, respectively)	302,291	235,002
Prepaid expenses and other assets (net of discounts of $66,289 and $66,557, respectively)	281,175	273,727

Total Assets	$24,883,369	$25,246,783

Liabilities, Minority Interests, Mandatorily Redeemable Preferred Shares and Shareholders’ Equity:
Liabilities:
Mortgage debt (including a net discount of $(13,428) and $(12,584), respectively)	$2,407,112	$2,507,890
Unsecured notes (including a net premium of $19,124 and $41,151, respectively)	9,235,624	9,057,651
Line of credit	421,000	205,700
Accounts payable and accrued expenses	480,831	560,101
Distribution payable	227,459	5,654
Other liabilities	413,628	391,963
Commitments and contingencies	—	—

Total Liabilities	13,185,654	12,728,959

Minority Interests:
EOP Partnership	1,196,620	1,246,543
Partially owned properties	184,049	185,809

Total Minority Interests	1,380,669	1,432,352

Mandatorily Redeemable Preferred Shares:
5.25% Series B Convertible, Cumulative Redeemable Preferred Shares, liquidation preference $50.00 per share, 5,990,000 issued and outstanding	299,500	299,500

Shareholders’ Equity:
Non-Mandatorily Redeemable Preferred Shares:
8.625% Series C Cumulative Redeemable Preferred Shares, liquidation preference $25.00 per share, 4,562,900 issued and outstanding	114,073	114,073
7.875% Series E Cumulative Redeemable Preferred Shares, liquidation preference $25.00 per share, 0 and 6,000,000 issued and outstanding, respectively	—	150,000
8.0% Series F Cumulative Redeemable Preferred Shares, liquidation preference $25.00 per share, 0 and 4,000,000 issued and outstanding, respectively	—	100,000
7.75% Series G Cumulative Redeemable Preferred Shares, liquidation preference $25.00 per share, 8,500,000 issued and outstanding	212,500	212,500
Common Shares, $0.01 par value; 750,000,000 shares authorized, 399,469,098 and 411,200,998 issued and outstanding, respectively	3,995	4,112
Other Shareholders’ Equity:
Additional paid in capital	10,373,534	10,691,610
Deferred compensation	(8,058)	(15,472)
Dividends in excess of accumulated earnings	(653,368)	(452,636)
Accumulated other comprehensive loss	(25,130)	(18,215)

Total Shareholders’ Equity	10,017,546	10,785,972

Total Liabilities, Minority Interests, Redeemable Preferred Shares and Shareholders’ Equity	$24,883,369	$25,246,783

See accompanying notes.

EQUITY OFFICE PROPERTIES TRUST

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the three months ended		For the nine months ended
	September 30,		September 30,

(Dollars in thousands, except per share amounts)	2003	2002	2003	2002

Revenues:
Rental	$645,338	$666,743	$1,941,837	$2,018,267
Tenant reimbursements	108,285	123,640	321,719	365,820
Parking	28,188	28,207	83,473	85,915
Other	22,382	35,372	57,767	78,041
Fee income	1,969	3,699	10,431	11,754

Total revenues	806,162	857,661	2,415,227	2,559,797

Expenses:
Depreciation	162,868	154,836	480,724	466,087
Amortization	16,062	13,729	45,626	37,987
Real estate taxes	86,032	96,652	268,608	285,350
Insurance	8,356	11,424	21,669	29,664
Repairs and maintenance	80,762	81,059	241,249	247,584
Property operating	110,300	106,608	312,725	309,134
Ground rent	5,534	4,956	15,000	15,753
Corporate general and administrative	13,515	13,615	44,672	49,423

Total expenses	483,429	482,879	1,430,273	1,440,982

Operating income	322,733	374,782	984,954	1,118,815

Other income/ expense:
Interest/ dividend income	3,421	2,754	10,375	17,085
Realized gain on sale of marketable securities	307	—	8,450	—
Interest:
Expense incurred	(206,410)	(198,935)	(618,337)	(606,696)
Amortization of deferred financing costs and prepayment expenses	(1,652)	(1,290)	(5,435)	(3,708)

Total other income/ expense	(204,334)	(197,471)	(604,947)	(593,319)

Income before income taxes, allocation to minority interests and income from investments in unconsolidated joint ventures	118,399	177,311	380,007	525,496
Income taxes	289	(155)	(2,282)	(8,849)
Minority Interests:
EOP Partnership	(13,640)	(20,266)	(49,481)	(68,720)
Partially owned properties	(1,821)	(2,736)	(6,188)	(5,137)
Income from investments in unconsolidated joint ventures	21,208	12,218	62,918	92,143

Income from continuing operations	124,435	166,372	384,974	534,933
Discontinued operations (including net (loss)/ gain on sales of real estate of $(6,326), $6,382, $45,399 and $8,872, respectively)	(3,752)	17,257	58,143	48,189

Net income	120,683	183,629	443,117	583,122
Preferred distributions	(10,508)	(15,451)	(41,364)	(47,112)

Net income available to common shareholders	$110,175	$168,178	$401,753	$536,010

Earnings per share — basic:
Income from continuing operations per share	$0.29	$0.37	$0.87	$1.19

Net income available to common shareholders per share	$0.28	$0.40	$1.00	$1.29

Weighted average Common Shares outstanding	397,401,024	417,468,711	402,013,359	415,977,751

Earnings per share — diluted:
Income from continuing operations per share	$0.28	$0.36	$0.87	$1.18

Net income available to common shareholders per share	$0.28	$0.40	$1.00	$1.28

Weighted average Common Shares outstanding and dilutive potential common shares	448,805,388	469,764,728	453,451,913	471,703,728

Distributions declared per Common Share outstanding	$0.50	$0.50	$1.50	$1.50

See accompanying notes.

EQUITY OFFICE PROPERTIES TRUST

CONSOLIDATED STATEMENTS OF NET COMPREHENSIVE INCOME

(Unaudited)

	For the three months		For the nine months
	ended September 30,		ended September 30,

(Dollars in thousands)	2003	2002	2003	2002

Net income	$120,683	$183,629	$443,117	$583,122
Other comprehensive income (loss):
Unrealized holding gain/ (loss) on forward starting interest rate swaps	41,747	—	(14,156)	—
Reversal of unrealized holding loss on settlement of forward starting interest rate swap	—	—	5,942	—
Proceeds from settlement of forward starting interest rate swap	—	—	768	—
Amortization of proceeds from settlement of forward starting interest rate swap	(19)	—	(54)	—
Unrealized holding gains from investments arising during the period	680	204	892	313
Reclassification adjustment for realized gains included in net income	(307)	—	(307)	116

Net comprehensive income	$162,784	$183,833	$436,202	$583,551

See accompanying notes.

EQUITY OFFICE PROPERTIES TRUST

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the nine months
	ended September 30,

(Dollars in thousands)	2003	2002

Operating Activities:
Net income	$443,117	$583,122
Adjustments to reconcile net income to net cash provided by operating activities:
Revenue recognized related to acquired lease obligations, net	105	—
Amortization of discounts included in interest/dividend income	(268)	(767)
Depreciation and amortization (including discontinued operations)	535,459	520,874
Amortization of premiums/discounts on unsecured notes and settled interest rate protection agreements included in interest expense	(14,898)	(2,331)
Compensation expense related to restricted shares and stock options issued to employees	12,840	12,060
Income from investments in unconsolidated joint ventures	(62,918)	(92,143)
Net gain on sales of real estate (included in discontinued operations)	(45,399)	(8,872)
Provision for doubtful accounts	11,082	19,578
Income allocated to minority interests	55,669	73,857
Changes in assets and liabilities:
(Increase) decrease in rents receivable	(7,503)	38,084
Increase in deferred rent receivable	(55,855)	(59,738)
Decrease (increase) in prepaid expenses and other assets	42,310	(12,153)
Decrease in accounts payable and accrued expenses	(79,584)	(27,637)
(Decrease) increase in other liabilities	(6,339)	4,774

Net cash provided by operating activities	827,818	1,048,708

Investing Activities:
Property acquisitions	(87,411)	(23,947)
Property dispositions	398,979	218,239
Capital and tenant improvements	(264,628)	(223,299)
Lease commissions and other costs	(108,001)	(69,188)
Decrease in escrow deposits and restricted cash	4,709	159,222
Distributions from unconsolidated joint ventures	152,254	163,470
Investments in unconsolidated joint ventures	(34,212)	(123,897)
Redemption of CT Convertible Trust I preferred stock	—	20,086
Investments in notes receivable	(96)	—
Repayments of notes receivable	1,395	1,886

Net cash provided by investing activities	62,989	122,572

EQUITY OFFICE PROPERTIES TRUST

CONSOLIDATED STATEMENTS OF CASH FLOWS — (Continued)

(Unaudited)

	For the nine months
	ended September 30,

(Dollars in thousands)	2003	2002

Financing Activities:
Proceeds from mortgage debt	$—	$13,342
Principal payments on mortgage debt	(142,821)	(36,229)
Proceeds from unsecured notes	494,810	239,127
Repayment of unsecured notes	(300,000)	(200,000)
Proceeds from lines of credit	3,577,600	805,050
Principal payments on lines of credit	(3,362,300)	(1,049,350)
Payments of loan costs	(8,548)	(4,047)
Settlement of interest rate swap agreements	768	42,810
Distributions to minority interests in partially owned properties	(7,948)	(5,406)
Payment of offering costs	(194)	(29)
Proceeds from exercise of share options	20,649	38,882
Distributions to shareholders and unitholders	(453,060)	(470,406)
Repurchase of Common Shares	(363,486)	(4,947)
Redemption of Units	(5,630)	(104,165)
Repurchase of preferred shares	(250,000)	(199,850)
Issuance of preferred shares	—	205,645
Payment of preferred distributions	(43,333)	(47,294)

Net cash used for financing activities	(843,493)	(776,867)

Net increase in cash and cash equivalents	47,314	394,413
Cash and cash equivalents at the beginning of the period	58,471	61,121

Cash and cash equivalents at the end of the period	$105,785	$455,534

Supplemental Information:
Interest paid during the period, including a reduction of interest expense for capitalized interest of $7,017 and $16,467, respectively	$675,424	$658,841

Non-Cash Investing and Financing Activities:
Investing Activities:
Escrow deposits related to property dispositions	$(19,339)	$(70,025)

Mortgage loan repayment as a result of a property disposition	$(16,279)	$—

Mortgage loan assumed upon consolidation of property	$59,166	$—

Escrow deposits used for property acquisition	$—	$70,030

Financing Activities:
Mortgage loan repayment as a result of a property disposition	$16,279	$—

Mortgage loan assumed upon consolidation of property	$(59,166)	$—

Issuance of unsecured notes at a discount of $10,048 in exchange for $250 million MandatOry Par Put Remarketed SecuritiesSM	$—	$(254,631)

Exchange of $250 million MandatOry Par Put Remarketed SecuritiesSM, including an unamortized premium of $4,631, for $264,679 notes due 2012 issued in February 2002	$—	$254,631

See accompanying notes.

EQUITY OFFICE PROPERTIES TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

      Our consolidated financial statements have been prepared pursuant to the Securities and Exchange Commission’s (“SEC”) rules and regulations. The following notes, which present interim disclosures as required by the SEC, highlight significant changes to the notes to our December 31, 2002 audited consolidated financial statements and should be read together with the financial statements and notes thereto included in our Form 10-K.

NOTE 1 —	BUSINESS AND FORMATION OF EQUITY OFFICE

      Equity Office Properties Trust (“Equity Office”) is a Maryland real estate investment trust and is the sole general partner of EOP Operating Limited Partnership, a Delaware limited partnership (“EOP Partnership”). The use of the word “we”, “us”, or “our” refers to Equity Office and its subsidiaries, including EOP Partnership, except where the context otherwise requires. We were organized in 1996 to continue and expand the national office property business organized by Mr. Samuel Zell, the Chairman of our Board of Trustees, and to complete the consolidation of our predecessors. We completed our initial public offering (the “IPO”) on July 11, 1997, having sold our common shares of beneficial interest, $0.01 par value per share (“Common Shares”). The net proceeds from the IPO were contributed to EOP Partnership in exchange for units of partnership interest (“Units”).

      We are a fully integrated, self-administered and self-managed real estate company principally engaged, through our subsidiaries, in owning, managing, leasing, acquiring and developing office properties. At September 30, 2003, we owned or had an interest in 709 office properties comprising approximately 124.9 million rentable square feet of office space in 19 states and the District of Columbia and were located in 30 markets and 133 submarkets (the “Office Properties”). On a weighted average basis, the Office Properties were 86.3% occupied at September 30, 2003. Approximately 41.6% of the rentable square feet is located in central business districts and approximately 58.4% of the rentable square feet is located in suburban markets. At September 30, 2003, we also owned 75 industrial properties comprising approximately 5.8 million square feet of industrial space (the “Industrial Properties” and together with the Office Properties, the “Properties”). On a weighted average basis, the Industrial Properties were 85.1% occupied at September 30, 2003.

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

      We own substantially all of our assets and conduct substantially all of our operations through EOP Partnership and its subsidiary entities. We are the sole general partner of EOP Partnership. Through our ownership of Units, we owned approximately 89.0% and 89.1% of EOP Partnership at September 30, 2003 and December 31, 2002, respectively. All intercompany transactions and balances have been eliminated in consolidation. Property holding entities and other subsidiaries of which we own 100% of the equity are consolidated. For those joint ventures of which we own less than 100% of the equity interest, we may consolidate the property if we have the direct or indirect ability to make decisions about the entities’ activities based on the terms of the respective joint venture agreements which specify the sharing of participating and protective rights such as decisions regarding major leases, encumbering the entities with debt and whether to dispose of entities. We would also consolidate certain property holding entities and other subsidiaries if we own less than a 100% equity interest if we are deemed to be the primary beneficiary in a variable interest entity (as defined in FASB Interpretation No. 46 Consolidation of Variable Interest Entities).

Investment in Real Estate

      Rental property and improvements, including interest and other costs capitalized during construction, are included in investment in real estate and are stated at cost. Expenditures for ordinary maintenance and repairs

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

are expensed to operations as they are incurred. Significant renovations and improvements, which improve or extend the useful life of the assets, are capitalized.

      In accordance with Statement of Financial Accounting Standards No. 141 (“Statement 141”) Business Combinations, we allocate the purchase price of real estate to land, building, tenant improvements and, if determined to be material, intangibles, such as the value of above, below and at-market leases, origination costs associated with the in-place leases, and the value of tenant relationships, if any. We depreciate the amount allocated to building and other intangible assets over their estimated useful lives, which generally range from three to 40 years. The values of the above and below market leases are amortized and recorded as either an increase (in the case of below market leases) or a decrease (in the case of above market leases) to rental income over the remaining term of the associated lease. The value associated with in-place leases and tenant relationships is amortized over the expected term of the relationship, which includes an estimated probability of the lease renewal, and its estimated term. If a tenant vacates its space prior to the contractual termination of the lease and no rental payments are being made on the lease, any unamortized balance of the related intangible will be written off. The tenant improvements and origination costs are amortized as an expense over the remaining life of the lease (or charged against earnings if the lease is terminated prior to its contractual expiration date).

      In accordance with Statement 141 and its applicability to acquired in-place leases, we perform (or engage a third party to perform) the following procedures for properties we acquire:

1) estimate the value of the real estate “as if vacant” as of the acquisition date;

2) allocate that value among land, site improvements, building, and equipment and determine the associated asset life for each;

3) compute the value of the difference between the “as if vacant” value and the purchase price, which will represent the total intangible assets;

4) allocate the value of the above and below market leases to the intangible assets and determine the associated life of the above market/ below market leases;

5) calculate the value and associated life of the tenant relationships, if any, by taking the direct identifiable benefits of the customer relationship and discounting them to present value;

6) estimate the fair value of the tenant improvements and leasing commissions and calculate the associated asset life; and

7) allocate the remaining intangible value to the in-place leases and the associated life of these assets.

      Rental properties are individually evaluated for impairment when conditions exist which may indicate that it is probable that the sum of expected future cash flows (on an undiscounted basis) from a rental property over the anticipated holding period is less than its historical net cost basis. Upon determination that a permanent impairment has occurred, rental properties are reduced to their fair value. For properties to be disposed of, an impairment loss is recognized when the fair value of the property, less the estimated cost to sell, is less than the carrying amount of the property measured at the time we have a commitment to sell the property and/or is actively marketing the property for sale. A property to be disposed of is reported at the lower of its carrying amount or its estimated fair value, less its cost to sell. Subsequent to the date that a property is held for disposition, depreciation expense is not recorded.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

      Land available for development is carried at cost and is not depreciated. Land available for development includes various vacant land parcels that may have some improvements such as utility service.

Revenue Recognition

      Certain leases provide for tenant occupancy during periods for which no rent is due or where minimum rent payments increase during the term of the lease. Equity Office records rental income for the full term of each lease on a straight-line basis. Accordingly, a receivable is recorded from tenants for the current difference between the straight-line rent and the rent that is contractually due from the tenant (“Deferred Rent Receivable”). When a property is acquired, the term of existing leases is considered to commence as of the acquisition date for purposes of this calculation. The amounts included in rental income for the three months ended September 30, 2003 and 2002, and the nine months ended September 30, 2003 and 2002, which had not yet been billed as of such dates, were approximately $20.8 million, $17.6 million, $53.2 million and $55.8 million, respectively. Deferred rental revenue is not recognized for income tax purposes.

      Tenant reimbursements consisting of amounts due from tenants for common area maintenance, real estate taxes and other recoverable costs are recognized as revenue in the period in which the expenses are incurred.

      Lease termination income (included in other revenue) represents amounts received from tenants in connection with the early termination of their remaining lease obligation. We recognize the lease termination fee as income once all of the following criteria are met in accordance with SEC Staff Accounting Bulleting 101:

•	the lease termination agreement has been fully executed and delivered;

•	the tenant terminating its lease agreement has vacated the space to which the lease termination agreement applies;

•	the amount of the lease termination fee is fixed or determinable; and

•	the collectibility of the lease termination fee is reasonably assured.

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

Unaudited Interim Statements

      The consolidated financial statements as of and for the three and nine months ended September 30, 2003 and 2002 and related footnote disclosures are unaudited. In the opinion of management, such financial statements reflect all adjustments necessary for a fair presentation of the results of the interim periods. All such adjustments are of a normal and recurring nature.

Reclassifications

      Certain reclassifications have been made to the previously reported 2002 statements in order to provide comparability with the 2003 statements reported herein. These reclassifications have not changed the 2002 results of operations or combined shareholders’ equity and mandatorily redeemable preferred shares.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Share Based Employee Compensation Plans

      Prior to January 1, 2003, we used the accounting provisions provided by Accounting Principles Board Opinion No. 25 (“APB 25”) to account for the issuance of share options and other equity awards. Effective January 1, 2003, we adopted Statement of Financial Accounting Standards No. 123 (“Statement 123”) Accounting for Stock Based Compensation, which requires a fair value based accounting method for determining compensation expense associated with the issuance of share options and other equity awards. We adopted the accounting provisions of Statement 123 to reflect the cost of issuing share options and other equity awards. Statement of Financial Accounting Standards No. 148 (“Statement 148”) Accounting for Stock-Based Compensation — Transition and Disclosure — an Amendment of FASB Statement No. 123, issued December 2002 and effective for interim periods beginning after December 15, 2002, provided various methods of applying Statement 123. In accordance with Statement 148, we employed the prospective method for adopting Statement 123, which requires the recognition of compensation expense based on the fair value method for share options and other equity awards granted on or after January 1, 2003 and for certain modifications made subsequent to December 31, 2002 to share options and other equity awards that were outstanding as of December 31, 2002. Compensation expense is recognized ratably over the respective vesting period of the award.

      The following table illustrates the effect on net income available to common shareholders and earnings per share if the fair value based method had been applied to all outstanding and unvested share options for the three and nine months ended September 30, 2003 and 2002. Compensation expense related to restricted share awards is not presented in the table below because the expense amount is the same under APB No. 25 and Statement 123 and, therefore, is already reflected in net income.

	For the three months		For the nine months
	ended September 30,		ended September 30,

(Dollars in thousands, except per share data)	2003	2002	2003	2002

Historical net income available to common shareholders	$110,175	$168,178	$401,753	$536,010
Add back compensation expense for share options included in historical net income available to common shareholders	626	—	2,001	1,265
Deduct compensation expense for share options determined under the fair value based method	(2,595)	(2,846)	(8,040)	(9,267)
Allocation of compensation expense to minority interests in EOP Partnership	217	308	662	909

Pro forma net income available to common shareholders	$108,423	$165,640	$396,376	$528,917

Earnings per share — basic:
Historical net income available to common shareholders	$0.28	$0.40	$1.00	$1.29

Pro forma net income available to common shareholders	$0.27	$0.40	$0.99	$1.27

Earnings per share — diluted:
Historical net income available to common shareholders	$0.28	$0.40	$1.00	$1.28

Pro forma net income available to common shareholders	$0.27	$0.40	$0.98	$1.27

NOTE 3 — IMPACT OF NEW ACCOUNTING STANDARDS

Financial Instruments

      In May 2003, the FASB issued Statement No. 150 Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity(“Statement 150”). Statement 150 establishes standards for classifying and measuring as liabilities certain financial instruments that embody obligations of the issuer and

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

have characteristics of both liabilities and equity. Statement 150 is effective for all financial instruments created or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003 (July 1, 2003 for calendar quarter companies). We consolidate certain properties that are also owned by unaffiliated parties that have noncontrolling interests. In certain cases, the applicable joint venture agreement provides for a contractual termination date of the agreement based on certain specified events. Statement 150 requires the disclosure of the estimated settlement value of these noncontrolling interests. As of September 30, 2003 the estimated settlement value of these noncontrolling interests approximated the book value of approximately $169.9 million.

NOTE 4 — ACQUISITIONS

      In August 2003, we acquired the U.S. Bank Tower office building for approximately $80.2 million. The property is located in Denver, Colorado and consists of approximately 485,902 square feet. In accordance with Statement of Financial Accounting Standards No. 141 (“Statement 141”) Business Combinations, we allocated approximately $6.4 million to intangible assets which consists of above and below market leases, the value of in-place leases and customer relationships, and the origination costs (i.e. leasing costs) associated with the in-place leases.

      In September 2003, we acquired the remaining 20% equity interest in Key Center, see Note 6 — Investments in Unconsolidated Joint Ventures for more information.

      In September 2003, we acquired a vacant land parcel in Folsom, California, for approximately $3.4 million.

NOTE 5 — DISCONTINUED OPERATIONS

      During the three months ended September 30, 2003, we sold 16 office properties, one industrial property and two vacant land parcels in various transactions to unaffiliated parties for approximately $137.6 million. The total loss on the sale of these properties was approximately $6.3 million. The sold office properties consisted of approximately 496,063 square feet and the sold industrial property consisted of approximately 156,600 square feet.

      The net income and gain/(loss) on sales of real estate for properties sold subsequent to December 31, 2001 are reflected in the consolidated statements of operations as Discontinued Operations for the periods

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

presented. Below is a summary of the results of operations of these properties through their respective sale dates:

	For the three months		For the nine months
	ended September 30,		ended September 30,

(Dollars in thousands)	2003	2002	2003	2002

Total revenues	$3,103	$24,626	$24,208	$80,048
Expenses:
Depreciation and amortization	380	4,214	3,900	13,150
Property operating	136	9,239	7,528	27,287
Ground rent	—	30	18	134

Total expenses	516	13,483	11,446	40,571

Operating income	2,587	11,143	12,762	39,477

Other income/ expense:
Interest/ dividend income	—	38	7	63
Interest expense	—	(306)	(10)	(10)

Total other income/ expense	—	(268)	(3)	53

Income before income taxes and net (loss)/ gain on sales of real estate	2,587	10,875	12,759	39,530
Income taxes	(13)	—	(15)	(213)
Net (loss)/ gain on sales of real estate	(6,326)	6,382	45,399	8,872

Net (loss)/ income	$(3,752)	$17,257	$58,143	$48,189

Property net operating income from discontinued operations	$2,967	$15,387	$16,680	$52,761

Foundry Square IV Sale

      See Note 6 — Unconsolidated Joint Ventures for more information. As a result of this sale, we recognized a gain of approximately $7.1 million, which is reflected in Income from Unconsolidated Joint Ventures.

Segment Reporting

      For segment reporting purposes, the office properties, apartment properties and the land parcels that were sold are included in the “Office Properties” segment and the industrial properties and parking facilities that were sold are included in the “Corporate and Other” segment.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

NOTE 6 — INVESTMENTS IN UNCONSOLIDATED JOINT VENTURES

      Several Office Properties are owned by us and other unaffiliated parties in joint ventures we account for using the equity method. Combined summarized financial information for these unconsolidated joint ventures is as follows:

(Dollars in thousands)	September 30, 2003	December 31, 2002

Balance Sheets:
Real estate, net of accumulated depreciation	$2,567,764	$2,757,699
Other assets	226,011	207,740

Total Assets	$2,793,775	$2,965,439

Mortgage debt	$1,311,523	$1,312,404
Other liabilities	114,158	112,968
Partners’ and shareholders’ equity	1,368,094	1,540,067

Total Liabilities and Partners’ and Shareholders’ Equity	$2,793,775	$2,965,439

Our share of equity	$860,081	$966,773
Net excess of cost of investments over the net book value of underlying net assets, net of accumulated depreciation of $23,470 and $20,704, respectively	118,069	121,042

Carrying value of investments in unconsolidated joint ventures	$978,150	$1,087,815

Our share of unconsolidated non-recourse mortgage debt	$799,203	$818,975

	For the three months		For the nine months
	ended September 30,		ended September 30,

(Dollars in thousands)	2003	2002	2003	2002

Statements of Operations:
Revenues	$114,126	$114,358	$356,161	$450,930

Expenses:
Interest expense	17,688	19,404	52,658	58,311
Depreciation and amortization	24,217	20,919	72,926	62,720
Operating expenses	40,435	47,236	142,443	148,413

Total expenses	82,340	87,559	268,027	269,444

Net income before gain on sale of real estate	31,786	26,799	88,134	181,486
Gain on sale of real estate	43,255	10	43,255	3,703

Net income	$75,041	$26,809	$131,389	$185,189

Our share of:
Net income	$21,208	$12,218	$62,918	$92,143

Interest expense and loan cost amortization	$12,449	$13,458	$37,075	$40,119

Depreciation and amortization (real estate related)	$14,058	$11,551	$40,992	$36,499

Investment in Foundry Square IV

      In 2000, we formed a joint venture with Wilson Investors (“WI,” of which William Wilson III, one of our trustees, is a principal), through its interest in Wilson / Equity Office (“W/EO”, of which 49.9% is owned by us and 50.1% is owned by WI), and an unaffiliated party to develop, construct, lease and manage Foundry Square IV, a 225,490 square foot office building located in San Francisco, California. Through the sale of the

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

office building in July 2003, we disposed of our 40% indirect interest, which includes a 10% interest through W/EO and WI disposed of its 10% indirect interest through W/EO to an unaffiliated party. Our share of the gain on the sale of the property was approximately $7.1 million. Our share of the gross proceeds from the sale was approximately $56.6 million, including the repayment of a $44.5 million construction loan. WI’s share of the proceeds were approximately $17.1 million.

Investment in Key Center

      In September 2003, we acquired the remaining 20% equity interest in the Key Center office building from Wright Runstad Associates Limited Partnership (“WRALP”) and affiliates in exchange for our 30% equity interest in WRALP and cash of approximately $7.9 million.

One Post Office Square Mortgage Debt

      In August 2003, the $110.0 million 1.31% variable interest rate mortgage note secured by One Post Office Square matured. The note was replaced with a $175.0 million 5.7% fixed interest rate mortgage note that matures on October 1, 2013. Our share of the mortgage note is $87.5 million. The remaining cash proceeds after repayment of the original note were distributed pro rata to us and our partner.

NOTE 7 — MORTGAGE DEBT

      In August and September 2003, we prepaid the mortgage notes that were secured by Canterbury Green, Three Stamford Plaza, Four Stamford Plaza and Key Center for approximately $111.2 million.

      In September 2003, the mortgage notes secured by Fremont Bayside and Industrial Drive Warehouse matured and were extended for one year under the same terms. When the mortgage notes were extended, the balances were approximately $5.4 million and $2.0 million, respectively. The interest rate on the notes is fixed at 7.6%.

NOTE 8 — SHAREHOLDERS’ EQUITY

Common Shares

      The following table presents the changes in the issued and outstanding Common Shares since June 30, 2003 (excluding 49,325,568 Units and 49,452,596 Units outstanding at September 30, 2003 and June 30, 2003, respectively, which are exchangeable for Common Shares on a one-for-one basis, or the cash equivalent thereof, subject to certain restrictions):

Outstanding at June 30, 2003	399,263,583
Repurchases/ retired (average per share price of $26.78 for approximately $10.0 million in the aggregate)	(375,000)
Share options exercised	582,272
Restricted shares and share awards issued, net of cancellations	(1,757)

Outstanding at September 30, 2003	399,469,098

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Distributions

	Quarterly
	Distribution
	Amount Per		Shareholder
	Share	Date Paid	Record Date

Common Shares	$.50	October 14, 2003	September 30, 2003
Series B Preferred Shares	$.65625	August 15, 2003	August 1, 2003
Series C Preferred Shares	$.5390625	September 15, 2003	September 2, 2003
Series G Preferred Shares	$.484375	September 15, 2003	September 2, 2003

Mandatorily Redeemable Preferred Shares

      Beginning with the September 30, 2003 consolidated balance sheet, we have reclassified the Series B Convertible, Cumulative Redeemable Preferred Shares (“PIERS”) from Shareholders’ Equity to Mandatorily Redeemable Preferred Shares. The PIERS are convertible at any time, at the option of the holder, into Common Shares at a conversion price of $35.70 per Common Share (equivalent to a conversion rate of 1.40056 common shares for each PIERS). The PIERS are subject to mandatory redemption on February 15, 2008 at a price of $50.00 per share, plus accumulated and unpaid distributions to the redemption date.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

NOTE 9 — EARNINGS PER SHARE

      The following table sets forth the computation of basic and diluted earnings per share:

	For the three months ended		For the nine months ended
	September 30,		September 30,

(Dollars in thousands, except per share data)	2003	2002	2003	2002

Numerator:
Income from continuing operations	$124,435	$166,372	$384,974	$534,933
Preferred distributions	(10,508)	(15,451)	(41,364)	(47,112)

Income from continuing operations available to common shareholders	113,927	150,921	343,610	487,821
Discontinued operations (including net (loss)/ gain on sales of real estate of $(6,326), $6,382, $45,399 and $8,872, respectively)	(3,752)	17,257	58,143	48,189

Numerator for basic earnings per share — net income available to common shareholders	110,175	168,178	401,753	536,010
Net income available to common shareholders allocated to minority interests in EOP Partnership	13,640	20,266	49,481	68,720

Numerator for diluted earnings per share — net income available to common shareholders	$123,815	$188,444	$451,234	$604,730

Denominator:
Denominator for basic earnings per share — weighted average Common Shares outstanding	397,401,024	417,468,711	402,013,359	415,977,751

Effect of dilutive potential common shares:
Redemption of Units for Common Shares	49,349,203	50,795,102	49,718,115	53,507,855
Share options, put options and restricted shares	2,055,161	1,500,915	1,720,439	2,218,122

Dilutive potential common shares	51,404,364	52,296,017	51,438,554	55,725,977

Denominator for diluted earnings per share — weighted average Common Shares outstanding and dilutive potential common shares	448,805,388	469,764,728	453,451,913	471,703,728

Earnings per share — basic
Income from continuing operations available to common shareholders, net of minority interests	$0.29	$0.37	$0.87	$1.19
Discontinued operations, net of minority interests	(0.01)	0.04	0.13	0.10

Net income available to common shareholders(a)	$0.28	$0.40	$1.00	$1.29

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

	For the three months ended		For the nine months ended
	September 30,		September 30,

(Dollars in thousands, except per share data)	2003	2002	2003	2002

Earnings per share — diluted
Income from continuing operations available to common shareholders	$0.28	$0.36	$0.87	$1.18
Discontinued operations	(0.01)	0.04	0.13	0.10

Net income available to common shareholders(a)	$0.28	$0.40	$1.00	$1.28

(a)	Net income available to common shareholders per share may not total the sum of the per share components due to rounding.

      The following securities were not included in the diluted earnings per share computation because they would have had an antidilutive effect:

		For the three months ended		For the nine months ended
		September 30,		September 30,
	Weighted Average
Antidilutive Securities	Exercise Price	2003	2002	2003	2002

Share options	$29.250	13,140,521	—	—	—
Share options	$29.260	—	—	13,466,685	—
Share options	$29.230	—	14,004,138	—	—
Share options	$30.060	—	—	—	7,293,181
Series B Preferred Shares (each preferred share is convertible into 1.40056 Common Shares)	$35.700	8,389,354	8,389,354	8,389,354	8,389,354
Warrants (expired on December 17, 2002)	$39.375	—	5,000,000	—	5,000,000

Total		21,529,875	27,393,492	21,856,039	20,682,535

NOTE 10 — SEGMENT INFORMATION

      As discussed in Note 1, our primary business is the ownership and operation of our Office Properties. We account for each Office Property as an individual operating segment and have aggregated the related operating accounts into a single operating segment for financial reporting purposes due to the fact that the individual operating segments have similar economic characteristics. The net property operating income from continuing operations generated at the “Corporate and Other” segment consists primarily of the Industrial Properties. The “Other revenues” generated at the “Corporate and Other” segment consist primarily of fee income from the management of office properties owned by third parties, interest and dividend income from various investments and realized gains on sale of certain marketable securities.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

      For segment reporting purposes, the office properties, apartment properties and the land parcels that were sold are included in the “Office Properties” segment and the industrial properties and parking facilities that were sold are included in the “Corporate and Other” segment.

	As of or for the three months ended September 30,

	2003			2002

	Office	Corporate		Office	Corporate
(Dollars in thousands)	Properties	and Other	Consolidated	Properties	and Other	Consolidated

Property operating revenues(a)	$792,753	$11,440	$804,193	$841,147	$12,815	$853,962
Property operating expenses(b)	(283,038)	(2,412)	(285,450)	(293,294)	(2,449)	(295,743)

Property net operating income from continuing operations	509,715	9,028	518,743	547,853	10,366	558,219

Adjustments to arrive at net income:
Other revenues	2,125	3,572	5,697	718	5,735	6,453
Interest expense(c)	(44,266)	(163,796)	(208,062)	(48,144)	(152,081)	(200,225)
Depreciation and amortization	(173,090)	(5,840)	(178,930)	(163,498)	(5,067)	(168,565)
Ground rent	(5,534)	—	(5,534)	(4,956)	—	(4,956)
Corporate general and administrative	—	(13,515)	(13,515)	—	(13,615)	(13,615)

Total	(220,765)	(179,579)	(400,344)	(215,880)	(165,028)	(380,908)

Income before income taxes, allocation to minority interests and income from investments in unconsolidated joint ventures	288,950	(170,551)	118,399	331,973	(154,662)	177,311
Income taxes	(585)	874	289	32	(187)	(155)
Minority interests	(1,821)	(13,640)	(15,461)	(2,716)	(20,286)	(23,002)
Income from investments in unconsolidated joint ventures	19,550	1,658	21,208	14,135	(1,917)	12,218

Income from continuing operations	306,094	(181,659)	124,435	343,424	(177,052)	166,372
Discontinued operations (including net (loss)/gain on sales of real estate of $(6,326) and $6,382, respectively)	(7,264)	3,512	(3,752)	16,974	283	17,257

Net income	$298,830	$(178,147)	$120,683	$360,398	$(176,769)	$183,629

Property net operating income:
Continuing operations	$509,715	$9,028	$518,743	$547,853	$10,366	$558,219
Discontinued operations (see Note 5)	2,953	14	2,967	15,014	373	15,387

Total property net operating income	$512,668	$9,042	$521,710	$562,867	$10,739	$573,606

Property operating margin from continuing and discontinued operations(d)			64.6%			65.3%

Property operating margin from continuing operations(d)			64.5%			65.4%

Capital and tenant improvements	$108,177	$9,864	$118,041	$90,913	$1,945	$92,858

Investments in unconsolidated joint ventures	$979,529	$(1,379)	$978,150

Total Assets	$24,034,115	$849,254	$24,883,369

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

	For the nine months ended September 30,

	2003			2002

	Office	Corporate		Office	Corporate
(Dollars in thousands)	Properties	and Other	Consolidated	Properties	and Other	Consolidated

Property operating revenues(a)	$2,369,419	$35,377	$2,404,796	$2,507,735	$40,308	$2,548,043
Property operating expenses(b)	(836,721)	(7,530)	(844,251)	(863,907)	(7,825)	(871,732)

Property net operating income from continuing operations	1,532,698	27,847	1,560,545	1,643,828	32,483	1,676,311

Adjustments to arrive at net income:
Other revenues	3,321	25,935	29,256	2,030	26,809	28,839
Interest expense(c)	(133,800)	(489,972)	(623,772)	(145,547)	(464,857)	(610,404)
Depreciation and amortization	(509,036)	(17,314)	(526,350)	(488,840)	(15,234)	(504,074)
Ground rent	(15,000)	—	(15,000)	(15,753)	—	(15,753)
Corporate general and administrative	—	(44,672)	(44,672)	—	(49,423)	(49,423)

Total	(654,515)	(526,023)	(1,180,538)	(648,110)	(502,705)	(1,150,815)

Income before income taxes, allocation to minority interests and income from investments in unconsolidated joint ventures	878,183	(498,176)	380,007	995,718	(470,222)	525,496
Income taxes	(970)	(1,312)	(2,282)	(1,927)	(6,922)	(8,849)
Minority interests	(6,168)	(49,501)	(55,669)	(5,078)	(68,779)	(73,857)
Income from investments in unconsolidated joint ventures	60,041	2,877	62,918	94,307	(2,164)	92,143

Income from continuing operations	931,086	(546,112)	384,974	1,083,020	(548,087)	534,933
Discontinued operations (including net gain on sales of real estate of $45,399 and $8,872, respectively)	54,614	3,529	58,143	47,485	704	48,189

Net income	$985,700	$(542,583)	$443,117	$1,130,505	$(547,383)	$583,122

Property net operating income:
Continuing operations	$1,532,698	$27,847	$1,560,545	$1,643,828	$32,483	$1,676,311
Discontinued operations (see Note 5)	16,419	261	16,680	51,610	1,151	52,761

Total property net operating income	$1,549,117	$28,108	$1,577,225	$1,695,438	$33,634	$1,729,072

Property operating margin from continuing and discontinued operations(d)			64.9%			65.8%

Property operating margin from continuing operations(d)			64.9%			65.8%

Capital and tenant improvements	$245,167	$19,461	$264,628	$218,670	$4,629	$223,299

Investments in unconsolidated joint ventures	$979,529	$(1,379)	$978,150

Total Assets	$24,034,115	$849,254	$24,883,369

(a)	Included in property operating revenues are rental, tenant reimbursements, parking and other.

(b)	Included in property operating expenses are real estate taxes, insurance, repairs and maintenance and property operating expenses.

(c)	Interest expense for the Office Properties represents interest expense on property secured mortgage debt and does not include interest expense on the unsecured notes or the line of credit.

(d)	Property operating margin is calculated by dividing property net operating income by property operating revenues.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

NOTE 11 — COMMITMENTS AND CONTINGENCIES

Concentration of Credit Risk

      We maintain cash and cash equivalents at financial institutions. The combined account balances at each institution typically exceed FDIC insurance coverage and, as a result, there is a concentration of credit risk related to amounts on deposit in excess of FDIC insurance coverage. We believe the risk is not significant.

Environmental

      As an owner of real estate, we are subject to various environmental laws of federal and local governments. Our compliance with existing laws has not had a material adverse effect on our financial condition and results of operations, and we do not believe it will have a material adverse effect in the future. However, we cannot predict the impact of unforeseen environmental contingencies or new or changed laws or regulations on our current Properties or on properties that we may acquire.

Litigation

      Except as described below, we are not presently subject to material litigation nor, to our knowledge, is any material litigation threatened against us, other than routine actions for negligence and other claims and administrative proceedings arising in the ordinary course of business, some of which are expected to be covered by liability insurance and all of which collectively are not expected to have a material adverse effect on our financial condition, results of operations, or liquidity.

      On May 8, 2003, Broadband Office, Inc. and the official committee of unsecured creditors of Broadband Office Inc. (collectively, the “Plaintiffs”), filed a complaint (the “Complaint”) in the United States Bankruptcy Court for the District of Delaware against one private and seven public real estate companies, various affiliated entities (collectively the “Corporate Defendants”) and certain individuals, including Equity Office, David Helfand (a former executive vice president of Equity Office), Spieker Properties, Inc. and Spieker Properties, L.P. (which we acquired in 2001) and Craig Vought (formerly co-chief executive officer of Spieker Properties, Inc. and a former Equity Office trustee). Under the terms of our indemnification agreements with Messrs. Helfand and Vought, we may be responsible to reimburse them for the effect of any judgment rendered against them personally as well as the costs of their defense. We were an equity investor in, landlord to and customer of Broadband Office, and Messrs. Helfand and Vought were members of the board of directors of Broadband Office until their resignations on May 1, 2001 and May 2, 2001, respectively. Mr. Vought also served as a member of Broadband Office’s executive committee. Broadband Office filed for bankruptcy protection on May 9, 2001. The First Amended Complaint alleges, among other things, breaches of fiduciary duty and seeks recovery of what it characterizes as preferential payments and fraudulent transfers. It further seeks to hold us liable for the outstanding debts of the corporation, jointly and severally with all of the Corporate Defendants, as an alleged “general partner” of Broadband Office. The Plaintiffs allege that the amount of these claims exceeds $300 million in the aggregate. Due to the inherent uncertainties of the judicial process and the early stage of this action, we are unable to predict the outcome of this matter with certainty. We intend to vigorously defend this matter and believe we have meritorious defenses. As a result, we have not accrued for any potential liability in connection with this litigation. As in any litigation, there can be no assurance that we will prevail. Should the court not resolve this matter in our favor it could have a material adverse effect on our financial condition, results of operations and liquidity.

Forward-Starting Interest Rate Swaps

      As of September 30, 2003 and December 31, 2002, we had $1.3 billion and $1.1 billion of forward-starting interest rate swaps outstanding, respectively. The outstanding swaps will hedge the future interest payments of debt anticipated to be issued in 2004. The market value of the forward-starting interest rate swaps at September 30, 2003 and December 31, 2002 represented a net liability to us of approximately $26.8 million

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

(approximately $5.3 million is recorded in other assets and $32.1 million is recorded in other liabilities) and $18.6 million (all of which is included in other liabilities), respectively. No hedge ineffectiveness has been recorded in earnings as these swaps were perfectly effective. As of October 31, 2003, the market value of these forward-starting interest rate swaps represented a net liability to us of approximately $0.1 million. The market value of the forward-starting interest rate swaps is dependent upon existing market interest rates and swap spreads, which change over time.

      Upon settlement of the swaps, we may be obligated to pay the counterparties a settlement payment, or alternatively to receive settlement proceeds from the counterparties. In accordance with FASB Statement No. 133 Accounting for Derivative Instruments and Hedging Activities, if the swaps are deemed to be effective hedges upon settlement, any monies paid or received will be amortized to interest expense over the term of the respective hedged interest payments. If the swaps are deemed to be only partially effective hedges upon settlement, a portion of the monies paid or received will be immediately recognized in earnings and the remainder will be amortized to interest expense over the term of the respective hedged interest payments. If the swaps are deemed to be completely ineffective hedges upon settlement, any monies paid or received will be immediately recognized in earnings.

Contingencies

      Certain joint venture agreements we have entered into with unaffiliated partners contain buy/ sell options in which each party has the option to acquire the other’s interest. Except for certain agreements in which our partners in three of our Office Properties can require us to buy their interests, such agreements do not generally require that we buy out our partners’ interest. The exceptions allow our unaffiliated partners, at their election, to require that we buy out their interests during specified future time periods, commencing not earlier than 2004 and at amounts that represent the fair market value of their interest at that time or at amounts based on formulas contained in the respective agreements. In addition, we have granted options to each of two tenants to purchase the Office Property it occupies.

      In accordance with Statement of Accounting Standards No. 5 Accounting for Contingencies, we have not recorded a liability or the related asset that would result from the acquisition in connection with the above potential obligations because the probability of our unaffiliated partners requiring us to buy their interest is not currently determinable and we are unable to estimate the amount of the payment required for that purpose.

      Approximately 267 of our properties, consisting of 34.6 million square feet, are subject to restrictions on taxable dispositions under tax protection agreements entered into with some of the contributors of the properties. The carrying value of these properties was approximately $6.9 billion at September 30, 2003. The restrictions on taxable dispositions are effective for periods expiring at different times through 2021. The terms of these tax protection agreements generally prevent us from selling specific properties in taxable transactions unless we indemnify the contributing partners for their income tax liability on the portion of the gain on sale allocated to them as a result of the property’s value at the time of its contribution to us or, in some cases, to our predecessor. We do not believe that the tax protection agreements materially affect the conduct of our business or our decisions whether to dispose of restricted properties during the restriction period because we generally hold these and our other properties for investment purposes, rather than for sale. Historically, however, where we have deemed it to be in our shareholders’ best interests to dispose of restricted properties, we have done so through transactions structured as tax-deferred transactions under section 1031 of the Internal Revenue Code. We anticipate structuring any future dispositions of restricted properties as transactions intended to qualify for tax-deferred treatment. We therefore view the likelihood of incurring any such material indemnification obligations to be remote. Were we to dispose of a restricted property in a taxable transaction, we generally would be required to pay to a partner that is a beneficiary of one of the tax protection agreements an amount based on the amount of income tax the partner would be required to pay on the incremental gain allocated to such partner as a result of the built-in gain that existed with respect to such property at the time of its contribution to us, or in some cases, to our predecessor. In some cases there is a

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

further requirement to reimburse any additional tax liability arising from the indemnification payment itself. The exact amount that would be payable with respect to any particular taxable sale of a restricted property would depend on a number of factors, many of which can only be calculated at the time of any future sale, including the sale price of the property at the time of the sale, the partnership’s basis in the property at the time of the sale, the partner’s basis in the assets at the time of the contribution, the partner’s applicable rate of federal, state and local taxation at the time of the sale, and the timing of the sale itself.

Insurance

      Property Damage, Business Interruption, Earthquake and Terrorism: The insurance coverage provided through third-party insurance carriers is subject to coverage limitations. For each type of insurance coverage described below, should an uninsured or underinsured loss occur, we could lose all or a portion of our investment in, and anticipated cash flows from, one or more of the Properties. In addition, there can be no assurance that third-party insurance carriers will be able to maintain reinsurance sufficient to cover any losses that may be incurred.

Type of Insurance	Equity Office	Third-Party
Coverage	Loss Exposure/Deductible	Coverage Limitation

Property damage and business interruption(a)	$75 million annual aggregate exposure (which includes amounts paid for earthquake loss), plus $1 million per occurrence deductible	$1.0 billion per occurrence(c)
Earthquake(a)(b)	$75 million annual aggregate exposure (which includes amounts paid for property damage and business interruption loss), plus $1 million per occurrence deductible	$325 million in the aggregate per year(c)
Acts of terrorism(d)	$750,000 per occurrence deductible (plus 10% of each and every loss with a maximum per occurrence exposure of $33.25 million which includes the $750,000 deductible)	$825 million per occurrence(e)

(a)	We retain up to $75 million of such loss calculated throughout the portfolio. In the event of a loss in excess of this retention limit, the third-party insurance carriers would be obligated to cover the losses up to the stated coverage amounts in the above table.

(b)	The amount of the third-party insurance relating to earthquakes is based on maximum probable loss studies performed by independent third parties. The maximum annual aggregate payment amount for earthquake loss is $325 million, inclusive of our loss exposure of $75 million plus $1 million per occurrence deductible. There can be no assurance that the maximum probable loss studies have accurately estimated losses that may occur.

(c)	These amounts include our loss exposure/deductible amount.

(d)	The coverage includes nuclear, chemical and biological events. The coverage does not apply to non-TRIA (Terrorism Insurance Act of 2002) events (which are terrorism events that are not committed by a foreigner or a foreign country). We maintain separate insurance with a $325 million annual aggregate limit subject to a deductible of $1 million for non-TRIA events. This separate coverage for non-TRIA events excludes nuclear, biological and chemical events.

(e)	This amount is in excess of our deductible amounts.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

      Pollution: We have pollution and remediation insurance coverage for both sudden and gradual events. Limits for this exposure are $2 million per loss and $10 million aggregate per year subject to a deductible of $100,000.

      Workers Compensation, Automobile Liability and General Liability: We have per occurrence deductible amounts for workers compensation of $500,000, auto liability of $250,000 and general liability of $1,000,000.

Off-Balance Sheet Arrangements

Commitments

      In connection with the acquisition of the remaining investment in Key Center (see Note 6 — Investments in Unconsolidated Joint Ventures), WRALP’s revolving line of credit (and our guarantee of their line of credit) was terminated and replaced with a $6.7 million term loan. We have guaranteed payment of WRALP’s $6.7 million term loan and any replacement credit facility through 2007. The term loan has a balance of $6.7 million at September 30, 2003. In accordance with FASB Interpretation No. 45 (“FIN 45”) Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others, the fair value of our guarantee was determined to be approximately $0.2 million which was recorded as an additional cost to acquiring the remaining interest in Key Center and is also classified in other liabilities.

NOTE 12 — SUBSEQUENT EVENTS

      The following transactions occurred subsequent to September 30, 2003 through October 31, 2003:

      1.     We sold Summit Office Park located in Fort Worth, Texas to an unaffiliated party for approximately $17.2 million. Summit Office Park comprised two properties and approximately 239,095 square feet.

      2.     We sold Wachovia Center located in Charlotte, North Carolina to an unaffiliated party for approximately $60.6 million. Wachovia Center comprised one property and approximately 583,424 square feet.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

      Statements contained in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” which are not historical fact may be forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”). Equity Office intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 21E of the Exchange Act. Such statements (none of which is intended as a guarantee of performance) are subject to certain risks and uncertainties, which could cause actual results to differ materially from those projected or anticipated. A number of important factors could cause actual results to differ materially from those indicated by the forward-looking statements, including, but not limited to, the risks described in our current report on Form 8-K filed with the Securities and Exchange Commission (the “SEC”) on July 15, 2003, as the same may be supplemented from time to time. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date this Form 10-Q is filed with the SEC. Among the factors about which Equity Office has made assumptions are the following:

•	changes in general economic conditions, including, in particular, those affecting industries in which our principal tenants and potential tenants compete;

•	the extent of any white-collar job stability or growth in markets in which we have a presence;

•	the extent of future demand for high-rise and other office space in markets in which we have a presence;

•	the domestic effect of any heightened geopolitical risks;

•	the extent of tenant bankruptcies, financial difficulties and defaults;

•	the amount of any lease terminations in advance of the date specified in the leases and lease termination fees received, if any;

•	the availability of new competitive supply, which may become available by way of sublease rather than new construction;

•	our ability to complete and lease current and future development projects on schedule, on budget and in accordance with expectations;

•	our ability to maintain occupancy and to timely lease or re-lease space at anticipated rents;

•	future demand for our debt and equity securities;

•	our ability to achieve economies of scale over time and to realize anticipated cost savings from the implementation of our EOPlus initiatives;

•	changes in interest rates;

•	changes in operating costs, including real estate taxes, utilities, insurance and security costs;

•	our ability to pay amounts due to our noteholders and preferred shareholders before any distribution to holders of Common Shares; and

•	our ability to obtain, at a reasonable cost, adequate insurance coverage for catastrophic events, such as earthquakes and terrorist acts.

Overview

      The following discussion and analysis is based primarily on the consolidated financial statements of Equity Office for the periods presented and should be read together with the notes thereto contained in this Form 10-Q. Terms employed herein as defined terms, but without definition, shall have the meaning set forth in the notes to the financial statements.

Key Transactions

      During the nine months ended September 30, 2003, we completed the following key transactions:

•	disposed of 30 office properties, two industrial properties and three vacant land parcels in various transactions to unaffiliated parties for approximately $504.6 million. The sold office properties consisted of approximately 2,475,218 square feet and 32 residential units, and the industrial properties consisted of approximately 216,900 square feet;

•	acquired one office property for approximately $80.2 million. The property is located in Denver, Colorado and consists of approximately 485,902 square feet;

•	placed into service four developments consisting of five buildings and approximately 1,218,215 square feet;

•	issued $500 million of unsecured notes due January 2013 at an effective rate of 5.98% and used a portion of the net proceeds to repay $300 million of unsecured notes that matured in February 2003;

•	repurchased 14,236,400 Common Shares at an average price of $25.53 per share for a total of $363.5 million in the aggregate;

•	sold 5.0 million common shares of Inktomi Corporation received in connection with a lease termination in 2002 for a gain of approximately $8.1 million;

•	redeemed the 6,000,000 outstanding 7.875% Series E Cumulative Redeemable Preferred Shares at a redemption price of $25.00 per share for an aggregate redemption price of approximately $151.9 million, which includes approximately $1.9 million of accrued and unpaid distributions; and

•	redeemed the 4,000,000 outstanding 8.0% Series F Cumulative Redeemable Preferred Shares at a redemption price of $25.00 per share for an aggregate redemption price of $100.0 million.

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

Accounting Policy Adopted in 2003

Stock Based Employee Compensation Plans

      Effective January 1, 2003, we adopted Statement of Financial Accounting Standards No. 123 (“Statement 123”) Accounting for Stock Based Compensation, which requires a fair value based accounting method for determining compensation expense associated with the issuance of share options and other equity awards. See Note 2 — Summary of Significant Accounting Policies for more information.

Impact of New Accounting Standards

      See Note 3 — Impact of New Accounting Standards for the impact of new accounting standards on our financial condition and results of operations.

Results of Operations

Trends in Property Operating Revenues and Tenant Improvements and Leasing Costs

      We receive our revenue primarily from rental revenue generated by leases for office and industrial space for which we are the lessor. Our revenues also include reimbursements from our tenants for certain operating costs and revenues from parking facilities. As a result of the slowdown in economic activity and decline in white-collar employment, we have experienced a decrease both in our occupancy rates and our overall market rental rates and an increase in costs to release space. Below is a summary of our leasing activity for tenants taking occupancy for the periods presented for our Office Properties. Our 10 largest markets in terms of property net operating income from continuing operations in order from greatest to least are Boston, San Francisco, San Jose, Seattle, New York, Chicago, Washington D.C., Los Angeles, Atlanta and Orange County. These markets accounted for approximately 78.1% of our property net operating income from continuing operations in the third quarter of 2003.

	For the three months		For the nine months		For the
	ended September 30,		ended September 30,		year ended
					December 31,
Office Property Data:	2003	2002	2003	2002	2002

10 Largest Markets:
Portion of total office portfolio based on square feet at end of period	68.6%	67.8%	68.6%	67.8%	68.1%
Occupancy at end of period	86.0%	89.3%	86.0%	89.3%	88.8%
Gross square footage for tenants taking occupancy during the period	3,966,380	3,791,949	11,153,993	10,387,311	13,582,766
Weighted average annual rent per square foot for tenants taking occupancy during the period(a)(b)	$26.54	$28.06	$28.53	$32.35	$31.54
Gross square footage for expiring and terminated leases during the period	3,935,474	3,996,014	12,230,812	12,219,362	16,308,269
Weighted average annual rent per square foot for expiring and terminated leases during the period(a)	$29.02	$32.85	$30.71	$31.58	$31.19
Total Office Portfolio:
Portion of total portfolio based on square feet at end of period	100.0%	100.0%	100.0%	100.0%	100.0%
Occupancy at end of period	86.3%	89.2%	86.3%	89.2%	88.6%
Gross square footage for tenants taking occupancy during the period	6,046,484	5,613,487	16,564,918	15,733,706	20,620,427
Weighted average annual rent per square foot for tenants taking occupancy during the period(a)(b)	$24.24	$26.53	$25.96	$29.21	$28.48
Gross square footage for expiring and terminated leases during the period	6,159,294	6,300,768	18,003,915	18,162,633	23,711,452
Weighted average annual rent per square foot for expiring and terminated leases during the period(a)	$26.07	$30.32	$27.82	$28.93	$28.61

(a)	These weighted average rental rates are based on the average annual base rent per square foot over the term of each of the leases and the current estimated tenant reimbursements, if any.

(b)	Weighted average annual rent per square foot for new office leases for which the tenants have occupied the space during the relevant period may lag behind market because leasing decisions typically are made anywhere from one month to 12 or more months prior to taking occupancy.

      A significant contributor to the decline in occupancy for our Office Properties has been early lease terminations. Since January 1, 2002 through September 30, 2003, we have had approximately 9.7 million square feet of early lease terminations and received lease termination fees of approximately $192.8 million. These amounts include approximately 1.1 million square feet of early lease terminations and approximately $16.3 million of lease termination fees for the three months ended September 30, 2003. Future rental income may be affected by future lease terminations because it is unlikely we will collect the full contracted amount payable under the terminated leases. We will also incur additional costs to relet the space. Although there is no way of predicting future lease terminations, we currently anticipate that lease termination fees will be significantly lower in 2003 as compared to 2002.

      During the third quarter 2003, we experienced material increases in tenant improvement and leasing costs as a result of competitive market conditions for new leases. See “— Capital Improvements, Tenant Improvements and Leasing Costs — Tenant Improvements and Leasing Costs.” This resulted in decreased “net effective rents” (contract rents adjusted for the impact of tenant improvement costs, leasing commissions and any “free rent” periods) for lease renewals and retenanted properties. This trend may continue until market conditions improve.

      As of September 30, 2003, approximately 56.7 million occupied square feet of office space (approximately 52.6% of the total occupied square feet) is expiring through 2007, including approximately 3.9 million occupied square feet in the remainder of 2003 (which includes approximately .9 million square feet subject to month-to-month lease terms). If we are unable to release the office space subject to the expiring leases in a timely manner or at comparable rates, we will experience further declines in occupancy and our revenues and results of operations in subsequent periods will be adversely affected.

      In addition to the downward trends in occupancy and market rents, we have continued to experience uncollectible receivables, although at lower levels than prior periods, relating to tenants in bankruptcy or tenants experiencing financial difficulty. For the three and nine months ended September 30, 2003, bad debt expense was approximately $(0.4) million and $11.1 million, respectively, and $6.0 million and $19.6 million for the same periods in 2002. Although we have collateral from many of our tenants, mostly in the form of security deposits and letters of credit, such collateral is generally not sufficient to cover the full cost of releasing the space and additional write-offs of tenant receivables may occur.

Trends in Property Operating Expenses

EOPlus

      In 2001, we initiated a comprehensive analysis of our operating structure with the help of a management consulting firm and our employees. The goal of the analysis was to significantly reduce operating expenses, streamline operations, improve customer service, reduce lease cycle time, increase occupancy and retain tenants. The analysis resulted in a significant reengineering effort called EOPlus. As part of this effort, many of the activities that occurred at the property have been and are being centralized into regional offices with a view towards allowing property managers to spend more time building customer relationships. The centralization of each region’s operations is designed to provide higher service to our customers at a lower cost. By consolidating our property management offices, we expect to make available for leasing in excess of 100,000 square feet of office space. All of the regional office consolidations have been completed. By the end of 2003, we expect to have 10-15% fewer employees than at the end of 2001 as a result of staff reductions and attrition. We expect that the related severance expenses in 2003 will be approximately $2.7 million. We have also created a central purchasing function to review and analyze our goods and services expenditures. The goal of the central purchasing function is to obtain preferred pricing, reduce the number of our vendors and reduce the number of invoices we process. We estimate that we will recognize approximately $10 million of cost savings in 2003, net of the associated severance cost and the impact of lower tenant reimbursements. Beginning in 2004, after the new model is fully implemented, we expect annual cost savings of $75 million to $100 million as measured against certain baseline operating expenses included in repairs and maintenance and property operating expenses at the end of 2001, adjusted for inflation. We estimate we will realize approximately 45% to 50% of these annual cost savings and the balance is expected to represent a benefit to tenants in savings of pass-through expenses.

Acquisition and Disposition Activity

      Below is a summary of our acquisition and disposition activity since January 1, 2002. The buildings and total square feet shown include properties we own in joint ventures with other partners that we either consolidate or account for under the equity method. The total square feet of these unconsolidated properties is included in the table. Excluding the joint venture partners’ share of the square feet of the office properties, we effectively owned 118,753,518 square feet of office space as of September 30, 2003.

	Office Properties		Industrial Properties

		Total		Total
	Buildings	Square Feet	Buildings	Square Feet

Properties owned as of:
January 1, 2002	774	128,233,987	79	6,044,831
Acquisitions	2	260,372	—	—
Developments placed in service	3	330,646	—	—
Dispositions	(45)	(3,113,189)	(2)	(77,072)
Building remeasurements	—	13,583	—	—

December 31, 2002	734	125,725,399	77	5,967,759
Developments placed in service	1	225,490	—	—
Dispositions	(13)	(1,753,665)	(1)	(60,300)
Property taken out of service(a)	(1)	(115,340)	—	—
Building remeasurements	—	52,520	—	—

June 30, 2003	721	124,134,404	76	5,907,459
Acquisitions	1	485,902	—	—
Developments placed in service	4	992,725	—	—
Dispositions	(17)	(721,553)	(1)	(156,600)
Building remeasurements	—	40,366	—	—

September 30, 2003	709	124,931,844	75	5,750,859

(a)	One building consisting of 115,340 square feet (Cambridge Science Center f/k/a Riverview I) is now under development.

      The financial data presented in the Consolidated Statements of Operations show changes in revenues and expenses from period-to-period. We do not believe our period-to-period financial data are necessarily comparable because we acquire and dispose of properties on an ongoing basis. The following tables show results attributable to the Properties that were held during both periods being compared (the “Core Portfolio”) and the changes in our aggregate total portfolio of Properties (the “Total Portfolio”).

      Included in property operating revenues are rental , tenant reimbursements, parking and other. Included in property operating expenses are insurance, repairs and maintenance and property operating expenses.

Comparison of the three months ended September 30, 2003 to the three months ended September 30, 2002

      The table below represents selected operating information for the Total Portfolio and for the Core Portfolio consisting of 676 consolidated Office Properties and 75 Industrial Properties and 22 unconsolidated joint venture Properties acquired or placed in service on or prior to July 1, 2002.

	Total Portfolio				Core Portfolio

			Increase/				Increase/
(Dollars in thousands)	2003	2002	(Decrease)	% Change	2003	2002	(Decrease)	% Change

Property operating revenues	$804,193	$853,962	$(49,769)	(5.8)%	$798,131	$851,142	$(53,011)	(6.2)%
Fee income	1,969	3,699	(1,730)	(46.8)	—	—	—	—

Total revenues	806,162	857,661	(51,499)	(6.0)	798,131	851,142	(53,011)	(6.2)

Depreciation and amortization	178,930	168,565	10,365	6.1	173,619	165,576	8,043	4.9
Real estate taxes	86,032	96,652	(10,620)	(11.0)	84,282	95,942	(11,660)	(12.2)
Property operating expenses	199,418	199,091	327	0.2	196,427	198,631	(2,204)	(1.1)
Ground rent	5,534	4,956	578	11.7	4,700	5,130	(430)	(8.4)
Corporate general and administrative(b)	13,515	13,615	(100)	(0.7)	—	—	—	—

Total expenses	483,429	482,879	550	0.1	459,028	465,279	(6,251)	(1.3)

Operating income	322,733	374,782	(52,049)	(13.9)	339,103	385,863	(46,760)	(12.1)

Interest/ dividend income	3,421	2,754	667	24.2	817	863	(46)	(5.3)
Realized gain on sale of marketable securities	307	—	307	—	—	—	—	—
Interest expense(a)	(208,062)	(200,225)	(7,837)	3.9	(46,542)	(49,333)	2,791	(5.7)

Total other income/ expense	(204,334)	(197,471)	(6,863)	3.5	(45,725)	(48,470)	2,745	(5.7)

Income before income taxes, allocation to minority interests and income from investments in unconsolidated joint ventures	118,399	177,311	(58,912)	(33.2)	293,378	337,393	(44,015)	(13.0)
Income taxes	289	(155)	444	(286.5)	(569)	(3)	(566)	18,866.7
Minority interests	(15,461)	(23,002)	7,541	(32.8)	(2,253)	(2,736)	483	(17.7)
Income from investments in unconsolidated joint ventures	21,208	12,218	8,990	73.6	10,115	17,086	(6,971)	(40.8)

Income from continuing operations	124,435	166,372	(41,937)	(25.2)	300,671	351,740	(51,069)	(14.5)
Discontinued operations (including net (loss)/ gain on sales of real estate of $(6,326) and $6,382, respectively)	(3,752)	17,257	(21,009)	(121.7)	—	—	—	—

Net income	$120,683	$183,629	$(62,946)	(34.3)%	$300,671	$351,740	$(51,069)	(14.5)%

Property net operating income from continuing operations(c)	$518,743	$558,219	$(39,476)	(7.1)%	$517,422	$556,569	$(39,147)	(7.0)%

Deferred rental revenue	$20,763	$17,560	$3,203	18.2%	$19,874	$17,536	$2,338	13.3%

Lease termination fees	$15,871	$30,323	$(14,452)	(47.7)%	$15,855	$30,322	$(14,467)	(47.7)%

(a)	Interest expense (including amortization of deferred financing costs and prepayment expenses) for the Core Portfolio represents interest expense on property secured mortgage debt and does not include interest expense on the unsecured notes or the line of credit.
(b)	Corporate general and administrative expense is not allocated to the Core Portfolio because these expenses are not directly incurred in connection with specific Properties.
(c)	Represents segment data. See Note 10-Segment Information.

Property Operating Revenues

      The decrease in property operating revenues in the Total Portfolio is primarily attributable to reduced occupancy in the Core Portfolio from 89.9% at July 1, 2002 to 86.5% at September 30, 2003 and a decrease in lease termination fees. A large portion of the decrease in occupancy was due to early lease terminations. In addition to the decline in occupancy, rental revenues declined as a result of decreased average rental rates on new leases as compared to average rental rates on expiring leases.

Depreciation and Amortization

      Total Portfolio and Core Portfolio depreciation and amortization expense increased from the prior period primarily as a result of capital and tenant improvements made since the beginning of the prior period and from an increase in deferred leasing costs.

Real Estate Taxes

      Real estate taxes decreased for the Total and Core Portfolio primarily due to a decrease in real estate taxes in the California regions of approximately $6.6 million and the Houston region of approximately $3.8 million, partially offset by an increase in real estate taxes in the New York region of approximately $2.2 million.

Property Operating Expenses

      For the Core Portfolio, property operating expenses decreased primarily as a result of lower utility expense of approximately $3.4 million and lower insurance expense of approximately $3.5 million primarily as a result of changes in our insurance program and favorable loss experience to date. In addition, for the Core Portfolio, maintenance expense decreased by approximately $1.5 million primarily due to lower occupancy and new contracts that were renegotiated as part of our EOPlus initiative. Payroll expense decreased by approximately $1.3 million due to staff reductions. The decrease in property operating expenses was partially offset by increases in property operating general and administrative expense which includes legal, advertising, leasing and payroll.

Interest Expense

      Interest expense for the Total Portfolio increased primarily as a result of higher average debt balances outstanding during the periods and a $3.9 million decrease in capitalized interest.

Minority Interests

      Minority interests for the Total Portfolio decreased primarily due to the decrease in net income during the three months ended September 30, 2003 as compared to the prior period.

Income from Investments in Unconsolidated Joint Ventures

      Income from investments in unconsolidated joint ventures for the Total Portfolio increased primarily due to a $7.1 million gain on sale of an Office Property sold during the current period and a development property recently placed into service. The Core Portfolio decreased primarily because of a decrease in occupancy and decreased average rental rates on new leases as compared to average rental rates on expiring leases.

Discontinued Operations

      The decrease in discontinued operations is primarily due to the $6.3 million loss on the sale of the properties sold during the current period as compared to the $6.4 million gain on the sale of the properties sold during the prior period. The net income of properties sold since January 1, 2002 is included in discontinued operations up to the respective disposition date.

Comparison of the nine months ended September 30, 2003 to the nine months ended September 30, 2002

      The table below represents selected operating information for the Total Portfolio and for the Core Portfolio consisting of 673 consolidated Office Properties and 75 Industrial Properties and 22 unconsolidated joint venture Properties acquired or placed in service on or prior to January 1, 2002.

	Total Portfolio				Core Portfolio

			Increase/				Increase/
(Dollars in thousands)	2003	2002	(Decrease)	% Change	2003	2002	(Decrease)	% Change

Property operating revenues	$2,404,796	$2,548,043	$(143,247)	(5.6)%	$2,376,934	$2,532,421	$(155,487)	(6.1)%
Fee income	10,431	11,754	(1,323)	(11.3)	—	—	—	—

Total revenues	2,415,227	2,559,797	(144,570)	(5.6)	2,376,934	2,532,421	(155,487)	(6.1)

Depreciation and amortization	526,350	504,074	22,276	4.4	510,122	493,761	16,361	3.3
Real estate taxes	268,608	285,350	(16,742)	(5.9)	263,287	283,075	(19,788)	(7.0)
Property operating expenses	575,643	586,382	(10,739)	(1.8)	565,443	581,018	(15,575)	(2.7)
Ground rent	15,000	15,753	(753)	(4.8)	13,949	15,566	(1,617)	(10.4)
Corporate general and administrative(b)	44,672	49,423	(4,751)	(9.6)	—	—	—	—

Total expenses	1,430,273	1,440,982	(10,709)	(0.7)	1,352,801	1,373,420	(20,619)	(1.5)

Operating income	984,954	1,118,815	(133,861)	(12.0)	1,024,133	1,159,001	(134,868)	(11.6)

Interest/ dividend income	10,375	17,085	(6,710)	(39.3)	2,745	2,801	(56)	(2.0)
Realized gain on sale of marketable securities	8,450	—	8,450	—	—	—	—	—
Interest expense(a)	(623,772)	(610,404)	(13,368)	2.2	(141,192)	(149,393)	8,201	(5.5)

Total other income/ expense	(604,947)	(593,319)	(11,628)	2.0	(138,447)	(146,592)	8,145	(5.6)

Income before income taxes, allocation to minority interests and income from investments in unconsolidated joint ventures	380,007	525,496	(145,489)	(27.7)	885,686	1,012,409	(126,723)	(12.5)
Income taxes	(2,282)	(8,849)	6,567	(74.2)	(905)	(1,791)	886	(49.5)
Minority interests	(55,669)	(73,857)	18,188	(24.6)	(7,028)	(5,137)	(1,891)	36.8
Income from investments in unconsolidated joint ventures	62,918	92,143	(29,225)	(31.7)	39,438	54,462	(15,024)	(27.6)

Income from continuing operations	384,974	534,933	(149,959)	(28.0)	917,191	1,059,943	(142,752)	(13.5)
Discontinued operations (including net gain on sales of real estate of $45,399 and $8,872, respectively)	58,143	48,189	9,954	20.7	—	—	—	—

Net income	$443,117	$583,122	$(140,005)	(24.0)%	$917,191	$1,059,943	$(142,752)	(13.5)%

Property net operating income from continuing operations(c)	$1,560,545	$1,676,311	$(115,766)	(6.9)%	$1,548,204	$1,668,328	$(120,124)	(7.2)%

Deferred rental revenue	$53,199	$55,774	$(2,575)	(4.6)%	$51,706	$55,028	$(3,322)	(6.0)%

Lease termination fees	$38,229	$60,279	$(22,050)	(36.6)%	$37,854	$59,551	$(21,697)	(36.4)%

(a)	Interest expense (including amortization of deferred financing costs and prepayment expenses) for the Core Portfolio represents interest expense on property secured mortgage debt and does not include interest expense on the unsecured notes or the line of credit.
(b)	Corporate general and administrative expense is not allocated to the Core Portfolio because these expenses are not directly incurred in connection with specific Properties.
(c)	Represents segment data. See Note 10 — Segment Information.

Property Operating Revenues

      The decrease in property operating revenues in the Total Portfolio is primarily attributable to reduced occupancy in the Core Portfolio from 91.8% at January 1, 2002 to 86.5% at September 30, 2003 and a decrease in lease termination fees. A large portion of the decrease in occupancy was due to early lease terminations. In addition to the decline in occupancy, rental revenues declined as a result of decreased average rental rates on new leases as compared to average rental rates on expiring leases.

Depreciation and Amortization

      Total Portfolio and Core Portfolio depreciation and amortization expense increased from the prior period primarily as a result of capital and tenant improvements made since the beginning of the prior period and from an increase in deferred leasing costs.

Real Estate Taxes

      Real estate taxes decreased for the Total and Core Portfolio primarily due to a decrease in real estate taxes in the California regions of approximately $12.3 million and the Houston region of approximately $5.3 million, partially offset by an increase in real estate taxes in the New York region of approximately $5.5 million.

Property Operating Expenses

      For the Core Portfolio, property operating expenses decreased primarily as a result of lower utility expense of approximately $6.2 million and lower insurance expense of approximately $8.7 million primarily as a result of changes in our insurance program and favorable loss experience to date. In addition, for the Core Portfolio, maintenance expense decreased by approximately $9.6 million primarily due to lower occupancy and new contracts that were renegotiated as part of our EOPlus initiative. Payroll expense decreased by approximately $2.7 million due to staff reductions. These decreases in property operating expenses were partially offset by severance expense of approximately $2.2 million incurred in the nine months ended September 30, 2003. The decrease in property operating expenses was also partially offset by increases in property operating general and administrative expense which includes legal, advertising, leasing and payroll.

Corporate General and Administrative Expenses

      We incurred approximately $4.2 million of severance expense in the nine months ended September 30, 2003 compared to $7.4 million in the nine months ended September 30, 2002. The severance expense consists of the accelerated vesting of share options and restricted shares as well as cash payments.

Interest/ Dividend Income

      Interest and dividend income decreased for the Total Portfolio by approximately $6.7 million primarily from interest and dividends from various notes receivable and investments, which either matured or were redeemed.

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

Interest Expense

      Interest expense for the Total Portfolio increased primarily as a result of higher average debt balances outstanding during the period and a $9.5 million decrease in capitalized interest.

Income Taxes

      In 2002, we incurred approximately $5.0 million of income taxes as a result of a $40.0 million lease termination in the first quarter of 2002. (See “Income from Investment in Unconsolidated Joint Ventures” below).

Minority Interests

      Minority interests for the Total Portfolio decreased primarily due to the decrease in net income during the nine months ended September 30, 2003 as compared to the prior period.

Income from Investments in Unconsolidated Joint Ventures

      Income from investments in unconsolidated joint ventures decreased for the Total Portfolio primarily due to a decrease in lease termination fees from $46.1 million to $2.7 million and a decrease in property operating revenues at the Core Portfolio, partially offset by a $2.6 million decrease in interest expense on variable rate mortgage debt at the Core Portfolio and by a development property placed in service in 2003. The decrease in property operating revenues at the Core Portfolio is primarily attributable to reduced occupancy and decreased average rental rates on new leases as compared to average rental rates on expiring leases.

Discontinued Operations

      The increase in discontinued operations is primarily due to the $45.4 million gain on the sale of the properties sold during the current period as compared to the $8.9 million gain on the sale of the properties sold during the prior period. The net income of properties sold since January 1, 2002 is included in discontinued operations up to the respective disposition date.

Discontinued Operations

      The net income and gain/(loss) on sales of real estate for properties sold subsequent to December 31, 2001 are reflected in the consolidated statements of operations as Discontinued Operations for the periods presented. Below is a summary of the results of operations of these properties through their respective disposition dates:

	For the three months		For the nine months
	ended September 30,		ended September 30,

(Dollars in thousands)	2003	2002	2003	2002

Total revenues	$3,103	$24,626	$24,208	$80,048

Expenses:
Depreciation and amortization	380	4,214	3,900	13,150
Property operating	136	9,239	7,528	27,287
Ground rent	—	30	18	134

Total expenses	516	13,483	11,446	40,571

Operating income	2,587	11,143	12,762	39,477

Other income/ expense:
Interest/ dividend income	—	38	7	63
Interest expense	—	(306)	(10)	(10)

Total other income/ expense	—	(268)	(3)	53

Income before income taxes and net (loss)/ gain on sales of real estate	2,587	10,875	12,759	39,530
Income taxes	(13)	—	(15)	(213)
Net (loss)/ gain on sales of real estate	(6,326)	6,382	45,399	8,872

Net (loss)/ income	$(3,752)	$17,257	$58,143	$48,189

Property net operating income from discontinued operations	$2,967	$15,387	$16,680	$52,761

Segment Reporting

      For segment reporting purposes, the office properties, apartment properties and the land parcels that were sold are included in the “Office Properties” segment and the industrial properties and parking facilities that were sold are included in the “Corporate and Other” segment.

Liquidity and Capital Resources

Liquidity

      Lower occupancy levels, reduced rental rates, and reduced revenues as a result of asset sales have had the effect of reducing our net cash provided by operating activities. In addition, our tenant improvement and leasing costs have increased significantly due to competitive market conditions for new leases. Historically, our net cash provided by operating activities, including our share of net cash provided by operating activities from unconsolidated joint ventures, has been our primary source of liquidity to fund leasing costs and tenant and capital improvements for operating properties as well as distributions. During the nine months ended September 30, 2003, our net cash flow provided by operating activities (excluding changes in rents receivable, prepaid expenses and other assets, accounts payable and accrued liabilities and other liabilities), was insufficient to meet all of these cash needs (including the common share dividend declared for the third quarter 2003) by approximately $71 million. We funded this shortfall primarily with a combination of borrowings under our line of credit and proceeds from property dispositions. If our net cash from operating activities continues to decline and tenant improvements and leasing costs continue at these high levels, and if our Board of Trustees continues to declare distributions on our common shares at current levels, we expect that shortfalls would continue into subsequent periods and that we would fund these shortfalls in a similar manner. We currently anticipate that this shortfall for the full year ending December 31, 2003, will be in the range of $100 to $150 million. Beyond this, we have $1.9 billion of debt maturing through December 31, 2004. We believe that net cash provided by operating activities, draws under our line of credit, proceeds from other financing sources we expect to be available to us and proceeds from anticipated asset sales will together provide sufficient liquidity to meet our cash needs during this period and to maintain common share dividends at current levels, if our Board of Trustees continues to declare dividends at this level.

      Our net cash provided by operating activities is dependent upon the occupancy level of our properties, the rental rates on our leases, the collectibility of rent from our tenants, the level of operating and other expenses, and other factors. Material changes in these factors may adversely affect our net cash provided by operating activities. Such changes, in turn, would adversely affect our ability to fund distributions, debt service, capital improvements and tenant improvements. In addition, a material adverse change in our net cash provided by operating activities may affect the financial performance covenants under our line of credit and unsecured notes. If we fail to meet our financial performance covenants and to reach a satisfactory resolution with the lender, the maturity dates for our unsecured notes could be accelerated, and our line of credit could become unavailable to us or the interest charged on the line of credit could increase. Either of these circumstances could adversely affect our ability to fund working capital and unanticipated cash needs, acquisitions and development costs.

      In order to qualify as a REIT for federal income tax purposes, we must distribute at least 90% of our taxable income (excluding capital gains) to our shareholders. Accordingly, we currently intend, although we are not legally obligated, to continue to make regular quarterly distributions to holders of our common and preferred shares.

      The declaration of dividends on capital shares is in the discretion of the Board of Trustees, which decision is made from time to time by the Board of Trustees based on then prevailing circumstances. For 2003, the Board of Trustees declared dividends on preferred shares as reflected below:

Annualized Distribution
Security	Per Share

Preferred Shares Series:
B	$2.625
C	$2.15625
G	$1.9375

      The Board of Trustees also declared dividends on the common shares for the first three quarters of 2003, at the rate of $.50 per common share per quarter. This rate, if continued, would annualize to a distribution of $2.00 per common share for a full calendar year.

      Since our anticipated distributions will not allow us to retain sufficient cash to repay all of our debt as it comes due using only cash from operations, we will be required to repay most of our maturing debt with proceeds from asset sales, debt and/or equity offerings. There can be no assurance that such funding at acceptable terms will be available to us.

Contractual Obligations

      As of September 30, 2003, we were subject to certain contractual payment obligations as described in the table below. We were not subject to material capital lease obligations or unconditional purchase obligations as of September 30, 2003.

	Payments Due by Period

		Through
Contractual Obligations:		Remainder
(Dollars in thousands)	Total	of 2003	2004	2005	2006	2007	Thereafter

Long-term debt:
Mortgage debt(1)	$2,420,540	$10,963	$455,762	$568,786	$343,878	$237,024	$804,127
Unsecured notes(2)	9,216,500	400,000	880,000	675,000	650,000	976,500	5,635,000
Line of Credit	421,000	—	—	—	421,000	—	—
Share of mortgage debt of unconsolidated joint ventures	799,203	1,697	117,153	466,754	52,283	2,622	158,694
Ground leases	1,265,019	4,751	16,565	16,631	16,730	16,628	1,193,714
Share of ground leases of unconsolidated joint ventures	128,870	304	1,216	1,216	1,258	1,294	123,582
Construction contracts on developments	22,064	10,247	11,817	—	—	—	—

Total Contractual Obligations	$14,273,196	$427,962	$1,482,513	$1,728,387	$1,485,149	$1,234,068	$7,915,117

Weighted Average Interest Rates on Maturing Debt:

Long-term debt:
Mortgage debt	7.61%	—	7.11%	7.87%	7.15%	7.87%	7.79%
Unsecured notes	6.98%	7.55%	5.42%	5.67%	7.52%	7.52%	7.18%
Line of credit	2.11%	—	—	—	2.11%	—	—
Share of mortgage debt of unconsolidated joint ventures	6.20%	—	1.84%	7.29%	7.67%	—	5.57%

Total Weighted Average Interest Rates	6.89%	7.55%	5.65%	6.83%	5.89%	7.59%	7.22%

(1)	Balance excludes a net unamortized discount of $(13.4) million.

(2)	Balance excludes a net unamortized premium of $19.1 million.

Forward-Starting Interest Rate Swaps

      As of September 30, 2003 and December 31, 2002, we had $1.3 billion and $1.1 billion of forward-starting interest rate swaps outstanding, respectively. The outstanding swaps will hedge the future interest payments of debt anticipated to be issued in 2004. The market value of the forward-starting interest rate swaps at September 30, 2003 and December 31, 2002 represented a net liability to us of approximately $26.8 million (approximately $5.3 million is recorded in other assets and $32.1 million is recorded in other liabilities) and $18.6 million (all of which is included in other liabilities), respectively. No hedge ineffectiveness has been recorded in earnings as these swaps were perfectly effective. As of October 31, 2003, the market value of these forward-starting interest rate swaps represented a net liability to us of approximately $0.1 million. The market value of the forward-starting interest rate swaps is dependent upon existing market interest rates and swap spreads, which change over time.

      Upon settlement of the swaps, we may be obligated to pay the counterparties a settlement payment, or alternatively entitled to receive settlement proceeds from the counterparties. In accordance with FASB

Statement No. 133 Accounting for Derivative Instruments and Hedging Activities, if the swaps are deemed to be effective hedges upon settlement, any monies paid or received will be amortized to interest expense over the term of the respective note offering. If the swaps are deemed to be only partially effective hedges upon settlement, a portion of the monies paid or received will be immediately recognized in earnings and the remainder will be amortized to interest expense over the term of the respective hedged interest payments. If the swaps are deemed to be completely ineffective hedges upon settlement, any monies paid or received will be immediately recognized in earnings.

Off-Balance Sheet Arrangements

Commitments

      In connection with the acquisition of the remaining investment in Key Center (see Note 6 — Investments in Unconsolidated Joint Ventures), WRALP’s revolving line of credit (and our guarantee of their line of credit) was terminated and replaced with a $6.7 million term loan. We have guaranteed payment of WRALP’s $6.7 million term loan and any replacement credit facility through 2007. The term loan has a balance of $6.7 million at September 30, 2003. In accordance with FASB Interpretation No. 45 (“FIN 45”) Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others, the fair value of our guarantee was determined to be approximately $0.2 million which was recorded as an additional cost to acquiring the remaining interest in Key Center and is also classified in other liabilities.

Debt Financing

      The table below summarizes our consolidated mortgage debt, unsecured notes and line of credit indebtedness at September 30, 2003 and December 31, 2002. The amounts shown are net of unamortized discounts on mortgage debt of approximately $(13.4) million and $(12.6) million, respectively, and unamortized premiums on unsecured notes of $19.1 million and $41.2 million, respectively. The discounts and premiums were originally recorded in connection with certain property acquisitions, mergers, issuances of unsecured notes and interest rate swap settlements.

	September 30,	December 31,
(Dollars in thousands)	2003	2002

Balance
Fixed rate	$11,606,736	$11,529,541
Variable rate(a)	457,000	241,700

Total	$12,063,736	$11,771,241

Percent of total debt
Fixed rate	96.2%	97.9%
Variable rate(a)	3.8%	2.1%

Total	100.0%	100.0%

Effective interest rate at end of period
Fixed rate	7.13%	7.17%
Variable rate(a)	2.08%	2.37%

Effective interest rate	6.93%	7.08%

(a)	The interest rate for these notes is based on various spreads over LIBOR.

Mortgage Debt

      As of September 30, 2003, total mortgage debt (excluding our share of the mortgage debt encumbering unconsolidated properties of approximately $799.2 million) consisted of approximately $2,371.1 million of fixed rate debt, net of an unamortized discount of approximately $13.4 million, with a weighted average interest rate of approximately 7.70% and $36.0 million of variable rate debt based on LIBOR plus 55 basis points (1.67% as of September 30, 2003). See “Liquidity and Capital Resources — Contractual Obligations” for annual payment obligations under our mortgage debt.

      The instruments encumbering the properties restrict title transfer of the respective properties subject to the terms of the mortgage, prohibit additional liens, require payment of real estate taxes on the properties, maintenance of the properties in good condition, maintenance of insurance on the properties and a requirement to obtain lender consent to enter into material tenant leases.

Line of Credit

      We have a $1.0 billion revolving credit facility that was obtained in May 2003. As of September 30, 2003, $421.0 million was outstanding under this facility. The line of credit bears interest at LIBOR plus 60 basis points and an annual facility fee of 20 basis points and matures in May 2006. The effective rate on the line of credit at September 30, 2003 was approximately 2.11%.

Unsecured Notes

      Unsecured notes increased to approximately $9,235.6 million at September 30, 2003 compared to approximately $9,057.7 million at December 31, 2002, as a result of the issuance in January 2003 of $500 million 5.875% unsecured notes due January 15, 2013, partially offset by the repayment of $300 million 6.375% unsecured notes and amortization of discounts and premiums.

      The table below summarizes the unsecured notes outstanding as of September 30, 2003:

	Coupon	Effective	Principal		Maturity
Original Term	Rate	Rate(a)	Balance		Date

		(Dollars in thousands)
3 Year Unsecured Notes	7.38%	7.55%	$400,000	(b)	11/15/03
5 Year Unsecured Notes	6.50%	4.59%	300,000	(b)	01/15/04
9 Year Unsecured Notes	6.90%	6.27%	100,000	(b)	01/15/04
5 Year Unsecured Notes	6.80%	6.10%	200,000	(b)	05/01/04
6 Year Unsecured Notes	6.50%	5.31%	250,000	(b)	06/15/04
7 Year Unsecured Notes	7.24%	7.26%	30,000	(b)	09/01/04
8 Year Unsecured Notes	6.88%	6.40%	125,000		02/01/05
7 Year Unsecured Notes	6.63%	4.99%	400,000		02/15/05
7 Year Unsecured Notes	8.00%	6.49%	100,000		07/19/05
8 Year Unsecured Notes	7.36%	7.69%	50,000		09/01/05
6 Year Unsecured Notes	8.38%	7.65%	500,000		03/15/06
9 Year Unsecured Notes	7.44%	7.74%	50,000		09/01/06
10 Year Unsecured Notes	7.13%	6.74%	100,000		12/01/06
9 Year Unsecured Notes	7.00%	6.80%	1,500		02/02/07
9 Year Unsecured Notes	6.88%	6.83%	25,000		04/30/07
9 Year Unsecured Notes	6.76%	6.76%	300,000		06/15/07
10 Year Unsecured Notes	7.41%	7.70%	50,000		09/01/07
7 Year Unsecured Notes	7.75%	7.91%	600,000		11/15/07
10 Year Unsecured Notes	6.75%	6.97%	150,000		01/15/08
10 Year Unsecured Notes	6.75%	7.01%	300,000		02/15/08
8 Year Unsecured Notes(c)	7.25%	7.64%	325,000		11/15/08
10 Year Unsecured Notes	6.80%	6.94%	500,000		01/15/09
10 Year Unsecured Notes	7.25%	7.14%	200,000		05/01/09
11 Year Unsecured Notes	7.13%	6.97%	150,000		07/01/09
10 Year Unsecured Notes	8.10%	8.22%	360,000		08/01/10
10 Year Unsecured Notes	7.65%	7.20%	200,000		12/15/10
10 Year Unsecured Notes	7.00%	6.83%	1,100,000		07/15/11
10 Year Unsecured Notes	6.75%	7.02%	500,000		02/15/12
10 Year Unsecured Notes	5.88%	5.98%	500,000		01/15/13
20 Year Unsecured Notes	7.88%	8.08%	25,000		12/01/16
20 Year Unsecured Notes	7.35%	8.08%	200,000		12/01/17
20 Year Unsecured Notes	7.25%	7.54%	250,000		02/15/18
30 Year Unsecured Notes	7.50%	8.24%	150,000		10/01/27
30 Year Unsecured Notes	7.25%	7.31%	225,000		06/15/28
30 Year Unsecured Notes	7.50%	7.55%	200,000		04/19/29
30 Year Unsecured Notes	7.88%	7.94%	300,000		07/15/31

Total	7.15%	6.98%	9,216,500

Net premium			19,124

Total			$9,235,624

(a)	Includes the effect of settled interest rate protection and interest rate swap agreements, offering and transaction costs and premiums and discounts on certain unsecured notes.

(b)	Through 2004, $1.28 billion of unsecured notes will mature and become payable. We anticipate repaying the maturing unsecured notes with our line of credit, proceeds from debt and/or equity offerings or proceeds from property dispositions.

(c)	The notes are exchangeable into Common Shares at an exchange rate of $34.00 per share. If the closing price of a Common Share at the time a holder exercises its exchange right is less than the exchange price of $34.00, the holder will receive, in lieu of Common Shares, cash in an amount equal to 97% of the product of the number of Common Shares into which the principal amount of notes subject to such exercise would otherwise be exchangeable and the current market price per Common Share.

      As of October 31, 2003, $1.6 billion was available under a previously filed $4.0 billion shelf registration statement for issuance of debt.

Restrictions and Covenants under Unsecured Indebtedness

      Agreements or instruments relating to our line of credit and unsecured notes contain certain financial restrictions and requirements regarding total debt-to-assets ratios, debt service coverage ratios, minimum ratio of unencumbered assets to unsecured debt and other limitations. As of September 30, 2003, we were in compliance with each of these financial restrictions and requirements. If we fail to comply with any of these restrictions and requirements, then the indebtedness could become due and payable before its stated due date.

      Set forth below are the financial restrictions and requirements to which we are subject under our unsecured note indentures and our performance under each covenant as of September 30, 2003:

Covenants(a) (in each case as defined in the respective indenture)	Actual Performance

Debt to Adjusted Total Assets may not be greater than 60%	48%
Secured Debt to Adjusted Total Assets may not be greater than 40%	12%
Consolidated Income Available for Debt Service to Annual Debt Service charge may not be less than 1.50:1	2.47
Total Unencumbered Assets to Unsecured Debt may not be less than 150% (b)	214%

(a)	The calculations of our actual performance under each covenant are included as Appendix A to this Form 10-Q.

(b)	The unsecured notes assumed in the merger with Spieker Partnership are subject to a minimum ratio of 165%.

Equity Securities

      The following table presents the changes in our issued and outstanding Common Shares and EOP Partnership’s Units (exclusive of Units owned by us) since June 30, 2003:

	Common
	Shares	Units	Total

Outstanding at June 30, 2003	399,263,583	49,452,596	448,716,179
Share options exercised	582,272	—	582,272
Common Shares repurchased/retired (average per share price of $26.78 for approximately $10.0 million in the aggregate)	(375,000)	—	(375,000)
Units redeemed for cash	—	(127,028)	(127,028)
Restricted shares and share awards issued, net of cancellations	(1,757)	—	(1,757)

Outstanding at September 30, 2003	399,469,098	49,325,568	448,794,666

Cash Flows

      The following summary discussion of our cash flows is based on the consolidated statements of cash flows in “Item 1. — Financial Statements” and is not meant to be an all-inclusive discussion of the changes in our cash flows for the periods presented below.

Nine Months Ended September 30, 2003

      Cash and cash equivalents increased by approximately $47.3 million to approximately $105.8 million at September 30, 2003, compared to $58.5 million at December 31, 2002. This increase was the result of approximately $827.8 million provided by operating activities, approximately $63.0 million provided by investing activities (consisting primarily of approximately $399.0 million provided by property dispositions partially offset by approximately $372.6 million used for capital and tenant improvements and lease acquisition costs) and approximately $843.5 million used for financing activities (consisting primarily of approximately $613.5 million used for Common Share and preferred share repurchases and approximately $453.1 used for distributions to shareholders and unitholders).

Additional Items

Developments in Process

      Developments in process decreased from approximately $284.7 million at December 31, 2002 to approximately $61.3 million at September 30, 2003 due to three developments that were placed in service (Ferry Building, Foundry Square II and Water’s Edge of which total costs incurred at December 31, 2002 was approximately $237.6 million) partially offset by a previously operational property placed into development during 2003 (Cambridge Science Center of which total costs incurred at September 30, 2003 was approximately $24.8 million).

Distribution Payable

      Distribution payable increased by approximately $221.8 million to approximately $227.5 million at September 30, 2003, compared to $5.7 million at December 31, 2002. This increase was a result of the common share distribution declaration for the third quarter 2003 which was paid in October 2003 and, therefore, accrued for at September 30, 2003. The fourth quarter 2002 distribution was declared and paid in the fourth quarter of 2002 and thus not accrued for at December 31, 2002.

Deferred Compensation

      Deferred compensation decreased by approximately $7.4 million to approximately $8.1 million at September 30, 2003, compared to $15.5 million at December 31, 2002. This decrease was a result of the continued amortization of restricted shares issued prior to 2003, which were accounted for under APB 25 prior to our adoption of SFAS No. 123.

Market Risk

      Since December 31, 2002 there were no material changes in the information regarding market risk that was provided in the Form 10-K for the year ended December 31, 2002, except as noted below:

Interest Rate Risk — Debt

      As of September 30, 2003, the fair value of our fixed-rate debt was approximately $1.5 billion higher than the book value of approximately $11.6 billion primarily due to the general decrease in market interest rates on secured and unsecured debt.

Forward-Starting Interest Rate Swaps

      See “— Contractual Obligations” for the current status of our outstanding derivative financial instruments.

Capital Improvements, Tenant Improvements and Leasing Costs

Capital Improvements

      Significant renovations and improvements which improve or extend the useful life of our Properties are capitalized. We categorize these capital expenditures as follows:

•	Capital Improvements — improvements that enhance the value of the property such as lobby renovations, roof replacement, significant renovations for Americans with Disabilities Act compliance, chiller replacement and elevator upgrades.

•	Development and Redevelopment Costs — include costs associated with the development or redevelopment of a property including tenant improvements, leasing costs, capitalized interest and operating costs incurred during completion of the property and incurred while the property is made ready for its intended use.

      The table below details the costs incurred for each type of improvement.

	For the three months ended		For the three months ended
	September 30, 2003		September 30, 2002

		Unconsolidated		Unconsolidated
	Consolidated	Properties (Equity	Consolidated	Properties (Equity
(Dollars in thousands)	Properties	Office’s share)	Properties	Office’s share)

Capital Improvements:
Capital improvements	$14,633	$1,881	$11,418	$1,729
Development costs	23,500	1,336	30,668	36,438
Redevelopment costs(a)	1,668	—	8,198	—

Total capital improvements	$39,801	$3,217	$50,284	$38,167

	For the nine months ended		For the nine months ended
	September 30, 2003		September 30, 2002

		Unconsolidated		Unconsolidated
	Consolidated	Properties (Equity	Consolidated	Properties (Equity
(Dollars in thousands)	Properties	Office’s share)	Properties	Office’s share)

Capital Improvements:
Capital improvements	$28,440	$3,557	$26,395	$2,372
Development costs	69,267	5,667	85,929	101,891
Redevelopment costs(a)	7,213	—	26,688	—

Total capital improvements	$104,920	$9,224	$139,012	$104,263

(a)	Properties included in redevelopment costs are the Tabor Center, the Polk and Taylor Buildings and Worldwide Plaza (amenities area). Redevelopments for 2002 included the 500-600 City Parkway, the Tabor Center, the Polk and Taylor Buildings and Worldwide Plaza (amenities area).

Tenant Improvements and Leasing Costs

      Costs related to the renovation, alteration or build-out of existing office space, as well as related leasing costs, are capitalized and depreciated or amortized over the lease term. These tenant improvements may include, but are not limited to, floor coverings, ceilings, walls, HVAC, mechanical, electrical, plumbing and fire protection systems.

      The amounts shown below represent the total tenant improvement and leasing costs for leases which took occupancy during the period, regardless of when such costs were actually paid, which is a useful measure of the total tenant improvement and leasing costs for the periods presented. During the third quarter 2003, we saw evidence suggesting that contract rents may have begun to stabilize. Tenant improvements and lease costs, however, have increased significantly due to competitive market conditions for new leases. This has had the effect of reducing “net effective rents” (contract rents adjusted for the impact of tenant improvement costs, leasing commissions and any “free rent” periods) on lease renewals and retenanted properties. This adverse trend may continue until market conditions improve.

	For the three months ended		For the three months ended
	September 30, 2003		September 30, 2002

		Total Cost		Total Cost
		per Square		per Square
(Dollars in thousands except per square foot amounts)	Total Costs	Foot Leased	Total Costs	Foot Leased

Consolidated Properties:

Office Properties:
Renewals	$32,912	$13.90	$16,189	$7.17
Retenanted	97,650	29.39	57,505	20.41

Total/Weighted Average	$130,562	$22.94	$73,694	$14.52

Industrial Properties:
Renewals	$555	$3.85	$845	$4.06
Retenanted	437	2.40	227	1.87

Total/Weighted Average	$992	$3.04	$1,072	$3.25

Unconsolidated Joint Ventures(a):

Renewals	$2,261	$20.10	$754	$15.77
Retenanted	1,031	18.92	1,696	17.48

Total/Weighted Average	$3,292	$19.71	$2,450	$16.91

Total Properties (renewals and retenanted combined):

Office (consolidated and unconsolidated)	$133,854	$22.85	$76,144	$14.59
Industrial	992	3.04	1,072	3.25

Total/Weighted Average	$134,846	$21.80	$77,216	$13.92

	For the nine months ended			For the nine months ended
	September 30, 2003			September 30, 2002

		Total Cost			Total Cost
		per Square			per Square
(Dollars in thousands except per square foot amounts)	Total Costs	Foot Leased		Total Costs	Foot Leased

Consolidated Properties:

Office Properties:
Renewals	$89,227	$11.72		$46,402	$6.86
Retenanted	176,248	23.83		128,720	18.22

Total/Weighted Average	$265,475	$17.69		$175,122	$12.66

Industrial Properties:
Renewals	$1,036	$3.35		$1,116	$1.29
Retenanted	1,030	3.07		467	2.52

Total/Weighted Average	$2,066	$3.20		$1,583	$1.51

Unconsolidated Joint Ventures(a):

Renewals	$12,150	$30.43		$1,677	$6.82
Retenanted	3,861	27.49		3,357	13.64

Total/Weighted Average	$16,011	$27.87	(b)	$5,034	$10.23

Total Properties (renewals and retenanted combined):

Office (consolidated and unconsolidated)	$281,486	$18.07		$180,156	$12.58
Industrial	2,066	3.20		1,583	1.51

Total/Weighted Average	$283,552	$17.47		$181,739	$11.82

(a)	Represents our share of unconsolidated joint venture tenant improvement and leasing costs. All joint venture information included above is from office properties.

(b)	This amount is significantly higher than costs incurred in prior periods and may not be indicative of future lease costs. The higher costs were due to several leases that required significant tenant improvements. The weighted average lease term was approximately 7.0 years.

      The above information includes capital improvements, tenant improvements and leasing costs incurred for leases which took occupancy during the period shown. The amounts included in the consolidated statement of cash flows represent the cash expenditures made during the period shown. The differences between these amounts represent timing differences between the date of the cash expenditure and the move-in date of the tenant, expenditures for corporate furniture, fixtures and equipment, software, leasehold improvements and other non-tenant related costs that are capitalized. For the consolidated properties, the reconciliation between the amounts above and the amounts disclosed in the consolidated statements of cash flows is as follows:

	For the three months		For the nine months
	ended September 30,		ended September 30,

(Dollars in thousands)	2003	2002	2003	2002

Total capital improvements	$39,801	$50,284	$104,920	$139,012
Tenant improvements and leasing costs:
Office Properties	130,562	73,694	265,475	175,122
Industrial Properties	992	1,072	2,066	1,583
Expenditures for corporate furniture, fixtures and equipment, software, leasehold improvements and other	9,079	1,538	17,450	3,844
Timing differences	(26,458)	(6,265)	(17,282)	(27,074)

Total capital improvements, tenant improvements and leasing costs on the consolidated statement of cash flows	$153,976	$120,323	$372,629	$292,487

Capital and tenant improvements from consolidated statement of cash flows	118,041	92,858	264,628	223,299
Lease commissions and other costs from consolidated statement of cash flows	35,935	27,465	108,001	69,188

Total capital improvements, tenant improvements and leasing costs on the consolidated statement of cash flows	$153,976	$120,323	$372,629	$292,487

Developments

      We own directly several properties in various stages of development or pre-development. These developments are funded by working capital and the line of credit. Specifically identifiable direct acquisition, development and construction costs are capitalized, including, where applicable, salaries and related costs, real estate taxes and interest incurred in developing the property. The properties under development and all figures stated below are as of September 30, 2003.

					Equity Office’s
	Estimated
	Placed in				Costs	Total	Current
	Service		Number of	Square	Incurred	Estimated	Percentage
Wholly-Owned	Date(a)	Location	Buildings	Feet	To Date	Costs(b)	Leased

				(Dollars in thousands)
Douglas Corporate Center II	3Q/2003	Roseville, CA	1	108,000	$11,914	$16,800	31%
Kruse Woods V	4Q/2003	Lake Oswego, OR	1	184,000	24,597	33,900	50%
Cambridge Science Center	1Q/2004	Cambridge, MA	1	131,000	24,814	50,200	0%

			3	423,000	$61,325	$100,900	30%

(a)	The Estimated Placed in Service Date represents the date the certificate of occupancy was or is currently anticipated to be obtained. Subsequent to obtaining the certificate of occupancy, the property is expected to undergo a lease-up period.

(b)	The Total Estimated Costs represent 100% of the development’s estimated costs, including the acquisition cost of the land and building, if any. The Total Estimated Costs are subject to change upon, or prior to, the completion of the development and include amounts required to lease the property.

      In addition to the developments described above, we own or have under option various land parcels available for development. These sites represent possible future development of up to approximately 12 million square feet of office space. These developments will be impacted by the timing and likelihood of success of the entitlement process, both of which are uncertain. These various sites include, among others: Russia Wharf,

Boston, MA; Reston Town Center, Reston, VA; Prominence in Buckhead, Atlanta, GA; Perimeter Center, Atlanta, GA; Tabor Center, Denver, CO; Bridge Pointe Corporate Centre, San Diego, CA; La Jolla Centre, San Diego, CA; Orange Center, Orange, CA; Water’s Edge, Los Angeles, CA; Skyport Plaza, San Jose, CA; Foundry Square, San Francisco, CA; San Rafael Corporate Center, San Rafael, CA; Station Landing, Walnut Creek, CA; Parkshore Plaza, Folsom, CA; City Center Bellevue; Bellevue, WA; and NE 8th Street, Bellevue, WA.

Subsequent Events

      See Note 12 — Subsequent Events for transactions that occurred subsequent to September 30, 2003 through October 31, 2003.

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

Funds From Operations (“FFO”)

      FFO is a non-GAAP financial measure. We believe FFO, as defined by the Board of Governors of the National Association of Real Estate Investment Trusts (“NAREIT”), to be an appropriate measure of performance for an equity REIT, for the reasons, and subject to the qualifications, specified in footnote (a) below. The following table reflects the reconciliation of FFO to net income, the most directly comparable GAAP measure, for the periods presented (also included are the three months ended June 30, 2003 and March 31, 2003 for comparative purposes):

	For the three months ended September 30,				For the nine months ended September 30,

	2003		2002		2003		2002

		Per		Per		Per		Per
		Weighted		Weighted		Weighted		Weighted
(Dollars in thousands,		Average		Average		Average		Average
except per share amounts)	Dollars	Share(b)	Dollars	Share(b)	Dollars	Share(b)	Dollars	Share(b)

Reconciliation of net income to FFO(a):
Net income	$120,683	$0.30	$183,629	$0.44	$443,117	$1.10	$583,122	$1.40
Real estate related depreciation and amortization and net (loss)/gain on sales of real estate, including our share of unconsolidated joint ventures and adjusted for minority interests’ share in partially owned properties	188,277	0.47	173,857	0.42	505,927	1.26	534,529	1.28
Minority interests in EOP Partnership share of add back for real estate related depreciation and amortization and net (loss)/gain on sales of real estate	(20,718)	(0.05)	(18,809)	(0.05)	(55,478)	(0.14)	(60,743)	(0.15)

FFO	288,242	0.73	338,677	0.81	893,566	2.22	1,056,908	2.54
Preferred distributions	(10,508)	(0.03)	(15,451)	(0.04)	(41,364)	(0.10)	(47,112)	(0.11)

FFO available to common shareholders — basic	$277,734	$0.70	$323,226	$0.77	$852,202	$2.12	$1,009,796	$2.43

	For the three months ended September 30,				For the nine months ended September 30,

	2003		2002		2003		2002
(Dollars in thousands,
except per share amounts)	Net Income	FFO	Net Income	FFO	Net Income	FFO	Net Income	FFO

Adjustment to arrive at FFO available to common shareholders plus assumed conversions:
Net income and FFO	$120,683	$288,242	$183,629	$338,677	$443,117	$893,566	$583,122	$1,056,908
Preferred distributions	(10,508)	(10,508)	(15,451)	(15,451)	(41,364)	(41,364)	(47,112)	(47,112)

Net income and FFO available to common shareholders	110,175	277,734	168,178	323,226	401,753	852,202	536,010	1,009,796
Net income allocated to minority interests in EOP Partnership	13,640	13,640	20,266	20,266	49,481	49,481	68,720	68,720
Minority interests in EOP Partnership share of add back for real estate related depreciation and amortization and net (loss)/gain on sales of real estate	—	20,718	—	18,809	—	55,478	—	60,743
Preferred distributions on Series B preferred shares, of which is assumed to be converted into Common Shares	—	3,931	—	3,931	—	11,793	—	11,793

Net income and FFO available to common shareholders plus assumed conversions	$123,815	$316,023	$188,444	$366,232	$451,234	$968,954	$604,730	$1,151,052

Weighted average Common Shares, dilutive potential common shares plus assumed conversions outstanding	448,805,388	457,194,742	469,764,728	478,154,082	453,451,913	461,841,267	471,703,728	480,093,082

Net income and FFO available to common shareholders plus assumed conversions per share	$0.28	$0.69	$0.40	$0.77	$1.00	$2.10	$1.28	$2.40

	Common Shares, dilutive potential common shares plus assumed conversions

Weighted average Common Shares outstanding — (used for both net income and FFO basic calculation)		397,401,024		417,468,711		402,013,359		415,977,751
Redemption of Units for Common Shares		49,349,203		50,795,102		49,718,115		53,507,855
Impact of options, restricted shares and put options which are dilutive to both net income and FFO		2,055,161		1,500,915		1,720,439		2,218,122

Weighted average Common Shares and dilutive potential common shares used for net income available to common shareholders		448,805,388		469,764,728		453,451,913		471,703,728
Impact of conversion of Series B preferred shares, which are dilutive to FFO, but not net income		8,389,354		8,389,354		8,389,354		8,389,354

Weighted average Common Shares, dilutive potential common shares plus assumed conversions used for the calculation of FFO available to common shareholders plus assumed conversions		457,194,742		478,154,082		461,841,267		480,093,082

	For the three months ended

	June 30, 2003		March 30, 2003

		Per		Per
		Weighted		Weighted
		Average		Average
(Dollars in thousands, except per share amounts)	Dollars	Share(b)	Dollars	Share(b)

Reconciliation of net income to FFO(a):
Net income	$165,256	$0.41	$157,178	$0.38
Real estate related depreciation and amortization and net (loss)/gain on sales of real estate, including our share of unconsolidated joint ventures and adjusted for minority interests’ share in partially owned properties	141,796	0.35	175,854	0.43
Minority interests in EOP Partnership share of add back for real estate related depreciation and amortization and net (loss)/gain on sales of real estate	(15,607)	(0.04)	(19,145)	(0.05)

FFO	291,445	0.73	313,887	0.77
Preferred distributions	(15,395)	(0.04)	(15,461)	(0.04)

FFO available to common shareholders — basic	$276,050	$0.69	$298,426	$0.73

	For the three months ended

	June 30, 2003		March 30, 2003

(Dollars in thousands, except per share amounts)	Net Income	FFO	Net Income	FFO

Adjustment to arrive at FFO available to common shareholders plus assumed conversions:
Net income and FFO	$165,256	$291,445	$157,178	$313,887
Preferred distributions	(15,395)	(15,395)	(15,461)	(15,461)

Net income and FFO available to common shareholders	149,861	276,050	141,717	298,426
Net income allocated to minority interests in EOP Partnership	18,527	18,527	17,314	17,314
Minority interests in EOP Partnership share of add back for real estate related depreciation and amortization and net (loss)/gain on sales of real estate	—	15,607	—	19,145
Preferred distributions on Series B preferred shares, of which is assumed to be converted into Common Shares	—	3,931	—	3,931

Net income and FFO available to common shareholders plus assumed conversions	$168,388	$314,115	$159,031	$338,816

Weighted average Common Shares, dilutive potential common shares plus assumed conversions outstanding	452,010,570	460,399,924	459,301,852	467,691,206

Net income and FFO available to common shareholders plus assumed conversions per share	$0.37	$0.68	$0.35	$0.72

	Common Shares, dilutive potential common shares plus assumed conversions

Weighted average Common Shares outstanding — (used for both net income and FFO basic calculation)		400,457,311		408,283,546
Redemption of Units for Common Shares		49,758,952		50,053,934
Impact of options, restricted shares and put options which are dilutive to both net income and FFO		1,794,307		964,372

Weighted average Common Shares and dilutive potential common shares used for net income available to common shareholders		452,010,570		459,301,852
Impact of conversion of Series B preferred shares, which are dilutive to FFO, but not net income		8,389,354		8,389,354

Weighted average Common Shares, dilutive potential common shares plus assumed conversions used for the calculation of FFO available to common shareholders plus assumed conversions		460,399,924		467,691,206

(a)	FFO is a non-GAAP financial measure. The most directly comparable GAAP measure is net income, to which it is reconciled. See definition below.

(b)	FFO per share may not total the sum of the per share components in the reconciliation due to rounding

FFO Definition

      FFO is defined as net income, computed in accordance with accounting principles generally accepted in the United States (“GAAP”), excluding gains or losses from sales of properties, plus real estate related depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. Adjustments for unconsolidated partnerships and joint ventures are calculated to reflect funds from operations on the same basis. We believe that FFO is helpful to investors as one of several measures of the performance of an equity REIT. We further believe that by excluding the effect of depreciation, amortization and gains or losses from sales of real estate, all of which are based on historical costs and which may be of limited relevance in evaluating current performance, FFO can facilitate comparisons of operating performance between periods and between other equity REITs. Investors should review FFO, along with GAAP net income and cash flow from operating activities, investing activities and financing activities, when trying to understand an equity REIT’s operating performance. We compute FFO in accordance with standards established by NAREIT, which may not be comparable to FFO reported by other REITs that do not define the term in accordance with the current NAREIT definition or that interpret the current NAREIT definition differently than we do. FFO does not represent cash generated from operating activities in accordance with GAAP, nor does it represent cash available to pay distributions and should not be considered as an alternative to net income, determined in accordance with GAAP, as an indication of our financial performance, or to cash flow from operating activities, determined in accordance with GAAP, as a measure of our liquidity, nor is it indicative of funds available to fund our cash needs, including our ability to make cash distributions.

Summary Cash Flow Information

	For the three months ended				For the nine months ended

	September 30,	September 30,	June 30,	March 31,	September 30,	September 30,
	2003	2002	2003	2003	2003	2002

Cash flow provided by (used for):
Operating Activities	$277,281	$406,488	$298,950	$251,587	$827,818	$1,048,708
Investing Activities	(7,693)	(22,408)	127,251	(56,569)	62,989	122,572
Financing Activities	(221,398)	(228,786)	(431,929)	(190,166)	(843,493)	(776,867)

Net increase (decrease) in cash and cash equivalents	$48,190	$155,294	$(5,728)	$4,852	$47,314	$394,413

Ratio of Earnings to Combined Fixed Charges and Preferred Distributions(a)

For the three months ended				For the nine months ended

September 30,	September 30,	June 30,	March 31,	September 30,	September 30,
2003	2002	2003	2003	2003	2002

1.6x	1.8x	1.6x	1.6x	1.6x	1.9x

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

(a)	The presentation of this ratio is required by the SEC and is calculated in accordance with the definition provided by the SEC.

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk.

      Quantitative and qualitative disclosures about market risk are incorporated herein by reference from “Item 2. — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Market Risk.”

ITEM 4.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

      Our principal executive officer, Richard D. Kincaid, and our principal financial officer, Marsha C. Williams, evaluated as of September 30, 2003 the effectiveness of the design and operation of our disclosure controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. As a result of this evaluation, these executive officers have concluded that, as of such date, the design and operation of our disclosure controls and procedures were effective.

Changes in Internal Controls over Financial Reporting

      There were no changes in our internal controls over financial reporting identified in connection with the evaluation referred to above that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	Legal Proceedings.

      Legal proceedings are incorporated herein by reference from “Item 1. — Financial Statements — Note 11 — Commitments and Contingencies.”

ITEM 6.	Exhibits and Reports on Form 8-K.

      (a) Exhibits:

      The exhibits required by this item are set forth on the Exhibit Index attached hereto.

      (b) Reports on Form 8-K

      The following reports on Form 8-K were filed during the quarterly period ended September 30, 2003:

Date of Event	Items Reported/Financial Statements Filed

July 15, 2003	Item 5. Other Events
Item 7. Financial Statements and Exhibits
July 29, 2003	Item 12. Results of Operations and Financial Condition (furnished under Item 9. Regulation FD Disclosure)
July 30, 2003	Item 12. Results of Operations and Financial Condition (furnished under Item 9. Regulation FD Disclosure)

APPENDIX A

FINANCIAL COVENANT CALCULATIONS AS OF SEPTEMBER 30, 2003

UNDER CERTAIN INDENTURE AGREEMENTS

EOP OPERATING LIMITED PARTNERSHIP

UNSECURED NOTES FINANCIAL COVENANT COMPLIANCE AS OF SEPTEMBER 30, 2003
(Dollars in thousands)

      Compliance with these financial covenants requires EOP Partnership to apply specialized terms, the definitions of which are set forth in the related unsecured note indentures, and to calculate ratios in the manner prescribed in the indentures.

      This section presents such ratios as of September 30, 2003 to show that EOP Partnership was in compliance with the applicable financial covenants contained in the unsecured not indentures, copies of which have been filed as exhibits to the EOP Partnership’s periodic reports filed with the SEC. Management is not presenting these ratios and the related calculations for any other purpose or for any other period, and is not intending for these measures to otherwise provide information about EOP Partnership’s financial condition or results of operations. Investors should not rely on these measures other than for the purpose of testing EOP Partnership’s compliance with the financial covenants contained in the unsecured note indentures as of September 30, 2003.

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

(ii)	the increase or decrease in Total Assets from the end of such quarter including, without limitation, any increase in Total Assets resulting from the incurrence of such additional Debt (such increase or decrease together with EOP Partnership’s Total Assets is referred to as the “Adjusted Total Assets”).

Mortgage debt (excluding a net discount of $(13,428))	$2,420,540
Unsecured notes (excluding a net premium of $19,124)	9,216,500
Line of credit	421,000
EOP Partnership’s share of unconsolidated non-recourse mortgage debt	799,203

Debt	$12,857,243

Investments in real estate	$24,859,693
Developments in process	61,325
Land available for development	253,933
Cash and cash equivalents	105,785
Escrow deposits and restricted cash	43,815
Investments in unconsolidated joint ventures	978,150
Prepaid expenses and other assets (net of discount of $66,289)	281,175
Change in cash subsequent to September 30, 2003 as a result of property dispositions	7,137

Adjusted Total Assets	$26,591,013

Ratio	48%

Maximum Ratio	60%

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

Mortgage debt (excluding a net discount of $(13,428))	$2,420,540
EOP Partnership’s share of unconsolidated non-recourse mortgage debt	799,203

Secured Debt	$3,219,743

Adjusted Total Assets	$26,591,013

Ratio	12%

Maximum Ratio	40%

Consolidated Income Available for Debt Service to Annual Debt Service Charge

      EOP Partnership may not, and may not permit any Subsidiary to, incur any Debt, other than intercompany Debt (provided that, in the case of Debt owed to Subsidiaries, such Debt is subordinate in right of payment to the debt securities), if the ratio of Consolidated Income Available for Debt Service to Annual Debt Service Charge (in each case as defined below) for the period consisting of the four consecutive fiscal quarters most recently ended prior to the date on which the additional Debt is to be incurred shall have been less than 1.5 to 1 on a pro forma basis after giving effect to the incurrence of such Debt and to the application of the proceeds therefrom, and calculated on the assumption that:

*	such Debt and any other Debt incurred by EOP Partnership or a Subsidiary since the first day of such four-quarter period, which was outstanding at the end of such period, had been incurred at the beginning of such period and continued to be outstanding throughout such period, and the application of the proceeds of such Debt, including to refinance other Debt, had occurred at the beginning of such period;

*	the repayment or retirement of any other Debt by EOP Partnership or a Subsidiary since the first day of such four-quarter period had been repaid or retired at the beginning of such period, except that, in determining the amount of Debt so repaid or retired, the amount of Debt under any revolving credit facility is computed based upon the average daily balance of such Debt during such period;

*	in the case of Acquired Indebtedness or Debt incurred in connection with any acquisition since the first day of the four-quarter period, the related acquisition had occurred as of the first day of the period with the appropriate adjustments with respect to the acquisition being included in the pro forma calculation; and

*	in the case of any increase or decrease in Total Assets, or any other acquisition or disposition by EOP Partnership or any Subsidiary of any asset or group of assets, since the first day of such four-quarter period, including by merger, stock purchase or sale, or asset purchase or sale, such increase, decrease or other acquisition or disposition or any related repayment of Debt had occurred as of the first day of such period with the appropriate adjustments to revenues, expenses and Debt levels with respect to such increase, decrease or other acquisition or disposition being included in such pro forma calculation.

Pro forma net income	$556,411
Pro forma interest expense	813,973
Pro forma amortization of mark to market discounts/premiums	(5,116)
Pro forma provision for taxes	2,517
Pro forma amortization and depreciation	705,982
Less pro forma income from investments in unconsolidated joint ventures	(77,627)

Consolidated Income Available for Debt Service	$1,996,140

Pro forma interest expense	$813,973
Pro forma amortization of mark to market discounts/premiums	(5,116)

Annual Debt Service Charge	$808,857

Ratio	2.47

Minimum Ratio	1.50

Total Unencumbered Assets to Unsecured Debt

      EOP Partnership is required at all times to maintain Total Unencumbered Assets of not less than 150% of the aggregate outstanding principal amount of all outstanding Unsecured Debt of EOP Partnership and its Subsidiaries on a consolidated basis.

Total undepreciated real estate assets	$19,542,042
Cash and cash equivalents	105,785
Escrow deposits and restricted cash	43,815
Prepaid expenses and other assets (net of discount of $66,289)	281,175
Unencumbered investments in unconsolidated joint venture properties	639,521

Total Unencumbered Assets	$20,612,338

Unsecured notes (excluding a net premium of $19,124)	$9,216,500
Line of credit	421,000

Unsecured Debt	$9,637,500

Ratio	214%

Minimum Ratio (a)	150%

(a)	The unsecured notes assumed in the merger with Spieker Partnership are subject to a minimum ratio of 165%.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EQUITY OFFICE PROPERTIES TRUST

Date: November 14, 2003	By:	/s/ RICHARD D. KINCAID

Richard D. Kincaid President and Chief Executive Officer

Date: November 14, 2003	By:	/s/ MARSHA C. WILLIAMS

Marsha C. Williams Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit
No.	Description	Page No.

3.1
Certificate of Correction to Articles of Merger for Spieker Properties, Inc. into Equity Office dated October 20, 2003 and filed with the Maryland State Department of Assessments and Taxation on October 30, 2003

3.2	Articles of Restatement for Equity Office dated October 20, 2003 and filed with the Maryland State Department of Assessments and Taxation on October 23, 2003

10.1†	First Amendment to the Amended and Restated 1997 Equity Office Properties Trust Share Option and Share Award Plan

10.2†	First Amendment to the Equity Office Properties Trust 2003 Share Option and Share Incentive Plan

10.3†	Equity Office Second Amended and Restated Supplemental Retirement Savings Plan

10.4†	First Amendment to the Equity Office Second Amended and Restated Supplemental Retirement Savings Plan

10.5†	Second Amendment to the Equity Office Non-Qualified Share Purchase Plan

10.6†	Third Amendment to the Equity Office Non-Qualified Share Purchase Plan

10.7†	Change in Control Agreement by and between Equity Office Management L.L.C., Equity Office and Richard D. Kincaid entered into effective as of April 1, 2003

12.1	Statement of Earnings to Combined Fixed Charges and Preferred Distributions

31.1	Rule 13a-14(a)/15d-14(a) Certifications

32.1	Section 1350 Certifications

†	Represents a management contract or compensatory plan, contract or arrangement.