Form 10-K
period 2003-12-31
EQUITY OFFICE PROPERTIES TRUST
filed 2004-03-15
CIK 1038339

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

or

☐   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number: 1-13115

EQUITY OFFICE PROPERTIES TRUST
(Exact name of registrant as specified in its charter)

Maryland	36-4151656
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
Two North Riverside Plaza, Suite 2100, Chicago, Illinois (Address of principal executive offices)	60606 (Zip code)

(Registrant’s telephone number, including area code) (312) 466-3300

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Common Shares of Beneficial Interest, $.01 par value per share	New York Stock Exchange
5.25% Series B Convertible, Cumulative Redeemable Preferred Shares	New York Stock Exchange
7.75% Series G Cumulative Redeemable Preferred Shares	New York Stock Exchange

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

    The aggregate market value of the Common Shares held by non-affiliates of the registrant as of June 30, 2003 (the last business day of the registrant’s most recently completed second fiscal quarter) was $9,984,726,873 based on the reported closing sale price per Common Share on the New York Stock Exchange of $27.01.

    On February 27, 2004, 401,322,247 Common Shares were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the registrant’s proxy statement for the annual shareholders’ meeting to be held in 2004 are incorporated by reference into Part III. We expect to file our proxy statement within 120 days after December 31, 2003.

EQUITY OFFICE PROPERTIES TRUST

PART I

FORWARD — LOOKING STATEMENTS

      Statements contained in this Form 10-K which are not historical fact may be forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”). We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 21E of the Exchange Act. Such statements (none of which is intended as a guarantee of performance) are subject to certain risks and uncertainties, which could cause actual results to differ materially from those projected or anticipated. A number of important factors could cause actual results to differ materially from those indicated by the forward-looking statements, including, but not limited to, the risks described in our current report on Form 8-K filed with the Securities and Exchange Commission (the “SEC”) on July 15, 2003, as the same may be supplemented from time to time. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date this Form 10-K is filed with the SEC. Among the factors about which we have made assumptions are the following:

•	our ability to maintain occupancy and to timely lease or re-lease space at anticipated rents;

•	changes in general economic conditions, including, in particular, those affecting industries in which our principal tenants and potential tenants compete and their demand for office space in markets in which we have a presence;

•	the extent of any tenant bankruptcies and insolvencies;

•	the extent of any early lease terminations and the amount of lease terminations fees, if any;

•	the cost and availability of debt and equity financing;

•	the availability of new competitive supply, which may become available by way of sublease and new construction;

•	the extent of any disposition activity and our ability to complete any such dispositions in a timely manner and on acceptable terms;

•	our ability to realize anticipated cost savings by creating and capturing benefits of scale;

•	our ability to obtain, at a reasonable cost, adequate insurance coverage for catastrophic events, such as earthquakes and terrorist acts;

•	changes in operating costs, including real estate taxes, utilities, insurance and security costs; and

•	other risks and uncertainties detailed from time to time in our filings with the SEC.

Item 1. Business.

EQUITY OFFICE

      As used herein, “we”, “us” and “our” refer to Equity Office Properties Trust, a Maryland real estate investment trust (“REIT”), together with its consolidated subsidiaries, including EOP Operating Limited Partnership, a Delaware limited partnership (“EOP Partnership”), and the predecessors thereof, except where the context otherwise requires. We were organized in 1996 and began operations in 1997. We own substantially all of our assets and conduct all of our operations through EOP Partnership, which, though its various subsidiaries, is principally engaged in owning, managing, leasing, acquiring and developing office properties. We are the sole general partner of, and owned at December 31, 2003, an approximate 89.1% interest in, EOP Partnership. We have elected to be taxed as a REIT for federal income tax purposes, and generally will not be subject to federal income tax if 100% of our taxable income is distributed and we comply with a number of organizational and operational requirements.

      At December 31, 2003, we had a portfolio of 684 office properties comprising approximately 122.3 million square feet of commercial office space in 18 states and the District of Columbia (the “Office Properties”), 75 industrial properties comprising approximately 5.8 million square feet (the “Industrial Properties” and, together with the Office Properties, the “Properties”) and approximately 0.4 million square feet of office properties under development.

      Our internet site is http://www.equityoffice.com. We provide to the public on our website, free of charge, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and other reports and amendments to those reports filed or furnished pursuant to Section 13 or 15(d) of the Exchange Act as soon as reasonably practicable after such material is electronically filed with, or furnished to, the SEC.

KEY TRANSACTIONS IN 2003

      During 2003, we completed the following key transactions:

•	we disposed of 53 office properties, two industrial properties and four vacant land parcels in various transactions to unaffiliated parties for approximately $933.1 million. The sold office properties consisted of approximately 5,182,707 square feet and 32 residential units, and the industrial properties consisted of approximately 216,900 square feet. With these transactions, we exited the following markets: Salt Lake City, UT; Riverside, CA; Fort Worth, TX; Charlotte, NC; and San Antonio, TX;

•	we sold partial interests in 13 Office Properties consisting of approximately 3,284,431 square feet for approximately $596.5 million;

•	we acquired two Office Properties for approximately $183.2 million consisting of approximately 829,293 square feet;

•	we placed into service four developments consisting of five buildings and approximately 1,218,215 square feet;

•	we entered into $500 million of forward-starting interest rate swaps;

•	we repaid $400 million of unsecured notes that matured in November 2003;

•	we issued $500 million of unsecured notes due January 2013 at an effective annual interest rate of 5.98% and used a portion of the net proceeds to repay $300 million of unsecured notes that matured in February 2003;

•	we obtained a new three-year $1.0 billion revolving credit facility in May 2003;

•	we obtained a $1.0 billion 364-day credit facility in December 2003;

•	we announced the redemption of, and subsequently redeemed in 2004, 4,562,900 outstanding 8 5/8% Series C Cumulative Redeemable Preferred Shares of Beneficial Interest for approximately $114.6 million, which included approximately $0.6 million of accrued distributions;

•	we redeemed the 7.875% Series E Cumulative Redeemable Preferred Shares for approximately $151.9 million, which included approximately $1.9 million of accrued distributions;

•	we redeemed the 8.00% Series F Cumulative Redeemable Preferred Shares for approximately $100.0 million; and

•	we repurchased 14,236,400 Common Shares at an average price of $25.53 per share for a total of $363.5 million.

BUSINESS STRATEGY

      Our primary business objective is to achieve sustainable long-term growth in cash flow and portfolio value in order to maximize shareholder value. We intend to achieve this objective by owning and operating high-quality office buildings and providing a superior level of service to customers across the United States.

      Our business strategy involves:

•	increasing occupancy by leasing up vacant space on economically attractive terms, retaining tenants, reducing lease cycle time and improving customer service;

•	concentrating our capital in 15 to 20 core markets with the best prospects for employment growth and where we believe we can best position ourselves to outperform our competition;

•	taking advantage of favorable market opportunities to exit non-core markets and selectively disposing of properties in certain of our core markets that do not fit within our long-term strategy; and

•	achieving economies of scale over time, including anticipated cost savings from the implementation of our new operating model.

New Operating Model

      In 2001, we initiated a comprehensive analysis of our operating structure with the help of a management consulting firm and our employees. The goal of the analysis was to streamline operations, improve customer service, reduce lease cycle time, increase occupancy, retain tenants and reduce operating expenses. The analysis resulted in a significant reengineering effort called EOPlus. As part of this effort, many of the activities that occurred at the property level have been centralized into regional offices with a view towards allowing property managers to spend more time building customer relationships. The centralization of each region’s operations is designed to provide higher service to our customers at a lower cost. By consolidating our property management offices, we made available for leasing almost 400,000 square feet of office space in 2003. As of December 31, 2003, we have approximately 15% fewer employees at the property level than at the end of 2001. We have also created a central purchasing function to review and analyze our goods and services expenditures. The goal of the central purchasing function is to obtain preferred pricing, reduce the number of our vendors and reduce the number of invoices we process.

ACQUISITION AND DISPOSITION ACTIVITY

      Over the past five years, we have invested approximately $12.9 billion, calculated on a cost basis, and have disposed of approximately $3.7 billion, calculated based on the sales price, of institutional quality office properties, industrial properties, parking facilities and vacant land parcels throughout the United States. In the past two years we have taken advantage of the favorable market conditions for property sales and we have been a net seller of real estate.

Year	Acquisitions	Dispositions

	(Dollars in millions)
2003	$197.2	$1,529.6
2002	$172.8	$508.3
2001	$7,237.7	$541.2
2000	$4,942.2	$536.0
1999	$393.2	$631.9

      Management considers various factors when evaluating potential property acquisitions. These factors include but are not limited to:

•	the attractiveness of the property to existing and potential tenants;

•	the likelihood and relative attractiveness of competitive supply;

•	the anticipated demand for space in the local market;

•	the creditworthiness and diversity of risk in the tenants occupying the property;

•	the ability to acquire the asset at an attractive going-in yield, as well as the potential to increase operating income over time by renewing leases for higher rents;

•	the physical condition of the property, including the extent of funds required for its maintenance and for physical upgrades needed in order to establish or sustain its market competitiveness;

•	the ability to operate the property with a competitive cost structure; and

•	the property’s location in one of our core markets.

      As part of our business strategy, assuming that capital and acquisition opportunities are available to us on reasonable terms, we intend to continue to acquire additional office properties in our core markets. Properties may be acquired separately or as part of a portfolio and may be acquired for cash and/or in exchange for our debt or equity securities. These acquisitions may be individual asset transactions, joint ventures, mergers or other business combinations.

      Management considers various factors when evaluating potential property dispositions. These factors include but are not limited to:

•	the ability to sell the property at a price we believe would provide an attractive return to our shareholders;

•	our ability to recycle capital into core markets consistent with our business strategy;

•	our desire to exit markets that are not core markets;

•	whether the property is strategically located;

•	tenant composition and lease rollover for the property;

•	general economic conditions and outlook, including job growth in the local market; and

•	the general quality of the asset.

DEVELOPMENT ACTIVITY

      At December 31, 2003, approximately 0.4 million square feet of projects were under development. Our policy is to prudently pursue projects where customer need is evident and market conditions warrant. In addition to our current development pipeline, we own various undeveloped land parcels on which approximately 12 million square feet of office space could be developed, assuming our receipt of necessary permits, licenses and approvals. Our policy is to develop land only when market conditions warrant. Although we may develop some properties ourselves, a portion of this activity may also be conducted with joint venture partners. If we develop a property with a joint venture partner, we may not have the same degree of control over the property as if we owned it ourselves. In addition, if we develop a property with a joint venture partner, we will be required to share a portion of the economic benefits from such property with our joint venture partner.

      In determining whether to enter into a new development, the foregoing acquisition factors are considered as well as the additional risks of development, including the following:

•	our assessment of the returns from such development;

•	the extent of lease-up risk in the context of the demand/supply characteristics of the local market;

•	the ability to minimize construction risks; and

•	the quality of local development partners, if applicable.

FINANCING POLICIES

      We conduct substantially all of our investment and debt-financing activities through EOP Partnership. To date, we have financed our investments through a combination of equity, which may be issued by either EOP Partnership or us, as well as secured and unsecured debt (which would be issued by EOP Partnership but in many cases guaranteed by us). The terms of EOP Partnership’s lines of credit and unsecured notes contain various financial covenants which require satisfaction of certain total debt-to-asset ratios, secured debt-to-total-asset ratios, debt service coverage ratios, and unsecured debt-to-unencumbered asset ratios, as well as other limitations. In addition, EOP Partnership has obtained investment grade credit ratings on its unsecured debt from each of Standard & Poors, Fitch and Moodys rating agencies. A primary objective of our financing policy is to manage our financial position to allow us to raise capital at competitive rates. As of December 31, 2003, approximately 96.8% of our outstanding debt had a fixed interest rate, which limits the risk of fluctuating interest rates.

      In addition, we utilize certain derivative financial instruments at times to limit interest rate risk. The derivatives we enter into, and the only derivative transactions approved by our Board of Trustees, are those which are used only for hedging purposes rather than speculation. If an anticipated hedged transaction does not occur, any positive or negative value of the derivative will be recognized immediately in net income.

      To the extent that our Board of Trustees decides to obtain additional capital, we may elect to issue equity securities, cause EOP Partnership to issue additional Units or debt securities, retain our earnings (subject to the provisions of the Internal Revenue Code requiring distributions of taxable income to maintain REIT status), or dispose of some of our properties or utilize a combination of these methods. Under the terms of EOP Partnership’s partnership agreement, the proceeds of all equity capital we raise must be contributed to EOP Partnership in exchange for additional interests in EOP Partnership.

DIVIDEND POLICY

      In order to qualify as a REIT for federal income tax purposes, we must distribute at least 90% of our taxable income (excluding capital gains) to our shareholders. We currently distribute capital gains to our shareholders, however, these gains may be retained by us and taxed at the corporate tax rate. Accordingly, we currently intend, although we are not legally obligated, to continue to make regular quarterly distributions to holders of our common and preferred shares at least at the level required to maintain our REIT status. The declaration of dividends on capital shares is at the discretion of the Board of Trustees, which decision is made from time to time by the Board of Trustees based on then prevailing circumstances.

INDUSTRY SEGMENTS

      Our primary business is the ownership and operation of office properties. Our long-term tenants are in a variety of businesses, and no single tenant is significant to our business. Information related to this segment for the years ended December 31, 2003, 2002 and 2001 is set forth in Item 8. Financial Statements and Supplementary Data — Note 20 — Segment Information.

COMPETITION

      The leasing of real estate is highly competitive. We compete for tenants in our markets primarily on the basis of property location, rent charged, services provided and the design and condition of improvements. We also experience competition when attempting to acquire or divest ownership of real estate, building sites or redevelopment opportunities, including competition from domestic and foreign financial institutions, other REITs, life insurance companies, pension trusts, trust funds, partnerships and individual investors.

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

EMPLOYEES

      As of December 31, 2003, we had approximately 2,400 employees that provide real estate operations, leasing, legal, financial and accounting, acquisition, disposition and marketing expertise throughout the country.

      Our seven executive officers have an average tenure of six years with us or our affiliates or predecessors and an average of 18 years experience in the real estate industry.

EXECUTIVE AND SENIOR OFFICERS

      As of March 15, 2004, the following executive and senior officers held the offices indicated:

Name	Age	Offices Held

Richard D. Kincaid	42	President and Chief Executive Officer
Jeffrey L. Johnson	44	Executive Vice President and Chief Investment Officer
Lawrence J. Krema	43	Executive Vice President — Human Resources and Communications
Peyton H. Owen, Jr.	46	Executive Vice President and Chief Operating Officer
Stanley M. Stevens	55	Executive Vice President, Chief Legal Counsel and Secretary
Marsha C. Williams	52	Executive Vice President and Chief Financial Officer
Robert J. Winter, Jr.	58	Executive Vice President — Development and Portfolio Management
Thomas Q. Bakke	49	Senior Vice President — National Leasing and Marketing
James R. Bannon	47	Senior Vice President — Operations

Name	Age	Offices Held

Stephen M. Briggs	45	Senior Vice President — Chief Accounting Officer
M. Patrick Callahan	42	Senior Vice President — Seattle Region
Robert E. Dezzutti	43	Senior Vice President — Los Angeles Region
Maureen Fear	47	Senior Vice President and Treasurer
Debra L. Ferruzzi	43	Senior Vice President — Corporate Strategy
Frank Frankini	49	Senior Vice President — Development and Energy Operations
Mark P. Geisreiter	42	Senior Vice President — San Francisco Region
Matthew T. Gworek	43	Senior Vice President — Investments
Donald J. Huffner, Jr.	46	Senior Vice President — Atlanta Region
Peter D. Johnston	47	Senior Vice President — Houston Region
Kim J. Koehn	48	Senior Vice President — Denver Region
Diane M. Morefield	45	Senior Vice President — Investor Relations
Scott T. Morey	39	Senior Vice President — Chief Information Officer
John W. Peterson	40	Senior Vice President — San Jose Region
Arvid A. Povilaitis	43	Senior Vice President — Chicago Region
John C. Schneider	45	Senior Vice President — Legal and Associate General Counsel for Property Operations
Mark E. Scully	45	Senior Vice President — National Leasing
Paul R. Sorensen	44	Senior Vice President — Portfolio Management
Maryann Gilligan Suydam	54	Senior Vice President — Boston Region

      Set forth below is biographical information for each of the executive officers:

      Richard D. Kincaid has been a trustee and President since November 2002 and Chief Executive Officer since April 2003. Mr. Kincaid also has held the following positions:

•	Executive Vice President from March 1997 until November 2002;

•	Chief Operating Officer from September 2001 until November 2002;

•	Chief Financial Officer from March 1997 until August 2002;

•	Senior Vice President from October 1996 until March 1997;

•	Senior Vice President and Chief Financial Officer of Equity Office Holdings, L.L.C., a predecessor of ours, from July 1995 until October 1997;

•	Senior Vice President of Equity Group Investments, Inc., an owner and financier of real estate and corporate investments, from February 1995 until July 1995;

•	Senior Vice President of the Yarmouth Group, a real estate investment company in New York, New York, from August 1994 until February 1995;

•	Senior Vice President — Finance of Equity Group Investments, Inc. from December 1993 until July 1994; and

•	Vice President — Finance of Equity Group Investments, Inc. from August 1990 until December 1993.

      Jeffrey L. Johnson has been Executive Vice President and Chief Investment Officer since May 2003. Mr. Johnson also has held the following positions:

•	Managing Partner and owner of Lakeshore Holdings, LLC, a private equity firm focusing on real estate investment founded by Mr. Johnson in conjunction with Lehman Brothers Holdings Inc., a global financial services firm, from December 2002 until May 2003 (in this capacity, Mr. Johnson was responsible for all aspects of the business);

•	Managing Director of Lehman Brothers Holdings Inc. from March 2000 until November 2002 (in this capacity, Mr. Johnson was a founding partner and co-head of domestic investments for Lehman Brothers’ first real estate private equity group and was instrumental in helping raise the company’s $1.6 billion fund and developing the investment strategy for the fund, built the investment team and implemented its investment process);

•	Chief Investment Officer of Equity Office from March 1998 until June 1999; and

•	Senior Vice President of Equity Office from March 1997 until June 1999.

      Lawrence J. Krema has been Executive Vice President — Human Resources and Communications since November 2002. Mr. Krema also has held the following positions:

•	Senior Vice President — Human Resources from March 2001 until November 2002; and

•	Vice President of NEC Technologies, Inc., a supplier of presentation systems, computing and related technologies for the North American market, from April 1995 until October 2000 (in this capacity, Mr. Krema managed the human resources division of the company in North America and was responsible for corporate services, which included real estate, travel and office services).

      Peyton H. Owen, Jr. has been Executive Vice President and Chief Operating Officer since October 2003. Mr. Owen also has held the following positions:

•	Chief Operating Officer — Americas Region of Jones Lang LaSalle, a global provider of integrated real estate and investment management services, from April 1999 until October 2003 (in this capacity, Mr. Owen oversaw 5,500 people in 100 markets in the United States, Canada and Mexico; Investor Services, which included leasing and property management; Corporate Solutions, which included tenant representation, facility management and project management; and Capital Markets; and implemented standardized processes, new technologies and compliance measurements, and consolidated the organizational structure); and

•	Executive Vice President and Chief Operating Officer — Leasing and Management of LaSalle Partners, predecessor of Jones Lang LaSalle, from January 1996 until April 1999 (in this capacity, Mr. Owen oversaw the leasing and management activities for a 200-million-square-foot investment property portfolio, restructured leasing and management across 20 markets and led due diligence and integration in various corporate acquisitions.

      Stanley M. Stevens has been Executive Vice President since September 1996 and Chief Legal Counsel and Secretary since October 1996. Mr. Stevens also was Executive Vice President and General Counsel of Equity Office Holdings, L.L.C. from September 1996 until October 1997.

      Marsha C. Williams has been Executive Vice President and Chief Financial Officer since August 2002. Ms. Williams also has held the following positions:

•	Chief Administrative Officer of Crate and Barrel, a national Chicago-based retailer of home furnishings and accessories (Crate and Barrel is the trade name of Euromarket Designs Inc., which is an indirect majority-owned subsidiary of Otto Versand Gmbh & Co., a German mail-order company), from May 1998 until August 2002 (in this capacity, Ms. Williams participated in the planning and execution of Crate and Barrel’s growth strategy and managed its finance, accounting, information technology, warehousing, distribution and logistics, loss prevention, strategic planning, direct marketing operations and purchasing departments); and

•	Vice President of Amoco Corporation, a worldwide energy and chemical company, from December 1997 until April 1998 and Treasurer of Amoco Corporation from October 1993 until April 1998, as well as other capacities and positions from May 1989 until October 1993.

      Robert J. Winter, Jr. has been Executive Vice President — Development and Portfolio Management since November 2002. Mr. Winter also has held the following positions:

•	Senior Vice President — Development from June 2002 until November 2002;

•	Senior Vice President — Development Investments from July 2001 until June 2002;

•	President and Chief Executive Officer of Amli Commercial Properties Trust, a private real estate investment trust with office and industrial properties in the suburban Chicago market, from August 1998 until July 2001 (in this capacity, Mr. Winter was responsible for all aspects of the company’s business, including the development, management and ownership of its properties); and

•	President and Chief Executive Officer of Amli Commercial Properties, LLC, a limited liability company and predecessor of Amli Commercial Properties Trust, from November 1996 until July 1998 (in this capacity, along with developing the business, Mr. Winter was responsible for forming Amli Commercial Properties Trust).

Item 2. Properties.

      All capitalized terms used herein and not otherwise defined shall have the meanings given in the financial statements and notes thereto set forth in Item 8. Financial Statements and Supplementary Data. For information regarding encumbrances on our properties, see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Debt Financing — Mortgage Debt and Item 15. Exhibits, Financial Statements, Schedules and Reports on Form 8-K — Schedule III — Real Estate and Accumulated Depreciation as of December 31, 2003. All of our consolidated properties are held in fee simple interest, except for approximately 79 properties in which we have leasehold interests and do not own the land or a portion thereof and one property in which we are the mortgage holder.

General

      We are the largest publicly-held owner and operator of office properties in the United States based upon equity market capitalization and square footage. At December 31, 2003, we had a portfolio of 684 Office Properties comprising approximately 122.3 million square feet of commercial office space in 18 states and the District of Columbia, 75 Industrial Properties comprising approximately 5.8 million square feet and approximately 0.4 million square feet of office properties under development. Approximately 42.3% of the total square feet of our office properties is located in central business districts (“CBDs”) and approximately 57.7% is located in suburban markets. At December 31, 2003, our Office Properties were approximately 86.3% occupied and our Industrial Properties were approximately 86.6% occupied on a weighted average basis. No single tenant accounts for more than 2.0% of the aggregate annualized rent or 1.9% of the aggregate occupied square feet.

      For segment reporting purposes, the Office Properties are included in the “Office Properties” segment and the Industrial Properties are included in the “Corporate and Other” segment.

      All property data presented below are as of December 31, 2003.

Property Statistics

Office Properties

      The following table sets forth certain data relating to our Office Properties, including those we own in joint ventures with other partners. Our ten largest markets are presented from greatest to least based on property net operating income from continuing operations.

			Percentage of			Percentage of
			Office		Annualized Rent	Office
			Portfolio		for Occupied	Portfolio	Annualized Rent
	Number of	Rentable	Rentable	Percent	Square Feet	Annualized	Per Occupied
Primary Market	Buildings	Square Feet	Square Feet	Occupied	(in thousands)(a)	Rent	Square Foot(a)

San Francisco	81	10,951,996	9.0%	72.9%	$344,338	10.7%	$43.14
Boston	51	12,567,429	10.3%	92.4%	446,844	13.9%	38.46
San Jose	128	8,726,796	7.1%	83.7%	273,736	8.5%	37.48
Seattle	54	9,974,085	8.2%	86.7%	236,287	7.4%	27.32
New York	6	4,986,407	4.1%	97.5%	252,339	7.9%	51.93
Chicago	30	11,190,188	9.2%	86.6%	260,501	8.1%	26.87
Washington D.C.	25	6,041,210	4.9%	87.8%	179,655	5.6%	33.87
Los Angeles	43	6,786,081	5.6%	88.6%	179,691	5.6%	29.87
Atlanta	44	7,783,192	6.4%	79.4%	150,300	4.7%	24.31
Orange County	31	5,872,834	4.8%	92.9%	134,963	4.2%	24.74
All Others	191	37,374,707	30.6%	86.8%	752,185	23.4%	23.18

Total/ Weighted Average	684	122,254,925	100.0%	86.3%	$3,210,838	100.0%	$30.43

Industrial Properties

      The following table sets forth certain data relating to our Industrial Properties.

			Percentage of			Percentage of
			Industrial		Annualized Rent	Industrial
			Portfolio		for Occupied	Portfolio	Annualized Rent
	Number of	Rentable	Rentable	Percent	Square Feet	Annualized	Per Occupied
Primary Market	Buildings	Square Feet	Square Feet	Occupied	(in thousands)(a)	Rent	Square Foot(a)

Oakland-East Bay	46	3,764,586	65.5%	88.9%	$26,801	59.1%	$8.00
San Jose	28	1,855,673	32.3%	81.6%	18,099	39.9%	11.96
Los Angeles	1	130,600	2.3%	91.2%	461	1.0%	3.87

Total/ Weighted Average	75	5,750,859	100.0%	86.6%	$45,361	100.0%	$9.11

Lease Distribution

      The following table sets forth information relating to the distribution of the Office Property leases, based on occupied square feet.

		Percentage of		Percentage of
		Office	Annualized Rent	Office
	Total Occupied	Portfolio	for Occupied	Portfolio	Annualized Rent
	Square	Occupied	Square Feet	Annualized	Per Occupied
Square Feet Under Lease	Feet(b)	Square Feet	(in thousands)(a)	Rent(a)	Square Foot(a)

2,500 or less	4,930,318	4.7%	$136,258	4.2%	$27.64
2,501 – 5,000	7,565,356	7.2%	212,500	6.6%	28.09
5,001 – 7,500	6,329,159	6.0%	183,552	5.7%	29.00
7,501 – 10,000	5,055,378	4.8%	143,913	4.5%	28.47
10,001 – 20,000	15,428,173	14.7%	436,410	13.6%	28.29
20,001 – 40,000	17,062,916	16.3%	510,802	15.9%	29.94
40,001 – 60,000	9,974,539	9.5%	308,082	9.6%	30.89
60,001 – 100,000	10,927,854	10.4%	338,834	10.6%	31.01
100,001 or greater	27,550,342	26.3%	940,488	29.3%	34.14

Total/ Weighted Average	104,824,035	100.0%	$3,210,838	100.0%	$30.43

(a)	Annualized rent is the monthly contractual rent as of the reporting date, or if the current rent payable is $0 then the first monthly rent payment due, under existing leases as of December 31, 2003 multiplied by 12 months (“Annualized Rent”). This amount reflects total base rent and estimated expense reimbursements from tenants as of December 31, 2003 without regard to any rent abatements and contractual increases or decreases in rent subsequent to December 31, 2003. Total rent abatements for leases in place as of December 31, 2003, for the period from January 1, 2004 to December 31, 2004, are approximately $38.2 million for Office Properties and approximately $0.1 million for Industrial Properties. We believe Annualized Rent is a useful measure because this information can be used for comparison to current market rents as published by various third party sources.

(b)	Reconciliation for total net rentable square feet for Office Properties is as follows:

		Percent of
	Square Footage	Total

Square footage occupied by tenants	104,824,035	85.7%
Square footage used for management offices and building use	685,098	0.6%

Total occupied square feet	105,509,133	86.3%
Leased and unoccupied square feet	2,238,326	1.8%
Unleased square feet	14,507,466	11.9%

Total rentable square feet	122,254,925	100.0%

Office Lease Expiration Schedule(a)

December 31, 2003

     The following schedule is based upon the contractual termination date of the leases, without regard to any lease termination and/or renewal options. Some of our leases are subject to various forms of lease termination options exercisable by tenants. Depending on the form of the option, some of these options may or may not require the payment of a fee and a notice period as a condition to exercise. Although it is not possible to predict which tenants are likely to exercise these options, it has been our experience that markets in which the contractual rents are significantly higher than current market rents incur the greatest incidence of lease termination option exercises. As a result of these lease termination options and other factors, such as tenant insolvencies, the actual termination dates of some portion of the leases may vary from the contractual expiration date set forth in the schedule.

	2004 and
	month to
	month(b)	2005	2006	2007	2008	2009

	(Dollars in thousands except per square foot amounts)
San Francisco
Square Feet(c)	1,009,511	1,464,946	751,770	1,112,598	1,077,307	504,907
% Square Feet(d)	9.2%	13.4%	6.9%	10.2%	9.8%	4.6%
Annualized Rent for occupied square feet(e)	$39,893	$61,053	$36,794	$41,765	$45,072	$17,625
Annualized Rent per occupied square foot(e)	$39.52	$41.68	$48.94	$37.54	$41.84	$34.91
Boston
Square Feet(c)	1,193,587	1,146,422	880,327	1,474,248	1,382,875	1,002,949
% Square Feet(d)	9.5%	9.1%	7.0%	11.7%	11.0%	8.0%
Annualized Rent for occupied square feet(e)	$39,702	$41,251	$29,101	$58,157	$51,963	$40,439
Annualized Rent per occupied square foot(e)	$33.26	$35.98	$33.06	$39.45	$37.58	$40.32
San Jose
Square Feet(c)	831,826	1,694,765	987,895	674,406	371,645	256,563
% Square Feet(d)	9.5%	19.4%	11.3%	7.7%	4.3%	2.9%
Annualized Rent for occupied square feet(e)	$26,889	$52,910	$35,192	$25,508	$11,126	$7,303
Annualized Rent per occupied square foot(e)	$32.33	$31.22	$35.62	$37.82	$29.94	$28.46
Seattle
Square Feet(c)	1,105,585	1,099,859	1,062,424	770,384	1,221,543	777,771
% Square Feet(d)	11.1%	11.0%	10.7%	7.7%	12.2%	7.8%
Annualized Rent for occupied square feet(e)	$29,454	$34,443	$29,786	$22,108	$31,520	$18,142
Annualized Rent per occupied square foot(e)	$26.64	$31.32	$28.04	$28.70	$25.80	$23.33

[Additional columns below]

[Continued from above table, first column(s) repeated]

	2010	2011	2012	2013	Thereafter(f)	Totals

	(Dollars in thousands except per square foot amounts)
San Francisco
Square Feet(c)	886,179	337,684	49,195	240,878	546,662	7,981,637
% Square Feet(d)	8.1%	3.1%	0.4%	2.2%	5.0%	72.9%
Annualized Rent for occupied square feet(e)	$42,771	$16,533	$1,303	$9,134	$32,394	$344,338
Annualized Rent per occupied square foot(e)	$48.26	$48.96	$26.49	$37.92	$59.26	$43.14
Boston
Square Feet(c)	1,208,855	188,018	758,869	1,325,699	1,056,279	11,618,128
% Square Feet(d)	9.6%	1.5%	6.0%	10.5%	8.4%	92.4%
Annualized Rent for occupied square feet(e)	$46,552	$9,579	$33,644	$53,569	$42,885	$446,844
Annualized Rent per occupied square foot(e)	$38.51	$50.95	$44.33	$40.41	$40.60	$38.46
San Jose
Square Feet(c)	772,627	695,224	497,811	116,214	403,773	7,302,749
% Square Feet(d)	8.9%	8.0%	5.7%	1.3%	4.6%	83.7%
Annualized Rent for occupied square feet(e)	$31,097	$40,981	$31,153	$3,608	$7,969	$273,736
Annualized Rent per occupied square foot(e)	$40.25	$58.95	$62.58	$31.04	$19.74	$37.48
Seattle
Square Feet(c)	876,223	325,447	371,868	396,924	642,192	8,650,220
% Square Feet(d)	8.8%	3.3%	3.7%	4.0%	6.4%	86.7%
Annualized Rent for occupied square feet(e)	$25,715	$9,782	$11,056	$9,708	$14,575	$236,287
Annualized Rent per occupied square foot(e)	$29.35	$30.06	$29.73	$24.46	$22.70	$27.32

	2004 and
	month to
	month(b)	2005	2006	2007	2008	2009

	(Dollars in thousands except per square foot amounts)
New York
Square Feet(c)	325,549	143,751	199,790	151,962	127,331	1,183,361
% Square Feet(d)	6.5%	2.9%	4.0%	3.0%	2.6%	23.7%
Annualized Rent for occupied square feet(e)	$15,059	$7,733	$12,141	$7,625	$7,616	$66,069
Annualized Rent per occupied square foot(e)	$46.26	$53.80	$60.77	$50.18	$59.82	$55.83
Chicago
Square Feet(c)	1,093,803	969,846	1,353,517	822,915	1,692,289	633,073
% Square Feet(d)	9.8%	8.7%	12.1%	7.4%	15.1%	5.7%
Annualized Rent for occupied square feet(e)	$28,991	$27,199	$38,568	$22,090	$48,977	$19,916
Annualized Rent per occupied square foot(e)	$26.50	$28.04	$28.49	$26.84	$28.94	$31.46
Washington D.C.
Square Feet(c)	533,264	696,721	603,985	568,234	886,377	315,370
% Square Feet(d)	8.8%	11.5%	10.0%	9.4%	14.7%	5.2%
Annualized Rent for occupied square feet(e)	$16,242	$26,561	$21,954	$15,740	$29,214	$10,067
Annualized Rent per occupied square foot(e)	$30.46	$38.12	$36.35	$27.70	$32.96	$31.92
Los Angeles
Square Feet(c)	413,414	705,164	912,461	858,479	504,390	404,406
% Square Feet(d)	6.1%	10.4%	13.4%	12.7%	7.4%	6.0%
Annualized Rent for occupied square feet(e)	$12,222	$21,637	$28,097	$28,345	$15,287	$10,657
Annualized Rent per occupied square foot(e)	$29.56	$30.68	$30.79	$33.02	$30.31	$26.35
Atlanta
Square Feet(c)	514,867	537,442	1,335,908	780,908	560,938	600,417
% Square Feet(d)	6.6%	6.9%	17.2%	10.0%	7.2%	7.7%
Annualized Rent for occupied square feet(e)	$10,306	$12,721	$37,585	$16,663	$10,392	$18,007
Annualized Rent per occupied square foot(e)	$20.02	$23.67	$28.13	$21.34	$18.53	$29.99
Orange County
Square Feet(c)	745,620	978,571	810,986	848,413	1,328,553	251,658
% Square Feet(d)	12.7%	16.7%	13.8%	14.4%	22.6%	4.3%
Annualized Rent for occupied square feet(e)	$19,007	$25,741	$20,982	$21,877	$29,782	$6,293
Annualized Rent per occupied square foot(e)	$25.49	$26.30	$25.87	$25.79	$22.42	$25.01

[Additional columns below]

[Continued from above table, first column(s) repeated]

	2010	2011	2012	2013	Thereafter(f)	Totals

	(Dollars in thousands except per square foot amounts)
New York
Square Feet(c)	152,239	734,960	485,978	404,601	950,089	4,859,611
% Square Feet(d)	3.1%	14.7%	9.7%	8.1%	19.1%	97.5%
Annualized Rent for occupied square feet(e)	$7,526	$35,688	$21,462	$20,663	$50,757	$252,339
Annualized Rent per occupied square foot(e)	$49.44	$48.56	$44.16	$51.07	$53.42	$51.93
Chicago
Square Feet(c)	985,519	470,761	569,999	460,471	643,281	9,695,474
% Square Feet(d)	8.8%	4.2%	5.1%	4.1%	5.7%	86.6%
Annualized Rent for occupied square feet(e)	$25,605	$11,591	$16,391	$11,367	$9,807	$260,501
Annualized Rent per occupied square foot(e)	$25.98	$24.62	$28.76	$24.69	$15.24	$26.87
Washington D.C.
Square Feet(c)	251,275	458,056	298,406	232,322	460,714	5,304,724
% Square Feet(d)	4.2%	7.6%	4.9%	3.8%	7.6%	87.8%
Annualized Rent for occupied square feet(e)	$11,404	$14,505	$9,072	$8,042	$16,855	$179,655
Annualized Rent per occupied square foot(e)	$45.38	$31.67	$30.40	$34.62	$36.58	$33.87
Los Angeles
Square Feet(c)	416,565	196,635	528,546	398,439	676,917	6,015,416
% Square Feet(d)	6.1%	2.9%	7.8%	5.9%	10.0%	88.6%
Annualized Rent for occupied square feet(e)	$10,990	$5,904	$16,259	$13,416	$16,877	$179,691
Annualized Rent per occupied square foot(e)	$26.38	$30.03	$30.76	$33.67	$24.93	$29.87
Atlanta
Square Feet(c)	1,092,189	181,639	74,680	126,367	376,816	6,182,171
% Square Feet(d)	14.0%	2.3%	1.0%	1.6%	4.8%	79.4%
Annualized Rent for occupied square feet(e)	$27,443	$4,338	$1,704	$2,839	$8,301	$150,300
Annualized Rent per occupied square foot(e)	$25.13	$23.88	$22.82	$22.46	$22.03	$24.31
Orange County
Square Feet(c)	120,430	76,442	114,571	138,583	42,068	5,455,895
% Square Feet(d)	2.1%	1.3%	2.0%	2.4%	0.7%	92.9%
Annualized Rent for occupied square feet(e)	$2,983	$2,004	$2,820	$3,117	$357	$134,963
Annualized Rent per occupied square foot(e)	$24.77	$26.22	$24.62	$22.49	$8.48	$24.74

	2004 and
	month to
	month(b)	2005	2006	2007	2008	2009

	(Dollars in thousands except per square foot amounts)
All Others
Square Feet(c)	4,420,733	4,143,014	5,085,172	4,336,768	4,494,584	3,740,854
% Square Feet(d)	11.8%	11.1%	13.6%	11.6%	12.0%	10.0%
Annualized Rent for occupied square feet(e)	$99,875	$103,666	$122,662	$102,560	$99,245	$81,389
Annualized Rent per occupied square foot(e)	$22.59	$25.02	$24.12	$23.65	$22.08	$21.76
Total Portfolio
Square Feet(c)	12,187,759	13,580,501	13,984,235	12,399,315	13,647,832	9,671,329
% Square Feet(d)	10.0%	11.1%	11.4%	10.1%	11.2%	7.9%
Annualized Rent for occupied square feet(e)	$337,639	$414,916	$412,863	$362,439	$380,194	$295,907
Annualized Rent per occupied square foot(e)	$27.70	$30.55	$29.52	$29.23	$27.86	$30.60

[Additional columns below]

[Continued from above table, first column(s) repeated]

	2010	2011	2012	2013	Thereafter(f)	Totals

	(Dollars in thousands except per square foot amounts)
All Others
Square Feet(c)	1,589,704	967,788	890,933	774,370	1,999,188	32,443,108
% Square Feet(d)	4.3%	2.6%	2.4%	2.1%	5.3%	86.8%
Annualized Rent for occupied square feet(e)	$36,498	$25,592	$20,030	$21,151	$39,515	$752,185
Annualized Rent per occupied square foot(e)	$22.96	$26.44	$22.48	$27.31	$19.77	$23.18
Total Portfolio
Square Feet(c)	8,351,805	4,632,654	4,640,856	4,614,868	7,797,979	105,509,133
% Square Feet(d)	6.8%	3.8%	3.8%	3.8%	6.4%	86.3%
Annualized Rent for occupied square feet(e)	$268,585	$176,498	$164,895	$156,613	$240,290	$3,210,838
Annualized Rent per occupied square foot(e)	$32.16	$38.10	$35.53	$33.94	$30.81	$30.43

(a)	Based on the contractual termination date of the lease without regard to any early lease termination and/or renewal options.

(b)	Total square feet subject to month to month leases is approximately 955,976.

(c)	Total net rentable square feet represented by expiring leases.

(d)	Percentage of total net rentable square feet represented by expiring leases.

(e)	Based on annualized rent. Annualized rent is the monthly contractual rent as of the reporting date, or if the current rent payable is $0 then the first monthly rent payment due, under existing leases as of December 31, 2003 multiplied by 12 months (“Annualized Rent”). This amount reflects total base rent and estimated expense reimbursements from tenants as of December 31, 2003 without regard to any rent abatements and contractual increases or decreases in rent subsequent to December 31, 2003. Total rent abatements for leases in place as of December 31, 2003, for the period from January 1, 2004 to December 31, 2004, are approximately $38.2 million. We believe Annualized Rent is a useful measure because this information can be used for comparison to current market rents as published by various third party sources.

(f)	Management offices and building use square footage are included with $0 rent per square foot.

Item 3.	Legal Proceedings.

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

      Our Common Shares are traded on the New York Stock Exchange (“NYSE”) under the symbol “EOP.” On February 27, 2004, the reported closing sale price per Common Share on the NYSE was $28.54 and there were approximately 3,363 holders of record. The high and low sales prices and closing sales prices on the NYSE and distributions for the Common Shares during 2003 and 2002 are set forth in the table below:

Year	Quarter	High	Low	Close	Distributions

2003	Fourth	$29.30	$26.99	$28.65	$0.50
	Third	$28.20	$26.46	$27.53	$0.50
	Second	$27.92	$25.52	$27.01	$0.50
	First	$26.24	$23.31	$25.45	$0.50
2002	Fourth	$26.25	$22.96	$24.98	$0.50
	Third	$29.93	$22.78	$25.82	$0.50
	Second	$31.36	$27.96	$30.10	$0.50
	First	$30.60	$27.18	$29.99	$0.50

Item 6.     Selected Financial Data.

      The following sets forth our selected consolidated financial and operating information on a historical basis. The selected financial data has been derived from our historical consolidated financial statements. The following information should be read together with our consolidated financial statements and notes thereto included in Item 8. Financial Statements and Supplementary Data.

	For the years ended December 31,

	2003	2002	2001(1)	2000(2)	1999

	(Dollars in thousands, except per share data)
Operating Data:
Total revenues	$3,195,632	$3,359,766	$2,966,146	$2,164,707	$1,877,521
Lease termination income(3)	$68,408	$151,969	$41,230	$19,829	$15,948
Income from continuing operations	$549,124	$670,905	$564,578	$447,834	$413,466
Net income available to common shareholders	$603,190	$707,642	$563,796	$424,936	$382,092
Funds from Operations available to common shareholders — basic(4)	$1,134,290	$1,336,114	$1,034,671	$797,695	$656,345
Funds from Operations available to common shareholders plus assumed conversions(4)	$1,289,547	$1,520,268	$1,190,174	$924,907	$754,843
Property net operating income(5)	$2,111,793	$2,305,323	$2,020,847	$1,410,705	$1,207,259
Income from continuing operations per share-basic	$1.27	$1.49	$1.43	$1.47	$1.45
Income from continuing operations per share-diluted	$1.26	$1.49	$1.42	$1.45	$1.44
Net income available to common shareholders per share-basic	$1.50	$1.71	$1.57	$1.53	$1.49
Net income available to common shareholders per share-diluted	$1.50	$1.70	$1.55	$1.52	$1.48
Funds from Operations available to common shareholders per share — basic(4)	$2.83	$3.22	$2.87	$2.88	$2.56
Funds from Operations available to common shareholders plus assumed conversions per share(4)	$2.80	$3.18	$2.83	$2.82	$2.52
Cash distributions declared per Common Share	$2.00	$2.00	$1.90	$1.74	$1.58
Balance Sheet Data (at end of year):
Total assets	$24,189,010	$25,246,783	$25,808,422	$18,794,253	$14,046,058
Mortgage debt net of any discounts and premiums	$2,315,889	$2,507,890	$2,650,338	$2,915,801	$1,743,871
Unsecured notes net of any premiums and discounts	$8,828,912	$9,057,651	$9,093,987	$5,836,193	$3,655,047
Line of Credit	$334,000	$205,700	$244,300	$51,000	$453,000
Mandatorily Redeemable Preferred Shares	$299,500	$299,500	$299,500	$300,000	$300,000

	For the years ended December 31,

	2003	2002	2001(1)	2000(2)	1999

	(Dollars in thousands, except per share data)
Other Data (at end of year):
Number of Office Properties	684	734	774	381	294
Rentable square feet of Office Properties (in millions)	122.3	125.7	128.2	99.0	77.0
Occupancy of Office Properties	86.3%	88.6%	91.8%	94.6%	93.7%
Number of Industrial Properties	75	77	79	—	—
Rentable square feet of Industrial Properties (in millions)	5.8	6.0	6.0	—	—
Occupancy of Industrial Properties	86.6%	89.3%	92.8%	—	—

(1)	On July 2, 2001, we completed our acquisition by merger of Spieker Properties, Inc. (“Spieker”) at a cost of approximately $7.2 billion. As a result of the Spieker merger, we acquired an interest in 391 office properties containing approximately 28.3 million square feet and 98 industrial properties containing approximately 10.1 million square feet.

(2)	On June 19, 2000, we completed our acquisition by merger of Cornerstone Properties Inc. (“Cornerstone”) at a cost of approximately $4.5 billion. As a result of the Cornerstone merger, we acquired an interest in 82 properties containing approximately 18.9 million square feet.

(3)	These amounts are from continuing and discontinued operations and our share of unconsolidated joint ventures.

(4)	Refer to Item 7. Management’s Discussion and Analysis of Financial Condition — Funds from Operations for information regarding why we present funds from operations and for a reconciliation of this non-GAAP financial measure to net income.

(5)	Calculated as property operating revenue less property operating expense from continuing operations and discontinued operations. For more information, refer to Item 8. Financial Statements and Supplementary Data — Note 20 — Segment Information.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

      The following discussion and analysis is based primarily on the consolidated financial statements of Equity Office for the years presented and should be read together with the notes thereto contained in this Form 10-K. Terms employed herein as defined terms, but without definition, have the meanings set forth in the notes to the financial statements (See Item 8. Financial Statements and Supplementary Data).

Executive Summary

      We are the largest office REIT and publicly held owner of Office Properties in the nation based on market capitalization and square footage. We receive our revenue primarily from rental revenues generated by leases for our office space. The key factors that affect our business and financial results are the following:

•	the current economic environment, including its effect on white-collar job growth in markets in which we have a presence;

•	the occupancy rates of our Office Properties;

•	rental rates on new Office Property leases;

•	tenant improvement and leasing costs incurred to retain and obtain tenants;

•	the extent of early lease terminations and any lease termination fees;

•	operating expenses; and

•	the extent of any dispositions and acquisitions of Office Properties.

      2003 was the third consecutive year of economic slowdown marked by slow employment growth and the highest office vacancy in the United States in over 10 years. The poor economic environment and weak office markets adversely impacted our financial results. Our overall office occupancy has declined from 88.6% at December 31, 2002 to 86.3% at December 31, 2003. This was due to early lease terminations, which totaled approximately 5.4 million square feet and equated to approximately 4.4% of occupancy lost in our office portfolio. Market rental rates have continued to decline during the last two years and have significantly declined from their peak levels. Tenant improvement and leasing costs have increased dramatically due to the competitive market conditions for new leases. During 2003, we took advantage of favorable market conditions for property sales by disposing of approximately $933.1 million in non-core assets. In addition, we entered into joint ventures and sold a 75% to 80% interest in 13 Office Properties for approximately $596.5 million. We used the proceeds from these asset sales to pay down debt, redeem preferred shares, acquire strategic assets in core markets, partially fund distributions to common shareholders and unitholders and repurchase Common Shares and Units.

      On a macroeconomic level, we see office markets beginning to recover and a minimal new supply of space in most of our core markets. We expect net absorption of 25 to 30 million square feet in our top 20 markets in 2004. We anticipate annual growth in the gross domestic product in the range of 4% to 4.5% and office job growth of approximately 2.5% which we believe will lead to an increase in our occupancy level. Any changes in these assumptions could impact our financial results.

      As a result of the successful implementation of our new operating model, we enter 2004 with a more efficient operating platform. We intend to continue to refine our operating model in an effort to obtain additional efficiencies while improving customer service. Over the last two quarters, our occupancy has been stable at approximately 86% and we expect our average occupancy to increase approximately 1% to 2% during 2004. Although market rental rates have begun to stabilize in many of our markets, the roll down of rents on our expiring leases (assuming market rental rates do not recover from their existing levels) will continue to adversely impact our rental revenues, net income and funds from operations for the foreseeable future. We expect the cost to obtain and keep tenants, such as tenant improvements, leasing commissions, free rent and other concessions to approximate 2003 levels during 2004. As part of our capital allocation strategy of taking advantage of favorable market conditions to exit non-core markets, we expect to be net sellers of real estate again in 2004, which will further reduce our income from continuing operations and funds from operations, and may also result in gains or losses on sales of properties and potential impairment charges.

      The remaining portion of our Management’s Discussion and Analysis of Financial Condition and Results of Operations will help you understand:

•	the key transactions that we completed during the year;

•	our critical accounting policies and estimates;

•	our results of operations for the last three years;

•	our liquidity and capital resources; and

•	our funds from operations.

Key Transactions in 2003

      During 2003, we completed the following key transactions:

•	we disposed of 53 office properties, two industrial properties and four vacant land parcels in various transactions to unaffiliated parties for approximately $933.1 million. The sold office properties consisted of approximately 5,182,707 square feet and 32 residential units, and the industrial properties consisted of approximately 216,900 square feet. With these transactions, we exited the following markets: Salt Lake City, UT; Riverside, CA; Fort Worth, TX; Charlotte, NC; and San Antonio, TX;

•	we sold partial interests in 13 Office Properties consisting of approximately 3,284,431 square feet for approximately $596.5 million;

•	we acquired two Office Properties for approximately $183.2 million consisting of approximately 829,293 square feet;

•	we placed into service four developments consisting of five buildings and approximately 1,218,215 square feet;

•	we entered into $500 million of forward-starting interest rate swaps;

•	we repaid $400 million of unsecured notes that matured in November 2003;

•	we issued $500 million of unsecured notes due January 2013 at an effective annual interest rate of 5.98% and used a portion of the net proceeds to repay $300 million of unsecured notes that matured in February 2003;

•	we obtained a new three-year $1.0 billion revolving credit facility in May 2003;

•	we obtained a $1.0 billion 364-day credit facility in December 2003;

•	we announced the redemption of, and subsequently redeemed in 2004, 4,562,900 outstanding 8 5/8% Series C Cumulative Redeemable Preferred Shares of Beneficial Interest for approximately $114.6 million, which included approximately $0.6 million of accrued distributions;

•	we redeemed the 7.875% Series E Cumulative Redeemable Preferred Shares for approximately $151.9 million, which included approximately $1.9 million of accrued distributions;

•	we redeemed the 8.00% Series F Cumulative Redeemable Preferred Shares for approximately $100.0 million; and

•	we repurchased 14,236,400 Common Shares at an average price of $25.53 per share for a total of $363.5 million.

Critical Accounting Policies and Estimates

      Our significant accounting policies are described in Note 2 to the consolidated financial statements included in Item 8 of this Form 10-K. We believe our most critical accounting policies include allowance for doubtful accounts, impairment of long-lived assets, depreciation and the fair value of financial instruments including derivative instruments, each of which we discuss below.

Allowance for Doubtful Accounts

      Rental revenue from our tenants is our principal source of revenue and is recognized in accordance with GAAP based on the contractual terms of the leases. We monitor the collectibility of accounts receivable from our tenants on an on-going basis. Based on this analysis, historical experiences and the current economic environment, we establish provisions, and maintain an allowance for doubtful accounts for estimated losses resulting from the possible inability of our tenants to make required rent payments to us. An allowance for doubtful accounts is recorded during each period and the bad debt expense is netted against rental revenue in our consolidated statements of operations. The allowance for doubtful accounts, which represents the cumulative allowances less write-offs of uncollectible rent, is netted against tenant and other receivables and deferred rent receivable on our consolidated balance sheets.

      As a result of the slow down in economic activity, we have continued to experience uncollectible receivables, although at lower levels than prior periods, relating to tenants in bankruptcy or tenants experiencing financial difficulty. Although our historical bad debt expense has been based on the factors described above, if we incorrectly estimate the required allowance for doubtful accounts, our financial condition and results of operations could be adversely affected. Below is our bad debt expense from continuing operations for each of the three years in the period ended December 31, 2003.

	For the years ended December 31,

	2003	2002	2001

	(Dollars in thousands)
Bad debt expense	$12,592	$27,767	$24,653
Property operating revenues	$3,179,771	$3,343,859	$2,951,061
Bad debt expense as a percentage of property operating revenues	0.40%	0.83%	0.84%

Impairment of Long-Lived Assets

      We review our long-lived assets for potential impairment in accordance with FAS 144, Accounting for the Impairment and Disposal of Long-Lived Assets. Under FAS 144, an impairment loss must be recognized when the carrying value of a long lived asset is not recoverable. The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. If it is determined that a permanent impairment of a long-lived asset has occurred, the carrying value of the asset is reduced to its fair value and an impairment loss is recognized for the difference between the carrying value and the fair value.

      Our estimate of the expected future cash flows used in testing for impairment is highly subjective and based on among other things, our estimates regarding current and future market conditions, rental rates, occupancy levels, costs of tenant improvements, leasing commissions and other tenant concessions, and assumptions regarding the residual value of our Properties at the end our anticipated holding period. These assumptions could differ materially from actual results in future periods. Since FAS 144 provides that the future cash flows used in this analysis be considered on an undiscounted basis, our historically established intent to hold properties over the long term directly decreases the likelihood of recording an impairment loss. If our strategy changes or if market conditions otherwise dictate an earlier sale date, an impairment loss could be recognized and such loss could be material.

      During 2003, we recognized an impairment of approximately $7.5 million on an Office Property (See Item 8. Financial Statements and Supplementary Data Note 8 — Impairment). There were no impairments in 2002. During 2001, we recognized an impairment of approximately $2.5 million on an investment in an unconsolidated joint venture that was held for sale.

Depreciation

      Statement of Financial Accounting Standards No. 141 (“SFAS No. 141”) Business Combinations was effective July 1, 2001. Depreciation expense on Properties acquired prior to July 1, 2001 was computed using the straight-line method based on an estimated useful life of 40 years. A significant portion of the acquisition cost of each property was allocated to building (usually 85% to 90% unless the property was subject to a ground lease in which case 100% of the acquisition cost was allocated to building). Depreciation expense on properties acquired subsequent to the effective date of SFAS No. 141 is based on the allocation of the acquisition cost to land, building, tenant improvements and intangibles and the determination of their useful lives are based on management’s estimates. If we do not appropriately allocate to these components or we incorrectly estimate the useful lives of these components, our computation of depreciation and amortization expense may not appropriately reflect the actual impact of these costs over future periods, which will affect net income.

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

      We are also required periodically to adjust the carrying values of interest rate swaps, as well as the underlying hedged liability, if applicable, to its fair value. In determining the fair value of interest rate swaps, we rely on third party quotations to adjust these instruments, as well as the hedged liability, if applicable, to its fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives either will be offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative’s change in fair value will be immediately recognized in earnings.

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

Accounting Policy Adopted in 2003

      Effective January 1, 2003, we adopted Statement of Financial Accounting Standards No. 123 (“Statement 123”) Accounting for Stock Based Compensation, which requires a fair value based accounting method for determining compensation expense associated with the issuance of share options and other equity awards. See Item 8. Financial Statements and Supplementary Data Note 2 — Summary of Significant Accounting Policies for more information.

Accounting Policies Adopted in 2002

      Effective January 1, 2002, we adopted the provisions of Statement of Financial Accounting Standards No. 144 (“SFAS No. 144”) Accounting for the Impairment or Disposal of Long-Lived Assets, which is effective for financial statements issued for fiscal years beginning after December 15, 2001. SFAS No. 144 addresses the financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 extends the reporting requirements of discontinued operations to include components of an entity that have either been disposed of or are classified as held for sale. The operating results of the properties sold in 2003 and 2002 have been classified as discontinued operations in the consolidated statements of operations for each of the three years in the period ended December 31, 2003 included herein.

      In accordance with Statement of Financial Accounting Standards No. 145 (“SFAS No. 145”), Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections, effective for financial statements issued for fiscal years beginning after May 15, 2002, any gain or loss on extinguishment of debt that was classified as an extraordinary item in prior periods shall be reclassified. As a result of the adoption, an extraordinary loss of approximately $9.4 million in the year ended December 31, 2001 was reclassified to “amortization of deferred financing costs and prepayment expenses”.

Impact of New Accounting Standards

      See Item 8. Financial Statements and Supplementary Data Note 3 — Impact of New Accounting Standards for the impact of new accounting standards on our financial condition and results of operations.

Results of Operations

Trends in Occupancy, Rental Rates, Lease Terminations, Tenant Improvements and Leasing Costs and Uncollectible Receivables

      We receive our revenue primarily from rental revenue generated by leases for office and industrial space for which we are the lessor. Our revenues also include reimbursements from our tenants for certain operating costs and revenues from parking facilities. As a result of the slowdown in economic activity and decline in white-collar employment, we have experienced a decrease both in our occupancy rates and overall market rental rates and an increase in costs to re-lease space. Below is a summary of our leasing activity for tenants taking occupancy for the periods presented for our Office Properties. Our 10 largest markets in terms of property net operating income from continuing operations in order from greatest to least are San Francisco, Boston, San Jose, Seattle, New York, Chicago, Washington D.C., Los Angeles, Atlanta and Orange County. These markets accounted for approximately 78.4% of our property net operating income from continuing operations in the fourth quarter of 2003.

	For the years ended
	December 31,

	2003	2002

Office Property Data:
10 Largest Markets:
Portion of total office portfolio based on square feet at end of year	69.4%	68.1%
Occupancy at end of year	86.1%	88.8%
Gross square footage for tenants whose lease term commenced during the year	15,218,840	13,582,766
Weighted average annual rent per square foot for tenants whose lease term commenced during the year (a)(b)	$27.93	$31.54
Gross square footage for expiring and terminated leases during the year	15,932,288	16,308,269
Weighted average annual rent per square foot for expiring and terminated leases during the year(a)	$31.12	$31.19
Total Office Portfolio:
Portion of total portfolio based on square feet at end of year	100.0%	100.0%
Occupancy at end of year	86.3%	88.6%
Gross square footage for tenants whose lease term commenced during the year	22,684,488	20,620,427
Weighted average annual rent per square foot for tenants whose lease term commenced during the year (a)(b)	$25.68	$28.48
Gross square footage for expiring and terminated leases during the year	23,976,592	23,711,452
Weighted average annual rent per square foot for expiring and terminated leases during the year(a)	$28.14	$28.61

(a)	These weighted average rental rates are based on the average annual base rent per square foot over the term of each of the leases and the current estimated tenant reimbursements, if any.

(b)	Weighted average annual rent per square foot for new office leases for which the tenants have occupied the space during the relevant period may lag behind market because leasing decisions typically are made anywhere from one month to 12 or more months prior to taking occupancy.

      A significant contributor to the decline in occupancy for our Office Properties since the beginning of 2002 has been early lease terminations. From January 1, 2002 through December 31, 2003, early lease terminations affected approximately 11.2 million square feet and we received lease termination fees of approximately $219.8 million. Although lease termination fees increase current period income, future rental income will most likely be reduced because, given the decline in market rents, it is unlikely we will collect the full contracted amount which had been payable under the terminated leases from new tenants who may occupy the vacated space. We will also often incur downtime and additional costs to relet the space. Although there is no way of predicting future lease terminations, we currently anticipate that lease termination fees will be relatively stable in 2004 as compared to 2003 and the affected square feet should be less in 2004 than 2003. The amount of lease termination fees are not necessarily proportionate to the square footage of leases being terminated. Although occupancy has declined since the beginning of 2002, it has stabilized over the last two quarters at approximately 86% and given the current rate of new leasing activity, we expect our average occupancy to increase approximately 1% to 2% in 2004. We estimate that for each 1% change in the average occupancy of our Office Properties there is a corresponding $30 million to $35 million change in our net operating income.

      As indicated in the table above, due to the weak economy, there has been a general decline in market rental rates for Office Properties in 2002 and 2003 as reflected by the difference between the weighted average annual rent per square foot for expiring and terminated leases compared to the weighted average annual rent per square foot for tenants whose lease term commenced during the same period. This roll down in rents adversely affected our rental revenues in 2002 and 2003 and unless the economy recovers and market rental rates increase substantially from their current levels, is expected to adversely affect our rental revenues in subsequent periods as we enter into new leases. The actual rental rates at which available space will be relet will depend on prevailing market factors at the time. We currently estimate that the average annual total rent of approximately $30.43 per square foot as of December 31, 2003 for all our Office Properties (See Item 2. Properties) is approximately $3.50 to $4.00 per square foot above market rent and expect this trend to continue in 2004. As of December 31, 2003, approximately 65.8 million square feet of occupied space (approximately 62.4% of the total occupied square feet) is scheduled to expire through 2008. The square footage of leases scheduled to expire in each of the next five years and the average annual rent per square foot for these leases is presented below.

		Annualized Rent per Occupied
Year	Square Feet of Expiring Leases (a)	Square Foot (b)

2004	12,187,759	$27.70
2005	13,580,501	$30.55
2006	13,984,235	$29.52
2007	12,399,315	$29.23
2008	13,647,832	$27.86

Total/Average	65,799,642	$29.00

(a)	Based on the contractual termination date of the lease without regard to any early lease termination and/or renewal options.
(b)	Based on annualized rent. Annualized rent is the monthly contractual rent as of the reporting date, or if the current rent payable is $0 then the first monthly rent payment due, under existing leases as of December 31, 2003 multiplied by 12 months (“Annualized Rent”). This amount reflects total base rent and estimated expense reimbursements from tenants as of December 31, 2003 without regard to any rent abatements and contractual increases or decreases in rent subsequent to December 31, 2003. Total rent abatements for leases in place as of December 31, 2003, for the period from January 1, 2004 to December 31, 2004 are approximately $38.2 million. We believe Annualized Rent is a useful measure because this information can be used for comparison to current market rents as published by various third party sources.

      During 2003, we experienced material increases in tenant improvement and leasing costs as a result of competitive market conditions for new and renewal leases. The weighted average tenant improvement and leasing cost per square foot incurred for office leases which commenced during 2003 was approximately $19.05, a substantial increase compared to the cost of $13.59 per square foot incurred in 2002. These increases in tenant improvement and leasing costs resulted in a decrease in net effective rents (contract rents reduced by tenant improvement costs, leasing commissions and any free rent periods) for lease renewals and retenanted properties. We expect tenant improvement and leasing costs to be approximately $18 to $20 per square foot in 2004.

      We have also continued to experience uncollectible receivables, although at lower levels than prior periods, relating to tenants in bankruptcy or tenants experiencing financial difficulty. Bad debt expense relating to uncollectible receivables (from continuing operations) was approximately $12.6 million, $27.8 million and $24.7 million in 2003, 2002 and 2001, respectively. We anticipate that the level of uncollectible receivables in 2004 will be similar to 2003. Although we have collateral from many of our tenants, mostly in the form of security deposits and letters of credit, such collateral is generally not sufficient to cover the full cost of releasing the space and additional write-offs of tenant receivables may occur.

Trends in Property Operating Expenses

      In 2001, we initiated a comprehensive analysis of our operating structure with the help of a management consulting firm and our employees. The goal of the analysis was to streamline operations, improve customer service, reduce lease cycle time, increase occupancy, retain tenants and reduce operating expenses. The analysis resulted in a significant reengineering effort called EOPlus. As part of this effort, many of the activities that occurred at the property level have been centralized into regional offices with a view towards allowing property managers to spend more time building customer relationships. The centralization of each region’s operations is designed to provide higher service to our customers at a lower cost. By consolidating our property management offices, we made available for leasing almost 400,000 square feet of office space in 2003. As of December 31, 2003, we have approximately 15% fewer employees at the property level than at the end of 2001. We have also created a central purchasing function to review and analyze our goods and services expenditures. The goal of the central purchasing function is to obtain preferred pricing, reduce the number of our vendors and reduce the number of invoices we process.

Period-to-Period Comparisons

Acquisition and Disposition Activity

      Below is a summary of our acquisition and disposition activity since January 1, 2002. The buildings and total square feet shown include properties we own in joint ventures with other partners that we either consolidate or account for under the equity method. The total square feet of these unconsolidated properties is included in the table. Excluding the joint venture partners’ share of the square feet of the office properties, we effectively owned 113,580,631 square feet of office space as of December 31, 2003.

	Office Properties		Industrial Properties

		Total		Total
	Buildings	Square Feet	Buildings	Square Feet

Properties owned as of:
January 1, 2002	774	128,233,987	79	6,044,831
Acquisitions	2	260,372	—	—
Developments placed in service	3	330,646	—	—
Dispositions	(45)	(3,113,189)	(2)	(77,072)
Building remeasurements	—	13,583	—	—

December 31, 2002	734	125,725,399	77	5,967,759
Acquisitions	2	829,293	—	—
Developments placed in service	5	1,218,215	—	—
Dispositions(a)	(53)	(5,182,707)	(2)	(216,900)
Property taken out of service(b)	(4)	(450,548)	—	—
Building remeasurements	—	115,273	—	—

December 31, 2003	684	122,254,925	75	5,750,859

(a)	Excludes partial sales of real estate because the properties are still included in our portfolio.

(b)	Cambridge Science Center (f/k/a Riverview I) is now considered a development and 175 Wyman has been taken out of service and is being held for potential redevelopment.

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

      Included in property operating revenues are rental revenue, tenant reimbursements, parking and other. Included in property operating expenses are insurance, repairs and maintenance and property operating expenses.

Comparison of the year ended December 31, 2003 to the year ended December 31, 2002

      The table below represents selected operating information for the Total Portfolio and for the core portfolio consisting of 647 consolidated Office Properties, 75 Industrial Properties and 22 unconsolidated joint venture Properties acquired or placed in service on or prior to January 1, 2002. The core portfolio results below include the results of the 13 Office Properties in which we sold partial interests and entered into joint venture agreements during the fourth quarter 2003 because these properties were sold on December 30, 2003.

	Total Portfolio				Core Portfolio

			Change				Change

	2003	2002	$	%	2003	2002	$	%

(Dollars in thousands)
Property operating revenues	$3,179,771	$3,343,859	$(164,088)	(4.9)%	$3,138,385	$3,323,859	$(185,474)	(5.6)%
Fee income	15,861	15,907	(46)	(0.3)	—	—	—	—

Total revenues	3,195,632	3,359,766	(164,134)	(4.9)	3,138,385	3,323,859	(185,474)	(5.6)

Depreciation and amortization	715,548	662,875	52,673	7.9	689,611	648,531	41,080	6.3
Real estate taxes	351,537	360,488	(8,951)	(2.5)	344,257	356,730	(12,473)	(3.5)
Property operating expenses	775,042	788,207	(13,165)	(1.7)	759,568	782,195	(22,627)	(2.9)
Ground rent	20,287	20,325	(38)	(0.2)	18,624	20,075	(1,451)	(7.2)
General and administrative(a)	62,479	65,790	(3,311)	(5.0)	—	—	—	—
Impairment of long-lived asset	7,500	—	7,500	—	7,500	—	7,500	—

Total expenses	1,932,393	1,897,685	34,708	1.8	1,819,560	1,807,531	12,029	0.7

Operating income	1,263,239	1,462,081	(198,842)	(13.6)	1,318,825	1,516,328	(197,503)	(13.0)

Interest/dividend income	12,583	22,148	(9,565)	(43.2)	3,839	3,771	68	1.8
Realized gain on sale of marketable securities	9,286	—	9,286	—	—	—	—	—
Interest expense(b)	(827,335)	(814,645)	(12,690)	1.6	(187,259)	(198,110)	10,851	(5.5)

Total other income / expense	(805,466)	(792,497)	(12,969)	1.6	(183,420)	(194,339)	10,919	(5.6)

Income before income taxes, allocation to minority interests, income from investments in unconsolidated joint ventures and net gain on partial sales of real estate	457,773	669,584	(211,811)	(31.6)	1,135,405	1,321,989	(186,584)	(14.1)
Income taxes	(5,373)	(9,126)	3,753	(41.1)	(911)	(1,999)	1,088	(54.4)
Minority interests	(82,268)	(96,405)	14,137	(14.7)	(9,307)	(7,253)	(2,054)	28.3
Income from investments in unconsolidated joint ventures	79,882	106,852	(26,970)	(25.2)	53,131	68,630	(15,499)	(22.6)
Net gain on partial sales of real estate	99,110	—	99,110	—	99,110	—	99,110	—

Income from continuing operations	549,124	670,905	(121,781)	(18.2)	1,277,428	1,381,367	(103,939)	(7.5)
Discontinued operations (including net gain on sales of real estate of $61,953 and $17,926, respectively)	105,938	99,310	6,628	6.7	—	—	—	—

Net income	$655,062	$770,215	$(115,153)	(15.0)%	$1,277,428	$1,381,367	$(103,939)	(7.5)%

Property net operating income from continuing operations(c)	$2,053,192	$2,195,164	$(141,972)	(6.5)%	$2,034,560	$2,184,934	$(150,374)	(6.9)%

Deferred rental revenue	$73,082	$67,412	$5,670	8.4%	$70,298	$66,451	$3,847	5.8%

Lease termination fees	$62,578	$104,178	$(41,600)	(39.9)%	$62,110	$103,469	$(41,359)	(40.0)%

(a)	Corporate general and administrative expense is not allocated to the Core Portfolio because these expenses are not directly incurred in connection with any specific Property.

(b)	Interest expense (including amortization of deferred financing costs and prepayment expenses) for the core portfolio represents interest expense on property secured mortgage debt and does not include interest expense on the unsecured notes or the line of credit.

(c)	Represents segment data. See Item 8. Financial Statements and Supplementary Data Note 20-Segment Information.

Property Operating Revenues

      The decrease in property operating revenues in the Total Portfolio was primarily attributable to reduced occupancy in the core portfolio from 91.8% at January 1, 2002 to 86.5% at December 31, 2003 and a decrease in lease termination fees. A large portion of the decrease in occupancy was due to early lease terminations. In addition to the decline in occupancy, rental revenues declined as a result of decreased average rental rates on new leases as compared to average rental rates on expiring leases.

Depreciation and Amortization

      Total Portfolio and core portfolio depreciation and amortization expense increased from the prior period primarily as a result of capital and tenant improvements made since the beginning of the prior period and from an increase in deferred leasing costs.

Real Estate Taxes

      Real estate taxes decreased for the Total Portfolio and core portfolio primarily due to a decrease in real estate taxes in the California regions of approximately $11.5 million and the Seattle region of approximately $2.8 million, partially offset by an increase in real estate taxes in the New York region of approximately $6.3 million.

Property Operating Expenses

      For the core portfolio, property operating expenses decreased primarily as a result of lower utility expense of approximately $13.8 million and lower insurance expense of approximately $11.0 million. Insurance expense decreased primarily as a result of changes in our insurance program and favorable loss experience. In addition, repairs and maintenance expense decreased by approximately $8.8 million primarily due to lower occupancy and the renegotiation of service contracts. Payroll expense decreased by approximately $4.3 million due to staff reductions. These decreases in property operating expenses were partially offset by increases in property operating general and administrative expenses which include legal, advertising, leasing and payroll costs and by severance expense of approximately $5.4 million in 2003.

General and Administrative Expenses

      We incurred approximately $4.2 million of corporate level severance expense in 2003 compared to $7.2 million in 2002. The severance expense consisted of the accelerated vesting of share options and restricted shares as well as cash payments.

      Beginning in fiscal 2003, we reclassified regional operating expenses and other costs directly associated with property operations from general and administrative expenses to property operating expenses. The regional offices exist to provide oversight for the management and leasing of the Properties. Accordingly, these expenses were classified as property operating expenses and all prior periods have been reclassified to provide for comparability. This reclassification did not change the prior period results or shareholders’ equity.

Impairment

      During 2003, an Office Property was deemed to be impaired due to an analysis of its future undiscounted cash flows. As a result, we recognized a permanent impairment charge of $7.5 million, which reduced the book value of the property to its estimated fair value of $3.8 million.

Interest/Dividend Income

      Interest and dividend income decreased for the Total Portfolio by approximately $9.6 million primarily as a result of lower interest and dividends from various notes receivable and investments, which either matured or were redeemed during the period.

Realized Gain on Sale of Marketable Securities

      During 2002, we entered into an early lease termination agreement with a tenant that was scheduled to occupy an entire building. As part of the consideration for the lease termination, we received five million shares of common stock. These securities were sold during the first quarter of 2003 at a gain of approximately $8.1 million. The remaining realized gain of approximately $1.2 million was due to the sale of other securities.

Interest Expense

      Interest expense for the Total Portfolio increased primarily as a result of a $10.4 million decrease of capitalized interest related to several developments that were completed and placed into service. Interest expense for the core portfolio decreased primarily as a result of mortgage debt repayments.

Income Taxes

      Income taxes for the Total Portfolio decreased because in 2002 we incurred approximately $5.0 million of income taxes as a result of a $40.0 million lease termination. (See “Income from Investment in Unconsolidated Joint Ventures” below).

Minority Interests

      Minority interests for the Total Portfolio decreased because of the decrease in net income during 2003 as compared to 2002.

Income from Investments in Unconsolidated Joint Ventures

      Income from investments in unconsolidated joint ventures decreased for the Total Portfolio primarily due to a decrease in lease termination fees from $46.4 million to $3.7 million and a decrease in property operating revenues at the core portfolio, partially offset by a $2.3 million decrease in interest expense on variable rate mortgage debt at the core portfolio and by a development property placed in service in 2003. The decrease in property operating revenues at the core portfolio was primarily attributable to reduced occupancy and decreased average rental rates on new leases as compared to average rental rates on expiring leases.

Net Gain on Partial Sales of Real Estate

      The net gain in 2003 related to the partial sale of our interests in 13 Office Properties. In accordance with SFAS No. 144, the net income from these Properties, which includes the net gain on sale, is not classified as discontinued operations because we still maintain an on-going involvement with the operation of these Properties.

Discontinued Operations

      The increase in discontinued operations is a result of a higher net gain on the sale of properties in 2003 as compared to 2002, offset by the loss of net income due to the sales. Discontinued operations in 2002 includes the net income of properties sold in 2002 and in 2003 whereas the discontinued operations in 2003 only includes the net income of properties sold in 2003.

Comparison of the year ended December 31, 2002 to the year ended December 31, 2001

      The table below represents selected operating information for the Total Portfolio and for the core portfolio consisting of 355 consolidated Office Properties and 23 unconsolidated joint venture Office Properties acquired or placed in service on or prior to January 1, 2001.

	Total Portfolio				Core Portfolio

			Change				Change

	2002	2001	$	%	2002	2001	$	%

(Dollars in thousands)
Property operating revenues	$3,343,859	$2,951,061	$392,798	13.3%	$2,508,762	$2,567,558	$(58,796)	(2.3)%
Fee income	15,907	15,085	822	5.4	—	—	—	—

Total revenues	3,359,766	2,966,146	393,620	13.3	2,508,762	2,567,558	(58,796)	(2.3)

Depreciation and amortization	662,875	553,328	109,547	19.8	507,556	490,125	17,431	3.6
Real estate taxes	360,488	331,182	29,306	8.8	303,730	298,532	5,198	1.7
Property operating expenses	788,207	677,440	110,767	16.4	627,711	605,120	22,591	3.7
Ground rent	20,325	16,692	3,633	21.8	11,571	12,632	(1,061)	(8.4)
General and administrative(a)	65,790	42,321	23,469	55.5	—	—	—	—
Impairments	—	135,220	(135,220)	(100.0)	—	—	—	—

Total expenses	1,897,685	1,756,183	141,502	8.1	1,450,568	1,406,409	44,159	3.1

Operating income	1,462,081	1,209,963	252,118	20.8	1,058,194	1,161,149	(102,955)	(8.9)

Interest/dividend income	22,148	40,015	(17,867)	(44.7)	3,913	4,940	(1,027)	(20.8)
Interest expense(b)	(814,645)	(742,586)	(72,059)	9.7	(196,014)	(220,213)	24,199	(11.0)

Total other income/expense	(792,497)	(702,571)	(89,926)	12.8	(192,101)	(215,273)	23,172	(10.8)

Income before income taxes, allocation to minority interests and income from investments in unconsolidated joint ventures	669,584	507,392	162,192	32.0	866,093	945,876	(79,783)	(8.4)
Income taxes	(9,126)	(8,745)	(381)	4.4	(1,027)	(1,535)	508	(33.1)
Minority interests	(96,405)	(84,934)	(11,471)	13.5	(7,146)	(8,685)	1,539	(17.7)
Income from investments in unconsolidated joint ventures	106,852	69,203	37,649	54.4	71,792	64,504	7,288	11.3
Net gain on sales of real estate	—	81,662	(81,662)	(100.0)	—	8,000	(8,000)	(100.0)

Income from continuing operations	670,905	564,578	106,327	18.8	929,712	1,008,160	(78,448)	(7.8)
Discontinued operations (including net gain on sales of real estate of $17,926 in 2002)	99,310	55,746	43,564	78.1	—	—	—	—

Income before extraordinary item and cumulative effect of a change in accounting principle	770,215	620,324	149,891	24.2	929,712	1,008,160	(78,448)	(7.8)
Extraordinary item	—	(1,000)	1,000	(100.0)	—	(268)	268	(100.0)
Cumulative effect of a change in accounting principle	—	(1,142)	1,142	(100.0)	—	—	—	—

Net income	$770,215	$618,182	$152,033	24.6%	$929,712	$1,007,892	$(78,180)	(7.8)%

Property net operating income from continuing operations(c)	$2,195,164	$1,942,439	$252,725	13.0%	$1,577,321	$1,663,906	$(86,585)	(5.2)%

Deferred rental revenue	$67,412	$66,530	$882	1.3%	$31,811	$49,951	$(18,140)	(36.3)%

Lease termination fees	$104,178	$39,438	$64,740	164.2%	$46,497	$34,732	$11,765	33.9%

(a)	Corporate general and administrative expense is not allocated to the core portfolio because these expenses are not directly incurred in connection with any specific Property.

(b)	Interest expense (including amortization of deferred financing costs and prepayment expenses) for the core portfolio represents interest expense on property secured mortgage debt and does not include interest expense on the unsecured notes or the line of credit.

(c)	Represents segment data. See Item 8. Financial Statements and Supplementary Data Note 20-Segment Information.

Property Operating Revenues

      The increase in property operating revenues in the Total Portfolio was primarily due to the Spieker merger in July 2001, which was partially offset by a decrease in occupancy in the core portfolio as described below. In addition, lease termination fees were $104.2 million in 2002 as compared to $39.4 million in 2001. Included in the lease termination fees of $104.2 million in 2002 was approximately $46.1 million from one tenant. The primary reason for the increase in the lease termination fees and the decrease in occupancy was the slowdown in economic activity. Lease termination fees relate to specific tenants, each of which has paid a fee to terminate its lease obligations before the end of the contractual term of the lease.

      The decrease in property operating revenues in the core portfolio was primarily due to a decrease in occupancy from 94.5% at January 1, 2001 to 89.2% at December 31, 2002. Occupancy decreased primarily due to tenant rollover and early lease terminations where the space was not re-leased. The decrease in property operating revenues was partially offset by lease termination fees of $46.5 million in 2002 as compared to $34.7 million in 2001.

Depreciation and Amortization

      Total Portfolio depreciation and amortization expense increased primarily due to the Spieker merger and capital and tenant improvements made during each year. Core portfolio depreciation and amortization expense increased as a result of capital and tenant improvements made during each year.

Property Operating Expenses and Real Estate Taxes

      Total Portfolio property operating expenses and real estate taxes increased primarily due to the Spieker merger. Core portfolio property operating expenses and real estate taxes increased primarily due to an increase of approximately $4.5 million for safety and security expense and higher insurance premiums of approximately $8.4 million primarily due to the terrorist attacks on September 11, 2001, an increase of approximately $10.6 million for repairs and maintenance and an increase in real estate taxes of approximately $5.2 million. The increase in property operating expenses and real estate taxes was partially offset by a decrease of approximately $8.2 million in utilities expense.

Ground Rent

      Ground rent for the Total Portfolio increased from the prior period primarily due to the Spieker merger as several Properties acquired in the Spieker merger are subject to ground leases.

General and Administrative Expenses

      General and administrative expenses increased primarily due to professional and consulting fees related to the EOPlus initiative of $15.7 million and severance expense of approximately $7.3 million in 2002. The total severance consisted of severance payments and the accelerated vesting of share options and restricted shares.

      Beginning in fiscal 2003, we reclassified regional operating expenses and other costs directly associated with property operations from general and administrative expenses to property operating expenses. The regional offices exist to provide oversight for the management and leasing of the Properties. Accordingly, these expenses were classified as property operating expenses and all prior periods have been reclassified to provide for comparability. This reclassification did not change the prior period results or shareholders’ equity.

Impairments

      For information on this item refer to “Item 8. Financial Statements and Supplementary Data — Note 8 — Impairment”.

Interest/Dividend Income

      Interest/ dividend income decreased for the Total Portfolio as a result of an $8.5 million decrease in dividends and discount amortization from our $90.6 million investment in HQ Global Workplaces, Inc. (“HQ Global”) Series A Convertible Cumulative Preferred Stock (“HQ Preferred Stock”) which was written-off in 2001 and a reduction in interest income on notes receivable of approximately $6.6 million. In addition, CT Convertible Trust I redeemed its non-convertible preferred securities that earned a 13% annual dividend for approximately $20.1 million, including accrued dividends, in September 2002.

Interest Expense

      Total Portfolio interest expense increased from the prior year as a result of having more debt outstanding during 2002, mainly as a result of the Spieker merger. This increase was partially offset by interest rate swap agreements in effect during 2002 and 2001 which effectively reduced interest expense by approximately $21.3 million by converting the fixed interest rates to variable rates for a portion of the unsecured notes. The swap agreements were all terminated in 2001 and 2002. Total proceeds of approximately $90.2 million resulting from the settlement of the swaps are being amortized ratably over the remaining terms of the respective unsecured notes as a reduction to interest expense. Core portfolio interest expense decreased from the prior year as a result of the repayment and refinancing of certain mortgage notes.

Income from Investment in Unconsolidated Joint Ventures

      Income from investment in unconsolidated joint ventures increased for the Total Portfolio primarily due to lease termination fees of $46.4 million in 2002 as compared to $1.0 million in 2001. Included in the lease termination fees of $46.4 million in 2002 was approximately $40 million from one tenant.

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

Net Gain on Sales of Real Estate and Discontinued Operations

      Net gain on sales of real estate for the Total Portfolio decreased from the prior period as a result of a presentation change for sold properties in accordance with SFAS No. 144. Gains and losses from properties sold prior to 2002 are reflected as “net gain on sales of real estate” and gains and losses from properties sold in 2002 are reflected in “discontinued operations”. The increase in discontinued operations was primarily due to the gain on the sale of the properties sold in 2002 and properties sold in 2003 that were acquired through the Spieker Merger in July 2001. The gain on sale of real estate in 2001 from the Core Portfolio represents income received from an unaffiliated party for an easement allowing highway access under an Office Property.

Extraordinary Item

      The extraordinary item relates to repair costs to certain Office Properties located in Seattle, Washington that were incurred as a result of damage from an earthquake in February 2001.

Discontinued Operations

      The net income for properties sold subsequent to December 31, 2001 is reflected in the consolidated statements of operations as Discontinued Operations for the periods presented. Below is a summary of the results of operations of these properties through their respective disposition dates:

	For the years ended December 31,

	2003	2002	2001

	(Dollars in thousands)
Total revenues	$83,829	$164,425	$123,770

Expenses:
Depreciation and amortization	14,803	28,129	21,702
Property operating	25,228	54,266	45,362
Ground rent	18	164	236

Total expenses	40,049	82,559	67,300

Operating income	43,780	81,866	56,470

Other income / expense:
Interest / dividend income	158	233	217
Interest expense and amortization of deferred financing costs and prepayment expenses	(20)	(346)	(849)

Total other income / expense	138	(113)	(632)

Income before income taxes and net gain on sales of real estate	43,918	81,753	55,838
Income taxes	67	(369)	(92)
Net gain on sales of real estate	61,953	17,926	—

Net income	$105,938	$99,310	$55,746

Property net operating income from discontinued operations	$58,601	$110,159	$78,408

Segment Reporting

      For segment reporting purposes, the office properties, apartment properties and the land parcels that were sold are included in the “Office Properties” segment and the industrial properties and parking facilities that were sold are included in the “Corporate and Other” segment.

Liquidity and Capital Resources

Liquidity

      Our net cash provided by operating activities is primarily dependent upon the occupancy level of our properties, the rental rates on our leases, the collectibility of rent from our tenants, the level of operating and other expenses, and other factors. Our net cash provided by operating activities, including our share of net cash provided by operating activities from unconsolidated joint ventures, has been our primary source of liquidity to fund debt service, capital improvements, tenant improvements and leasing costs for operating properties as well as distributions to our shareholders and unitholders. We expect that our lines of credit will adequately provide for any additional amounts which may be needed to fund working capital and unanticipated cash needs as well as acquisitions and development costs.

      In order to qualify as a REIT for federal income tax purposes, we must distribute at least 90% of our taxable income (excluding capital gains) to our shareholders. We currently distribute capital gains to our shareholders; however, these gains can be retained by us and taxed at the corporate tax rate. Accordingly, we currently intend, although we are not legally obligated, to continue to make regular quarterly distributions to holders of our common and preferred shares, at least at the level required to maintain our REIT status. The declaration of dividends on capital shares is at the discretion of the Board of Trustees, which decision is made from time to time by the Board of Trustees based on then prevailing circumstances.

      A material adverse change in our net cash provided by operating activities may affect our ability to fund these items and may affect the financial performance covenants under our lines of credit and unsecured notes. If we fail to meet our financial performance covenants and to reach a satisfactory resolution with our lenders, the maturity dates for our unsecured notes could be accelerated, and our lines of credit could become unavailable to us or the interest charged on the line of credit could increase. Our interest charged on the line of credit could also increase if our debt ratings adversely change. Any of these circumstances could adversely affect our ability to fund working capital and unanticipated cash needs, acquisitions and development costs.

      Lower occupancy levels, reduced rental rates, and reduced revenues as a result of asset sales have had the effect of reducing our net cash provided by operating activities. In addition, our tenant improvement and leasing costs have increased significantly due to competitive market conditions for new and renewal leases. During the year ended December 31, 2003, our net free cash flow was insufficient to pay capital improvements, tenant improvements and leasing costs and distributions to our shareholders and unitholders by approximately $179 million. We funded this net free cash flow deficit primarily with a combination of borrowings under our line of credit and proceeds from property dispositions. We define net free cash flow as (a) net cash provided by operating activities determined in accordance with GAAP plus funds from operations from our joint venture activities and minority interest (which we view as an integral part of our business) plus changes in non-cash items, such as rents receivable and accounts payable, which are expected to be settled in cash but are not reflected in net cash provided by operating activities determined in accordance with GAAP due to timing differences between the accrual of the receivable or payable and the cash settlement of such items, less (b) expenditures for capital improvements, tenant improvements and leasing costs and distributions to our shareholders and unitholders. Net free cash flow is a non-GAAP financial measure and is reconciled to net cash provided by operating activities, the most directly comparable GAAP measure, for the period presented below. Our calculation of net free cash flow is not necessarily comparable to similar measures that may be presented by other companies.

For the
year ended
December 31,
(Dollars in thousands)	2003

Net cash provided by operating activities	$1,132,303
Plus: Net joint venture and minority interest FFO excluding non-cash items (deferred rent, loan amortization and non-real estate depreciation)	112,800
Plus: Total changes in assets and liabilities in net cash provided by operating activities, net of provision for doubtful accounts and deferred rent	31,249
Plus: Other timing differences and changes in non-cash items	11,665
Less: Capital improvements, tenant improvements and leasing costs (for leases which commenced during the period) and other costs including our share of joint ventures capital improvements, tenant improvements and leasing costs	(512,036)
Less: Distributions to commons shareholders and unitholders	(901,259)
Less: Payment of preferred distributions	(53,841)

Net Free Cash Flow Deficit	$(179,119)

      If our net cash from operating activities and tenant improvements and leasing costs continue at these levels, and if our Board of Trustees continues to declare distributions on our common shares at current levels, our net free cash flow deficit would continue in subsequent periods and we would fund this deficit in a similar manner. We currently anticipate that the deficit for 2004 will be similar to 2003. Beyond this, we have $1.4 billion of debt maturing through December 31, 2004. Because our anticipated distributions will not allow us to retain sufficient cash to repay all of our debt as it comes due using only cash from operating activities, we will be required to repay most of our maturing debt with proceeds from asset sales and debt offerings. Although there can be no assurance that such funding at acceptable terms will be available to us, we believe that net cash provided by operating activities, draws under our lines of credit, proceeds from other financing sources that we expect to be available to us and proceeds from anticipated asset sales will together provide sufficient liquidity to meet our cash needs during this period.

Distributions

      In 2003, the Board of Trustees declared dividends on preferred shares as reflected below:

	Annualized	2003 Distributions
Security(a)	Distribution Per Share	(Dollars in thousands)

Series B Preferred Shares	$2.625	$15,724
Series C Preferred Shares(a)	$2.15625	$9,839
Series E Preferred Shares(a)	$1.3015625	$5,841
Series F Preferred Shares(a)	$1.00	$4,000
Series G Preferred Shares	$1.9375	$16,469

(a)	The Series C Preferred Shares were redeemed in January 2004 and the Series E and Series F Preferred shares were redeemed in June 2003.

      The Board of Trustees also declared dividends on the common shares for the four quarters of 2003, at the rate of $.50 per common share per quarter.

Contractual Obligations

      As of December 31, 2003, we were subject to certain material contractual payment obligations as described in the table below. We were not subject to any material capital lease obligations or unconditional purchase obligations as of December 31, 2003.

	Payments Due by Period

Contractual Obligations:	Total	2004	2005	2006	2007	2008	Thereafter

	(Dollars in thousands)
Long-term debt:
Mortgage debt(1)	$2,329,552	$375,761	$568,787	$343,878	$237,024	$132,061	$672,041
Unsecured notes(2)	8,816,500	880,000	675,000	650,000	976,500	775,000	4,860,000
Line of Credit	334,000	—	—	334,000	—	—	—
Series B Preferred Shares	299,500	—	—	—	—	299,500	—
Share of mortgage debt of unconsolidated joint ventures	797,268	117,153	466,505	52,283	2,622	16,989	141,716
Operating leases	1,260,561	16,583	16,649	16,748	16,646	16,660	1,177,275
Share of ground leases of unconsolidated joint ventures	128,566	1,216	1,216	1,258	1,294	1,294	122,288
Construction contracts on developments	12,732	12,732	—	—	—	—	—

Total Contractual Obligations	$13,978,679	$1,403,445	$1,728,157	$1,398,167	$1,234,086	$1,241,504	$6,973,320

Weighted Average Interest Rates on Maturing Debt:
Long-term debt:
Mortgage debt	7.63%	7.15%	7.87%	7.15%	7.87%	7.48%	7.84%
Unsecured notes	6.95%	5.42%	5.67%	7.52%	7.52%	7.27%	7.17%
Line of credit	1.95%	—	—	1.95%	—	—	—
Share of mortgage debt of unconsolidated joint ventures	6.27%	2.27%	7.30%	7.67%	—	6.92%	5.43%

Total Weighted Average Interest Rates	6.90%	5.60%	6.83%	6.08%	7.59%	7.29%	7.21%

(1)	Balance excludes a net unamortized discount of $13.7 million.

(2)	Balance excludes a net unamortized premium of $12.4 million.

Forward-Starting Interest Rate Swaps

      See “Market Risk” for information on our forward-starting interest rate swaps.

Energy Contracts

      In an ongoing effort to control energy costs, from time to time we enter into contracts for the purchase of gas or electricity for properties in states which have deregulated their energy markets. Typically, these contracts provide for a term of one to three years. Although all or a portion of the commodity price under these contracts is generally fixed, the amounts actually expended under these contracts will vary in accordance with actual energy usage or the timing of energy usage during the period. As a result, the amounts to be expended under these contracts are difficult to predict. During 2003 more than half of our energy expenditures were made under various contracts of this nature and most of these expenditures were reimbursable by our tenants as ordinary operating expenses.

Off-Balance Sheet Arrangements

      We do not have any off-balance sheet arrangements with any unconsolidated investments or joint ventures that we believe have or are reasonably likely to have a material effect on our financial condition, results of operations, liquidity or capital resources.

Debt Financing

      The table below summarizes our consolidated mortgage debt, unsecured notes and line of credit indebtedness at December 31, 2003 and 2002. The amounts shown include unamortized discounts on mortgage debt of approximately $13.7 million and $12.6 million, respectively, and unamortized premiums on unsecured notes of $12.4 million and $41.2 million, respectively. The discounts and premiums were originally recorded in connection with certain property acquisitions, mergers, issuances of unsecured notes and interest rate swap settlements.

	December 31,

	2003	2002

(Dollars in thousands)

Balance
Fixed rate	$11,108,801	$11,529,541
Variable rate(a)	370,000	241,700

Total	$11,478,801	$11,771,241

Percent of total debt
Fixed rate	96.8%	97.9%
Variable rate(a)	3.2%	2.1%

Total	100.0%	100.0%

Effective interest rate at end of period
Fixed rate	7.11%	7.17%
Variable rate(a)	1.93%	2.37%

Effective interest rate	6.94%	7.08%

(a)	The interest rate for these notes is based on various spreads over LIBOR.

Mortgage Debt

      As of December 31, 2003, total mortgage debt (excluding our share of the mortgage debt encumbering unconsolidated properties of approximately $797.3 million) consisted of approximately $2,279.9 million of fixed rate debt with a weighted average interest rate of approximately 7.72% and $36.0 million of variable rate debt based on LIBOR plus 55 basis points (1.72% as of December 31, 2003). See “Liquidity and Capital Resources — Contractual Obligations” for annual payment obligations under our mortgage debt.

      The instruments encumbering the properties restrict title transfer of the respective properties subject to the terms of the mortgage, prohibit additional liens, require payment of real estate taxes on the properties, maintenance of the properties in good condition, maintenance of insurance on the properties and include a requirement to obtain lender consent to enter into material tenant leases.

Line of Credit

      We have a $1.0 billion revolving credit facility that was obtained in May 2003. As of March 12, 2004 and December 31, 2003, $921.7 million and $334.0 million was outstanding under this facility, respectively. The line of credit bears interest at LIBOR plus 60 basis points, has an annual facility fee of 20 basis points payable quarterly and matures in May 2006. The effective rate on the line of credit at December 31, 2003 was approximately 1.95%. In addition, a competitive bid option, whereby the lenders participating in the credit facility may bid on the interest to be charged resulting in an interest rate lower than LIBOR plus 60 basis points, is available for up to $350 million of the borrowings under the credit facility.

364-Day Line of Credit

      In December 2003, we obtained a $1.0 billion 364-day credit facility. The facility has a $200 million revolving component and a $800 million term component. As of December 31, 2003, no amounts were outstanding under this facility. The line of credit bears interest at LIBOR plus 65 basis points, has an annual facility fee of 15 basis points payable quarterly and matures in December 2004. In addition, a competitive bid option, whereby the lenders participating in the credit facility may bid on the interest to be charged resulting in an interest rate lower than LIBOR plus 65 basis points, is available for up to $350 million of the borrowings under the credit facility.

Unsecured Notes

      Unsecured notes decreased to approximately $8,828.9 million at December 31, 2003 compared to approximately $9,057.7 million at December 31, 2002, as a result of the repayment of $300 million 6.38% unsecured notes in February 2003, the repayment of $400 million 7.38% unsecured notes in November 2003 and amortization of discounts and premiums, partially offset by the issuance in January 2003 of $500 million 5.88% unsecured notes due January 15, 2013.

      The table below summarizes the unsecured notes outstanding as of December 31, 2003:

	Coupon	Effective	Principal		Maturity
Original Term	Rate	Rate (a)	Balance		Date

	(Dollars in thousands)
5 Years	6.50%	4.59%	$300,000	(b)	01/15/04
9 Years	6.90%	6.27%	100,000	(b)	01/15/04
5 Years	6.80%	6.10%	200,000	(b)	05/01/04
6 Years	6.50%	5.31%	250,000	(b)	06/15/04
7 Years	7.24%	7.26%	30,000	(b)	09/01/04
8 Years	6.88%	6.40%	125,000		02/01/05
7 Years	6.63%	4.99%	400,000		02/15/05
7 Years	8.00%	6.49%	100,000		07/19/05
8 Years	7.36%	7.69%	50,000		09/01/05
6 Years	8.38%	7.65%	500,000		03/15/06
9 Years	7.44%	7.74%	50,000		09/01/06
10 Years	7.13%	6.74%	100,000		12/01/06
9 Years	7.00%	6.80%	1,500		02/02/07
9 Years	6.88%	6.83%	25,000		04/30/07
9 Years	6.76%	6.76%	300,000		06/15/07
10 Years	7.41%	7.70%	50,000		09/01/07
7 Years	7.75%	7.91%	600,000		11/15/07
10 Years	6.75%	6.97%	150,000		01/15/08
10 Years	6.75%	7.01%	300,000		02/15/08
8 Years(c)	7.25%	7.64%	325,000		11/15/08
10 Years	6.80%	6.94%	500,000		01/15/09
10 Years	7.25%	7.14%	200,000		05/01/09
11 Years	7.13%	6.97%	150,000		07/01/09
10 Years	8.10%	8.22%	360,000		08/01/10
10 Years	7.65%	7.20%	200,000		12/15/10
10 Years	7.00%	6.83%	1,100,000		07/15/11
10 Years	6.75%	7.02%	500,000		02/15/12
10 Years	5.88%	5.98%	500,000		01/15/13
20 Years	7.88%	8.08%	25,000		12/01/16
20 Years	7.35%	8.08%	200,000		12/01/17
20 Years	7.25%	7.54%	250,000		02/15/18
30 Years	7.50%	8.24%	150,000		10/01/27
30 Years	7.25%	7.31%	225,000		06/15/28
30 Years	7.50%	7.55%	200,000		04/19/29
30 Years	7.88%	7.94%	300,000		07/15/31

Weighted Average/ Subtotal	7.15%	6.95%	8,816,500

Net premium			12,412

Total			$8,828,912

(a)	Includes the effect of settled interest rate protection and interest rate swap agreements, offering and transaction costs and premiums and discounts on certain unsecured notes.

(b)	Through 2004, $880 million of unsecured notes will mature and become payable, including the $400 million of unsecured notes that matured in January 2004 and were repaid with our line of credit. Our options for repaying the remaining notes include proceeds from our lines of credit, proceeds from additional debt and/or equity offerings or proceeds from property dispositions.

(c)	The notes are exchangeable into Common Shares at an exchange rate of $34.00 per share. If the closing price of a Common Share at the time a holder exercises its exchange right is less than the exchange price of $34.00, the holder will receive, in lieu of Common Shares, cash in an amount equal to 97% of the product of the number of Common Shares into which the principal amount of notes subject to such exercise would otherwise be exchangeable and the current market price per Common Share.

      As of March 12, 2004, $1.6 billion was available for issuance under a previously filed $4.0 billion shelf registration statement.

Restrictions and Covenants under Unsecured Indebtedness

      Agreements or instruments relating to our lines of credit and unsecured notes contain certain financial restrictions and requirements regarding total debt-to-assets ratios, debt service coverage ratios, minimum ratio of unencumbered assets to unsecured debt and other limitations. As of December 31, 2003, we were in compliance with each of these financial restrictions and requirements. If we fail to comply with any of these restrictions and requirements, then the indebtedness could become due and payable before its stated due date.

      Set forth below are the financial restrictions and requirements to which we are subject under our unsecured note indentures and our performance under each covenant as of December 31, 2003:

Covenants(a) (in each case as defined in the respective indenture)	Actual Performance

Debt to Adjusted Total Assets may not be greater than 60%	47%
Secured Debt to Adjusted Total Assets may not be greater than 40%	12%
Consolidated Income Available for Debt Service to Annual Debt Service charge may not be less than 1.50:1	2.45
Total Unencumbered Assets to Unsecured Debt may not be less than 150%(b)	219%

(a)	The calculations of our actual performance under each covenant are included as Appendix A to this Form 10-K.

(b)	The unsecured notes assumed in the merger with Spieker Partnership are subject to a minimum ratio of 165%.

Equity Securities

      The following table presents the changes in our issued and outstanding Common Shares and EOP Partnership’s Units (exclusive of Units owned by us) since December 31, 2002:

	Common Shares	Units	Total

Outstanding at December 31, 2002	411,200,998	50,206,731	461,407,729
Share options exercised	1,661,333	—	1,661,333
Common Shares repurchased/ retired(a)	(14,236,400)	—	(14,236,400)
Units redeemed for Common Shares	934,261	(934,261)	—
Units redeemed for cash(b)	—	(240,240)	(240,240)
Restricted shares and share awards issued, net of cancellations	900,196	—	900,196

Outstanding at December 31, 2003	400,460,388	49,032,230	449,492,618

(a)	In July 2002, we announced a Common Share repurchase program allowing for the repurchase of up to $200 million of Common Shares, which was later increased to $400 million in November 2002 and to

$600 million in March 2003, over the next 12 months at the discretion of management. The Common Shares may be repurchased in the open market or privately negotiated transactions. During 2003, 14,236,400 Common Shares were repurchased at an average price of $25.53 for approximately $363.5 million in the aggregate.

(b)	During 2003, EOP Partnership redeemed 240,240 Units at an average price of $26.76 for a total of approximately $6.4 million.

Cash Flows

      The following summary discussion of our cash flows is based on the consolidated statements of cash flows in Item 8. — Financial Statements and Supplementary Data and is not meant to be an all-inclusive discussion of the changes in our cash flows for the periods presented below.

Years Ended December 31, 2003 and 2002

      Cash and cash equivalents increased by approximately $10.9 million to $69.4 million at December 31, 2003, compared to $58.5 million at December 31, 2002. This increase was the net result of approximately $1,132.3 million provided by operating activities, approximately $744.8 million provided by investing activities (consisting primarily of approximately $1,345.6 million provided by property dispositions partially offset by approximately $577.6 million used for capital and tenant improvements and lease acquisition costs) and approximately $1,866.2 million used for financing activities (consisting primarily of $619.9 million used for Common Share, Unit and preferred share repurchases and approximately $901.3 million used for distributions to shareholders and unitholders).

Years Ended December 31, 2002 and 2001

      Cash and cash equivalents decreased by approximately $2.7 million to $58.5 million at December 31, 2002, compared to $61.1 million at December 31, 2001. This decrease was the net result of approximately $1,390.9 million provided by operating activities, approximately $85.2 million provided by investing activities (consisting primarily of $377.2 million provided by property dispositions and approximately $167.0 million released from escrows partially offset by approximately $433.6 million used for capital and tenant improvements and lease acquisition costs) and approximately $1,478.8 million used for financing activities.

Additional Items for 2003

Developments in Process

      Developments in process decreased from approximately $284.7 million at December 31, 2002 to approximately $75.2 million at December 31, 2003 due to three developments that were placed in service (Ferry Building, Foundry Square II and Water’s Edge of which total costs incurred at December 31, 2002 were approximately $269.0 million) partially offset by the effect of a previously operational property being re-characterized as held for development during 2003 (Cambridge Science Center of which total costs incurred at December 31, 2003 were approximately $31.6 million) and approximately $27.9 million of expenditures during 2003 on current developments.

Deferred Rent Receivable

      Deferred rent receivable increased by approximately $47.4 million to $379.3 million at December 31, 2003, compared to $331.9 million at December 31, 2002. This increase was a result of a $72.2 million increase in receivables recorded from tenants for the current difference between the straight-line rent and the rent that is contractually due from tenants partially offset by an approximate $17.8 million decrease due to the partial sales of office properties in 2003.

Escrow Deposits and Restricted Cash

      Escrow deposits primarily consist of amounts held by lenders to provide for future real estate tax expenditures and tenant improvements, earnest money deposits on acquisitions and net proceeds from tax-deferred dispositions. Restricted cash represents amounts committed for various utility deposits and security deposits. Certain of these amounts may be reduced upon the fulfillment of certain obligations. The escrow deposits and restricted cash increased approximately $46.0 million to $75.2 million at December 31, 2003 from $29.2 million at December 31, 2002. The increase was primarily due to proceeds of $50.0 million from the sale of certain properties in 2003 that were deposited into an escrow account pending a tax deferred like kind exchange pursuant to section 1031 of the Internal Revenue Code.

Deferred Leasing Costs and Other Related Intangibles

      Deferred leasing costs and other related intangibles increased by approximately $79.6 million to $314.6 million at December 31, 2003, compared to $235.0 million at December 31, 2002. This increase was a result of approximately $142.3 million in new leasing costs and approximately $21.9 million of intangibles recorded in accordance with SFAS No. 141 related to the acquisition of two properties in 2003, partially offset by amortization expense of approximately $66.4 million, and $20.2 million from the partial sales of office properties sold in 2003.

Prepaid Expenses and Other Assets

      Prepaid expenses and other assets increased by approximately $71.2 million to $344.9 million at December 31, 2003, compared to $273.7 million at December 31, 2002. This increase was primarily a result of an $18.2 million increase in prepaid real estate taxes, an $11.1 million increase in the market value of our forward-starting interest rate swaps, a $25.0 million equity investment in the joint venture that owns The John Hancock Complex in Boston, Massachusetts, and a $16.8 million increase in our Supplemental Employee Retirement Plan.

Deferred Compensation

      Deferred compensation decreased by approximately $9.6 million to approximately $5.9 million at December 31, 2003 compared to $15.5 million at December 31, 2002. This decrease was a result of the continued amortization of restricted shares issued prior to 2003, which were accounted for under APB 25 prior to our adoption of SFAS No. 123.

Market Risk

Qualitative Information About Market Risk

      Our future earnings, cash flows and fair values relevant to financial instruments depend upon prevalent market rates for those financial instruments. Market risk is the risk of loss from adverse changes in market prices and interest rates. We manage our market risk by matching projected cash inflows from operating, investing and financing activities with projected cash outflows to fund debt service, acquisitions, capital expenditures, distributions to shareholders and other cash requirements. The majority of our outstanding debt obligations (maturing at various times through 2031) have fixed interest rates which limit the risk of fluctuating interest rates. We utilize certain derivative financial instruments at times to further reduce interest rate risk. Interest rate protection and swap agreements are used to convert some variable rate debt to a fixed rate basis, fixed rate debt to a variable rate basis, or to hedge anticipated financing transactions. Derivatives are used for hedging purposes rather than speculation. We do not enter into financial instruments for trading purposes.

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

	Hypothetical change in	Effect on Interest	Effect on Net	Effect on Fair Value
As of	market rates of interest	Expense	Income	of Total Debt(a)

December 31, 2003	+10% or 12 basis points	$0.4 million	$(0.4) million	$(213) million
	-10% or 12 basis points	$(0.4) million	$0.4 million	$223 million
December 31, 2002	+10% or 14 basis points	$0.3 million	$(0.3) million	$(190) million
	-10% or 14 basis points	$(0.3) million	$0.3 million	$197 million

(a)	As of December 31, 2003 and 2002, the fair value of our fixed-rate debt was approximately $1.3 billion and $1.0 billion higher than the book value of approximately $11.1 billion and $11.5 billion, respectively, primarily due to the general decrease in market interest rates on secured and unsecured debt.

Interest Rate Risk — Derivatives

      Interest Rate Swaps

      During 2002 and 2001, we entered into and terminated several interest rate swap agreements that hedged certain unsecured notes. In each case, we were the variable interest rate payer and the counterparty was the fixed rate payer. The variable interest rates were based on various spreads over LIBOR. The settlement dates corresponded to the interest payment dates of the respective unsecured notes hedged. Each of the interest rate swap agreements were to terminate on the maturity date of the respective unsecured notes hedged. The interest rate swap agreements were designated as fair value hedges. As of December 31, 2002, these interest rate swaps had been terminated.

      Forward-Starting Interest Rate Swaps

      As of December 31, 2003 and 2002, we had $1.3 billion and $1.1 billion of forward-starting interest rate swaps outstanding, respectively. The outstanding swaps will hedge the future interest payments of debt anticipated to be issued in 2004. The market value of the forward-starting interest rate swaps at December 31, 2003 represented a net liability to us of approximately $10.4 million (approximately $11.1 million is recorded in other assets and $21.5 million is recorded in other liabilities) and, as of December 31, 2002, was approximately $18.6 million which is included in other liabilities. The entire net market value is also included in accumulated other comprehensive income. No hedge ineffectiveness has been recorded in earnings as these swaps were perfectly effective. As of March 5, 2004, the net market value of these forward-starting interest rate swaps represented a net liability to us of approximately $64.9 million. The market value of the forward-starting interest rate swaps is dependent upon existing market interest rates and swap spreads, which change over time. If the market interest rates were 50 basis points higher, the value of the swaps would have been approximately $41.4 million and $33.3 million at December 31, 2003 and 2002, respectively. If the market interest rates were 50 basis points lower, our liability under these swaps would have been approximately $65.0 million and $60.5 million at December 31, 2003 and 2002, respectively.

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

Capital Improvements, Tenant Improvements and Leasing Costs

Capital Improvements

      Significant renovations and improvements, which improve or extend the useful life of our Properties are capitalized. We categorize these capital expenditures as follows:

•	Capital Improvements — improvements that enhance the value of the property such as lobby renovations, roof replacement, significant renovations for Americans with Disabilities Act compliance, chiller replacement and elevator upgrades.

•	Development and Redevelopment Costs — include costs associated with the development or redevelopment of a property including tenant improvements, leasing commissions, capitalized interest and operating costs incurred during completion of the property and incurred while the property is made ready for its intended use.

      The table below details the costs incurred for each type of improvement.

	For the years ended December 31,

	2003		2002		2001

		Unconsolidated		Unconsolidated		Unconsolidated
	Consolidated	Properties	Consolidated	Properties	Consolidated	Properties
	Properties	(our share)	Properties	(our share)	Properties	(our share)

	(Dollars in thousands)
Capital Improvements:
Capital improvements	$64,052	$9,222	$46,662	$4,544	$67,536	$4,577
Development costs	96,736	5,538	92,214	110,244	141,776	105,370
Redevelopment costs(a)	8,391	—	32,976	—	17,308	—

Total capital improvements	$169,179	$14,760	$171,852	$114,788	$226,620	$109,947

(a)	Properties included in redevelopment costs for 2003 are the Tabor Center, the Polk and Taylor Buildings and Worldwide Plaza (amenities area). Redevelopments for 2002 included the 500-600 City Parkway, the Tabor Center, the Polk and Taylor Buildings and Worldwide Plaza (amenities area). Redevelopments for 2001 included US Bancorp, 100 Summer and the Tabor Center.

Tenant Improvements and Leasing Costs

      Costs related to the renovation, alteration or build-out of existing office space, as well as related leasing costs, are capitalized and depreciated or amortized over the lease term. These tenant improvements may include, but are not limited to, floor coverings, ceilings, walls, HVAC, mechanical, electrical, plumbing and fire protection systems.

      The amounts shown below represent the total tenant improvement and leasing costs for leases which commenced during the period, regardless of when such costs were actually paid.

	For the years ended December 31,

	2003		2002		2001

		Total Cost		Total Cost		Total Cost
		per Square		per Square		per Square
	Total Costs	Foot Leased	Total Costs	Foot Leased	Total Costs	Foot Leased

	(Dollars in thousands except per square foot amounts)
Consolidated Properties:
Office Properties:
Renewals	$128,673	$13.07	$69,710	$8.14	$34,729	$6.71
Retenanted	248,364	24.31	183,231	18.43	126,845	16.73

Total/ Weighted Average	$377,037	$18.79	$252,941	$13.67	$161,574	$12.67

Industrial Properties:
Renewals	$1,153	$3.10	$2,540	$2.13	—	—
Retenanted	2,213	3.78	1,153	3.66	110	8.31

Total/ Weighted Average	$3,366	$3.51	$3,693	$2.45	$110	$8.31

Unconsolidated Joint Ventures(a):
Renewals	$17,936	$24.09	$2,203	$7.80	$1,398	$5.42
Retenanted	8,026	23.21	4,265	14.07	5,297	13.14

Total/ Weighted Average	$25,962	$23.81	$6,468	$11.05	$6,695	$10.13

Total Properties (renewals and retenanted combined):
Office (consolidated and unconsolidated)	$402,999	$19.05	$259,409	$13.59	$168,269	$12.54
Industrial	3,366	3.51	3,693	2.45	110	8.31

Total/ Weighted Average	$406,365	$18.38	$263,102	$12.77	$168,379	$12.54

(a)	Represents our share of unconsolidated joint venture tenant improvement and leasing costs. All joint venture information included above is from office properties.

      During 2003, we saw evidence suggesting that contract rents may have begun to stabilize. Tenant improvements and leasing costs, however, have increased significantly due to competitive market conditions for new leases. This has had the effect of reducing net effective rents (contract rents reduced by the impact of tenant improvement costs, leasing commissions and any free rent periods) on lease renewals and retenanted space. This adverse trend may continue until market conditions improve.

      The above information includes capital improvements, tenant improvements and leasing costs incurred for leases which commenced during the period shown. The amounts included in the consolidated statement of cash flows represent the cash expenditures made during the period. The differences between these amounts represent timing differences between the lease commencement dates and the dates of the cash expenditures. In addition, the figures below include expenditures for corporate furniture, fixtures and equipment, software, leasehold improvements and other. The reconciliation between the amounts above for the consolidated properties and the amounts disclosed in the consolidated statements of cash flows is as follows:

	For the years ended December 31,

	2003	2002	2001

	(Dollars in thousands)
Total capital improvements	$169,179	$171,852	$226,620
Tenant improvements and leasing costs:
Office Properties	377,037	252,941	161,574
Industrial Properties	3,366	3,693	110
Expenditures for corporate furniture, fixtures and equipment, software, leasehold improvements and other	32,397	5,251	34,294
Timing differences	(4,399)	(93)	15,106

Total capital improvements, tenant improvements and leasing costs	$577,580	$433,644	$437,704

Capital and tenant improvements from consolidated statement of cash flows	$435,308	$328,930	$360,065
Lease commissions and other costs from consolidated statement of cash flows	142,272	104,714	77,639

Total capital improvements, tenant improvements and leasing costs from the consolidated statement of cash flows	$577,580	$433,644	$437,704

Developments

      We own directly several properties in various stages of development or pre-development. These developments are funded by working capital and our line of credit. Specifically identifiable direct acquisition, development and construction costs are capitalized, including, where applicable, salaries and related costs, real estate taxes and interest incurred in developing the property. The properties under development and all figures stated below are as of December 31, 2003.

	Estimated				Costs	Total	Current
	Placed in		Number of	Square	Incurred To	Estimated	Percentage
Wholly-Owned	Service Date(a)	Location	Buildings	Feet	Date	Costs(b)	Leased

	(Dollars in thousands)
Douglas Corporate Center II	3Q/2003	Roseville, CA	1	108,000	$13,604	$16,800	73%
Kruse Woods V	4Q/2003	Lake Oswego, OR	1	184,000	30,029	33,900	59%
Cambridge Science Center	2Q/2004	Cambridge, MA	1	131,000	31,599	52,400	19%

			3	423,000	$75,232	$103,100	50%

(a)	The Estimated Placed in Service Date represents the date the certificate of occupancy was or is currently anticipated to be obtained. Subsequent to obtaining the certificate of occupancy, the property is expected to undergo a lease-up period.

(b)	The Total Estimated Costs represent 100% of the development’s estimated costs, including the acquisition cost of the land and building, if any. The Total Estimated Costs are subject to change upon, or prior to, the completion of the development and include amounts required to lease the property.

      In addition to the developments described above, we own or have under option various land parcels available for development. These sites represent possible future development of up to approximately 12 million square feet of office space. These developments will be impacted by the timing and likelihood of success of the entitlement process, both of which are uncertain. These various sites include, among others: Russia Wharf, Boston, MA; Reston Town Center, Reston, VA; Prominence in Buckhead, Atlanta, GA; Perimeter Center, Atlanta, GA; Tabor Center, Denver, CO; Bridge Pointe Corporate Centre, San Diego, CA; La Jolla Centre, San Diego, CA; Orange Center, Orange, CA; Water’s Edge, Los Angeles, CA; Skyport Plaza, San Jose, CA; Foundry Square I, San Francisco, CA; San Rafael Corporate Center, San Rafael, CA; Station Landing, Walnut Creek, CA; Parkshore Plaza, Folsom, CA; City Center Bellevue; Bellevue, WA; and 8th Street, Bellevue, WA.

Subsequent Events

      See Note 26 — Subsequent Events for transactions that occurred subsequent to December 31, 2003 through March 5, 2004.

Inflation

      Substantially all of our office leases require the tenant to pay, as additional rent, a portion of real estate taxes and operating expenses. In addition, many of our office leases provide for fixed increases in base rent or indexed escalations (based on the Consumer Price Index or other measures). We believe that the majority of inflationary increases in expenses will be offset, in part, by the expense reimbursements and contractual rent increases described above.

Funds From Operations (“FFO”)

      FFO is a non-GAAP financial measure. We believe FFO, as defined by the Board of Governors of the National Association of Real Estate Investment Trusts (“NAREIT”), to be an appropriate measure of performance for an equity REIT, for the reasons, and subject to the qualifications, specified in footnote (a) below. The following table reflects the reconciliation of FFO to net income, the most directly comparable GAAP measure, for the periods presented:

	For the years ended December 31,

	2003		2002		2001		2000		1999

		Per Weighted		Per Weighted		Per Weighted		Per Weighted		Per Weighted
	Dollars	Average Share(b)	Dollars	Average Share(b)	Dollars	Average Share(b)	Dollars	Average Share(b)	Dollars	Average Share(b)

	(Dollars in thousands, except per share amounts)
Reconciliation of net income to FFO(a):

Net income	$655,062	$1.63	$770,215	$1.86	$618,182	$1.72	$470,860	$1.70	$431,353	$1.68

Real estate related depreciation and amortization and net gain on sales of real estate, including our share of unconsolidated joint ventures and adjusted for minority interests’ share in partially owned properties	596,481	1.49	707,697	1.71	532,260	1.48	424,845	1.53	308,829	1.21

Extraordinary item	—	—	—	—	1,000	—	—	—	—	—

Cumulative effect of a change in accounting principle	—	—	—	—	1,142	—	—	—	—	—

Minority interests in EOP Partnership share of add back for real estate related depreciation and amortization and net gain on sales of real estate	(65,381)	(0.16)	(79,225)	(0.19)	(63,527)	(0.18)	(52,086)	(0.19)	(34,576)	(0.14)

FFO	1,186,162	2.96	1,398,687	3.37	1,089,057	3.02	843,619	3.04	705,606	2.76

Put option settlement	—	—	—	—	2,655	0.01	(2,576)	(0.01)	(5,658)	(0.02)

Preferred distributions	(51,872)	(0.13)	(62,573)	(0.15)	(57,041)	(0.16)	(43,348)	(0.16)	(43,603)	(0.17)

FFO available to common shareholders — basic	$1,134,290	$2.83	$1,336,114	$3.22	$1,034,671	$2.87	$797,695	$2.88	$656,345	$2.56

Adjustments to arrive
at FFO available to
common shareholders
plus assumed
conversions:	Net Income	FFO	Net Income	FFO	Net Income	FFO	Net Income	FFO	Net Income	FFO

Net income and FFO	$655,062	$1,186,162	$770,215	$1,398,687	$618,182	$1,089,057	$470,860	$843,619	$431,353	$705,606
Put option settlement	—	—	—	—	2,655	2,655	(2,576)	(2,576)	(5,658)	(5,658)
Preferred distributions	(51,872)	(51,872)	(62,573)	(62,573)	(57,041)	(57,041)	(43,348)	(43,348)	(43,603)	(43,603)

Net income and FFO available to common shareholders	603,190	1,134,290	707,642	1,336,114	563,796	1,034,671	424,936	797,695	382,092	656,345
Net income allocated to minority interests in EOP Partnership	74,152	74,152	89,205	89,205	76,249	76,249	59,376	59,376	48,172	48,172
Minority interests in EOP Partnership share of add back for real estate related depreciation and amortization and net gain on sales of real estate	—	65,381	—	79,225	—	63,527	—	52,086	—	34,576
Preferred distributions on Series B preferred shares, of which is assumed to be converted into Common Shares	—	15,724	—	15,724	—	15,727	—	15,750	—	15,750

Net income and FFO available to common shareholders plus assumed conversions	$677,342	$1,289,547	$796,847	$1,520,268	$640,045	$1,190,174	$484,312	$924,907	$430,264	$754,843

Weighted average Common Shares, dilutive potential common shares plus assumed conversions outstanding	452,561,353	460,950,707	469,138,720	477,528,074	411,986,897	420,379,753	318,997,407	327,400,767	291,157,204	299,560,564

Net income and FFO available to common shareholders plus assumed conversions per share	$1.50	$2.80	$1.70	$3.18	$1.55	$2.83	$1.52	$2.82	$1.48	$2.52

	Common Shares and common share equivalents

Weighted average Common Shares outstanding (used for both net income and FFO basic calculation)		401,016,093		414,689,029		360,026,097		277,186,733		256,045,895
Redemption of Units for Common Shares		49,578,372		52,445,745		48,893,485		38,880,961		32,280,652
Impact of options, restricted shares and put options which are dilutive to both net income and FFO		1,966,888		2,003,946		3,067,315		2,929,713		2,830,657

Weighted average Common Shares and dilutive potential common shares used for net income available to common shareholders		452,561,353		469,138,720		411,986,897		318,997,407		291,157,204
Impact of conversion of Series B preferred shares, which are dilutive to FFO, but not net income		8,389,354		8,389,354		8,392,856		8,403,360		8,403,360

Weighted average Common Shares, dilutive potential common shares plus assumed conversions used for the calculation of FFO available to common shareholders plus assumed conversions		460,950,707		477,528,074		420,379,753		327,400,767		299,560,564

(a)	FFO is a non-GAAP financial measure. The most directly comparable GAAP measure is net income, to which it is reconciled.

(b)	FFO per share may not total the sum of the per share components in the reconciliation due to rounding.

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

Item 7A.     Quantitative and Qualitative Disclosures About Market Risk.

      Quantitative and qualitative disclosures about market risk are incorporated herein by reference from Item 7. — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Market Risk.

Item 8.     Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT AUDITORS

The Board of Trustees and Shareholders of Equity Office Properties Trust

      We have audited the accompanying consolidated balance sheets of Equity Office Properties Trust (“Equity Office”) as of December 31, 2003 and 2002, and the related consolidated statements of operations, shareholders’ equity, net comprehensive income and cash flows for each of the three years in the period ended December 31, 2003. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and the schedule are the responsibility of Equity Office’s management. Our responsibility is to express an opinion on these financial statements and the schedule based on our audits.

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

      In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Equity Office at December 31, 2003 and 2002, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

      As discussed in Note 2 to the consolidated financial statements, in 2003 Equity Office changed its method of accounting for stock-based employee compensation. In addition, in 2002 Equity Office changed its method of accounting for discontinued operations.

ERNST & YOUNG LLP

Chicago, Illinois

February 5, 2004, except for Note 26
as to which the date is March 5, 2004

EQUITY OFFICE PROPERTIES TRUST

CONSOLIDATED BALANCE SHEETS

	December 31,

	2003	2002

	(Dollars in thousands,
	except per share amounts)
Assets:
Investments in real estate	$23,985,839	$24,625,927
Developments in process	75,232	284,737
Land available for development	251,151	252,852
Accumulated depreciation	(2,578,082)	(2,077,613)

Investments in real estate, net of accumulated depreciation	21,734,140	23,085,903
Cash and cash equivalents	69,398	58,471
Tenant and other receivables (net of allowance for doubtful accounts of $6,490 and $11,695, respectively)	79,880	77,597
Deferred rent receivable	379,329	331,932
Escrow deposits and restricted cash	75,186	29,185
Investments in unconsolidated joint ventures	1,127,232	1,087,815
Deferred financing costs (net of accumulated amortization of $48,176 and $48,801, respectively)	64,337	67,151
Deferred leasing costs and other related intangibles (net of accumulated amortization of $157,445 and $115,710, respectively)	314,568	235,002
Prepaid expenses and other assets (net of discounts of $66,200 and $66,557, respectively)	344,940	273,727

Total Assets	$24,189,010	$25,246,783

Liabilities, Minority Interests, Mandatorily Redeemable Preferred Shares and Shareholders’ Equity:
Liabilities:
Mortgage debt (including a net discount of $(13,663) and $(12,584), respectively)	$2,315,889	$2,507,890
Unsecured notes (including a net premium of $12,412 and $41,151, respectively)	8,828,912	9,057,651
Line of credit	334,000	205,700
Accounts payable and accrued expenses	573,069	560,101
Distribution payable	3,899	5,654
Other liabilities	398,273	391,963
Commitments and contingencies	—	—

Total Liabilities	12,454,042	12,728,959

Minority Interests:
EOP Partnership	1,191,741	1,246,543
Partially owned properties	183,863	185,809

Total Minority Interests	1,375,604	1,432,352

Mandatorily Redeemable Preferred Shares:
5.25% Series B Convertible, Cumulative Redeemable Preferred Shares, liquidation preference $50.00 per share, 5,990,000 issued and outstanding	299,500	299,500

Shareholders’ Equity:
Preferred Shares, 100,000,000 authorized:
8.625% Series C Cumulative Redeemable Preferred Shares, liquidation preference $25.00 per share, 4,562,900 issued and outstanding	114,073	114,073
7.875% Series E Cumulative Redeemable Preferred Shares, liquidation preference $25.00 per share, 0 and 6,000,000 issued and outstanding, respectively	—	150,000
8.0% Series F Cumulative Redeemable Preferred Shares, liquidation preference $25.00 per share, 0 and 4,000,000 issued and outstanding, respectively	—	100,000
7.75% Series G Cumulative Redeemable Preferred Shares, liquidation preference $25.00 per share, 8,500,000 issued and outstanding	212,500	212,500
Common Shares, $0.01 par value; 750,000,000 shares authorized, 400,460,388 and 411,200,998 issued and outstanding, respectively	4,005	4,112
Other Shareholders’ Equity:
Additional paid in capital	10,396,864	10,691,610
Deferred compensation	(5,889)	(15,472)
Dividends in excess of accumulated earnings	(652,036)	(452,636)
Accumulated other comprehensive loss	(9,653)	(18,215)

Total Shareholders’ Equity	10,059,864	10,785,972

Total Liabilities, Minority Interests, Mandatorily Redeemable Preferred Shares and Shareholders’ Equity	$24,189,010	$25,246,783

See accompanying notes.

EQUITY OFFICE PROPERTIES TRUST

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the years ended December 31,

	2003	2002	2001

	(Dollars in thousands, except per share amounts)
Revenues:
Rental	$2,536,774	$2,616,884	$2,325,332
Tenant reimbursements	442,599	483,714	432,078
Parking	111,455	113,151	123,207
Other	88,943	130,110	70,444
Fee income	15,861	15,907	15,085

Total revenues	3,195,632	3,359,766	2,966,146

Expenses:
Depreciation	650,235	611,038	512,126
Amortization	65,313	51,837	41,202
Real estate taxes	351,537	360,488	331,182
Insurance	29,973	39,626	20,461
Repairs and maintenance	335,529	339,556	289,347
Property operating	409,540	409,025	367,632
Ground rent	20,287	20,325	16,692
Corporate general and administrative	62,479	65,790	42,321
Impairment	7,500	—	135,220

Total expenses	1,932,393	1,897,685	1,756,183

Operating income	1,263,239	1,462,081	1,209,963

Other income / expense:
Interest / dividend income	12,583	22,148	40,015
Realized gain on sale of marketable securities	9,286	—	—
Interest:
Expense incurred	(820,359)	(809,681)	(727,560)
Amortization of deferred financing costs and prepayment expenses	(6,976)	(4,964)	(15,026)

Total other income / expense	(805,466)	(792,497)	(702,571)

Income before income taxes, allocation to minority interests, income from investments in unconsolidated joint ventures and net gain on sales of real estate	457,773	669,584	507,392
Income taxes	(5,373)	(9,126)	(8,745)
Minority Interests:
EOP Partnership	(74,152)	(89,205)	(76,249)
Partially owned properties	(8,116)	(7,200)	(8,685)
Income from investments in unconsolidated joint ventures	79,882	106,852	69,203
Net gain on sales of real estate	99,110	—	81,662

Income from continuing operations	549,124	670,905	564,578
Discontinued operations (including net gain on sales of real estate of $61,953, $17,926 and $0, respectively)	105,938	99,310	55,746

Income before extraordinary item and cumulative effect of change in accounting principle	655,062	770,215	620,324
Extraordinary item	—	—	(1,000)
Cumulative effect of change in accounting principle	—	—	(1,142)

Net income	655,062	770,215	618,182
Put option settlement	—	—	2,655
Preferred distributions	(51,872)	(62,573)	(57,041)

Net income available to common shareholders	$603,190	$707,642	$563,796

Earnings per share — basic:
Income from continuing operations per share	$1.27	$1.49	$1.43

Net income available to common shareholders per share	$1.50	$1.71	$1.57

Weighted average Common Shares outstanding	401,016,093	414,689,029	360,026,097

Earnings per share — diluted:
Income from continuing operations per share	$1.26	$1.49	$1.42

Net income available to common shareholders per share	$1.50	$1.70	$1.55

Weighted average Common Shares outstanding and dilutive potential common shares	452,561,353	469,138,720	411,986,897

Distributions declared per Common Share outstanding	$2.00	$2.00	$1.90

See accompanying notes.

EQUITY OFFICE PROPERTIES TRUST

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

	For the years ended December 31,

	2003	2002	2001

	(Dollars in thousands)
Mandatorily Redeemable Preferred Shares:
Balance, beginning of period	$299,500	$299,500	$300,000
Conversion of Series B Cumulative Redeemable Preferred Shares to Common Shares	—	—	(500)

Balance, end of period	$299,500	$299,500	$299,500

Preferred Shares:
Balance, beginning of period	$576,573	$563,923	$313,923
9.45% Series D Cumulative Redeemable Preferred Shares issued in the Spieker merger	—	—	106,250
7.875% Series E Cumulative Redeemable Preferred Shares issued in the Spieker merger	—	—	150,000
8.0% Series F Cumulative Redeemable Preferred Shares issued in the Spieker merger	—	—	100,000
Issuance of 7.75% Series G Cumulative Redeemable Preferred Shares	—	212,500	—
Redemptions	(250,000)	(199,850)	(106,250)

Balance, end of period	$326,573	$576,573	$563,923

Common Shares, $0.01 par Value Per Share:
Balance, beginning of period	$4,112	$4,145	$3,053
Issuance of Common Shares for Spieker merger	—	—	1,015
Issuance of Common Shares through exercise of share options	16	17	33
Issuance of Common Shares in exchange for Units	10	26	21
Conversion of redeemable common shares	—	—	17
Common Shares issued for restricted shares, trustee fees and for the dividend reinvestment plan, net of restricted shares retired	9	3	6
Common Shares repurchased	(142)	(79)	—

Balance, end of period	$4,005	$4,112	$4,145

Additional Paid in Capital:
Balance, beginning of period	$10,691,610	$10,788,273	$7,595,918
Issuance of Common Shares for Spieker merger	—	—	2,972,979
Issuance of share options in the Spieker merger	—	—	18,701
Issuance of Common Shares through exercise of share options	37,728	39,998	72,326
Issuance of Common Shares in exchange for Units	23,855	62,163	57,850
Conversion of redeemable common shares	—	—	49,983
Common Shares issued for restricted Common Shares, trustee fees and for the dividend reinvestment plan, net of restricted Common Shares retired, net of cancellations	(9)	11,869	15,240
Offering costs	(257)	(7,042)	(65)
Conversion of Series B preferred shares to Common Shares	—	—	500
Common Shares repurchased	(363,344)	(196,803)	—
Compensation expense related to restricted shares and stock options issued to employees	7,500	—	—
Adjustment for minority interests ownership in EOP Partnership	(219)	(6,848)	4,841

Balance, end of period	$10,396,864	$10,691,610	$10,788,273

Deferred Compensation:
Balance, beginning of period	$(15,472)	$(19,822)	$(14,871)
Restricted shares granted	—	(17,060)	(17,519)
Restricted shares retired	—	7,669	3,328
Amortization of restricted shares	9,583	13,741	9,240

Balance, end of period	$(5,889)	$(15,472)	$(19,822)

Distributions in Excess of Accumulated Earnings:
Balance, beginning of period	$(452,636)	$(327,537)	$(152,695)
Net income	655,062	770,215	618,182
Put option settlement	—	—	2,655
Preferred distributions, net	(51,872)	(62,573)	(57,041)
Distributions to common shareholders	(802,590)	(832,741)	(738,638)

Balance, end of period	$(652,036)	$(452,636)	$(327,537)

See accompanying notes.

EQUITY OFFICE PROPERTIES TRUST

CONSOLIDATED STATEMENTS OF NET COMPREHENSIVE INCOME

	For the years ended December 31,

	2003	2002	2001

	(Dollars in thousands)
Net income	$655,062	$770,215	$618,182
Other comprehensive income (loss):
Unrealized holding gain (loss) on forward starting interest rate swaps	2,220	(18,611)	—
Reversal of unrealized holding loss on settlement of forward starting interest rate swap	5,942	—	—
Proceeds from settlement of forward starting interest rate swap	768	—	—
Accumulated amortization of proceeds from settlement of forward starting interest rate swap	(73)	—	—
Unrealized holding gains (losses) from investments arising during the year	848	396	(2,699)
Reclassification adjustment for realized (gains) losses included in net income	(1,142)	116	—
Recognition of permanent impairment on marketable securities	—	—	30,838

Net comprehensive income	$663,625	$752,116	$646,321

See accompanying notes.

EQUITY OFFICE PROPERTIES TRUST

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the years ended December 31,

	2003	2002	2001

	(Dollars in thousands)
Operating Activities:
Net income	$655,062	$770,215	$618,182
Adjustments to reconcile net income to net cash provided by operating activities:
Revenue recognized related to acquired lease obligations, net	(68)	—	—
Interest/dividend income accrued but not received	—	—	(9,852)
Amortization of discounts included in interest/dividend income	(357)	(856)	(2,919)
Amortization of deferred revenue included in other income	—	—	(3,073)
Depreciation and amortization (including discontinued operations)	737,102	695,892	590,214
Amortization of premiums/discounts on unsecured notes and settled interest rate protection agreements included in interest expense	(19,904)	(7,183)	3,167
Compensation expense related to restricted shares and stock options issued to employees	17,094	14,961	9,240
Impairments	7,500	—	135,220
Income from investments in unconsolidated joint ventures	(79,882)	(106,852)	(69,203)
Net gain on sales of real estate (including discontinued operations)	(161,063)	(17,926)	(81,662)
Extraordinary items	—	—	1,000
Cumulative effect of a change in accounting principle	—	—	1,142
Provision for doubtful accounts	12,803	27,995	26,124
Income allocated to minority interests	82,268	96,405	84,934
Changes in assets and liabilities:
(Increase) decrease in rents receivable	(6,893)	30,236	(22,655)
(Increase) in deferred rent receivable	(72,240)	(77,123)	(75,555)
(Increase) in prepaid expenses and other assets	(8,409)	(27,861)	(5,051)
(Decrease) increase in accounts payable and accrued expenses	(17,487)	(22,883)	21,434
(Decrease) increase in other liabilities	(13,223)	15,929	20,914

Net cash provided by operating activities	1,132,303	1,390,949	1,241,601

EQUITY OFFICE PROPERTIES TRUST
CONSOLIDATED STATEMENTS OF CASH FLOWS — (Continued)

	For the years ended December 31,

	2003	2002	2001

	(Dollars in thousands)
Investing Activities:
Property acquisitions	$(189,415)	$(53,067)	$(104,748)
Acquisition of Spieker Properties, Inc.	—	—	(1,076,957)
Property dispositions	1,345,554	377,150	361,353
Capital and tenant improvements	(435,308)	(328,930)	(360,065)
Lease commissions and other costs	(142,272)	(104,714)	(77,639)
Decrease in escrow deposits and restricted cash	23,329	167,026	28,064
Distributions from unconsolidated joint ventures	176,012	199,665	131,983
Investments in unconsolidated joint ventures	(34,378)	(198,040)	(249,893)
Redemption of CT Convertible Trust I preferred stock	—	20,086	—
Investment in securities	—	—	(683)
Repayments of notes receivable	1,299	5,997	382

Net cash provided by (used for) investing activities	744,821	85,173	(1,348,203)

Financing Activities:
Proceeds from mortgage debt	—	14,427	140,000
Principal payments on mortgage debt	(233,809)	(156,052)	(458,731)
Prepayment penalties on early extinguishment of debt	—	—	(5,000)
Proceeds from unsecured notes	494,810	239,127	1,386,598
Repayment of unsecured notes	(700,000)	(310,000)	(100,000)
Proceeds from lines of credit	5,215,400	1,336,350	3,206,050
Principal payments on lines of credit	(5,087,100)	(1,374,950)	(3,152,036)
Payments of loan costs	(8,678)	(4,296)	(10,481)
Proceeds from settlement of interest rate swap agreements	768	42,810	47,369
Distributions to minority interests in partially owned properties	(10,062)	(10,401)	(5,878)
Payment of offering costs	(257)	(187)	(65)
Proceeds from exercise of share options	37,744	40,015	71,835
Distributions to common shareholders and unitholders	(901,259)	(935,083)	(837,659)
Repurchase of Common Shares	(363,486)	(196,882)	—
Redemption of Units	(6,427)	(106,690)	(1,245)
Redemption of preferred shares	(250,000)	(199,850)	(106,250)
Issuance of preferred shares	—	205,645	—
Put option settlement	—	—	(1,467)
Payment of preferred distributions	(53,841)	(62,755)	(58,573)

Net cash (used for) provided by financing activities	(1,866,197)	(1,478,772)	114,467

Net increase (decrease) in cash and cash equivalents	10,927	(2,650)	7,865
Cash and cash equivalents at the beginning of the year	58,471	61,121	53,256

Cash and cash equivalents at the end of the year	$69,398	$58,471	$61,121

EQUITY OFFICE PROPERTIES TRUST
CONSOLIDATED STATEMENTS OF CASH FLOWS — (Continued)

	For the years ended December 31,

	2003	2002	2001

	(Dollars in thousands)
Supplemental Information:
Interest paid during the period, including a reduction of interest expense for capitalized interest of $10,089, $21,447 and $25,871, respectively	$849,337	$836,573	$679,537

Non-Cash Investing and Financing Activities:
Investing Activities:
Escrow deposits related to property dispositions	$(69,330)	$(70,025)	$(184,458)

Mortgage loan repayment as a result of a property disposition	$(16,279)	$—	$—

Mortgage loan assumed upon consolidation of property	$59,166	$—	$—

Escrow deposits used for property acquisition	$—	$70,030	$—

Changes in accounts due to partial sales of real estate:
Increase in investments in unconsolidated joint ventures	$155,710	$—	$—

Decrease in investment in real estate	$(169,390)	$—	$—

Decrease in accumulated depreciation	$19,336	$—	$—

Decrease in other assets and liabilities	$(4,460)	$—	$—

Financing Activities:
Mortgage loan repayment as a result of a property disposition	$16,279	$—	$—

Mortgage loan assumed upon consolidation of property	$(59,166)	$—	$—

Issuance of unsecured notes at a discount of $10,048 in exchange for $250 million MandatOry Par Put Remarketed SecuritiesSM	$—	$(254,631)	$—

Exchange of $250 million MandatOry Par Put Remarketed SecuritiesSM, including an unamortized premium of $4,631, for $264,679 notes due 2012 issued in February 2002	$—	$254,631	$—

Mortgage loans, unsecured notes and line of credit assumed in the Spieker merger	$—	$—	$2,125,610

Net liabilities assumed in the Spieker merger	$—	$—	$125,558

Minority interests in partially owned properties assumed in the Spieker merger	$—	$—	$1,272

Common shares, share options and Units issued in the Spieker merger	$—	$—	$3,483,326

Preferred shares issued in the Spieker merger	$—	$—	$356,250

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

      We are a fully integrated, self-administered and self-managed real estate company principally engaged, through our subsidiaries, in owning, managing, leasing, acquiring and developing office properties. At December 31, 2003, we owned or had an interest in 684 office properties comprising approximately 122.3 million rentable square feet of office space in 18 states and the District of Columbia and were located in 27 markets and 124 submarkets (the “Office Properties”). On a weighted average basis, the Office Properties were 86.3% occupied at December 31, 2003. Approximately 42.3% of the rentable square feet is located in central business districts and approximately 57.7% of the rentable square feet is located in suburban markets. At December 31, 2003, we also owned 75 industrial properties comprising approximately 5.8 million square feet of industrial space (the “Industrial Properties” and together with the Office Properties, the “Properties”) and approximately 0.4 million square feet of office properties under development. On a weighted average basis, the Industrial Properties were 86.6% occupied at December 31, 2003.

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

      We own substantially all of our assets and conduct substantially all of our operations through EOP Partnership and its subsidiary entities. We are the sole general partner of EOP Partnership. Through our ownership of Units, we owned approximately 89.1% of EOP Partnership at December 31, 2003 and 2002. All intercompany transactions and balances have been eliminated in consolidation. Property holding entities and other subsidiaries of which we own 100% of the equity are consolidated. For those joint ventures of which we own less than 100% of the equity interest, we consolidate the property if we have the direct or indirect ability to make decisions about the entities’ activities based on the terms of the respective joint venture agreements which specify the sharing of participating and protective rights such as decisions regarding major leases, encumbering the entities with debt and whether to dispose of entities. We would also consolidate certain property holding entities and other subsidiaries if we own less than a 100% equity interest if we are deemed to be the primary beneficiary in a variable interest entity (as defined in FASB Interpretation 46 Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51, as revised (“FIN 46”)).

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — (continued)

Investments in Real Estate

      Rental property and improvements, including interest and other costs capitalized during construction, are included in investments in real estate and are stated at cost. Expenditures for ordinary maintenance and repairs are expensed to operations as they are incurred. Significant renovations and improvements, which improve or extend the useful life of the assets, are capitalized. Rental property and improvements, excluding land, are depreciated over their estimated useful lives using the straight-line method. The estimated useful lives by asset category are:

Asset Category	Estimated Useful Life

Building	23-40 years
Building improvements	3-40 years
Tenant improvements	Term of lease
Furniture and fixtures	3-12 years

      In accordance with Statement of Financial Accounting Standards No. 141 Business Combinations (“Statement 141”), we allocate the purchase price of real estate to land, building, tenant improvements and, if determined to be material, intangibles, such as the value of above, below and at-market leases, origination costs associated with the in-place leases, and the value of tenant relationships, if any. We depreciate the amount allocated to building and other intangible assets over their estimated useful lives, which generally range from three to 40 years. The values of the above and below market leases are amortized and recorded as either an increase (in the case of below market leases) or a decrease (in the case of above market leases) to rental income over the remaining term of the associated lease. The value associated with in-place leases and tenant relationships is amortized over the expected term, which includes an estimated probability of the lease renewal, and its estimated term. If a tenant vacates its space prior to the contractual termination of the lease and no rental payments are being made on the lease, any unamortized balance of the related intangible will be written off. The tenant improvements and origination costs are amortized as an expense over the remaining life of the lease (or charged against earnings if the lease is terminated prior to its contractual expiration date).

      In accordance with Statement 141 and its applicability to acquired in-place leases, we perform (or engage a third party to perform) the following procedures for properties we acquire:

1) estimate the value of the real estate “as if vacant” as of the acquisition date;

2) allocate that value among land, building improvements, building, and equipment and determine the associated asset life for each;

3) compute the value of the difference between the “as if vacant” value and the purchase price, which will represent the total intangible assets;

4) allocate the value of the above and below market leases to the intangible assets and determine the associated life of the above/below market leases;

5) calculate the value and associated life of the tenant relationships, if any, by taking the direct identifiable benefits of the customer relationship and discounting them to present value;

6) estimate the fair value of the in-place tenant improvements and leasing commissions and calculate the associated asset life; and

7) allocate the remaining intangible value to the in-place leases and their associated lives.

      Rental properties are individually evaluated for impairment when conditions exist which may indicate that it is probable that the sum of expected future cash flows (on an undiscounted basis) from a rental property over the anticipated holding period is less than its historical net cost basis. Upon determination that a

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — (continued)

permanent impairment has occurred, rental properties are reduced to their fair value. For properties to be disposed of, an impairment loss is recognized when the fair value of the property, less the estimated cost to sell, is less than the carrying amount of the property measured at the time we have a commitment to sell the property which is not subject to any significant contingencies. A property to be disposed of is reported at the lower of its carrying amount or its estimated fair value, less its cost to sell. Subsequent to the date that a property is held for disposition, depreciation expense is not recorded.

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

Investments in Unconsolidated Joint Ventures

      Investments in unconsolidated joint ventures are accounted for using the equity method of accounting because we do not have control over the activities of the investees. Our net equity investment is reflected on the consolidated balance sheets, and the consolidated statements of operations include our share of net income or loss from the unconsolidated joint ventures. Any difference between the carrying amount of these investments on our consolidated balance sheet and the historical cost of the underlying equity is depreciated as an adjustment to income from unconsolidated joint ventures generally over 40 years.

Deferred Leasing and Financing Costs

      Deferred leasing and financing costs, which consist of, but are not limited to, commissions paid to third parties for new or renewal leases, and fees paid to third parties for unsecured note offerings and mortgage debt, are recorded at cost. The deferred leasing costs are amortized over the terms of the respective leases and the deferred financing costs are amortized over the terms of the respective financings on a straight-line basis, which approximates the effective yield method. We also record deferred leasing costs in accordance with Statement 141 when allocating the purchase price to acquired in-place leases (see Investment in Real Estate above).

Revenue Recognition

      We record rental income for the full term of each lease on a straight-line basis. Certain leases provide for tenant occupancy during periods for which no rent is due or where minimum rent payments increase during the term of the lease. Accordingly, a receivable is recorded from tenants for the current difference between the straight-line rent and the rent that is contractually due from the tenant (“Deferred Rent Receivable”). When a property is acquired, the term of existing leases is considered to commence as of the acquisition date for purposes of this calculation. The amounts included in rental income for the years ended December 31, 2003, 2002 and 2001 were approximately $73.1 million, $67.4 million and $66.5 million from continuing operations, respectively. Deferred rental revenue is not recognized for income tax purposes.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — (continued)

      Tenant reimbursements consisting of amounts due from tenants for common area maintenance, real estate taxes and other recoverable costs are recognized as revenue in the period in which the expenses are incurred.

      Lease termination income (included in other revenue) represents amounts received from tenants in connection with the early termination of their remaining lease obligation. We will also record deferred revenue in connection with a lease termination fee received if it is probable that a tenant will file for bankruptcy within 90 days, if significant contingencies in the lease termination agreement exist or if the tenant has not yet vacated the building.

      We recognize income from rent, tenant reimbursements and lease termination fees and other income once all of the following criteria are met in accordance with SEC Staff Accounting Bulletin 104:

•	the agreement has been fully executed and delivered;

•	services have been rendered;

•	the amount is fixed or determinable; and

•	the collectibility is reasonably assured.

Cash Equivalents

      Cash equivalents are considered to be all highly liquid investments purchased with a maturity of three months or less at the date of purchase.

Allowance for Doubtful Accounts

      Allowance for doubtful accounts is maintained for estimated losses resulting from the inability of certain tenants to meet the contractual obligations under their lease agreements. Management actively reviews tenant receivables and determines the probability of collection for receivables identified as potentially uncollectible. The amount of the allowance takes into account any security deposits or outstanding letters of credit.

Escrow Deposits and Restricted Cash

      Escrow deposits primarily consist of amounts held by lenders to provide for future real estate tax expenditures and tenant improvements, earnest money deposits on acquisitions and net proceeds from property sales that were executed as a tax-deferred disposition. Restricted cash represents amounts committed for various utility deposits and security deposits.

Fair Value of Financial Instruments and Other Assets

      Investments in notes receivable approximate their fair value and are included in other assets.

      We have debt at fixed and variable rates. The fair market value of variable rate debt approximates book value because the interest rate is based on LIBOR plus a credit premium, which represents a market rate. The fair value of the fixed-rate mortgage debt and unsecured notes as of December 31, 2003 was approximately $1.3 billion higher than the book value of approximately $11.1 billion primarily due to the general decrease in market interest rates on secured and unsecured debt. As of December 31, 2002, the fair value of our fixed-rate debt was approximately $1.0 billion higher than the book value. The fair value of the mortgage debt and the unsecured notes was determined by discounting the spread between the future contractual interest payments and the future interest payments based on a market rate. The fair value of interest rate swap agreements is determined using third party valuations. In addition, the carrying values of cash equivalents, restricted cash, escrow deposits, tenant and other rents receivable, prepaid expenses and other assets, accounts payable and accrued expenses and other liabilities approximate their fair value.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — (continued)

Derivatives and Hedging Activities

      We may periodically enter into certain interest rate protection and swap agreements to effectively convert floating rate debt to a fixed rate basis, fixed rate debt to a floating rate basis, as well as to hedge anticipated future financing transactions. Net amounts paid or received under these agreements upon their periodic reset dates are recognized as an adjustment to interest expense when such amounts are incurred or earned. Settlement amounts paid or received in connection with settled interest rate protection agreements and interest rate swap agreements are deferred and amortized as an adjustment to interest expense over the remaining term of the related financing transaction on a straight-line basis, which approximates the effective yield method.

      All derivative instruments are recorded at fair value. Derivatives that are not hedges must be adjusted to fair value through net income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of the derivative will be offset against the corresponding change in fair value of the hedged asset, liability, or firm commitments through net income or recognized in other comprehensive income until the hedged item is recognized in net income. The ineffective portion of a derivative’s change in fair value will be recognized in net income. We recorded a cumulative effect of a change in accounting principle resulting in a loss of approximately $1.1 million in the year ended December 31, 2001 as a result of adopting FASB Statement No. 133 Accounting for Derivative Instruments and Hedging Activities (“SFAS No. 133”).

Income Taxes

      The Office Properties and Industrial Properties are primarily owned by limited partnerships or limited liability companies, which are substantially pass-through entities. Some of the pass-through entities have corporate general partners or members, which are subject to federal and state income and franchise taxes. In addition, our property management business which provides management services to Properties owned by third parties and provides certain other services to many of our Properties is owned by a corporation and is subject to federal and state income and franchise taxes.

      We have elected to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the “Code”). As a REIT, we generally will not be subject to federal income tax if we distribute 100% of our annual taxable income to our shareholders. As a REIT, we are subject to a number of organizational and operational requirements. If we fail to qualify as a REIT in any taxable year, we will be subject to federal income tax (including any applicable alternative minimum tax) on our taxable income at regular corporate tax rates. Even if we qualify for taxation as a REIT, we may be subject to state and local income taxes and to federal income tax and excise tax on our undistributed income. In addition, taxable income from our taxable REIT subsidiaries is subject to federal, state and local income taxes. The aggregate cost of land and depreciable property for federal income tax purposes as of December 31, 2003 and 2002 was approximately $14.4 billion and $14.8 billion, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — (continued)

      Reconciliation Between Net Income and Estimated Taxable Income (Unaudited):

	For the years ended December 31,

	2003	2002	2001

	(Dollars in thousands)
Net income available to Common Shares	$603,190	$707,642	$563,796
Straight-line rent adjustments	(76,847)	(72,891)	(69,149)
Preferred distributions not deductible for tax	51,872	62,573	57,041
Tax gain on sale of real estate in excess of GAAP gain	262,026	72,658	82,219
Excess of GAAP depreciation/amortization over tax depreciation/ amortization	233,817	146,389	146,277
Other adjustments	23,246	(74,635)	(55,617)
Net operating loss utilization	(69,199)	—	—

Taxable income	1,028,105	841,736	724,567
Less capital gains	(423,089)	(90,584)	(163,881)

Adjusted taxable income subject to 90% dividend requirement	$605,016	$751,152	$560,686

Reconciliation Between Cash Distributions Paid and Distributions Paid Deduction (Unaudited):

	For the years ended December 31,

	2003	2002	2001

	(Dollars in thousands)
Cash dividends paid	$854,462	$895,314	$795,679
Plus: Dividends designated from following year	173,643	—	—

Dividends paid deduction	$1,028,105	$895,314	$795,679

Characterization of Distributions (Unaudited):

	For the years ended December 31,

	2003		2002		2001

	$	%	$	%	$	%

	(Dollars in thousands)
Ordinary income	$456,674	56.9%	$694,986	83.5%	$516,782	70.0%
Qualified dividends	3,210	0.4%	—	—	—	—
Return of capital	—	—	53,578	6.4%	71,112	9.6%
Capital gains	227,133	28.3%	60,656	7.3%	130,618	17.7%
Unrecaptured section 1250 gain	115,573	14.4%	23,521	2.8%	20,126	2.7%

Common distributions	802,590	100.0%	832,741	100.0%	738,638	100.0%

Preferred distributions	51,872		62,573		57,041

Total REIT distributions	$854,462		$895,314		$795,679

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — (continued)

Minority Interests

EOP Partnership

      Net income is allocated to minority interests in EOP Partnership based on their weighted average ownership percentage during the period. The ownership percentage is calculated by dividing the number of Units held by the minority interests by the sum of our Units and the Units held by the minority interests, all calculated based on the weighted average days outstanding. For the years ended December 31, 2003 and 2002, we had an 89.0% and 88.8% weighted average interest in EOP Partnership. Minority interest in EOP Partnership on the consolidated balance sheets is calculated by dividing the number of Units held by the minority interests by the sum of our Units and the Units held by the minority interests, all calculated based on the Units outstanding at the end of the year. As of December 31, 2003 and 2002 we had an 89.1% interest in EOP Partnership. Changes in the number of outstanding Common Shares and Units will change our ownership interest and the ownership interest of the minority interests.

Partially Owned Properties

      We consolidate certain Properties that we control, but do not wholly own. The minority interests share of the equity of these consolidated Properties is reflected in the consolidated balance sheets as “Minority interests — partially owned properties” and represents the minority interests’ share in the total equity of these Properties. The net income from these properties attributable to the minority interests is reflected as “Minority interests — Partially owned properties” in the consolidated statements of operations.

      In May 2003, the Financial Accounting Standards Board (“FASB”) issued Statement No. 150 Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity (“Statement 150”). Statement 150 establishes standards for classifying and measuring as liabilities certain financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity. Statement 150 is effective for all financial instruments created or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003 (July 1, 2003 for calendar quarter companies). We adopted Statement 150 on July 1, 2003, which had no effect on our financial statements. Several of the Properties that we consolidate but do not wholly own are subject to finite life joint venture agreements. Statement 150 requires the disclosure of the estimated settlement value of these noncontrolling interests. As of December 31, 2003 the estimated settlement value of these noncontrolling interests approximated the book value of approximately $169.7 million.

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

Reclassifications

      Certain reclassifications have been made to the previously reported 2002 and 2001 statements in order to provide comparability with the 2003 statements reported herein. These reclassifications have not changed the 2002 or 2001 results of operations or combined shareholders’ equity and mandatorily redeemable preferred shares.

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

      The following table illustrates the unaudited effect on net income available to common shareholders and earnings per share if the fair value based method had been applied to all outstanding and unvested share options for the last three years. Compensation expense related to restricted share awards is not presented in the table below because the expense amount is the same under APB No. 25 and Statement 123 and therefore, is already reflected in net income.

	For the years ended December 31,

	2003	2002	2001

	(Dollars in thousands,
	except per share data)
Historical net income available to common shareholders	$603,190	$707,642	$563,796
Add back compensation expense for share options included in historical net income available to common shareholders	2,907	1,265	—
Deduct compensation expense for share options determined under fair value based method	(10,916)	(12,117)	(11,928)
Allocation of expense to minority interest-EOP Partnership	877	1,215	1,421

Pro forma net income available to common shareholders	$596,058	$698,005	$553,289

Earnings per share — basic:
Historical net income available to common shareholders	$1.50	$1.71	$1.57
Pro forma net income available to common shareholders	$1.49	$1.68	$1.54
Earnings per share — diluted:
Historical net income available to common shareholders	$1.50	$1.70	$1.55
Pro forma net income available to common shareholders	$1.48	$1.68	$1.52

NOTE 3 — IMPACT OF NEW ACCOUNTING STANDARDS

      In January 2003, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 46 (“FIN 46”), Consolidation of Variable Interest Entities. The objective of this Interpretation is to provide guidance on how to identify a variable interest entity (“VIE”) and determine when the assets, liabilities, non-controlling interests, and results of operations of a VIE need to be included in consolidated financial statements. A company that holds variable interests in an entity will need to consolidate such entity if the

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

NOTE 3 — IMPACT OF NEW ACCOUNTING STANDARDS — (continued)

company absorbs a majority of the VIE’s expected losses or receive a majority of the entity’s expected residual returns if they occur, or both.

      The provisions of FIN 46 apply upon initial involvement with the respective entity for transactions created after January 31, 2003. The adoption in 2003 had no effect on us. The provisions of FIN 46 and related revised interpretations apply no later than the end of the first interim reporting period ending March 15, 2004 (March 31, 2004) for entities created before February 1, 2003.

      In 1999, we invested in a 67% share of a $202.2 million mezzanine-level debt position for approximately $73.9 million as part of a debt restructuring related to the SunAmerica Center office property located in Century City, California which consists of approximately 780,000 square feet. The note accrues interest at 7.25% per annum and matures in August 2014 and is payable based on cash flow. We recognize interest income from this investment on a cash basis. We also have an option to acquire 67% of the $15.0 million face amount of two other subordinate notes from an affiliate of the property owner. We have accounted for our investment as a note receivable included in other assets.

      Under the provisions of FIN 46, we are required to consolidate the financial condition and results of operations of SunAmerica Center effective January 1, 2004. Our maximum exposure to loss as a result of the investment is equivalent to the $73.9 million we invested in 1999. However, we may be required to contribute additional funds to support the operations of the property. Any additional funding will be in the form of a shortfall note, which is repayable from available cash flow. The shortfall notes may not exceed $2.5 million in the aggregate. As of December 31, 2003, SunAmerica Center’s total assets were approximately $300 million and total liabilities were approximately $235 million. Our only recourse is against the mezzanine lender entity’s sole interest in the property-owning entity. The property is encumbered by a $203 million first mortgage owed to a third party.

NOTE 4 — SPIEKER MERGER

      On July 2, 2001, Spieker Properties, Inc. (“Spieker”) merged into Equity Office and Spieker Properties, L.P. (“Spieker Partnership”), Spieker’s operating partnership subsidiary, merged into EOP Partnership (collectively, the “Spieker Merger”) which was accounted for using the purchase method. The transaction valued Spieker (including the outside interests in Spieker Partnership) at approximately $7.2 billion, which included transaction costs, the assumption of approximately $2.1 billion in debt and the issuance of 14.25 million of our preferred shares valued at approximately $356.3 million. We paid approximately $1.1 billion in cash and issued approximately 101.5 million Common Shares and EOP Partnership issued approximately 16.7 million Units to third parties, each valued at $29.29 per Common Share/Unit. We financed the $1.1 billion cash portion of the purchase price using a combination of available cash and a new $1.0 billion bridge loan facility that was entered into before the closing of the Spieker Merger. The $1.0 billion bridge loan facility had a term of 364 days and an interest rate based on LIBOR plus 80 basis points. The $1.0 billion bridge loan facility was repaid in full with the net proceeds from the issuance of $1.4 billion of unsecured notes in July 2001 and terminated upon the repayment. Through the Spieker Merger, we acquired 391 Office Properties comprising approximately 28.3 million square feet, 98 Industrial Properties comprising approximately 10.1 million square feet and several development properties which added to our ownership in key markets across the western United States.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

NOTE 4 — SPIEKER MERGER — (continued)

      The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition:

(Dollars in thousands)

Investment in real estate	$7,168,973
Other assets	47,824

Total assets acquired	7,216,797

Mortgage debt, unsecured notes and lines of credit	(2,125,610)
Other liabilities	(173,382)

Total liabilities assumed	(2,298,992)

Minority interest in partially owned properties	(1,272)

Common Shares, Units and stock options issued	(3,483,326)
Preferred shares issued	(356,250)

Total equity issued	(3,839,576)

Total cash used for Spieker Merger	$(1,076,957)

NOTE 5 — INVESTMENTS IN REAL ESTATE

      Investments in real estate, including Office Properties, Industrial Properties, properties under development and vacant land, was as follows:

	December 31,

	2003	2002

	(Dollars in thousands)
Land	$2,737,533	$2,878,102
Land available for development	251,151	252,852
Building	19,479,760	20,545,623
Building improvements	691,111	446,808
Tenant improvements	971,780	683,142
Furniture and fixtures	105,655	72,252
Developments in process	75,232	284,737

Gross investments in real estate	24,312,222	25,163,516
Accumulated depreciation	(2,578,082)	(2,077,613)

Net investments in real estate	$21,734,140	$23,085,903

      During 2003, we acquired the U.S. Bank Tower and 225 West Santa Clara (a/k/a the Opus Center) office buildings for approximately $183.2 million. The office properties are located in Denver, Colorado and San Jose, California, respectively, and consist of approximately 829,293 square feet.

      In May 2003, we acquired approximately 8.1% of the equity in the joint venture that owns The John Hancock Complex in Boston, Massachusetts for approximately $25.0 million. The investment in the joint venture is accounted for under the cost method of accounting because we own a noncontrolling interest in the property and is included in prepaid expenses and other assets on the consolidated balance sheet.

      In September 2003, we acquired the remaining 20% equity interest in Key Center (see Note 9 — Investments in Unconsolidated Joint Ventures for more information).

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

NOTE 5 — INVESTMENTS IN REAL ESTATE — (continued)

      In September 2003, we acquired a vacant land parcel in Folsom, California, for approximately $3.4 million.

      During 2002, we acquired the Army and Navy Club Building and Liberty Plaza for a total of approximately $92.3 million from an unaffiliated party. These properties are located in Washington, D.C. and consists of approximately 260,372 square feet of office space.

      During 2001, in addition to the properties acquired in the Spieker Merger, we acquired the Three Lafayette Centre office building for a total cost of approximately $68.7 million from an unaffiliated party. The property is located in Washington, D.C. and consists of approximately 259,441 square feet.

NOTE 6 — SALES OF REAL ESTATE

      During 2003, we disposed of 53 office properties, two industrial properties and four vacant land parcels in separate transactions to various unaffiliated parties for approximately $933.1 million. The total gain on the sale of these properties was approximately $62.0 million which is included in discontinued operations. The sold office properties consisted of approximately 5,182,707 square feet and 32 residential units, and the industrial properties consisted of approximately 216,900 square feet. We also sold partial interests and entered into joint venture agreements on 13 office properties consisting of approximately 3,284,431 square feet. The total sales price to us from these partial sale transactions was approximately $596.5 million. The net gain on the interests sold totaled $99.1 million. The net income of the properties that were partially sold is included in net income from continuing operations.

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

      During 2001, we also disposed of 19 industrial properties that were acquired in the Spieker merger for approximately $213.4 million. There was no gain or loss on the sale of these properties. The sold industrial properties consisted of approximately 4,052,476 square feet.

      The net income for properties sold in 2002 and 2003 is reflected in the consolidated statements of operations as Discontinued Operations for the periods presented. The properties that were partially sold during 2003 are not required to be reflected as discontinued operations in accordance with Statement 144. Below is a

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

NOTE 6 — SALES OF REAL ESTATE — (continued)

summary of the results of operations for the properties sold in 2002 and 2003, except for the properties that were partially sold, through their respective sale dates which are classified as discontinued operations:

	For the years ended December 31,

	2003	2002	2001

	(Dollars in thousands)
Total revenues	$83,829	$164,425	$123,770

Expenses:
Depreciation and amortization	14,803	28,129	21,702
Property operating	25,228	54,266	45,362
Ground rent	18	164	236

Total expenses	40,049	82,559	67,300

Operating income	43,780	81,866	56,470

Other income/expense:
Interest/dividend income	158	233	217
Interest expense and amortization of deferred financing costs and prepayment expenses	(20)	(346)	(849)

Total other income/expense	138	(113)	(632)

Income before income taxes and net gain on sales of real estate	43,918	81,753	55,838
Income taxes	67	(369)	(92)
Net gain on sales of real estate	61,953	17,926	—

Net income	$105,938	$99,310	$55,746

Property net operating income from discontinued operations	$58,601	$110,159	$78,408

Segment Reporting

      For segment reporting purposes, the office properties, apartment properties and the land parcels that were sold are included in the “Office Properties” segment and the industrial properties and parking facilities that were sold are included in the “Corporate and Other” segment.

NOTE 7 — INVESTMENT IN PREFERRED STOCK

      The following investment is included in Prepaid Expenses and Other Assets:

      In July 1998, 50,000 preferred shares of CT Convertible Trust I, an investment management and real estate finance company, were acquired for approximately $48.5 million. The preferred shares have a liquidation preference of $1,000 each. The discount of $1.5 million is being amortized as additional dividend income over the term of 20 years. The terms of the preferred shares are as follows:

(a) For 60% of the investment, or approximately $30 million of the preferred shares:

•	the coupon rate of 8.25% per annum was fixed through March 31, 2002. Thereafter, the rate increased to the greater of:

•	10% per annum, increasing by 75 basis points per annum commencing October 1, 2004 and on each October 1 thereafter, or

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

NOTE 7 — INVESTMENT IN PREFERRED STOCK — (continued)

•	a rate equal to Capital Trust, Inc.’s then annual dividend per common share divided by $7.00;

•	the conversion price is $7.00 per share;

•	the common share equivalent is fixed at 4,285,714 shares; and

•	the preferred shares are callable through September 30, 2004.

(b) For 40% of the investment, or approximately $20 million of the preferred shares:

•	the coupon rate is 13.0% per annum and is fixed until October 1, 2004 when it will increase by 75 basis points per annum; and

•	the preferred shares are callable at any time.

      On September 30, 2002, CT Convertible Trust I redeemed the non-convertible amount of its preferred securities at par, including accrued dividends. We received approximately $20.1 million upon the redemption. We still have an approximate $29.3 million investment in the convertible portion of the preferred securities of CT Convertible Trust I.

NOTE 8 — IMPAIRMENT

      During 2003, an Office Property was deemed to be impaired due to an analysis of the undiscounted cash flows. As a result, we recognized a permanent impairment charge of $7.5 million, which reduced the book value of the property to its fair value of $3.8 million. Fair value was determined as the present value of the future cash flows. This asset and the related impairment charge are reported under the “Office Properties” segment for segment reporting purposes.

      During 2001, an impairment on securities and other investments of approximately $132.7 million was recognized in connection with various investments and other assets. The total impairment consisted of the investment in HQ Global Workplaces, Inc. preferred stock, including accrued but unpaid dividends, of approximately $90.6 million, investments in several telecom, technology and advertising related companies, investments in two full-service business center joint ventures, and a portion of an investment in an internally developed software system.

      During 2001, HQ Global was in default with respect to certain covenant and payment obligations under its senior and mezzanine indebtedness, but received forbearance periods from both its senior and mezzanine lenders. HQ Global was unable to restructure its indebtedness during these forbearance periods. Based on these circumstances and other factors, we determined that our investment in HQ Global was not recoverable and, therefore, recorded a permanent impairment on 100% of our investment. Subsequently, in March 2002 HQ Global filed a voluntary petition for relief under Chapter 11 of the U.S. Bankruptcy Code.

      During 2001, our telecom, technology and advertising related investments and full-service business center joint venture investments experienced operating losses due, in part, to the negative economic environment. These investments were considered to be impaired based on their fair value as compared to the carrying value. The fair value of the investments was based on internally prepared valuations considering the then present economic conditions. The impairment represented our entire investment in the respective assets, except for the internally developed software system, for which the impairment represented approximately one-half of the investment. These investments and the related impairment are reported under the “Corporate and Other” segment for segment reporting purposes.

      During 2001, we recognized a $2.5 million impairment on a parking facility that was held for sale because the sales price less costs to sell was less than the carrying amount of the property as of December 31, 2001. The asset and the related impairment are reported under the “Corporate and Other” segment for reporting purposes.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

NOTE 9 — INVESTMENTS IN UNCONSOLIDATED JOINT VENTURES

      The entities listed below are owned in joint ventures by us with unaffiliated parties and are accounted for under the equity method.

			Economic
			Interest(a)
			as of
			December 31,
		Total Rentable
Office Property	Location	Square Feet	2003	2002

One Post Office Square	Boston, MA	765,296	50%	50%
75-101 Federal Street	Boston, MA	813,195	51.61%	51.61%
Rowes Wharf(b)	Boston, MA	344,645	44%	44%
10 & 30 South Wacker	Chicago, IL	2,003,288	75%	75%
Bank One Center	Indianapolis, IN	1,057,877	25%	25%
Pasadena Towers	Los Angeles, CA	439,366	25%	25%
Promenade II	Atlanta, GA	774,344	50%	50%
SunTrust Center	Orlando, FL	640,741	25%	25%
Preston Commons	Dallas, TX	418,604	50%	50%
Sterling Plaza	Dallas, TX	302,747	50%	50%
Bank of America Tower	Seattle, WA	1,537,932	50.1%	50.1%
One Post Street	San Francisco, CA	421,121	50%	50%
Key Center(c)	Seattle, WA	472,929	100%	80%
1301 Avenue of the Americas (see Subsequent Events)	New York, NY	1,765,694	84.47%	84.47%
Concar	San Mateo, CA	219,318	79.96%	79.96%
Foundry Square IV(d)	San Francisco, CA	—	—	40%
161 North Clark(e)	Chicago, IL	1,010,520	25%	—
Prominence in Buckhead(e)	Atlanta, GA	424,309	25%	—
World Trade Center East(e)	Seattle, WA	186,912	25%	—
Treat Towers(e)	Walnut Creek, CA	367,313	25%	—
Parkshore Plaza I(e)	Folsom, CA	114,356	25%	—
Parkshore Plaza II(e)	Folsom, CA	155,497	25%	—
Bridge Pointe Corporate Center I & II(e)	San Diego, CA	372,653	25%	—
1111 19th Street(e)	Washington, DC	252,014	20%	—
1620 L Street(e)	Washington, DC	156,272	20%	—
1333 H Street(e)	Washington, DC	244,585	20%	—

	Total	15,261,528

Other
Wright Runstad Associates Limited Partnership(c)	—	—	—	30%
Regus Equity Business Centers, LLC	—	—	—	50%
HQ Global Workplaces	—	—	—	50%

(a)	Represents our approximate economic ownership interest for the periods presented. Net income, cash flow from operations and capital transactions are allocated to us and our joint venture partners in accordance with the respective partnership agreements. Our share of these items is subject to change

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

NOTE 9 — INVESTMENTS IN UNCONSOLIDATED JOINT VENTURES — (continued)

based upon, among other things, the operations of the Property and the timing and amount of capital transactions. Our legal ownership may differ.

(b)	In 2002, in connection with the restructuring of the partnership, we contributed approximately $30.9 million to the joint venture, which increased our economic ownership of Rowes Wharf to 44% from 39%.

(c)	In 2003, we acquired the remaining 20% equity interest in the Key Center office building from Wright Runstad Associates Limited Partnership (“WRALP”) and affiliates in exchange for our 30% equity interest in WRALP and a cash payment by us of approximately $7.9 million. In connection with the acquisition of Key Center, we assumed and subsequently repaid the mortgage debt secured by the Property. As a result of the acquisition, the property is now consolidated.

(d)	In 2000, we formed a joint venture with Wilson Investors-California (“WI,” of which William Wilson III, one of our trustees, is a principal), through its interest in Wilson/ Equity Office (“W/ EO”, of which 49.9% is owned by us and 50.1% is owned by WI), and an unaffiliated party to develop, construct, lease and manage Foundry Square IV, a 225,490 square foot office building located in San Francisco, California. Through the sale of the office building in July 2003, we disposed of our 40% indirect interest, which includes a 10% indirect interest through W/ EO and WI disposed of its 10% indirect interest through W/ EO to an unaffiliated party. Our share of the gain on the sale of the property was approximately $7.1 million and is included in income from investments in unconsolidated joint ventures. Our share of the gross proceeds from the sale was approximately $56.6 million, which includes the repayment of a $44.5 million construction loan. WI’s share of the proceeds was approximately $17.1 million.

(e)	In December 2003, we sold partial interests in these office properties and no longer consolidate their operations. See Note 6 — Sales of Real Estate for more information.

      Combined summarized financial information for these unconsolidated joint ventures is as follows:

	December 31,

	2003		2002

	(Dollars in thousands)
Balance Sheets:
Real estate, net of accumulated depreciation	$3,363,990		$2,757,699
Other assets	220,837		207,740

Total Assets	$3,584,827		$2,965,439

Mortgage debt	$1,308,782		$1,312,404
Other liabilities	127,242		112,968
Partners’ and shareholders’ equity	2,148,803		1,540,067

Total Liabilities and Partners’ and Shareholders’ Equity	$3,584,827		$2,965,439

Our share of equity	$1,040,373		$966,773
Net excess of cost of investments over the net book value of underlying net assets, net of accumulated depreciation of $24,456 and $20,704, respectively	86,859		121,042

Carrying value of investments in unconsolidated joint ventures	$1,127,232		$1,087,815

Our share of unconsolidated non-recourse mortgage debt	$797,268	(a)	$818,975

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

NOTE 9 — INVESTMENTS IN UNCONSOLIDATED JOINT VENTURES — (continued)

(a)	Our share of the scheduled payments of principal on mortgage debt for each of the next five years and thereafter through maturity as of December 31, 2003 is as follows:

Year	Dollars in thousands

2004	$117,153
2005	466,505
2006	52,283
2007	2,622
2008	16,989
Thereafter	141,716

Total	$797,268

	For the years ended December 31,

	2003	2002	2001

	(Dollars in thousands)
Statements of Operations:
Revenues	$472,124	$561,482	$509,238

Expenses:
Interest expense and loan cost amortization	71,618	77,020	95,389
Depreciation and amortization	95,867	83,656	86,270
Operating expenses	180,087	196,936	212,202

Total expenses	347,572	357,612	393,861

Net income before gain on sale of real estate and cumulative effect of a change in accounting principle	124,552	203,870	115,377
Gain on sale of real estate	43,255	3,703	—
Cumulative effect of a change in accounting principle	—	—	(2,279)

Net income	$167,807	$207,573	$113,098

Our share of:
Net income	$79,882	$106,852	$69,203

Interest expense and loan cost amortization	$50,059	$53,248	$63,105

Depreciation and amortization (real estate related)	$53,208	$48,865	$51,021

Gain on sale of real estate	$7,063	$429	$—

NOTE 10 — MORTGAGE DEBT

      We had outstanding fixed interest rate mortgage debt of approximately $2.3 billion and $2.5 billion as of December 31, 2003 and 2002, respectively and outstanding variable interest rate mortgage debt of approximately $36.0 million as of December 31, 2003 and 2002. Payments are generally due in monthly installments of principal and interest or interest only. As of December 31, 2003 and 2002, the effective interest rates on the fixed interest rate mortgage debt ranged from 5.81% to 8.63%, and the weighted average effective interest rate was approximately 7.72% and 7.70%, respectively. As of December 31, 2003 and 2002, the weighted average variable effective interest rate was approximately 1.72% and 1.98%, respectively. The historical cost, net of accumulated depreciation, of encumbered properties at December 31, 2003 and 2002 was approximately $4.9

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

NOTE 10 — MORTGAGE DEBT — (continued)

billion and $5.2 billion, respectively. During the years ended December 31, 2003 and 2002, the following transactions occurred:

	For the years ended
	December 31,

	2003	2002

	(Dollars in thousands)
Balance at beginning of year	$2,520,474	$2,662,099
Repayments and scheduled principal amortization	(233,809)	(156,052)
Proceeds from financings	—	14,427
Assumed through property acquisitions (See Note 9 Investments in Unconsolidated Joint Ventures)	59,166	—
Repaid upon sale of property	(16,279)	—

Balance at end of year(a)	$2,329,552	$2,520,474

(a)	Excludes net discount on mortgage debt of approximately $13,663 and $12,584 as of December 31, 2003 and 2002, respectively.

Repayment Schedule

      Scheduled payments of principal for the next five years and thereafter through maturity as of December 31, 2003 are as follows:

Year	Dollars in thousands

2004	$375,761
2005	568,787
2006	343,878
2007	237,024
2008	132,061
Thereafter	672,041

Total	$2,329,552

NOTE 11 — LINES OF CREDIT

      Our previous $1.0 billion line of credit matured in May 2003 at which time we obtained a new $1.0 billion line of credit. Our $1.0 billion line of credit bears interest at LIBOR plus 60 basis points and matures in May 2006. We also pay an annual facility fee of $2.0 million payable quarterly. In addition, a competitive bid option, whereby the lenders participating in the credit facility may bid on the interest to be charged which may result in an interest rate lower than LIBOR plus 60 basis points, is available for up to $350 million of the borrowings under the credit facility. As of December 31, 2003, $334 million was outstanding.

      In December 2003 we obtained a $1.0 billion 364-day credit facility. This credit facility bears interest at LIBOR plus 65 basis points and matures in December 2004. We also pay an annual facility fee of $1.5 million payable quarterly. In addition, a competitive bid option, whereby the lenders participating in the credit facility bid on the interest to be charged which may result in an interest rate lower than LIBOR plus 65 basis points, is available for up to $350 million of the borrowings under the credit facility.

      Agreements or instruments relating to the lines of credit contain certain financial restrictions and requirements described below. As of December 31, 2003, we were in compliance with each of these financial restrictions and requirements.

•	total liabilities to total asset value may not exceed 0.55:1 at any time;

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

NOTE 11 — LINES OF CREDIT — (continued)

•	earnings before interest, taxes, depreciation and amortization to interest expense may not be less than 2.00:1;

•	cash flow to fixed charges may not be less than 1.5:1;

•	secured debt to total asset value may not exceed 0.40:1;

•	unsecured debt to unencumbered asset value may not exceed 0.55:1;

•	unencumbered net operating income to unsecured debt service may not be less than 2.0:1;

•	consolidated tangible net worth may not be less than the sum of $10.7 billion and 70% of all net offering proceeds received by us or EOP Partnership after December 31, 2002;

•	we may not pay any distributions on Common Shares and Units in excess of 90% of annual Funds From Operations; and

•	our investments in unimproved assets, interest in taxable REIT subsidiaries, developments, unconsolidated joint ventures, mortgages and securities, in the aggregate, may not exceed 25% of our total asset value.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

NOTE 12 — UNSECURED NOTES

      During 2003, we repaid $700 million of unsecured notes upon their maturity and issued $500 million 5.88% unsecured notes due January 15, 2013. The table below summarizes the unsecured notes outstanding as of December 31, 2003:

		Effective
	Coupon	Rate	Principal		Maturity
Original Term	Rate	(a)	Balance		Date

	(Dollars in thousands)
5 Years	6.50%	4.59%	$300,000	(b)	01/15/04
9 Years	6.90%	6.27%	100,000	(b)	01/15/04
5 Years	6.80%	6.10%	200,000	(b)	05/01/04
6 Years	6.50%	5.31%	250,000	(b)	06/15/04
7 Years	7.24%	7.26%	30,000	(b)	09/01/04
8 Years	6.88%	6.40%	125,000		02/01/05
7 Years	6.63%	4.99%	400,000		02/15/05
7 Years	8.00%	6.49%	100,000		07/19/05
8 Years	7.36%	7.69%	50,000		09/01/05
6 Years	8.38%	7.65%	500,000		03/15/06
9 Years	7.44%	7.74%	50,000		09/01/06
10 Years	7.13%	6.74%	100,000		12/01/06
9 Years	7.00%	6.80%	1,500		02/02/07
9 Years	6.88%	6.83%	25,000		04/30/07
9 Years	6.76%	6.76%	300,000		06/15/07
10 Years	7.41%	7.70%	50,000		09/01/07
7 Years	7.75%	7.91%	600,000		11/15/07
10 Years	6.75%	6.97%	150,000		01/15/08
10 Years	6.75%	7.01%	300,000		02/15/08
8 Years(c)	7.25%	7.64%	325,000		11/15/08
10 Years	6.80%	6.94%	500,000		01/15/09
10 Years	7.25%	7.14%	200,000		05/01/09
11 Years	7.13%	6.97%	150,000		07/01/09
10 Years	8.10%	8.22%	360,000		08/01/10
10 Years	7.65%	7.20%	200,000		12/15/10
10 Years	7.00%	6.83%	1,100,000		07/15/11
10 Years	6.75%	7.02%	500,000		02/15/12
10 Years	5.88%	5.98%	500,000		01/15/13
20 Years	7.88%	8.08%	25,000		12/01/16
20 Years	7.35%	8.08%	200,000		12/01/17
20 Years	7.25%	7.54%	250,000		02/15/18
30 Years	7.50%	8.24%	150,000		10/01/27
30 Years	7.25%	7.31%	225,000		06/15/28

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

NOTE 12 — UNSECURED NOTES — (continued)

		Effective
	Coupon	Rate	Principal	Maturity
Original Term	Rate	(a)	Balance	Date

	(Dollars in thousands)
30 Years	7.50%	7.55%	200,000	04/19/29
30 Years	7.88%	7.94%	300,000	07/15/31

Weighted Average/ Subtotal	7.15%	6.95%	8,816,500

Net premium			12,412

Total			$8,828,912

(a)	Includes the effect of settled interest rate protection and interest rate swap agreements, offering and transaction costs and premiums and discounts on certain unsecured notes.

(b)	Through 2004, $880 million of unsecured notes will mature and become payable. The $400 million of unsecured notes that matured in January 2004 were repaid with our line of credit. We anticipate repaying the remaining notes with our lines of credit, proceeds from additional debt and/or equity offerings or proceeds from property dispositions.

(c)	The notes are exchangeable into Common Shares at an exchange rate of $34.00 per share. If the closing price of a Common Share at the time a holder exercises their exchange right is less than the exchange price of $34.00, the holder will receive, in lieu of Common Shares, cash in an amount equal to 97% of the product of the number of Common Shares into which the principal amount of notes subject to such exercise would otherwise be exchangeable and the current market price per Common Share.

Restrictions and Covenants under Unsecured Indebtedness

      Agreements or instruments relating to our unsecured notes contain certain financial restrictions and requirements described below. As of December 31, 2003, we were in compliance with each of these financial restrictions and requirements.

Restrictions and Covenants

      Set forth below are the financial restrictions and requirements to which we are subject under our unsecured note indentures and our performance under each covenant as of December 31, 2003:

Covenants(a) (in each case as defined in the respective indenture)	Actual Performance

Debt to Adjusted Total Assets may not be greater than 60%	47%
Secured Debt to Adjusted Total Assets may not be greater than 40%	12%
Consolidated Income Available for Debt Service to Annual Debt Service charge may not be less than 1.50:1	2.45
Total Unencumbered Assets to Unsecured Debt may not be less than 150%(b)	219%

(a)	The calculations of our actual performance under each covenant are included as Appendix A to this Form 10-K.

(b)	The outstanding unsecured notes assumed in the merger with Spieker Partnership are subject to a minimum ratio of 165%.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

NOTE 13 — DERIVATIVE FINANCIAL INSTRUMENTS

Forward-Starting Interest Rate Swaps

      As of December 31, 2003 and 2002, we had $1.3 billion and $1.1 billion of forward-starting interest rate swaps outstanding, respectively. The outstanding swaps will hedge the future interest payments of debt anticipated to be issued in 2004. The market value of the swaps at December 31, 2003 represented a net liability to us of approximately $10.4 million (approximately $11.1 million is recorded in other assets and $21.5 million is recorded in other liabilities). The market value at December 31, 2002 was $18.6 million (all of which is included in other liabilities). The net market value is also included in accumulated other comprehensive income. No hedge ineffectiveness has been recorded in earnings as these swaps were perfectly effective. As of March 5, 2004, the market value of these forward-starting interest rate swaps represented a net liability to us of approximately $64.9 million. The market value of the forward-starting interest rate swaps is dependent upon existing market interest rates and swap spreads, which change over time.

      Upon settlement of the swaps, we may be obligated to pay the counterparties a settlement payment, or alternatively to receive settlement proceeds from the counterparties. In accordance with SFAS No. 133, if the swaps are deemed to be effective hedges upon settlement, any monies paid or received will be amortized to interest expense over the term of the respective hedged interest payments. If the swaps are deemed to be only partially effective hedges upon settlement, a portion of the monies paid or received will be immediately recognized in earnings and the remainder will be amortized to interest expense over the term of the respective hedged interest payments. If the swaps are deemed to be completely ineffective hedges upon settlement, any monies paid or received will be immediately recognized in earnings.

Interest Rate Swaps

      During 2002 and 2001, we entered into and settled several interest rate swap agreements that hedged certain unsecured notes. In each case, we were the variable interest rate payer and the counterparty was the fixed rate payer. The variable interest rates were based on various spreads over LIBOR. The settlement dates corresponded to the interest payment dates of the respective unsecured notes being hedged. Each of the interest rate swap agreements were to terminate on the maturity date of the respective unsecured notes being hedged. The interest rate swap agreements were designated as fair value hedges. As of December 31, 2002, all of the interest rate swaps had been terminated.

NOTE 14 — MINORITY INTERESTS IN PARTIALLY OWNED PROPERTIES

      Although the financial condition and results of operations of the following Properties are consolidated, there are unaffiliated parties that own an interest in these Properties. We consolidate these properties because we own at least 50% of the respective ownership entities and control major decisions. All of the Properties are Office Properties except for Fremont Bayside, which is an Industrial Property. Our legal ownership and economic interest in each Property is substantially the same. We have additional Properties that are partially owned by unaffiliated parties where our approximate economic ownership is 100%.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

NOTE 14 — MINORITY INTERESTS IN PARTIALLY OWNED PROPERTIES — (Continued)

      The amounts shown below approximate our economic ownership interest for the periods presented. Net income, cash flow from operations and capital transactions are allocated to us and our minority interest partners in accordance with the respective partnership agreements. Our share of these items is subject to change based upon, among other things, the operations of the Property and the timing and amount of capital transactions.

			Economic
			Interest as of
			December 31,
		Total Rentable
Property	Location	Square Feet	2003	2002

Joint Ventures with Contractual Termination Dates
The Plaza at La Jolla Village	San Diego, CA	635,419	66.7%	66.7%
222 Berkley Street	Boston, MA	519,608	91.5%	91.5%
500 Boylston Street	Boston, MA	706,864	91.5%	91.5%
Washington Mutual Tower	Seattle, WA	1,207,823	75.0%	75.0%
Wells Fargo Center	Minneapolis, MN	1,117,439	75.0%	75.0%
Foundry Square II	San Francisco, CA	505,480	87.5%	87.5%
Ferry Building (a)	San Francisco, CA	243,812	100.0%	100.0%
2951 28th Street	Santa Monica, CA	85,000	98.0%	98.0%
Fremont Bayside	Oakland, CA	103,920	90.0%	90.0%

		5,125,365

Joint Ventures without Contractual Termination Dates
Water’s Edge	Los Angeles, CA	243,433	87.5%	87.5%
Park Avenue Tower	New York, NY	568,060	94.0%	94.0%
850 Third Avenue	New York, NY	568,867	94.0%	94.0%

		1,380,360

Total		6,505,725

(a)	A joint venture between us and other unaffiliated parties leased the Ferry Building from the City and County of San Francisco, through its Port Commission (the “Port”). Under this lease, the Port is paid a stated base rent. In addition, once the lessee has received from the project a cumulative preferred return of 8% (prior to stabilization) and 11% (after stabilization), then 50% of the proceeds from the operation and ownership of the project are paid to the Port as percentage rent.

The joint venture redeveloped the Ferry Building in a manner to permit the use of federal rehabilitation tax credits (“Historic Tax Credits”). Since the original members of the joint venture could not take full advantage of the Historic Tax Credits, the joint venture admitted a new member who could do so. This investor member has contributed approximately $21.3 million in equity and has committed to contribute an additional $3.5 to fund a portion of the Total Project Estimated Costs for the project, and will be entitled to a preferred return with an effective annual rate of approximately 3% on its capital investment. The investor member’s interest in the joint venture is subject to put/call rights during the sixth and seventh years after the Ferry Building is placed in service. Upon the purchase of the investor member’s interest pursuant to the put/call, it is estimated that the joint venture will retain approximately $11 million of the capital contributed by the investor member, based on a formula to determine the purchase price for the investor member’s interest and after taking into account the preferred return that will have been paid to the investor member by such time. Through the creation of a master lease, Equity

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

NOTE 14 — MINORITY INTERESTS IN PARTIALLY OWNED PROPERTIES — (Continued)

Office’s effective ownership percentage in the net cash flow of the Ferry Building project is approximately 100% after the payment to the Port of the percentage rent described above and the distribution of the preferred returns.

NOTE 15 — SHAREHOLDERS’ EQUITY AND MANDATORILY REDEEMABLE PREFERRED SHARES

Common Shares

      The following table presents the changes in the issued and outstanding Common Shares since January 1, 2002 (excluding 49,032,230 Units and 50,206,731 Units outstanding at December 31, 2003 and 2002, respectively, which are exchangeable for Common Shares on a one-for-one basis, or the cash equivalent thereof, subject to certain restrictions):

	For the years ended
	December 31,

	2003	2002

Outstanding at January 1,	411,200,998	414,548,673
Repurchases/retired(a)	(14,236,400)	(7,920,854)
Share options exercised	1,661,333	1,739,863
Units redeemed for Common Shares	934,261	2,555,646
Restricted shares and share awards issued, net of cancellations	900,196	214,291
Common Shares issued through the Dividend Reinvestment Program	—	63,379

Outstanding at December 31,	400,460,388	411,200,998

(a)	In July 2002, we announced a Common Share repurchase program allowing for the repurchase of up to $200 million of Common Shares, which was later increased to $400 million in November 2002 and to $600 million in March 2003, over the next 12 months at the discretion of management. The Common Shares may be repurchased in the open market or privately negotiated transactions. During 2003 and 2002, 14,236,400 and 7,901,900 Common Shares were repurchased at an average price of $25.53 and $24.92 for approximately $363.5 million and $196.9 million in the aggregate, respectively.

Distributions

      Distributions are declared and paid quarterly to holders of Common Shares as of the record dates of each declaration. The current quarterly distribution is $0.50 per Common Share. For the years ended December 31, 2003, 2002 and 2001, the per share distributions were $2.00, $2.00 and $1.90, respectively.

Mandatorily Redeemable Preferred Shares

      The Series B Convertible, Cumulative Redeemable Preferred Shares (“PIERS”) are convertible at any time, at the option of the holder, into Common Shares at a conversion price of $35.70 per Common Share (equivalent to a conversion rate of 1.40056 common shares for each PIERS). The PIERS are subject to mandatory redemption on February 15, 2008 at a price of $50.00 per share, plus accumulated and unpaid distributions to the redemption date.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

NOTE 15 — SHAREHOLDERS’ EQUITY AND MANDATORILY REDEEMABLE PREFERRED SHARES — (continued)

Preferred Shares

      Listed below is a summary of our outstanding preferred shares. We are the original issuer of our remaining outstanding series of preferred shares (Series C and G) and have recorded the deferred issuance costs associated with these preferred shares to shareholders’ equity. Upon any redemption of these preferred shares, we will recognize the deferred issuance costs as an additional preferred distribution in the determination of net income available for common shares in accordance with EITF Topic D-42. The preferred shareholders are entitled to receive, when and as authorized by our Board of Trustees, cumulative preferential cash distributions. We may redeem the preferred shares at certain dates in whole or in part at a cash redemption price equal to the liquidation preference plus all accrued dividends to the redemption date:

			Current Balance
	Annual	Liquidation	Outstanding
	Distribution	Preference Per	(Dollars in	Our Voluntary
Series	Rate	Share	thousands)	Redemption Date

C(a)	8.625%	$25.00	$114,073	on or after 12/8/2003
G(b)	7.75%	$25.00	$212,500	on or after 7/29/2007

      The annual per share distributions were as follows:

	For the years ended December 31,

	2003	2002	2001

Series A(b)	—	$1.3844167	$2.245
Series B	$2.625	$2.625	$2.625
Series C(a)	$2.15625	$2.15625	$2.15625
Series D(c)	—	—	$0.8728125
Series E(d)	$1.3015625	$1.96875	$0.984375
Series F(e)	$1.00	$2.00	$1.00
Series G(b)	$1.9375	$0.7427083	—

(a)	In January 2004, we redeemed our Series C Preferred Shares. See Note 26 — Subsequent Events.

(b)	In July 2002, we redeemed our 7,994,000 outstanding 8.98% Series A Cumulative Redeemable Preferred Shares at an aggregate redemption price of approximately $201.9 million, including accrued distributions, with the net proceeds from the issuance of our 8,500,000 7.75% Series G Cumulative Redeemable Preferred Shares.

(c)	In November 2001, we redeemed all of our 4,250,000 outstanding 9.45% Cumulative Redeemable Series D Preferred Shares, which were issued in connection with the Spieker Merger, at a redemption price of $25.00 per share, plus accrued and unpaid distributions for the period from October 1, 2001 to the redemption date of $0.2821875 per share, or an aggregate redemption price of approximately $107.4 million.

(d)	On June 27, 2003, we redeemed our 6,000,000 outstanding 7.875% Series E Cumulative Redeemable Preferred Shares, which were issued in connection with the Spieker Merger, at a redemption price of $25.00 per share for an aggregate redemption price of approximately $151.9 million, which includes approximately $1.9 million of accrued and unpaid distributions.

(e)	On June 30, 2003, we redeemed our 4,000,000 outstanding 8.0% Series F Cumulative Redeemable Preferred Shares, which were issued in connection with the Spieker Merger, at a redemption price of $25.00 per share for an aggregate redemption price of $100.0 million.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

NOTE 15 — SHAREHOLDERS’ EQUITY AND MANDATORILY REDEEMABLE PREFERRED SHARES — (continued)

Put Option Settlement

      As of December 31, 2000, 1,717,844 redeemable Common Shares were outstanding which related to Common Shares subject to a put option agreement entered into with an affiliate of the Wright Runstad & Company in connection with the acquisition of certain Properties in December 1997. In September 2001, we paid approximately $1.4 million in settlement of this put option. We previously recognized approximately $4.1 million as a total potential payment for the put option exercise between the period from August 1999 to August 2000. The difference of approximately $2.7 million between the $4.1 million previously recognized and the $1.4 million actually paid was recognized as a put option settlement.

NOTE 16 — FUTURE MINIMUM RENTS

      Future minimum rental receipts due on noncancelable operating leases at the Office Properties and Industrial Properties as of December 31, 2003 were as follows:

Year	Dollars in thousands

2004	$2,352,633
2005	2,120,951
2006	1,813,667
2007	1,520,989
2008	1,244,579
Thereafter	3,540,284

Total	$12,593,103

      We are subject to the usual business risks associated with the collection of the above scheduled rents. The future minimum rental receipts due on noncancelable operating leases from our investments in unconsolidated joint ventures are not included in the above schedule.

NOTE 17 — FUTURE MINIMUM LEASE PAYMENTS

      Certain Office Properties are subject to ground leases. Certain of these leases are subject to rental increases based upon the appraised value of the Property at specified dates or certain financial calculations based on the operations of the respective Property. Any incremental changes in the rental payments as a result of these adjustments are not included in the table below because the amount of the change is not determinable. Future minimum lease obligations under these noncancelable leases as of December 31, 2003 were as follows:

Year	Dollars in thousands

2004	$16,583
2005	16,649
2006	16,748
2007	16,646
2008	16,660
Thereafter	1,177,275

Total	$1,260,561

      Rental expense from continuing operations for the years ended December 31, 2003, 2002 and 2001 was approximately $24.2 million, $24.2 million and $19.7 million, respectively. These rental expense amounts include ground rent and rent for our corporate offices.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

NOTE 18 — EXTRAORDINARY ITEM

      The $1.0 million extraordinary loss in 2001 related to costs on certain Office Properties located in Seattle, Washington as a result of damage from an earthquake in February 2001.

NOTE 19 — EARNINGS PER SHARE

      The following table sets forth the computation of basic and diluted earnings per share:

	For the years ended December 31,

	2003	2002	2001

	(Dollars in thousands, except per share data)
Numerator:
Income from continuing operations	$549,124	$670,905	$564,578
Put option settlement	—	—	2,655
Preferred distributions	(51,872)	(62,573)	(57,041)

Income from continuing operations available to common shareholders	497,252	608,332	510,192
Discontinued operations (including net gain on sales of real estate of $61,953, $17,926 and $0, respectively)	105,938	99,310	55,746
Extraordinary item	—	—	(1,000)
Cumulative effect of a change in accounting principle	—	—	(1,142)

Numerator for basic earnings per share — net income available to common shareholders	603,190	707,642	563,796
Net income available to common shareholders allocated to minority interests in EOP Partnership	74,152	89,205	76,249

Numerator for diluted earnings per share — net income available to common shareholders	$677,342	$796,847	$640,045

Denominator:
Denominator for basic earnings per share — weighted average Common Shares outstanding	401,016,093	414,689,029	360,026,097

Effect of dilutive potential common shares:
Redemption of Units for Common Shares	49,578,372	52,445,745	48,893,485
Share options, put options and restricted shares	1,966,888	2,003,946	3,067,315

Dilutive potential common shares	51,545,260	54,449,691	51,960,800

Denominator for diluted earnings per share — weighted average Common Shares outstanding and dilutive potential common shares	452,561,353	469,138,720	411,986,897

Earnings per share — basic
Income from continuing operations available to common shareholders, net of minority interests	$1.27	$1.49	$1.43
Discontinued operations, net of minority interests	0.24	0.21	0.14

Net income available to common shareholders(a)	$1.50	$1.71	$1.57

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

NOTE 19 — EARNINGS PER SHARE — (continued)

	For the years ended December 31,

	2003	2002	2001

	(Dollars in thousands, except per share data)
Earnings per share — diluted
Income from continuing operations available to common shareholders	$1.26	$1.49	$1.42
Discontinued operations	0.23	0.21	0.14

Net income available to common shareholders(a)	$1.50	$1.70	$1.55

(a)	Net income available to common shareholders per share may not total the sum of the per share components due to rounding.

      The following securities were not included in the diluted earnings per share computation because they would have had an antidilutive effect:

		For the years ended December 31,
	Weighted Average
Antidilutive Securities	Exercise Price	2003	2002	2001

Share options	$29.220	13,436,967	—	—
Share options	$29.240	—	13,032,648	—
Share options	$30.350	—	—	4,849,148
Series B Preferred Shares	$35.700	8,389,354	8,389,354	8,389,354
Warrants (expired on December 17, 2002)	$39.375	—	4,808,219	5,000,000

Total		21,826,321	26,230,221	18,238,502

      For additional disclosures regarding employee share options and restricted shares, see Note 2 — Summary of Significant Accounting Policies — Share Based Employee Compensation Plans and Note 23 — Share-Based Employee Compensation Plans.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

NOTE 20 — SEGMENT INFORMATION

      As discussed in Note 1, our primary business is the ownership and operation of Office Properties. We account for each Office Property as an individual operating segment and have aggregated the related operating accounts into a single operating segment for financial reporting purposes due to the fact that the individual operating segments have similar economic characteristics. The net property operating income from continuing operations generated at the “Corporate and Other” segment consist primarily of the Industrial Properties and stand-alone parking facilities that were sold in 2002 and 2001. The “Other revenues” generated at the “Corporate and Other” segment consist primarily of fee income from the management of office properties owned by third parties, interest and dividend income from various investments and realized gains on sale of certain marketable securities.

	As of or for the year ended December 31, 2003

	Office Properties	Corporate and Other	Consolidated

	(Dollars in thousands)
Property operating revenues(a)	$3,131,792	$47,979	$3,179,771
Property operating expenses(b)	(1,116,062)	(10,517)	(1,126,579)

Property net operating income from continuing operations	2,015,730	37,462	2,053,192

Adjustments to arrive at net income:
Other revenues	4,452	33,278	37,730
Interest expense(c)	(176,804)	(650,531)	(827,335)
Depreciation and amortization	(691,412)	(24,136)	(715,548)
Ground rent	(20,287)	—	(20,287)
General and administrative	(4,395)	(58,084)	(62,479)
Impairment	(7,500)	—	(7,500)

Total	(895,946)	(699,473)	(1,595,419)

Income before income taxes, allocation to minority interests, income from investments in unconsolidated joint ventures and net gain on partial sales of real estate	1,119,784	(662,011)	457,773
Income taxes	(909)	(4,464)	(5,373)
Minority interests	(8,080)	(74,188)	(82,268)
Income from investments in unconsolidated joint ventures	76,292	3,590	79,882
Net gain on partial sales of real estate	99,110	—	99,110

Income from continuing operations	1,286,197	(737,073)	549,124
Discontinued operations (including net gain on sales of real estate of $61,953)	102,420	3,518	105,938

Net income	$1,388,617	$(733,555)	$655,062

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

NOTE 20 — SEGMENT INFORMATION — (continued)

	As of or for the year ended December 31, 2003

	Office Properties	Corporate and Other	Consolidated

	(Dollars in thousands)
Property net operating income:
Continuing operations	$2,015,730	$37,462	$2,053,192
Discontinued operations (see Note 6)	58,302	299	58,601

Total property net operating income	$2,074,032	$37,761	$2,111,793

Property operating margin from continuing and discontinued operations(d)			64.7%

Property operating margin from continuing operations(d)			64.6%

Capital and tenant improvements	$401,061	$34,247	$435,308

Investments in unconsolidated joint ventures	$1,128,175	$(943)	$1,127,232

Total Assets	$23,284,909	$904,101	$24,189,010

(a)	Included in property operating revenues are rental revenues, tenant reimbursements, parking income and other income.

(b)	Included in property operating expenses are real estate taxes, insurance, repairs and maintenance and property operating expenses.

(c)	Interest expense for the Office Properties represents interest expense on property secured mortgage debt and does not include interest expense on the unsecured notes or the line of credit.

(d)	Property operating margin is calculated by dividing property net operating income by property operating revenues.

	As of or for the year ended December 31, 2002

	Office Properties	Corporate and Other	Consolidated

	(Dollars in thousands)
Property operating revenues(a)	$3,290,424	$53,435	$3,343,859
Property operating expenses(b)	(1,138,460)	(10,235)	(1,148,695)

Property net operating income from continuing operations	2,151,964	43,200	2,195,164

Adjustments to arrive at net income:
Other revenues	2,542	35,513	38,055
Interest expense(c)	(193,759)	(620,886)	(814,645)
Depreciation and amortization	(643,194)	(19,681)	(662,875)
Ground rent	(20,325)	—	(20,325)
General and administrative	—	(65,790)	(65,790)

Total	(854,736)	(670,844)	(1,525,580)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

NOTE 20 — SEGMENT INFORMATION — (continued)

	As of or for the year ended December 31, 2002

	Office Properties	Corporate and Other	Consolidated

	(Dollars in thousands)
Income before income taxes, allocation to minority interests and income from investments in unconsolidated joint ventures	1,297,228	(627,644)	669,584
Income taxes	(2,130)	(6,996)	(9,126)
Minority interests	(7,120)	(89,285)	(96,405)
Income from investments in unconsolidated joint ventures	106,701	151	106,852

Income from continuing operations	1,394,679	(723,774)	670,905
Discontinued operations (including net gain on sales of real estate of $17,926)	97,466	1,844	99,310

Net income	$1,492,145	$(721,930)	$770,215

Property net operating income:
Continuing operations	$2,151,964	$43,200	$2,195,164
Discontinued operations (see Note 6)	108,757	1,402	110,159

Total property net operating income	$2,260,721	$44,602	$2,305,323

Property operating margin from continuing and discontinued operations(d)			65.7%

Property operating margin from continuing operations(d)			65.6%

Capital and tenant improvements	$321,803	$7,127	$328,930

Investments in unconsolidated joint ventures	$1,077,273	$10,542	$1,087,815

Total Assets	$24,394,552	$852,231	$25,246,783

(a)	Included in property operating revenues are rental revenues, tenant reimbursements, parking income and other income.

(b)	Included in property operating expenses are real estate taxes, insurance, repairs and maintenance and property operating expenses.

(c)	Interest expense for the Office Properties represents interest expense on property secured mortgage debt and does not include interest expense on the unsecured notes or the line of credit.

(d)	Property operating margin is calculated by dividing property net operating income by property operating revenues.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

NOTE 20 — SEGMENT INFORMATION — (continued)

	For the year ended December 31, 2001

	Office	Corporate
	Properties	and Other	Consolidated

	(Dollars in thousands)
Property operating revenues(a)	$2,900,682	$50,379	$2,951,061
Property operating expenses(b)	(999,040)	(9,582)	(1,008,622)

Property net operating income from continuing operations	1,901,642	40,797	1,942,439

Adjustments to arrive at net income:
Other revenues	3,496	51,604	55,100
Interest expense(c)	(208,398)	(534,188)	(742,586)
Depreciation and amortization	(535,565)	(17,763)	(553,328)
Ground rent	(16,692)	—	(16,692)
General and administrative	(11)	(42,310)	(42,321)
Impairments	—	(135,220)	(135,220)

Total	(757,170)	(677,877)	(1,435,047)

Income before income taxes, allocation to minority interests, income from investments in unconsolidated joint ventures and net gain on sales of real estate	1,144,472	(637,080)	507,392
Income taxes	(1,784)	(6,961)	(8,745)
Minority interests	(8,685)	(76,249)	(84,934)
Income from investments in unconsolidated joint ventures	67,216	1,987	69,203
Net gain on sales of real estate	22,265	59,397	81,662

Income from continuing operations	1,223,484	(658,906)	564,578
Discontinued operations	54,959	787	55,746

Income before extraordinary item and cumulative effect of change in accounting principle	1,278,443	(658,119)	620,324
Extraordinary item	(1,000)	—	(1,000)
Cumulative effect of change in accounting principle	(1,142)	—	(1,142)

Net income	$1,276,301	$(658,119)	$618,182

Property net operating income:
Continuing operations	$1,901,642	$40,797	$1,942,439
Discontinued operations (see Note 6)	77,454	954	78,408

Total property net operating income	$1,979,096	$41,751	$2,020,847

Property operating margin from continuing and discontinued operations(d)			65.7%

Property operating margin from continuing operations(d)			65.8%

Capital and tenant improvements	$325,215	$34,850	$360,065

(a)	Included in property operating revenues are rental revenues, tenant reimbursements, parking income and other income.

(b)	Included in property operating expenses are real estate taxes, insurance, repairs and maintenance and property operating expenses.

(c)	Interest expense for the Office Properties represents interest expense on property secured mortgage debt and does not include interest expense on the unsecured notes or the line of credit.

(d)	Property operating margin is calculated by dividing property net operating income by property operating revenues.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

NOTE 21 — QUARTERLY DATA (UNAUDITED)

	For the three months ended

	12/31/03	9/30/03	6/30/03	3/31/03

	(Dollars in thousands, except per share data)
Total revenues(a)	$828,748	$789,870	$787,687	$789,327
Income from continuing operations(a)	$188,857	$115,817	$109,045	$135,403
Discontinued operations(a)	$23,087	$4,866	$56,211	$21,775
Net income	$211,944	$120,683	$165,256	$157,178
Earnings per share — basic:
Net income per share	$0.53	$0.30	$0.41	$0.38
Earnings per share — diluted:
Net income per share	$0.53	$0.30	$0.41	$0.38

(a)	The amounts presented for the three months ended September 30, 2003, June 30, 2003, and March 31, 2003 are not equal to the same amounts previously reported in the Form 10-Q filed with the SEC for each period as a result of discontinued operations consisting of properties sold in 2003. Total revenues presented for the three months ended June 30, 2003 and March 31, 2003 also differ from the same amounts previously reported in the Form 10-Q filed with the SEC for each period due to the reclassification of interest/dividend income and realized gain on sale of marketable securities previously reported as revenues to other income. Below is a reconciliation to the amounts previously reported in the Form 10-Q:

	For the three months ended

	9/30/03	6/30/03	3/31/03

	(Dollars in thousands,
	except per share data)
Total revenues previously reported in Form 10-Q	$806,162	$810,959	$829,255
Revenues previously reported in Form 10-Q subsequently reclassified to other income	—	(3,695)	(11,405)
Revenues previously reported in Form 10-Q subsequently reclassified to discontinued operations	(16,292)	(19,577)	(28,523)

Total revenues disclosed in Form 10-K	$789,870	$787,687	$789,327

Income from continuing operations previously reported in Form 10-Q	$124,435	$119,090	$149,531
Income from continuing operations previously reported in Form 10-Q subsequently reclassified to discontinued operations	(8,618)	(10,045)	(14,128)

Income from continuing operations disclosed in Form 10-K	$115,817	$109,045	$135,403

Discontinued operations previously reported in Form 10-Q	$(3,752)	$46,166	$7,647
Discontinued operations from properties sold subsequent to the respective reporting period	8,618	10,045	14,128

Discontinued operations disclosed in Form 10-K	$4,866	$56,211	$21,775

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

NOTE 21 — QUARTERLY DATA (UNAUDITED) — (continued)

	For the three months ended

	12/31/02	9/30/02	6/30/02	3/31/02

	(Dollars in thousands, except per share data)
Total revenues(b)	$848,627	$841,593	$833,347	$836,199
Income from continuing operations(b)	$160,429	$158,534	$154,631	$197,313
Discontinued operations(b)	$26,664	$25,095	$27,681	$19,868
Net income	$187,093	$183,629	$182,312	$217,181
Earnings per share — basic:
Net income per share	$0.45	$0.44	$0.43	$0.52
Earnings per share — diluted:
Net income per share	$0.45	$0.43	$0.43	$0.52

(b)	The amounts presented for the three months ended December 31, 2002, September 30, 2002, June 30, 2002, and March 31, 2002 are not equal to the same amounts previously reported in the Form 10-Q or Form 10-K filed with the SEC for each period as a result of discontinued operations consisting of properties sold in 2003. Total revenues presented for the three months ended December 31, 2002, June 30, 2002 and March 31, 2002 also differ from the same amounts previously reported in the Form 10-Q or Form 10-K filed with the SEC for each period due to the reclassification of interest/dividend income and realized gain on sale of marketable securities previously reported as revenues to other income. Below is a reconciliation to the amounts previously reported in the Form 10-Q or Form 10-K:

	For the three months ended

	12/31/02	9/30/02	6/30/02	3/31/02

	(Dollars in thousands, except per share data)
Total revenues previously reported in Form 10-Q or Form 10-K	$884,511	$857,661	$861,889	$870,264
Revenues previously reported in Form 10-Q or Form 10-K subsequently reclassified to other income	(5,223)	—	(7,492)	(6,841)
Revenues previously reported in Form 10-Q or Form 10-K subsequently reclassified to discontinued operations	(30,661)	(16,068)	(21,050)	(27,224)

Total revenues disclosed in Form 10-K	$848,627	$841,593	$833,347	$836,199

Income from continuing operations previously reported in Form 10-Q or Form 10-K	$175,436	$166,372	$165,715	$211,926
Income from continuing operations previously reported in Form 10-Q or Form 10-K subsequently reclassified to discontinued operations	(15,007)	(7,838)	(11,084)	(14,613)

Income from continuing operations disclosed in Form 10-K	$160,429	$158,534	$154,631	$197,313

Discontinued operations previously reported in Form 10-Q or Form 10-K	$11,657	$17,257	$16,597	$5,255
Discontinued operations from properties sold subsequent to the respective reporting period	15,007	7,838	11,084	14,613

Discontinued operations disclosed in Form 10-K	$26,664	$25,095	$27,681	$19,868

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

NOTE 22 — RELATED PARTY TRANSACTIONS

      Fees and reimbursements paid to related parties for the years ended December 31, 2003, 2002 and 2001 were as follows:

	Paid in years ended December 31,

	2003	2002	2001

	(Dollars in thousands)
Development fees, leasing commissions and management fees(a)	$3,569	$4,727	$8,147
Interest and prepayment penalty on mortgage notes(b)	—	—	22,256
Office rent(c)	3,959	3,904	2,964

Total	$7,528	$8,631	$33,367

Payable to related parties at year end	$273	$1,748	$339

(a)	Amounts paid in 2003 were paid to an affiliate of William Wilson III, one of our trustees. Amounts paid in 2002 and 2001 were paid to W/EO. In 2000, we entered into a joint venture agreement with Wilson Investors — California, LLC (“WIC”) to form W/ EO for the purpose of developing, constructing, leasing and managing developments in northern California. We own 49.9% of W/ EO and WIC owns 50.1% of W/ EO. William Wilson III, through his ownership of WIC, indirectly owns approximately 22% of W/ EO and approximately 30% of any promote to which WIC is entitled under the joint venture agreement. We agreed to loan up to $25 million to WIC for its required contribution to W/ EO at a 15% interest rate per annum. In 2002, WIC repaid the outstanding loan balance of approximately $12.0 million of principal and $2.0 million of accrued interest. Upon this repayment and as a result of certain transactions with WIC the loan commitment has been terminated. Our investment in W/ EO as of December 31, 2003 and 2002 was approximately $1.3 million and $3.6 million, respectively, which represents our indirect interest in Concar at December 31, 2003 and Concar and Foundry IV (which was sold in 2003) at December 31, 2002.

We created joint ventures with W/ EO and, in certain cases, unaffiliated parties for the development of various office properties. We agreed to provide first mortgage financing to the ownership entities of each of these developments at the greater of 6.5% or LIBOR plus 3.25%, generally maturing 36 months after initial funding or earlier at our option, in the event alternative financing sources are available on terms reasonably acceptable to WIC and any unaffiliated party. The aggregate amount of any such financing would generally be capped at 70% of budgeted construction costs (76% in the case of Concar which, at December 31, 2002 had been completed and leased and as such is now reflected as investment in real estate). At December 31, 2002, we had committed to make mortgage loans for Foundry Square IV and Concar totaling approximately $96 million, of which approximately $74 million in principal and approximately $0.4 million in accrued interest was outstanding. The total principal and interest outstanding on these mortgage loans at December 31, 2003 was approximately $40 million. The mortgage loan for Foundry Square IV was repaid in 2003.

In December 2002, we completed a transaction with W/ EO and WIC pursuant to which we acquired W/EO’s interests in various projects known as Foundry Square II, Foundry Square III (a land parcel that was under option), the Ferry Building, San Rafael Corporate Center I and San Rafael Corporate Center II (a land parcel). WIC acquired W/EO’s interest in a project known as Larkspur (a land parcel under option) and WIC acquired the operating business and all assets of W/EO other than its ownership interests in the development projects known as Foundry Square IV and Concar. W/EO’s and our interests in Foundry Square IV and Concar remained unchanged as a result of this transaction. Joint ventures with other unaffiliated parties on the projects in which we acquired W/EO’s interest also remain unchanged as a result of this transaction. This transaction was accounted for as a nonmonetary exchange because the assets included in the exchange were similar and because the cash consideration exchanged was minimal. No gain or loss was recognized in connection with the transaction. A WIC subsidiary will continue providing the development management services to Foundry Square II, the Ferry Building and

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

NOTE 22 — RELATED PARTY TRANSACTIONS — (continued)

Concar until the earlier of project stabilization or June 2004. We also engaged a subsidiary of WIC to provide leasing brokerage services for Foundry Square II and the Ferry Building. These services for Foundry Square II were terminated by us and these services for the Ferry Building were terminated in part by us in January 2004. In July, 2003, Foundry Square IV was sold. Following this sale, W/ EO’s sole asset is its ownership interest in Concar. In accordance with the W/ EO operating agreement, we may, but are not required to, purchase the W/ EO interest in Concar subsequent to project stabilization.

(b)	In connection with the Cornerstone Merger, $250 million of mortgage debt was assumed on certain properties payable to Stichting Pensioenfonds Voor de Gezondheid, Geestelijke en Maatschappelijke Belangen (“PGGM”), of which Jan H.W.R. van der Vlist, one of our trustees, is a director of real estate. In October 2000, we repaid $65 million of mortgage debt encumbering TransPotomac Plaza 5 upon its maturity. In December 2001, the remaining $185 million of mortgage debt encumbering several properties was prepaid. As a result of the prepayment, we paid a $5.0 million prepayment penalty to PGGM.

(c)	We lease office space from Two North Riverside Plaza Joint Venture, a partnership composed of trusts established for the benefit of the families of Samuel Zell and Robert Lurie, a deceased former business partner of Mr. Zell.

Amounts Received from Related Parties

      As described in Note 7, we own, and receive distributions from, preferred shares of CT Convertible Trust I, of which Mr. Zell is Chairman of the Board.

      We have entered into third-party management contracts and a licensing agreement to manage and lease space at certain Properties owned or controlled by affiliates of Mr. Zell. Income recognized by us for providing these management services during 2003, 2002, and 2001 was approximately $.8 million, $1.0 million, and $1.5 million, respectively.

      In addition, we provided real estate tax consulting and risk management services to related parties for which we received approximately $.3 million, $1.6 million, and $1.7 million during 2003, 2002 and 2001, respectively.

      We received approximately $0.8 million from W/ EO during 2003 for lease commissions.

NOTE 23 — SHARE-BASED EMPLOYEE COMPENSATION PLANS

      We have three share-based employee compensation plans: the 1997 Share Option and Share Award Plan, as amended (the “1997 Plan”), the 2003 Share Option and Share Incentive Plan, as amended (the “2003 Plan”) and the 1997 Non-Qualified Share Purchase Plan, as amended (the “Non-Qualified Share Purchase Plan”). We also have assumed individual options in connection with prior merger transactions.

      The purpose of the 1997 Plan is to attract and retain highly qualified executive officers, trustees and employees. Through the 1997 Plan, eligible officers, trustees, employees and consultants are offered the opportunity to acquire Common Shares pursuant to grants of (a) options to purchase Common Shares (“Options”) and (b) Share Awards (defined below). The 1997 Plan is administered by the Compensation and Option Committee (the “Compensation Committee”), which is appointed by the Board of Trustees. The Compensation Committee determines those officers, trustees, key employees and consultants to whom, and the time or times at which, grants of Options and Share Awards will be made. The Compensation Committee interprets the 1997 Plan, adopts rules relating thereto and determines the terms and provisions of Options and Share Awards. In 2003, 2002, and 2001 the Common Shares subject to Options and Share Awards under the 1997 Plan were limited to 31,375,726, 32,030,650, and 23,733,869, respectively. The maximum aggregate number of Options and Share Awards that may be granted under the 1997 Plan may not exceed 6.8% of the outstanding Common Shares calculated on a fully diluted basis and determined annually on the first day of

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

NOTE 23 — SHARE-BASED EMPLOYEE COMPENSATION PLANS — (continued)

each calendar year. The issuance of awards or shares under the 2003 Plan does not increase the number of shares that may be issued under the 1997 Plan. No more than one-half of the maximum aggregate number of Options and Share Awards may be granted as Share Awards. To the extent that Options expire unexercised or are terminated, surrendered or canceled, the Options and Share Awards become available for future grants under the 1997 Plan, unless the 1997 Plan has terminated. The 1997 Plan has a 10-year term. The Board of Trustees may at any time prior thereto amend or terminate the 1997 Plan, but termination will not affect Options and Share Awards previously granted. Any Options or Share Awards which vest prior to any such termination will continue to be exercisable by the holder thereof.

      The Compensation Committee determines the vesting schedule of each Option and the term, which shall not exceed 10 years from the grant date. As to the Options that have been granted, each vests evenly over a three year period, one-third per year on each of the first three anniversaries of the grant date. The exercise price for Options is equivalent to the fair market value of the underlying Common Shares at the grant date.

      The 1997 Plan permits the issuance of Share Awards to executive officers, trustees and key employees upon such terms and conditions as are determined by the Compensation Committee in its sole discretion. A Share Award is an award of a Common Share which (a) may be fully vested upon issuance (“Share Award”) or (b) may vest over time (“Restricted Share Award”). Generally, members of the Board of Trustees have been granted Share Awards pursuant to the 1997 Plan as payment of their board fees. In each case, the number of Share Awards granted to trustees was equal to the dollar value of the fee divided by the fair market value of a Common Share on the date the fee would have been paid. Restricted Share Awards granted in 2003 and 2002 vest evenly over a five-year period, 20% per year on each of the first five anniversaries of the grant date. The Restricted Share Awards granted before 2002 vest over a five-year period as follows: 50% on the third anniversary of the grant date, 25% on the fourth anniversary of the grant date and the remaining 25% on the fifth anniversary of the grant date.

      The fair value for Options granted in 2003, 2002, and 2001 was estimated at the time the Options were granted using the Black-Scholes option-pricing model with the following weighted average assumptions:

Assumptions:	2003	2002	2001

Risk-free interest rate	3.2%	4.2%	4.2%
Expected dividend yield	6.6%	7.0%	6.7%
Volatility	0.22	0.19	0.21
Weighted average expected life of the Options	7 years	5 years	5 years
Weighted average fair value of Options granted	$2.36	$2.29	$2.76

      The Black-Scholes option-pricing model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, option-pricing models require the input of highly subjective assumptions, including the expected stock price volatility.

      In 2003, 2002, and 2001, we recognized compensation expense related to Restricted Shares and Options issued to employees of $17.1 million, $15.0 million, and $9.2 million, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

NOTE 23 — SHARE-BASED EMPLOYEE COMPENSATION PLANS — (continued)

      The table below summarizes the Option activity of the 1997 Plan for the last three years:

		Weighted Average
	Common Shares	Exercise Price Per
	Subject to Options	Option

Balance at December 31, 2000	13,221,371	$24.82
Options granted(1)	6,785,666	27.26
Options canceled	(438,681)	27.53
Options exercised	(3,282,003)	21.89

Balance at December 31, 2001	16,286,353	26.41
Options granted	6,540,705	28.36
Options canceled	(592,102)	28.98
Options exercised	(1,739,863)	23.00

Balance at December 31, 2002	20,495,093	27.18
Options granted	3,550,017	24.70
Options canceled	(1,358,070)	27.78
Options exercised	(1,661,333)	22.72

Balance at December 31, 2003	21,025,707	27.10

      The following table summarizes information regarding Options outstanding at December 31, 2003:

	Options Outstanding
				Options Exercisable		Options Not Exercisable
		Weighted-
		average	Weighted-		Weighted-		Weighted-
		remaining	average		average		average
		contractual life	exercise		exercise		exercise
Range of Exercise Prices	Options	in years(2)	price	Options	price	Options	price

$12.09 to $21.00	1,253,104	3.6	$20.74	1,253,104	$20.74	—	—
$21.07 to $23.40	1,155,499	4.9	23.25	1,155,499	23.25	—	—
$24.23 to $24.62	5,472,977	7.6	24.39	2,546,312	24.24	2,926,665	24.53
$24.88 to $28.36	6,367,408	7.9	28.20	2,798,154	28.20	3,569,254	28.19
$28.38 to $29.50	2,131,864	4.6	29.48	2,098,524	29.49	33,340	29.19
$29.76 to $33.00	4,644,855	6.6	30.35	3,491,425	30.47	1,153,430	29.99

$12.09 to $33.00	21,025,707	6.8	$27.10	13,343,018	$27.11	7,682,689	$27.07

(1)	Includes 1,890,648 non-plan options assumed in connection with the Spieker Merger.

(2)	Expiration dates ranged from January 2004 to December 2013.

      During 2003, 2002 and 2001, there were 926,511, 541,055 and 602,666 Restricted Share Awards granted, respectively. The Restricted Shares Awards issued in 2003, 2002 and 2001 were, on average, valued at an average of $24.56, $28.01 and $20.61 each, respectively. The value of the Restricted Share Awards is recognized as compensation expense evenly over the vesting period.

      Our shareholders approved the 2003 Plan at our 2003 annual meeting of shareholders. A total of 20,000,000 Common Shares are reserved for issuance under the 2003 Plan to trustees, officers, employees and consultants of Equity Office and its subsidiaries. The 2003 Plan provides for awards of share options, restricted shares, unrestricted shares, share units, dividend equivalent rights, share appreciation rights and performance awards. No more than 10,000,000 of the Common Shares reserved under the 2003 Plan may be issued in connection with awards other than options. The maximum number of shares subject to options and share appreciation rights that can be awarded to any person is 750,000 per year, and the maximum number of shares that can be awarded to any person, other than pursuant to an option or share appreciation right, is 300,000 per year. The 2003 Plan is administered by the Compensation Committee. Subject to the terms of the 2003 Plan, the Compensation Committee may select participants to receive awards, determine the types of awards and

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

NOTE 23 — SHARE-BASED EMPLOYEE COMPENSATION PLANS — (continued)

the terms and conditions of awards, and interpret the provisions of the 2003 Plan. The exercise price of each share option awarded under the 2003 Plan may not be less than 100% of the fair market value of a Common Share on the date of grant. The term of the 2003 Plan is 10 years. Prior thereto, the Compensation Committee may terminate or amend the 2003 Plan at any time and for any reason, but termination will not affect awards previously made. There were no awards made under the 2003 Plan during 2003.

      The Non-Qualified Purchase Plan was adopted to encourage eligible employees and trustees to purchase Common Shares. Under the Non-Qualified Purchase Plan, a total of 2,000,000 Common Shares are reserved for issuance. The minimum amount an eligible employee can contribute is $10 per pay period. The maximum amount an eligible employee can contribute is 20% of gross pay per pay period, up to $100,000 per calendar year. Trustees may contribute up to $100,000 per year. Contributions are held as part of the general assets of Equity Office. All contributions are fully vested. At the end of each purchase period, participant contributions are used to purchase Common Shares. The price for the Common Shares is 85% of the lesser of: (a) the closing price of the Common Shares on the last business day of the applicable purchase period and (b) the average closing price of the Common Shares for the purchase period. The number of Common Shares purchased is calculated on a per participant basis by dividing the contributions made by each participant during the Purchase Period by the purchase price. Only whole Common Shares are purchased, with any partial share of remaining cash being rolled over to the next purchase period. Shares purchased under the Non-Qualified Purchase Plan generally may not be sold, transferred or disposed of until the first anniversary of the purchase. If a participant violates this restriction, he or she is required to pay Equity Office an amount equal to the discount on the shares when purchased less, the excess, if any, of the amount the participant paid for the shares over the then current market price of the shares. At December 31, 2003, a total of 1,509,443 Common Shares remained available for issuance under the Non-Qualified Purchase Plan. Common Share purchases under this plan totaled 93,815, 90,484 and 76,645 in 2003, 2002 and 2001, respectively.

NOTE 24 — 401(K) PLAN

      Our 401(k) Plan was established to cover eligible employees and employees of any designated affiliate. The 401(k) Plan permits eligible persons to defer up to 16% of their annual compensation into the 401(k) Plan, subject to certain limitations imposed by the Internal Revenue Code. Employees’ elective deferrals are immediately vested upon contribution to the 401(k) Plan. We match employee contributions to the 401(k) Plan dollar for dollar up to 4% of the employee’s annual salary. In addition, we may elect to make an annual discretionary profit-sharing contribution. Approximately $6.7 million, $4.2 million and $3.8 million was recognized as expense in each of the years ended December 31, 2003, 2002 and 2001, respectively.

NOTE 25 — COMMITMENTS AND CONTINGENCIES

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

Forward-Starting Interest Rate Swaps

      See Note 13 — Derivative Financial Instruments for information on our forward-starting interest rate swaps.

Contingencies

      Certain joint venture agreements contain buy/ sell options in which each party has the option to acquire the interest of the other party. Except for certain agreements in which our partners in three of our Office Properties can require us to buy their interests, such agreements do not generally require that we buy our partners’ interest. The exceptions allow our unaffiliated partners, at their election, to require that we buy their interests during specified future time periods, commencing in 2004 and at amounts that represent the fair market value of their interest at that time or at amounts based on formulas contained in the respective agreements. In addition, we have granted options to each of two tenants to purchase the Office Property it occupies.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

NOTE 25 — COMMITMENTS AND CONTINGENCIES — (continued)

      Approximately 260 of our properties, consisting of 33.1 million square feet, are subject to restrictions on taxable dispositions under tax protection agreements entered into with some of the contributors of the properties. The carrying value of these properties was approximately $6.7 billion at December 31, 2003. The restrictions on taxable dispositions are effective for periods expiring at different times through 2021. The terms of these tax protection agreements generally prevent us from selling specific properties in taxable transactions unless we indemnify the contributing partners for their income tax liability on the portion of the gain on sale allocated to them as a result of the property’s value at the time of its contribution to us or, in some cases, to our predecessor. We do not believe that the tax protection agreements materially affect the conduct of our business or our decisions whether to dispose of restricted properties during the restriction period because we generally hold these and our other properties for investment purposes, rather than for sale. Historically, however, where we have deemed it to be in our shareholders’ best interests to dispose of restricted properties, we have done so through transactions structured as tax-deferred transactions under section 1031 of the Internal Revenue Code. We anticipate structuring any future dispositions of restricted properties as transactions intended to qualify for tax-deferred treatment. We therefore view the likelihood of incurring any such material indemnification obligations to be remote. Were we to dispose of a restricted property in a taxable transaction, we generally would be required to pay to a partner that is a beneficiary of one of the tax protection agreements an amount based on the amount of income tax the partner would be required to pay on the incremental gain allocated to such partner as a result of the built-in gain that existed with respect to such property at the time of its contribution to us, or in some cases, to our predecessor. In some cases there is a further requirement to reimburse any additional tax liability arising from the indemnification payment itself. The exact amount that would be payable with respect to any particular taxable sale of a restricted property would depend on a number of factors, many of which can only be calculated at the time of any future sale, including the sale price of the property at the time of the sale, the partnership’s basis in the property at the time of the sale, the partner’s basis in the assets at the time of the contribution, the partner’s applicable rate of federal, state and local taxation at the time of the sale, and the timing of the sale itself.

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

Type of Insurance		Third-Party Coverage
Coverage	Equity Office Loss Exposure/Deductible	Limitation

Property damage and
business interruption(a)	$75 million annual aggregate exposure (which includes amounts paid for earthquake loss), plus $1 million per occurrence deductible	$1.0 billion per occurrence(c)
Earthquake(a)(b)	$75 million annual aggregate exposure (which includes amounts paid for property damage and business interruption loss), plus $1 million per occurrence deductible	$325 million in the aggregate per year(c)
Acts of terrorism(d)	$2.8 million per occurrence deductible (plus 10% of each and every loss with a maximum per occurrence exposure of $35.3 million which includes the $2.8 million deductible)	$825 million per occurrence(e)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

NOTE 25 — COMMITMENTS AND CONTINGENCIES — (continued)

(a)	We retain up to $75 million of such loss calculated throughout the portfolio. In the event of a loss in excess of this retention limit, the third-party insurance carriers would be obligated to cover the losses up to the stated coverage amounts in the above table.

(b)	The amount of the third-party insurance relating to earthquakes is based on maximum probable loss studies performed by independent third parties. The maximum annual aggregate payment amount for earthquake loss is $325 million, inclusive of our loss exposure of $75 million plus $1 million per occurrence deductible. There can be no assurance that the maximum probable loss studies have accurately estimated losses that may occur.

(c)	These amounts include our loss exposure/deductible amount.

(d)	The coverage includes nuclear, chemical and biological events. The coverage does not apply to non-TRIA (Terrorism Insurance Act of 2002) events (which are terrorism events that are not committed by a foreigner or a foreign country). We maintain separate insurance with a $325 million annual aggregate limit subject to a deductible of $1 million for non-TRIA events. This separate coverage for non-TRIA events excludes nuclear, biological and chemical events.

(e)	This amount is in excess of our deductible amounts.

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

NOTE 26 — SUBSEQUENT EVENTS

      The following transactions occurred subsequent to December 31, 2003, through March 5, 2004:

1.	In January 2004, we redeemed all of our 4,562,900 outstanding 8 5/8% Series C Cumulative Redeemable Preferred Shares of Beneficial Interest. The Series C Preferred Shares were redeemed at a redemption price of $25.00 per share for an aggregate redemption price of approximately $114.6 million, including accrued distributions. The deferred issuance cost of approximately $4.1 million will be reflected as a preferred distribution and a reduction of net income available to common shareholders.

2.	We repaid $300 million of 6.50% unsecured notes and $100 million of 6.90% unsecured notes that matured in January 2004.

3.	We extended the cash settlement dates of two $400 million forward-starting interest rate swaps from January 2004 to April 2004.

4.	We sold Cal Center located in Sacramento, California to an unaffiliated party for approximately $18.5 million. Cal Center consisted of approximately 118,172 square feet.

5.	We acquired the remaining interest in the 1301 Avenue of the Americas office building for approximately $60.7 million. Our economic interest in the joint venture after the acquisition is 100% and as a result of the acquisition the property is now consolidated.

6.	In February 2004, we prepaid the mortgage notes that were secured by 580 California for approximately $56.5 million.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

      None.

Item 9A.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

      Our principal executive officer, Richard D. Kincaid, and our principal financial officer, Marsha C. Williams, evaluated as of December 31, 2003 the effectiveness of the design and operation of our disclosure controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. As a result of this evaluation, these executive officers have concluded that, as of such date, the design and operation of our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

      There were no changes in our internal control over financial reporting identified in connection with the evaluation referred to above that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART III

Item 10.	Directors and Executive Officers of the Registrant.

      Information about Trustees of Equity Office and Section 16(a) beneficial ownership reporting compliance is incorporated by reference from the discussion under Proposal 1 in our Proxy Statement for the 2004 Annual Meeting of Shareholders. The balance of the response to this item is contained in the discussion entitled “Executive and Senior Officers of Equity Office” under Item 1 of Part I of this report.

      Information about our audit committee financial expert is incorporated by reference to our Proxy Statement for the 2004 Annual Meeting of Shareholders.

      We have adopted a code of ethics that applies to our principal officer, principal financial officer and principal accounting officer, which is available on our website at: http://www.equityoffice.com. Any amendment to, or waiver from, a provision of such code of ethics will be posted on our website.

Item 11.	Executive Compensation.

      Information about executive compensation is incorporated by reference from the discussion under the heading “Executive Compensation” in our Proxy Statement for the 2004 Annual Meeting of Shareholders.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

      Information about security ownership of certain beneficial owners and management, and information about our equity compensation plans are incorporated by reference from the discussion under the headings “Common Share and Unit Ownership by Trustees and Executive Officers” and “Equity Compensation Plan Information” in our Proxy Statement for the 2004 Annual Meeting of Shareholders.

Item 13.	Certain Relationships and Related Transactions.

      Information about certain relationships and transactions with related parties is incorporated herein by reference from the discussion under the heading “Certain Relationships and Related Transactions” in our Proxy Statement for the 2004 Annual Meeting of Shareholders.

Item 14.	Principal Accountant Fees and Services.

      Information about principal accountant fees and services is incorporated by reference from the discussion under the heading “Independent Auditors” in our Proxy Statement for the 2004 Annual Meeting of Shareholders.

PART IV

Item 15.     Exhibits, Financial Statement Schedules and Reports on Form 8-K.

      (a)(1) Financial Statements:

           Report of Independent Auditors

Consolidated Balance Sheets as of December 31, 2003 and 2002

Consolidated Statements of Operations for the years ended December 31, 2003, 2002 and 2001

Consolidated Statements of Changes in Shareholders’ Equity for the years ended December 31, 2003, 2002 and 2001

Consolidated Statements of Net Comprehensive Income for the years ended December 31, 2003, 2002 and 2001

Consolidated Statements of Cash Flows for the years ended December 31, 2003, 2002 and 2001

           Notes to Consolidated Financial Statements

      (a)(2) Financial Statement Schedules:

           Schedule III — Real Estate and Accumulated Depreciation as of December 31, 2003

      All other schedules for which provision is made in the applicable accounting regulations of the SEC are not required under the related instructions or are inapplicable and therefore have been omitted.

      (a)(3) Exhibits:

The exhibits required by this item are set forth on the Exhibit Index attached hereto.

      (b) Reports on Form 8-K:

The following report on Form 8-K was filed during the quarter ended December 31, 2003:

Date of Event	Items Reported/Financial Statements Filed

November 3, 2003	Item 12. Results of Operations and Financial Condition

      (c) Exhibits:

           See Item 15(a)(3) above.

      (d) Financial Statement Schedules:

           Schedule III — Real Estate and Accumulated Depreciation as of December 31, 2003.

Appendix A

FINANCIAL COVENANT CALCULATIONS AS OF DECEMBER 31, 2003
UNDER CERTAIN INDENTURE AGREEMENTS

EOP OPERATING LIMITED PARTNERSHIP

UNSECURED NOTES FINANCIAL COVENANT COMPLIANCE AS OF DECEMBER 31, 2003
(Dollars in thousands)

      Compliance with these financial covenants requires EOP Partnership to apply specialized terms, the definitions of which are set forth in the related unsecured note indentures, and to calculate ratios in the manner prescribed in the indentures.

      This section presents such ratios as of December 31, 2003 to show that EOP Partnership was in compliance with the applicable financial covenants contained in the unsecured note indentures, copies of which have been filed as exhibits to the EOP Partnership’s periodic reports filed with the SEC. Management is not presenting these ratios and the related calculations for any other purpose or for any other period, and is not intending for these measures to otherwise provide information about EOP Partnership’s financial condition or results of operations. Investors should not rely on these measures other than for the purpose of testing EOP Partnership’s compliance with the financial covenants contained in the unsecured note indentures as of December 31, 2003.

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

(ii)	the increase or decrease in Total Assets from the end of such quarter including, without limitation, any increase in Total Assets resulting from the incurrence of such additional Debt (such increase or decrease together with EOP Partnership’s Total Assets is referred to as the “Adjusted Total Assets”).

Mortgage debt (excluding a net discount of $(13,663))	$2,329,552
Unsecured notes (excluding a net premium of $12,412)	8,816,500
Line of credit	334,000
EOP Partnership’s share of unconsolidated non-recourse mortgage debt	797,268

Debt	$12,277,320

Investments in real estate	$23,985,839
Developments in process	75,232
Land available for development	251,151
Cash and cash equivalents	69,398
Escrow deposits and restricted cash	75,186
Investments in unconsolidated joint ventures	1,127,232
Prepaid expenses and other assets (net of discount of $66,200)	344,940
Change in cash subsequent to December 31, 2003 as a result of property dispositions	2,031

Adjusted Total Assets	$25,931,009

Ratio	47%

Maximum Ratio	60%

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

Mortgage debt (excluding a net discount of $(13,663))	$2,329,552
EOP Partnership’s share of unconsolidated non-recourse mortgage debt	797,268

Secured Debt	$3,126,820

Adjusted Total Assets	$25,931,009

Ratio	12%

Maximum Ratio	40%

Consolidated Income Available for Debt Service to Annual Debt Service Charge

      EOP Partnership may not, and may not permit any Subsidiary to, incur any Debt, other than intercompany Debt (provided that, in the case of Debt owed to Subsidiaries, such Debt is subordinate in right of payment to the debt securities), if the ratio of Consolidated Income Available for Debt Service to Annual Debt Service Charge (in each case as defined below) for the period consisting of the four consecutive fiscal quarters most recently ended prior to the date on which the additional Debt is to be incurred shall have been less than 1.5 to 1 on a pro forma basis after giving effect to the incurrence of such Debt and to the application of the proceeds therefrom, and calculated on the assumption that:

•	such Debt and any other Debt incurred by EOP Partnership or a Subsidiary since the first day of such four-quarter period, which was outstanding at the end of such period, had been incurred at the beginning of such period and continued to be outstanding throughout such period, and the application of the proceeds of such Debt, including to refinance other Debt, had occurred at the beginning of such period;

•	the repayment or retirement of any other Debt by EOP Partnership or a Subsidiary since the first day of such four-quarter period had been repaid or retired at the beginning of such period, except that, in determining the amount of Debt so repaid or retired, the amount of Debt under any revolving credit facility is computed based upon the average daily balance of such Debt during such period;

•	in the case of Acquired Indebtedness or Debt incurred in connection with any acquisition since the first day of the four-quarter period, the related acquisition had occurred as of the first day of the period with the appropriate adjustments with respect to the acquisition being included in the pro forma calculation; and

•	in the case of any increase or decrease in Total Assets, or any other acquisition or disposition by EOP Partnership or any Subsidiary of any asset or group of assets, since the first day of such four-quarter period, including by merger, stock purchase or sale, or asset purchase or sale, such increase, decrease or other acquisition or disposition or any related repayment of Debt had occurred as of the first day of such period with the appropriate adjustments to revenues, expenses and Debt levels with respect to such increase, decrease or other acquisition or disposition being included in such pro forma calculation.

Pro forma net income	$476,622
Pro forma interest expense	777,417
Pro forma amortization of mark to market discounts/premiums	(4,737)
Pro forma provision for taxes	5,204
Pro forma amortization and depreciation	707,567
Less pro forma income from investments in unconsolidated joint ventures	(71,153)

Consolidated Income Available for Debt Service	$1,890,920

Pro forma interest expense	$777,417
Pro forma amortization of mark to market discounts/premiums	(4,737)

Annual Debt Service Charge	$772,680

Ratio	2.45

Minimum Ratio	1.50

Total Unencumbered Assets to Unsecured Debt

      EOP Partnership is required at all times to maintain Total Unencumbered Assets of not less than 150% of the aggregate outstanding principal amount of all outstanding Unsecured Debt of EOP Partnership and its Subsidiaries on a consolidated basis.

Total undepreciated real estate assets	$18,795,143
Cash and cash equivalents	69,398
Escrow deposits and restricted cash	75,186
Prepaid expenses and other assets (net of discount of $66,200)	344,940
Unencumbered investments in unconsolidated joint venture properties	800,540

Total Unencumbered Assets	$20,085,207

Unsecured notes (excluding a net premium of $12,412)	$8,816,500
Line of credit	334,000

Unsecured Debt	$9,150,500

Ratio	219%

Minimum Ratio(a)	150%

(a)	The unsecured notes assumed in the merger with Spieker Partnership are subject to a minimum ratio of 165%.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EQUITY OFFICE PROPERTIES TRUST

By:	/s/ RICHARD D. KINCAID

Richard D. Kincaid
President and Chief Executive Officer

Date: March 15, 2004

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities indicated as of March 15, 2004.

Signature	Title

/s/ RICHARD D. KINCAID Richard D. Kincaid	President, Chief Executive Officer and Trustee (principal executive officer)

/s/ MARSHA C. WILLIAMS Marsha C. Williams	Executive Vice President — Chief Financial Officer (principal financial officer)

/s/ STEPHEN M. BRIGGS Stephen M. Briggs	Senior Vice President — Chief Accounting Officer (principal accounting officer)

/s/ SAMUEL ZELL Samuel Zell	Chairman of the Board of Trustees

/s/ THOMAS E. DOBROWSKI Thomas E. Dobrowski	Trustee

/s/ WILLIAM M. GOODYEAR William M. Goodyear	Trustee

/s/ JAMES D. HARPER, JR. James D. Harper, Jr.	Trustee

David K. McKown	Trustee

/s/ JOHN S. MOODY, SR. John S. Moody, Sr.	Trustee

/s/ JERRY M. REINSDORF Jerry M. Reinsdorf	Trustee

Signature	Title

/s/ SHELI Z. ROSENBERG Sheli Z. Rosenberg	Trustee

/s/ EDWIN N. SIDMAN Edwin N. Sidman	Trustee

/s/ WARREN E. SPIEKER, JR. Warren E. Spieker, Jr.	Trustee

/s/ JAN H.W.R. VAN DER VLIST Jan H.W.R. van der Vlist	Trustee

/s/ WILLIAM WILSON III William Wilson III	Trustee

EXHIBIT INDEX

Exhibit No.	Description	Location

3.1	Restated Declaration of Trust	Incorporated by reference to Exhibit 3.2 to Equity Office’s 2003 Third Quarter Form l0-Q

3.2	Third Amended and Restated Bylaws	Incorporated by reference to Exhibit 3.1 to Equity Office’s 2003 First Quarter Form l0-Q

4.1	Indenture, dated as of September 2, 1997, between EOP Partnership and State Street Bank and Trust Company	Incorporated by reference to Exhibit 4.1 to Equity Office’s 1997 Annual Report on Form 10-K, as amended

4.2	First Supplemental Indenture, dated as of February 9, 1998, between EOP Partnership and State Street Bank and Trust Company	Incorporated by reference to Exhibit 4.2 to Equity Office’s 1997 Annual Report on Form 10-K, as amended

4.3	$200,000,000 6.625% Note due 2005. Another $200,000,000 6.625% Note due 2005, identical in all material respects to the Note filed as Exhibit 4.4 to Equity Office’s 1997 Annual Report on Form 10-K, as amended, has not been filed.	Incorporated by reference to Exhibit 4.4 to Equity Office’s 1997 Annual Report on Form 10-K, as amended

4.4	$200,000,000 6.750% Note due 2008. A $100,000,000 6.750% Note due 2008, identical in all material respects other than principal amount to the Note filed as Exhibit 4.5 to Equity Office’s 1997 Annual Report on Form 10-K, as amended, has not been filed.	Incorporated by reference to Exhibit 4.5 to Equity Office’s 1997 Annual Report on Form 10-K, as amended

4.5	$200,000,000 7.250% Note due 2018. A $50,000,000 7.250% Note due 2018, identical in all material respects other than principal amount to the Note filed as Exhibit 4.6 to Equity Office’s Annual Report on Form 10-K for the year ended December 31, 1997, as amended, has not been filed.	Incorporated by reference to Exhibit 4.6 to Equity Office’s 1997 Annual Report on Form 10-K, as amended

4.6	$30,000,000 7.24% Senior Note due 2004	Incorporated by reference to Exhibit 4.8 to Equity Office’s 1997 Annual Report on Form 10-K, as amended

4.7	$50,000,000 7.36% Senior Note due 2005	Incorporated by reference to Exhibit 4.9 to Equity Office’s 1997 Annual Report on Form 10-K, as amended

4.8	$50,000,000 7.44% Senior Note due 2006	Incorporated by reference to Exhibit 4.10 to Equity Office’s 1997 Annual Report on Form 10-K, as amended

4.9	$50,000,000 7.41% Senior Note due 2007	Incorporated by reference to Exhibit 4.11 to Equity Office’s 1997 Annual Report on Form 10-K, as amended)

Exhibit No.	Description	Location

4.10	$250,000,000 6.50% Notes due 2004	Incorporated by reference to Exhibit 4.12 to Equity Office’s 2000 Annual Report on Form 10-K, as amended

4.11	$300,000,000 6.763% Notes due 2007	Incorporated by reference to Exhibit 4.13 to Equity Office’s 2000 Annual Report on Form 10-K, as amended

4.12	$225,000,000 7.25% Notes due 2028	Incorporated by reference to Exhibit 4.14 to Equity Office’s 2000 Annual Report on Form 10-K, as amended

4.13	$300,000,000 6.5% Notes due 2004	Incorporated by reference to Exhibit 4.16 to Equity Office’s 2000 Annual Report on Form 10-K, as amended

4.14	$500,000,000 6.8% Notes due 2009	Incorporated by reference to Exhibit 4.17 to Equity Office’s 2000 Annual Report on Form 10-K, as amended

4.15	$200,000,000 7.5% Notes due April 19, 2029	Incorporated by reference to Exhibit 4.23 to EOP Partnership’s Current Report on Form 8-K filed with the SEC on April 19, 1999

4.16	$400,000,000 8.375% Note due March 15, 2006	Incorporated by reference to Exhibit 4.24 to EOP Partnership’s Current Report on Form 8-K filed with the SEC on March 24, 2000

4.17	$100,000,000 8.375% Note due March 15, 2006	Incorporated by reference to Exhibit 4.25 to EOP Partnership’s Current Report on Form 8-K filed with the SEC on March 24, 2000

4.18	$360,000,000 8.10% Note due August 1, 2010 of EOP Partnership	Incorporated by reference to Exhibit 4.1 to EOP Partnership’s Current Report on Form 8-K filed with the SEC on August 8, 2000

4.19	Indenture, dated August 23, 2000, by and among EOP Partnership, Equity Office and State Street Bank and Trust Company	Incorporated by reference to Exhibit 4.1 to Equity Office’s Registration Statement on Form S-3 (SEC File No. 333-47754)

4.20	$300,000,000 (or applicable lesser amount) Senior Exchangeable Note due November 15, 2008, and related Guarantee	Incorporated by reference to Exhibit 4.23 to Equity Office’s 2001 Annual Report on Form 10-K, as amended

4.21	$25,000,000 (or applicable lesser amount) Senior Exchangeable Note due November 15, 2008, and related Guarantee	Incorporated by reference to Exhibit 4.24 to Equity Office’s 2001 Annual Report on Form 10-K, as amended

4.22	$325,000,000 (or applicable lesser amount) Senior Exchangeable Notes due November 15, 2008, and related Guarantee	Incorporated by reference to Exhibit 4.25 to Equity Office’s 2001 Annual Report on Form 10-K, as amended

4.23	Indenture, dated August 29, 2000, by and between EOP Partnership and U.S. Bank National Association (formerly known as U.S. Bank Trust National Association)	Incorporated by reference to Exhibit 4.1 to EOP Partnership’s Registration Statement on Form S-3, as amended (SEC File No. 333-43530)

Exhibit No.	Description	Location

4.24	First Supplemental Indenture, dated June 18, 2001, among EOP Partnership, Equity Office and U.S. Bank National Association (formerly known as U.S. Bank Trust National Association)	Incorporated by reference to Exhibit 4.2 to Equity Office’s Registration Statement on Form S-3, as amended (SEC File No. 333- 58976)

4.25	$400,000,000 7 3/4% Note due 2007	Incorporated by reference to Exhibit 4.5 to EOP Partnership’s Current Report on Form 8-K filed with the SEC on November 20, 2000

4.26	$200,000,000 7 3/4% Note due 2007	Incorporated by reference to Exhibit 4.6 to EOP Partnership’s Current Report on Form 8-K filed with the SEC on November 20, 2000

4.27	$500,000,000 7.000% Note due July 15, 2011, and related Guarantee	Incorporated by reference to Exhibit 4.4 to EOP Partnership’s Current Report on Form 8-K filed with the SEC on July 18, 2001

4.28	$500,000,000 7.000% Note due July 15, 2011, and related Guarantee	Incorporated by reference to Exhibit 4.5 to EOP Partnership’s Current Report on Form 8-K filed with the SEC on July 18, 2001

4.29	$100,000,000 7.000% Note due July 15, 2011, and related Guarantee	Incorporated by reference to Exhibit 4.6 to EOP Partnership’s Current Report on Form 8-K filed with the SEC on July 18, 2001

4.30	$300,000,000 7.875% Note due July 15, 2031, and related Guarantee	Incorporated by reference to Exhibit 4.7 to EOP Partnership’s Current Report on Form 8-K filed with the SEC on July 18, 2001

4.31	$400,000,000 6 3/4% Note due February 15, 2012, and related Guarantee	Incorporated by reference to Exhibit 4.1 to EOP Partnership’s Current Report on Form 8-K filed with the SEC on February 15, 2002

4.32	$100,000,000 6 3/4% Note due February 15, 2012, and related Guarantee	Incorporated by reference to Exhibit 4.2 to EOP Partnership’s Current Report on Form 8-K filed with the SEC on February 15, 2002

4.33	Indenture, dated as of December 6, 1995, among Spieker and State Street Bank and Trust, as Trustee	Incorporated by reference to Exhibit 99.17.1 to Equity Office’s Current Report on Form 8-K filed with the SEC on July 5, 2001

4.34	Fourth Supplemental Indenture, dated as of January 24, 1996, among Spieker, Spieker Partnership and State Street	Incorporated by reference to Exhibit 99.17.7 to Equity Office’s Current Report on Form 8-K filed with the SEC on July 5, 2001

4.35	$100,000,000 6.90% Note due January 15, 2004	Incorporated by reference to Exhibit 99.17.8 to Equity Office’s Current Report on Form 8-K filed with the SEC on July 5, 2001

Exhibit No.	Description	Location

4.36	Fifth Supplemental Indenture, dated as of June 20, 1996, among Spieker, Spieker Partnership and State Street	Incorporated by reference to Exhibit 99.17.9 to Equity Office’s Current Report on Form 8-K filed with the SEC on July 5, 2001

4.37	$100,000,000 Medium-Term Notes due nine months or more from July 19, 1996	Incorporated by reference to Exhibit 99.17.10 to Equity Office’s Current Report on Form 8-K filed with the SEC on July 5, 2001

4.38	Sixth Supplemental Indenture, dated as of December 10, 1996, among Spieker, Spieker Partnership and State Street	Incorporated by reference to Exhibit 99.17.12 to Equity Office’s Current Report on Form 8-K filed with the SEC on July 5, 2001

4.39	$100,000,000 7.125% Note due December 1, 2006	Incorporated by reference to Exhibit 99.17.13 to Equity Office’s Current Report on Form 8-K filed with the SEC on July 5, 2001

4.40	Seventh Supplemental Indenture, dated as of December 10, 1996, among Spieker, Spieker Partnership and State Street	Incorporated by reference to Exhibit 99.17.14 to Equity Office’s Current Report on Form 8-K filed with the SEC on July 5, 2001

4.41	$25,000,000 7.875% Note due December 1, 2016	Incorporated by reference to Exhibit 99.17.15 to Equity Office’s Current Report on Form 8-K filed with the SEC on July 5, 2001

4.42	Eighth Supplemental Indenture, dated as of July 14, 1997, among Spieker, Spieker Partnership and State Street	Incorporated by reference to Exhibit 99.17.16 to Equity Office’s Current Report on Form 8-K filed with the SEC on July 5, 2001

4.43	$150,000,000 7.125% Note due July 1, 2009	Incorporated by reference to Exhibit 99.17.17 to Equity Office’s Current Report on Form 8-K filed with the SEC on July 5, 2001

4.44	Ninth Supplemental Indenture, dated as of September 29, 1997, among Spieker, Spieker Partnership, First Trust of California, National Association and State Street	Incorporated by reference to Exhibit 99.17.18 to Equity Office’s Current Report on Form 8-K filed with the SEC on July 5, 2001

4.45	$150,000,000 7.50% Debenture due October 1, 2027	Incorporated by reference to Exhibit 99.17.19 to Equity Office’s Current Report on Form 8-K filed with the SEC on July 5, 2001

4.46	Tenth Supplemental Indenture, dated as of December 8, 1997, among Spieker, Spieker Partnership and First Trust of California, National Association	Incorporated by reference to Exhibit 99.17.20 to Equity Office’s Current Report on Form 8-K filed with the SEC on July 5, 2001

4.47	$200,000,000 7.35% Debenture due December 1, 2017	Incorporated by reference to Exhibit 99.17.21 to Equity Office’s Current Report on Form 8-K filed with the SEC on July 5, 2001

Exhibit No.	Description	Location

4.48	Eleventh Supplemental Indenture, dated as of January 27, 1998, among Spieker, Spieker Partnership and First Trust of California, National Association	Incorporated by reference to Exhibit 99.17.22 to Equity Office’s Current Report on Form 8-K filed with the SEC on July 5, 2001

4.49	$150,000,000 6.75% Note due January 15, 2008	Incorporated by reference to Exhibit 99.17.23 to Equity Office’s Current Report on Form 8-K filed with the SEC on July 5, 2001

4.50	Twelfth Supplemental Indenture, dated as of February 2, 1998, among Spieker, Spieker Partnership and First Trust of California, National Association	Incorporated by reference to Exhibit 99.17.24 to Equity Office’s Current Report on Form 8-K filed with the SEC on July 5, 2001

4.51	$125,000,000 6.875% Note due February 1, 2005	Incorporated by reference to Exhibit 99.17.25 to Equity Office’s Current Report on Form 8-K filed with the SEC on July 5, 2001

4.52	Thirteenth Supplemental Indenture, dated as of February 2, 1998, among Spieker, Spieker Partnership and First Trust of California, National Association	Incorporated by reference to Exhibit 99.17.26 to Equity Office’s Current Report on Form 8-K filed with the SEC on July 5, 2001

4.53	$1,500,000 7.0% Note due February 1, 2005	Incorporated by reference to Exhibit 99.17.27 to Equity Office’s Current Report on Form 8-K filed with the SEC on July 5, 2001

4.54	Fourteenth Supplemental Indenture, dated as of April 29, 1998, among Spieker, Spieker Partnership and U.S. Bank National Association (formerly known as U.S. Bank Trust National Association)	Incorporated by reference to Exhibit 99.17.28 to Equity Office’s Current Report on Form 8-K filed with the SEC on July 5, 2001

4.55	$25,000,000 6.88% Note due April 30, 2007	Incorporated by reference to Exhibit 99.17.29 to Equity Office’s Current Report on Form 8-K filed with the SEC on July 5, 2001

4.56	Fifteenth Supplemental Indenture, dated as of May 11, 1999, among Spieker, Spieker Partnership and U.S. Bank National Association (formerly known as U.S. Bank Trust National Association)	Incorporated by reference to Exhibit 99.17.30 to Equity Office’s Current Report on Form 8-K filed with the SEC on July 5, 2001

4.57	$200,000,000 6.8% Note due May 1, 2004	Incorporated by reference to Exhibit 99.17.31 to Equity Office’s Current Report on Form 8-K filed with the SEC on July 5, 2001

4.58	$200,000,000 7.25% Note due May 1, 2009	Incorporated by reference to Exhibit 99.17.32 to Equity Office’s Current Report on Form 8-K filed with the SEC on July 5, 2001

Exhibit No.	Description	Location

4.59	Sixteenth Supplemental Indenture, dated as of December 11, 2000, among Spieker, Spieker Partnership and U.S. Bank National Association (formerly known as U.S. Bank Trust National Association)	Incorporated by reference to Exhibit 99.17.33 to Equity Office’s Current Report on Form 8-K filed with the SEC on July 5, 2001

4.60	$200,000,000 7.65% Note due December 15, 2010	Incorporated by reference to Exhibit 99.17.34 to Equity Office’s Current Report on Form 8-K filed with the SEC on July 5, 2001

4.61	Seventeenth Supplemental Indenture relating to the substitution of Equity Office and EOP Partnership as successor entities for Spieker and Spieker Partnership, respectively	Incorporated by reference to Exhibit 99.17.35 to Equity Office’s Current Report on Form 8-K filed with the SEC on July 5, 2001

4.62	$400,000,000 6 3/4% Note due February 15, 2012, and related Guarantee	Incorporated by reference to Exhibit 4.1 to EOP Partnership’s Current Report on Form 8-K filed with the SEC on February 15, 2002

4.63	$100,000,000 6 3/4% Note due February 15, 2012, and related Guarantee	Incorporated by reference to Exhibit 4.2 to EOP Partnership’s Current Report on Form 8-K filed with the SEC on February 15, 2002

4.64	$400,000,000 5.875% Note due January 15, 2013, and related Guarantee	Incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K of EOP Partnership filed with the SEC on January 15, 2003

4.65	$100,000,000 5.875% Note due January 15, 2013, and related Guarantee	Incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K of EOP Partnership filed with the SEC on January 15, 2003

10.1	Third Amended and Restated Agreement of Limited Partnership of EOP Partnership	Incorporated by reference to Exhibit 99.8 to Equity Office’s Current Report on Form 8-K filed with the SEC on July 5, 2001

10.2	First Amendment to Third Amended and Restated Agreement of Limited Partnership	Incorporated by reference to Exhibit 4.1 to EOP Partnership’s 2002 Third Quarter Form 1O-Q

10.3	Second Amendment to the Third Amended and Restated Agreement of Limited Partnership	Incorporated by reference to Exhibit 10.1 to Equity Office’s 2003 Second Quarter Form l0-Q

10.4	Third Amendment to the Third Amended and Restated Agreement of Limited Partnership	Filed herewith

10.5	Registration Rights Agreement, dated as of July 11, 1997	Incorporated by reference to Exhibit 10.2 to Equity Office’s 1997 Annual Report on Form 10-K, as amended

Exhibit No.	Description	Location

10.6	Noncompetition Agreement between Equity Office and Samuel Zell	Incorporated by reference to Exhibit 10.3 to Equity Office’s 1997 Annual Report on Form 10-K, as amended

10.7	Amended and Restated Operating Agreement No. 1 of Wilson/ Equity Office, LLC	Incorporated by reference to Exhibit 10.13 to Equity Office’s 2000 Annual Report on Form 10-K, as amended

10.8	Construction Loan Agreement, dated as of April 30, 2002, between Foundry Square Associates IV, LLC, a California limited liability company, as Borrower and Riverside Finance Company, L.L.C., a Delaware limited liability company, as Lender	Incorporated by reference to Exhibit 10.6 to Equity Office’s 2002 Second Quarter Form 10-Q

10.9	Separation Agreement dated as of December 24, 2002, by and between Wilson/ Equity Office, LLC, Wilson Investors — California, LLC, EOP Investor, L.L.C., EOP — Concar Investor, L.L.C., Equity Office Properties Management Corp., EOP Partnership, Equity Office, William Wilson III, Thomas P. Sullivan, Jacqueline U. Moore, A. Robert Paratte, H. Lee Van Boven, Terry Reagan, Scott Stephens and Jon Knorpp	Incorporated by reference to Exhibit 10.8 to Equity Office’s 2002 Annual Report on Form 10-K

10.10†	First Amended and Restated 1997 Share Option and Share Award Plan	Incorporated by reference to Exhibit 10.2 to Equity Office’s 2003 Second Quarter Form 10-Q

10.11†	First Amendment to First Amended and Restated 1997 Share Option and Share Award Plan	Incorporated by reference to Exhibit 10.1 to Equity Office’s 2003 Third Quarter Form l0-Q

10.12†	Form of Share Appreciation Rights Agreement between Equity Office and Jan H. W. R. van der Vlist	Incorporated by reference to Exhibit 10.1 to Equity Office’s 2002 First Quarter Form 10-Q

10.13†	2003 Share Option and Share Incentive Plan	Incorporated by reference to Exhibit 10.3 to Equity Office’s 2003 Second Quarter Form 10-Q

10.14†	First Amendment to 2003 Share Option and Share Incentive Plan	Incorporated by reference to Exhibit 10.2 to Equity Office’s 2003 Third Quarter Form 10-Q

10.15†	Second Amended and Restated Supplemental Retirement Savings Plan	Incorporated by reference to Exhibit 10.3 to Equity Office’s 2003 Third Quarter Form 10-Q

10.l6†	First Amendment to Second Amended and Restated Supplemental Retirement Savings Plan	Incorporated by reference to Exhibit 10.4 to Equity Office’s 2003 Third Quarter Form l0-Q

10.17†	Amended and Restated 1997 Non-Qualified Share Purchase Plan	Filed herewith

10.18†	First Amendment to Amended and Restated 1997 Non-Qualified Share Purchase Plan	Filed herewith

Exhibit No.	Description	Location

10.19†	Second Amendment to Second Amended and Restated 1997 Non-Qualified Share Purchase Plan	Incorporated by reference to Exhibit 10.5 to Equity Office’s 2003 Third Quarter Form l0-Q

l0.20†	Third Amendment to Second Amended and Restated 1997 Non-Qualified Share Purchase Plan	Incorporated by reference to Exhibit 10.6 to Equity Office’s 2003 Third Quarter Form 10-Q

10.21†	Change in Control Agreement by and between Equity Office Management L.L.C., Equity Office and Richard D. Kincaid	Incorporated by reference to Exhibit 10.7 to Equity Office’s 2003 Third Quarter Form 10-Q

10.22†	Change in Control Agreement by and between Equity Office Properties Management Corp., Equity Office and Peter H. Adams	Incorporated by reference to Exhibit 10.3 to Equity Office’s 2001 Third Quarter Form l0-Q

10.23†	Assumption and Amendment to Change in Control Agreement by and between Equity Office Properties Management Corp., Equity Office, EOP Partnership and Peter H. Adams	Incorporated by reference to Exhibit 10.2 to Equity Office’s 2002 Third Quarter Form 10-Q

l0.24†	Change in Control Agreement by and between Equity Office Properties Management Corp., Equity Office and Stanley M. Stevens	Incorporated herein by reference to Exhibit 10.8 to Equity Office’s 2001 Third Quarter Form l0-Q

l0.25†	Assumption and Amendment to Change in Control Agreement by and between Equity Office Properties Management Corp., Equity Office, EOP Partnership and Stanley M. Stevens	Incorporated by reference to Exhibit 10.4 to Equity Office’s 2002 Third Quarter Form 10-Q

10.26†	Second Assumption and Amendment to Change in Control Agreement by and between Equity Office Management L.L.C., Equity Office, EOP Partnership and Stanley M. Stevens	Filed herewith

10.27†	Severance Agreement by and between David A. Helfand and Equity Office	Incorporated by reference to Exhibit 10.4 to Equity Office’s 2003 Second Quarter Form 10-Q

10.28†	Trustee Compensation Agreement between Sam Zell and Equity Office, as amended	Filed herewith

10.29	Revolving Credit Agreement for $1,000,000,000 Revolving Credit Facility dated as of May 9, 2003 among EOP Operating Limited Partnership and the Banks listed therein	Incorporated by reference to Exhibit 4.1 to Equity Office’s 2003 First Quarter Form l0-Q

10.30	Guaranty of Payment — No. 1 dated as of May 9, 2003	Incorporated by reference to Exhibit 4.2 to Equity Office’s 2003 First Form 10-Q

10.31	Guaranty of Payment — No. 2 dated as of May 9, 2003	Incorporated by reference to Exhibit 4.3 to Equity Office’s 2003 First Quarter Form 10-Q

Exhibit No.	Description	Location

10.32	Revolving Credit Agreement for $1,000,000,000 Revolving Credit Facility dated as of December 17, 2003 among EOP Operating Limited Partnership and the Banks listed therein	Filed herewith

10.33	Guaranty of Payment dated as of December 17, 2003	Filed herewith

21.1	List of Subsidiaries	Incorporate by reference to Exhibit 21.1 to Equity Office’s 2002 Annual Report on Form 10-K

23.1	Consent of Independent Auditors	Filed herewith
31.1	Rule 13a-14(a)/15d-14(a) Certifications	Filed herewith

31.2	Section 1350 Certifications	Filed herewith

99.1	1997 Non-Qualified Employee Share Purchase Plan Financial Statements as of and for the years ended December 31, 2003, 2002 and 2001	Filed herewith

†	Represents a management contract or compensatory plan, contract or arrangement.

Schedule III — Real Estate and Accumulated Depreciation as of December 31, 2003

								Costs Capitalized
						Initial Cost to		Subsequent to
						Equity Office		Acquisition

					Encumbrances		Building and		Building and
	Description	Notes	Location	State	at 12/31/03	Land	Improvements	Land	Improvements

	Office Properties:
	Atlanta Region
1	200 Galleria		Atlanta	GA	$—	$10,282	$58,266	$—	$3,571
2	One Ninety One Peachtree Tower		Atlanta	GA	—	46,500	263,500	—	1,461
3	Central Park	(3)	Atlanta	GA	(55,399)	9,163	82,463	—	5,592
4	Lakeside Office Park		Atlanta	GA	—	4,792	43,132	—	2,603
5	Paces West	(3)	Atlanta	GA	—	8,336	75,025	—	6,828
6	Perimeter Center		Atlanta	GA	(195,811)	52,374	415,161	279	30,301

	Atlanta Region Totals				(251,210)	131,447	937,547	279	50,356

	Boston Region
7	Crosby Corporate Center		Bedford	MA	—	5,958	53,620	115	2,297
8	Crosby Corporate Center II		Bedford	MA	—	9,385	27,584	9	5,226
9	125 Summer Street		Boston	MA	(69,541)	18,000	102,000	—	7,585
10	222 Berkley Street		Boston	MA	—	25,593	145,029	—	4,067
11	500 Boylston Street		Boston	MA	—	39,000	221,000	—	—
12	Sixty State Street		Boston	MA	(74,541)	—	256,000	—	3,166
13	100 Summer Street		Boston	MA	—	22,271	200,439	—	62,369
14	150 Federal Street		Boston	MA	—	14,131	127,182	—	15,994
15	175 Federal Street		Boston	MA	—	4,894	44,045	—	3,571
16	2 Oliver Street- 147 Milk Street		Boston	MA	—	5,017	45,157	—	3,109
17	225 Franklin Street		Boston	MA	—	34,608	311,471	—	10,434
18	28 State Street	(3)	Boston	MA	—	9,513	85,623	—	41,649
19	Center Plaza		Boston	MA	—	18,942	170,480	—	9,555
20	Russia Wharf		Boston	MA	—	3,891	35,023	—	2,975
21	South Station		Boston	MA	—	—	31,074	—	1,284
22	New England Executive Park		Burlington	MA	—	14,733	132,594	194	14,033
23	New England Executive Park 17		Burlington	MA	—	904	8,135	9	872
24	The Tower at New England Executive Park Burlington			MA	—	2,793	31,462	5	11,390
25	One Memorial Drive		Cambridge	MA	(56,658)	14,862	88,216	—	2,286
26	One Canal Park		Cambridge	MA	—	2,006	18,054	—	1,912
27	245 First Street (a/k/a Riverview II)		Cambridge	MA	—	3,978	35,804	6	1,818
28	Ten Canal Park		Cambridge	MA	—	2,383	21,448	—	152
29	Riverside		Newton	MA	—	24,000	69,849	—	19,876
30	175 Wyman Street		Walthan	MA	—	14,600	5,400	3	1,425
31	Wellesley Office Park 1-4		Wellesley	MA	0	5,518	49,662	6	4,620
32	Wellesley 5-7		Wellesley	MA	—	9,335	84,018	12	4,521
33	Wellesley 8		Wellesley	MA	—	1,639	14,754	2	193

	Boston Region Totals				(200,740)	307,955	2,415,125	361	236,377

	Chicago Region
34	101 N. Wacker		Chicago	IL	—	10,035	90,319	—	4,136
35	200 West Adams		Chicago	IL	—	11,654	104,887	—	7,067
36	30 N. LaSalle Street	(3)	Chicago	IL	—	12,489	112,401	—	7,788
37	Civic Opera House		Chicago	IL	—	12,771	114,942	—	7,663
38	One North Franklin	(3)	Chicago	IL	—	9,830	88,474	—	7,209
39	Presidents Plaza		Chicago	IL	—	13,435	120,919	—	9,354
40	BP Tower	(3)	Cleveland	OH	(84,059)	17,403	157,260	—	9,066
41	Community Corporate Center	(3)	Columbus	OH	—	3,019	27,170	—	3,343
42	One Crosswoods Center	(3)	Columbus	OH	—	1,059	9,530	—	2,054
43	Corporate 500 Centre		Deerfield	IL	(75,836)	20,100	113,900	—	5,670
44	1700 Higgins	(3)	Des Plaines	IL	—	1,323	11,908	64	1,224
45	Tri-State International		Lincolnshire	IL	—	10,925	98,327	290	3,917
46	1111 West 22nd Street		Oak Brook	IL	—	4,834	43,508	48	2,071
47	One Lincoln Centre		Oakbrook	IL	—	7,350	41,650	—	2,720

[Additional columns below]

[Continued from above table, first column(s) repeated]

	Gross Amount Carried at
	Close of Period
	12/31/2003
					Date of
		Building and		Accumulated	Construction/	Date	Depreciable
	Land	Improvements	Total(1)	Depreciation	Renovation	Acquired	Lives(2)

1	$10,282	$61,838	$72,120	$(5,970)	1985	06/19/00	40
2	46,500	264,961	311,461	(23,596)	1991	06/19/00	40
3	9,163	88,055	97,218	(15,726)	1986	10/17/95	40
4	4,792	45,735	50,527	(7,685)	1972-1978	12/19/97	40
5	8,336	81,852	90,188	(14,100)	1988	10/31/94	40
6	52,653	445,462	498,115	(74,591)	1970/1989	12/19/97	40

	131,727	987,903	1,119,630	(141,667)

7	6,073	55,918	61,990	(8,562)	1996	12/19/97	40
8	9,393	32,810	42,204	(6,540)	1998	12/19/97	40
9	18,000	109,585	127,585	(10,447)	1989	06/19/00	40
10	25,593	149,096	174,689	(13,701)	1991	06/19/00	40
11	39,000	221,000	260,000	(19,568)	1988	06/19/00	40
12	—	259,166	259,166	(22,958)	1979	06/19/00	40
13	22,271	262,808	285,079	(35,327)	1974/1990	03/18/98	40
14	14,131	143,176	157,307	(25,153)	1988	12/19/97	40
15	4,894	47,616	52,510	(7,651)	1977	12/19/97	40
16	5,017	48,266	53,283	(8,605)	1988	12/19/97	40
17	34,608	321,905	356,513	(49,711)	1966/1996	12/19/97	40
18	9,513	127,272	136,784	(30,712)	1968/1997	01/23/95	40
19	18,942	180,036	198,978	(28,293)	1969	12/19/97	40
20	3,891	37,997	41,889	(6,877)	1978-1982	12/19/97	40
21	—	32,358	32,358	(5,053)	1988	12/19/97	40
22	14,927	146,627	161,553	(24,675)	1970/1985	12/19/97	40
23	912	9,007	9,920	(1,542)	1970/1985	12/19/97	40
24	2,798	42,852	45,650	(7,298)	1971/1999	03/31/98	40
25	14,862	90,502	105,364	(8,046)	1985	06/19/00	40
26	2,006	19,966	21,972	(3,225)	1987	12/19/97	40
27	3,984	37,621	41,606	(5,659)	1985-1986	12/19/97	40
28	2,383	21,600	23,983	(3,258)	1987	12/19/97	40
29	24,000	89,726	113,726	(11,421)	2000	12/19/97	40
30	14,603	6,825	21,428	(6,826)	1999	12/19/97	40
31	5,524	54,282	59,805	(8,465)	1963/1984	12/19/97	40
32	9,348	88,539	97,887	(13,929)	1963/1984	12/19/97	40
33	1,641	14,947	16,589	(2,249)	1963/1984	12/19/97	40

	308,315	2,651,502	2,959,818	(375,751)

34	10,035	94,455	104,491	(15,636)	1980/1990	12/19/97	40
35	11,654	111,954	123,608	(19,460)	1985/1996	12/19/97	40
36	12,489	120,189	132,678	(21,380)	1974/1990	06/13/97	40
37	12,771	122,604	135,376	(20,533)	1929/1996	12/19/97	40
38	9,830	95,684	105,514	(15,866)	1991	12/31/92	40
39	13,435	130,273	143,708	(20,445)	1980-1982	12/19/97	40
40	17,403	166,327	183,729	(28,007)	1985	09/04/96	40
41	3,019	30,513	33,532	(5,822)	1987	06/14/90	40
42	1,059	11,584	12,643	(2,161)	1984	11/12/93	40
43	20,100	119,570	139,670	(11,283)	1986/1990	06/19/00	40
44	1,387	13,132	14,519	(2,503)	1986	11/12/93	40
45	11,216	102,245	113,460	(16,712)	1986	12/19/97	40
46	4,882	45,579	50,461	(7,762)	1984	12/19/97	40
47	7,350	44,370	51,720	(4,416)	1986	06/19/00	40

								Costs Capitalized
						Initial Cost to		Subsequent to
						Equity Office		Acquisition

					Encumbrances		Building and		Building and
	Description	Notes	Location	State	at 12/31/03	Land	Improvements	Land	Improvements

48	Oakbrook Terrace Tower	(3)	Oakbrook Terrace	IL	—	11,950	107,552	486	7,497
49	Westbrook Corporate Center		Westchester	IL	(97,864)	24,875	223,874	30	19,317

	Chicago Region Totals				(257,759)	173,054	1,466,621	918	100,096

	Denver Region
50	410 17th Street		Denver	CO	—	4,474	40,264	—	6,764
51	4949 S. Syracuse		Denver	CO	—	822	7,401	22	1,086
52	Denver Corporate Center II & III	(3)	Denver	CO	—	4,059	36,534	3	5,185
53	Denver Post Tower		Denver	CO	—	—	52,937	—	6,715
54	Dominion Plaza		Denver	CO	—	5,990	53,911	—	6,820
55	Metropoint I		Denver	CO	—	4,375	39,375	—	4,192
56	Metropoint II		Denver	CO	—	1,777	17,865	—	3,203
57	US Bank Tower		Denver	CO	—	6,301	65,842	—	42
58	Tabor Center		Denver	CO	—	12,948	116,536	—	36,642
59	Trinity Place		Denver	CO	—	1,898	17,085	—	2,740
60	Millennium Plaza		Englewood	CO	—	4,257	38,314	—	391
61	Terrace Building		Englewood	CO	—	1,546	13,865	29	943
62	The Quadrant	(3)	Englewood	CO	—	4,357	39,215	—	4,045
63	The Solarium		Englewood	CO	—	1,951	17,560	—	2,299
64	Wells Fargo Center		Minneapolis	MN	(111,662)	39,045	221,255	—	612
65	LaSalle Plaza		Minneapolis	MN	—	9,681	87,127	—	4,581
66	Northland Plaza		Bloomington	MN	—	4,705	42,346	—	3,940
67	49 East Thomas Road	(3)	Phoenix	AZ	—	65	588	—	41
68	One Phoenix Plaza	(3)	Phoenix	AZ	—	6,192	55,727	—	—

	Denver Region Totals				(111,662)	114,446	963,746	55	90,239

	Houston Region
69	One American Center	(3)	Austin	TX	—	—	70,812	—	10,594
70	One Congress Plaza	(3)	Austin	TX	—	6,502	58,521	—	4,055
71	San Jacinto Center	(3)	Austin	TX	—	5,075	45,671	—	6,116
72	9400 NCX	(3)	Dallas	TX	—	3,570	32,130	—	5,914
73	Colonnade I & II		Dallas	TX	—	9,044	81,394	—	7,182
74	Colonnade III		Dallas	TX	—	6,152	56,634	—	5,555
75	Eighty-Eighty Central		Dallas	TX	—	3,760	33,854	—	4,470
76	Four Forest Plaza	(3)	Dallas	TX	—	4,768	42,911	—	6,843
77	Lakeside Square		Dallas	TX	—	5,262	47,369	24	5,722
78	North Central Plaza Three	(3)	Dallas	TX	—	3,612	32,689	—	5,138
79	2500 CityWest		Houston	TX	—	8,089	72,811	—	3,971
80	Brookhollow Central		Houston	TX	—	7,226	65,053	—	8,992
81	Intercontinental Center	(3)	Houston	TX	—	1,602	14,420	70	2,428
82	Northborough Tower	(3)	Houston	TX	—	1,355	12,199	37	5,657
83	San Felipe Plaza	(3)	Houston	TX	(48,924)	13,471	117,984	20	11,534
84	909 E. Las Colinas Boulevard		Irving	TX	—	5,129	46,164	13	2,873
85	545 E. John Carpenter Freeway		Irving	TX	—	5,525	49,728	—	2,253
86	One Lakeway Center	(3)	Metairie	LA	—	2,804	25,235	—	4,156
87	Three Lakeway Center	(3)	Metairie	LA	—	4,695	43,661	59	4,053
88	Two Lakeway Center	(3)	Metairie	LA	—	4,644	41,792	49	4,282
89	601 Tchoupitoulas Garage		New Orleans	LA	—	1,180	10,620	—	298
90	LL&E Tower		New Orleans	LA	—	6,186	55,672	46	7,976
91	Texaco Center		New Orleans	LA	—	6,686	60,177	10	5,076

	Houston Region Totals				(48,924)	116,338	1,117,502	327	125,139

	Los Angeles Region
92	Stadium Towers		Anaheim	CA	—	6,683	37,868	—	1,361
93	Brea Corporate Place		Brea	CA	—	—	35,129	—	1,207
94	Brea Corporate Plaza		Brea	CA	—	1,902	10,776	—	748
95	Brea Financial Commons		Brea	CA	—	2,640	14,960	—	222
96	Brea Park Centre		Brea	CA	—	2,682	15,198	—	1,826
97	Cerritos Towne Center		Cerritos	CA	—	—	60,368	—	2,366

[Additional columns below]

[Continued from above table, first column(s) repeated]

	Gross Amount Carried at
	Close of Period
	12/31/2003
					Date of
		Building and		Accumulated	Construction/	Date	Depreciable
	Land	Improvements	Total(1)	Depreciation	Renovation	Acquired	Lives(2)

48	12,436	115,048	127,484	(20,519)	1988	04/16/97	40
49	24,905	243,191	268,096	(38,742)	1985/1996	12/19/97	40

	173,972	1,566,717	1,740,689	(251,247)

50	4,474	47,028	51,501	(7,652)	1978	04/30/98	40
51	845	8,487	9,331	(1,388)	1982	07/15/98	40
52	4,063	41,719	45,782	(7,346)	1981/1993-1997	12/20/90	40
53	—	59,652	59,652	(10,363)	1984	04/21/98	40
54	5,990	60,731	66,721	(10,528)	1983	05/14/98	40
55	4,375	43,566	47,941	(6,385)	1987	07/15/98	40
56	1,777	21,067	22,844	(3,854)	1999	04/10/00	40
57	6,301	65,884	72,185	(1,283)	1974/2001	08/12/03	35
58	12,948	153,178	166,126	(20,120)	1985	04/30/98	40
59	1,898	19,826	21,724	(3,426)	1983	04/30/98	40
60	4,257	38,705	42,962	(5,449)	1982	05/19/98	40
61	1,576	14,807	16,383	(2,348)	1982	07/15/98	40
62	4,357	43,260	47,617	(7,894)	1985	12/01/92	40
63	1,951	19,859	21,810	(3,160)	1982	07/15/98	40
64	39,045	221,867	260,912	(19,677)	1988	06/19/00	40
65	9,681	91,707	101,388	(14,915)	1991	11/25/97	40
66	4,705	46,286	50,991	(7,080)	1985	07/02/98	40
67	65	629	694	(111)	1974/1993	12/11/96	40
68	6,192	55,727	61,919	(8,995)	1989	12/04/96	40

	114,500	1,053,985	1,168,485	(141,971)

69	—	81,405	81,405	(14,168)	1984	11/01/95	40
70	6,502	62,576	69,079	(11,605)	1987	11/12/93	40
71	5,075	51,787	56,861	(9,197)	1987	12/13/91	40
72	3,570	38,044	41,614	(7,970)	1981/1995	06/24/94	40
73	9,044	88,576	97,620	(13,779)	1983-1985	09/30/98	40
74	6,152	62,190	68,342	(9,414)	1998	09/30/98	40
75	3,760	38,324	42,083	(6,681)	1984	10/01/97	40
76	4,768	49,754	54,522	(8,870)	1985	06/29/89	40
77	5,286	53,091	58,378	(8,964)	1987	11/24/97	40
78	3,612	37,827	41,439	(6,749)	1986/1994	04/21/92	40
79	8,089	76,782	84,871	(12,779)	1983	10/01/97	40
80	7,226	74,044	81,271	(13,249)	1979, 1981, 1995	10/01/97	40
81	1,672	16,849	18,521	(3,241)	1983/1991	06/28/89	40
82	1,392	17,856	19,249	(2,850)	1983/1990	08/03/89	40
83	13,491	129,518	143,009	(23,881)	1984	09/29/87	40
84	5,142	49,037	54,180	(6,006)	1988	01/07/99	40
85	5,525	51,981	57,507	(6,700)	1985	01/07/99	40
86	2,804	29,391	32,195	(5,895)	1981/1996	11/12/93	40
87	4,754	47,714	52,469	(8,301)	1987/1996	11/12/93	40
88	4,693	46,074	50,767	(8,614)	1984/1996	11/12/93	40
89	1,180	10,917	12,097	(1,764)	1982	09/03/97	40
90	6,232	63,648	69,880	(11,634)	1987	09/03/97	40
91	6,696	65,253	71,949	(11,502)	1984	09/03/97	40

	116,666	1,242,640	1,359,306	(213,814)

92	6,683	39,229	45,912	(2,579)	1988	07/02/01	40
93	—	36,335	36,335	(2,359)	1987	07/02/01	40
94	1,902	11,524	13,426	(875)	1982	07/02/01	40
95	2,640	15,182	17,822	(1,009)	1982/1989	07/02/01	40
96	2,682	17,024	19,706	(1,305)	1979-1982,1990	07/02/01	40
97	—	62,734	62,734	(3,977)	1989/1998	07/02/01	40

								Costs Capitalized
						Initial Cost to		Subsequent to
						Equity Office		Acquisition

					Encumbrances		Building and		Building and
	Description	Notes	Location	State	at 12/31/03	Land	Improvements	Land	Improvements

98	700 North Brand		Glendale	CA	(24,180)	5,970	33,828	—	2,437
99	18301 Von Karman (Apple Building)		Irvine	CA	—	6,027	34,152	—	1,630
100	18581 Teller		Irvine	CA	—	1,485	8,415	—	1,632
101	2600 Michelson		Irvine	CA	—	11,291	63,984	—	1,957
102	Fairchild Corporate Center		Irvine	CA	—	2,363	13,388	—	655
103	Inwood Park		Irvine	CA	—	3,543	20,079	—	714
104	Tower 17		Irvine	CA	—	7,562	42,849	—	1,444
105	1920 Main Plaza	(3)	Irvine	CA	—	5,281	47,526	—	4,018
106	2010 Main Plaza	(3)	Irvine	CA	—	5,197	46,774	—	4,397
107	The Tower in Westwood		Los Angeles	CA	—	10,041	56,899	—	1,058
108	10880 Wilshire Boulevard		Los Angeles	CA	—	28,009	149,841	—	9,153
109	10960 Wilshire Boulevard		Los Angeles	CA	—	16,841	151,574	—	8,265
110	550 S. Hope		Los Angeles	CA	—	10,016	90,146	—	10,025
111	Two California Plaza	(3)	Los Angeles	CA	—	—	156,197	—	51,634
112	Waters Edge Phase I	(6)	Los Angeles	CA	—	16,697	—	—	44,000
113	1201 Dove Street		Newport Beach	CA	—	1,998	11,320	—	419
114	The City — 3800 Chapman		Orange	CA	—	3,019	17,107	—	239
115	500 Orange Tower		Orange	CA	—	2,944	32,561	—	3,509
116	500-600 City Parkway		Orange	CA	—	7,296	41,342	—	15,871
117	City Plaza		Orange	CA	—	6,809	38,584	—	3,780
118	City Tower		Orange	CA	—	10,440	59,160	—	1,573
119	1100 Executive Tower	(3)	Orange	CA	—	4,622	41,599	—	1,866
120	3280 E. Foothill Boulevard		Pasadena	CA	—	3,396	19,246	—	1,437
121	790 Colorado		Pasadena	CA	—	2,355	13,343	—	2,437
122	Century Square		Pasadena	CA	—	6,787	38,457	—	23
123	Pasadena Financial Center		Pasadena	CA	—	4,779	27,084	—	346
124	Centerside II		San Diego	CA	(21,986)	5,777	32,737	—	1,467
125	La Jolla Centre I & II		San Diego	CA	—	12,904	73,122	—	2,483
126	Nobel Corporate Plaza		San Diego	CA	—	3,697	20,948	—	703
127	One Pacific Heights		San Diego	CA	—	3,072	17,408	—	746
128	Pacific Corporate Plaza		San Diego	CA	—	2,100	11,900	—	150
129	Park Plaza		San Diego	CA	—	2,203	12,484	—	253
130	Westridge		San Diego	CA	—	1,500	8,500	—	—
131	Smith Barney Tower	(3)	San Diego	CA	—	2,658	23,919	—	4,614
132	The Plaza at LaJolla Village	(3)	San Diego	CA	(77,629)	10,916	98,243	19	4,239
133	Griffin Towers		Santa Ana	CA	—	14,317	81,127	—	3,323
134	Lincoln Town Center		Santa Ana	CA	—	4,403	24,950	—	1,324
135	2951 28th Street		Santa Monica	CA	—	3,612	20,465	—	1,939
136	429 Santa Monica		Santa Monica	CA	—	2,523	14,298	—	975
137	Arboretum Courtyard		Santa Monica	CA	—	6,573	37,245	—	1,346
138	Santa Monica Business Park		Santa Monica	CA	(7,947)	—	242,155	—	6,438
139	Searise Office Tower		Santa Monica	CA	—	4,380	24,818	—	1,341
140	Wilshire Palisades		Santa Monica	CA	(39,392)	9,763	55,323	—	2,086
141	Bixby Ranch		Seal Beach	CA	(26,015)	6,450	36,550	—	1,810

	Los Angeles Region Totals				(197,149)	295,519	2,265,947	19	217,488

	New York Region
142	527 Madison Avenue		New York	NY	—	9,155	51,877	—	4,303
143	850 Third Avenue	(3)(5)	New York	NY	(4,515)	9,606	86,453	30	5,894
144	Park Avenue Tower	(5)	New York	NY	(180,000)	48,976	196,566	719	11,057
145	Tower 56		New York	NY	(22,428)	6,853	38,832	—	1,689
146	Worldwide Plaza		New York	NY	(214,856)	124,919	496,665	—	8,477
147	Shelton Pointe	(3)	Shelton	CT	—	1,514	13,625	—	1,430
148	177 Broad Street	(3)	Stamford	CT	—	2,562	23,056	—	1,052
149	300 Atlantic Street	(3)	Stamford	CT	—	4,632	41,691	—	3,500
150	Canterbury Green	(3) (4)	Stamford	CT	—	(0.0)	41,987	92	1,801
151	Four Stamford Plaza	(3)	Stamford	CT	—	4,471	40,238	24	1,209

[Additional columns below]

[Continued from above table, first column(s) repeated]

	Gross Amount Carried at
	Close of Period
	12/31/2003
					Date of
		Building and		Accumulated	Construction/	Date	Depreciable
	Land	Improvements	Total(1)	Depreciation	Renovation	Acquired	Lives(2)

98	5,970	36,265	42,235	(3,687)	1981	06/19/00	40
99	6,027	35,782	41,809	(3,580)	1991	06/19/00	40
100	1,485	10,047	11,532	(725)	1983	07/02/01	40
101	11,291	65,941	77,232	(4,310)	1986	07/02/01	40
102	2,363	14,043	16,405	(962)	1979	07/02/01	40
103	3,543	20,793	24,336	(1,322)	1985/1996	07/02/01	40
104	7,562	44,292	51,854	(2,847)	1987	07/02/01	40
105	5,281	51,544	56,825	(10,158)	1988	09/29/94	40
106	5,197	51,171	56,368	(8,507)	1988	12/13/94	40
107	10,041	57,956	67,997	(3,662)	1989	07/02/01	40
108	28,009	158,995	187,004	(25,491)	1970/1992	12/19/97	40
109	16,841	159,839	176,680	(28,561)	1971/1992	12/19/97	40
110	10,016	100,171	110,187	(16,399)	1991	10/06/97	40
111	—	207,831	207,831	(46,188)	1992	08/23/96	40
112	16,697	44,000	60,697	(1,108)	2002	06/27/01	40
113	1,998	11,739	13,737	(736)	1975/1989	07/02/01	40
114	3,019	17,346	20,365	(1,073)	1984	07/02/01	40
115	2,944	36,070	39,013	(6,111)	1988	01/01/01	40
116	7,296	57,213	64,508	(4,282)	1974, 1978, 1998	07/02/01	40
117	6,809	42,364	49,173	(2,938)	1970	07/02/01	40
118	10,440	60,733	71,173	(3,935)	1988	07/02/01	40
119	4,622	43,465	48,087	(7,728)	1987	12/15/94	40
120	3,396	20,683	24,080	(1,327)	1982	07/02/01	40
121	2,355	15,780	18,134	(1,085)	1981	07/02/01	40
122	6,787	38,481	45,267	(2,367)	1984	07/02/01	40
123	4,779	27,430	32,209	(1,802)	1984/1996	07/02/01	40
124	5,777	34,204	39,981	(3,293)	1987	06/19/00	40
125	12,904	75,605	88,509	(4,818)	1986-1989	07/02/01	40
126	3,697	21,651	25,348	(1,383)	1985	07/02/01	40
127	3,072	18,154	21,226	(1,166)	1989	07/02/01	40
128	2,100	12,050	14,150	(737)	1988	07/02/01	40
129	2,203	12,737	14,940	(778)	1982	07/02/01	40
130	1,500	8,500	10,000	(522)	1980	07/02/01	40
131	2,658	28,534	31,192	(6,223)	1987	04/28/97	40
132	10,935	102,482	113,418	(18,103)	1987-1990	03/10/94	40
133	14,317	84,450	98,767	(3,854)	1987	07/02/01	40
134	4,403	26,274	30,677	(2,489)	1987	06/19/00	40
135	3,612	22,405	26,016	(1,337)	1971	07/02/01	40
136	2,523	15,274	17,797	(1,328)	1982	06/19/00	40
137	6,573	38,591	45,164	(2,382)	1999	07/02/01	40
138	—	248,593	248,593	(15,399)	1979-1981	07/02/01	40
139	4,380	26,159	30,539	(2,359)	1975	06/19/00	40
140	9,763	57,410	67,173	(5,170)	1981	06/19/00	40
141	6,450	38,360	44,810	(3,703)	1987	06/19/00	40

	295,538	2,483,435	2,778,973	(278,040)

142	9,155	56,179	65,334	(5,034)	1986	06/19/00	40
143	9,636	92,348	101,983	(16,395)	1960/1996	03/20/95	40
144	49,695	207,623	257,317	(28,891)	1986	07/15/98	40
145	6,853	40,521	47,373	(3,794)	1983	06/19/00	40
146	124,919	505,143	630,062	(65,221)	1989	10/01/98	40
147	1,514	15,055	16,569	(2,705)	1985/1993	11/26/91	40
148	2,562	24,108	26,670	(4,045)	1989	01/29/97	40
149	4,632	45,191	49,823	(7,859)	1987/1996	03/30/93	40
150	92	43,789	43,880	(7,684)	1987	12/15/92	40
151	4,495	41,447	45,942	(6,959)	1979/1994	08/31/94	40

								Costs Capitalized
						Initial Cost to		Subsequent to
						Equity Office		Acquisition

					Encumbrances		Building and		Building and
	Description	Notes	Location	State	at 12/31/03	Land	Improvements	Land	Improvements

152	One and Two Stamford Plaza	(3)	Stamford	CT	—	8,268	74,409	—	6,597
153	Three Stamford Plaza	(3)	Stamford	CT	—	3,957	35,610	—	865

	New York Region Totals				(421,800)	224,911	1,141,009	865	47,873

	San Francisco Region
154	Golden Bear Center		Berkeley	CA	(18,562)	4,500	25,500	—	1,362
155	Sierra Point		Brisbane	CA	—	3,198	18,120	—	320
156	Bay Park Plaza I & II		Burlingame	CA	—	12,906	73,133	—	1,298
157	One Bay Plaza		Burlingame	CA	—	8,642	48,973	—	1,433
158	One & Two Corporate Center		Concord	CA	—	6,379	36,146	—	2,215
159	5813 Shellmound Street/5855 Christie Ave		Emeryville	CA	—	870	4,930	—	8
160	Watergate Office Towers		Emeryville	CA	—	46,568	263,885	—	(1,122)
161	Bayside Corporate Center		Foster City	CA	—	2,836	16,069	—	854
162	Metro Center		Foster City	CA	—	—	282,329	—	3,806
163	Parkside Towers		Foster City	CA	—	36,000	63,965	—	10,033
164	Vintage Industrial Park		Foster City	CA	—	5,102	28,914	—	208
165	Vintage Park Office		Foster City	CA	—	1,608	9,111	—	92
166	Drake’s Landing		Larkspur	CA	—	5,735	32,499	—	1,275
167	Larkspur Landing Office Park		Larkspur	CA	—	8,316	47,126	—	2,492
168	Wood Island Office Complex		Larkspur	CA	—	3,735	21,163	—	243
169	PeopleSoft Plaza		Pleasanton	CA	—	7,039	39,887	—	3,372
170	Redwood Shores		Redwood City	CA	—	4,166	23,608	—	74
171	Seaport Centre		Redwood City	CA	—	24,000	136,000	—	1,762
172	Seaport Plaza		Redwood City	CA	—	10,132	26,108	—	2,850
173	Towers@Shore Center		Redwood City	CA	—	35,578	69,054	—	6,450
174	555 Twin Dolphin Plaza		Redwood Shores	CA	—	11,790	66,810	—	3,035
175	Douglas Corporate Center		Roseville	CA	—	2,391	13,550	—	129
176	Johnson Ranch Corp Centre I & II		Roseville	CA	—	4,380	24,819	—	157
177	Roseville Corporate Center		Roseville	CA	—	3,008	17,046	—	—
178	3600-3620 American River Drive		Sacramento	CA	—	2,209	12,518	—	955
179	455 University Avenue		Sacramento	CA	—	465	2,634	—	170
180	555 University Avenue		Sacramento	CA	—	939	5,323	—	275
181	575 & 601 University Avenue		Sacramento	CA	—	1,159	6,569	—	472
182	655 University Avenue		Sacramento	CA	—	672	3,806	—	305
183	701 University Avenue		Sacramento	CA	—	934	5,294	—	206
184	740 University Avenue		Sacramento	CA	—	212	1,199	—	47
185	Cal Center		Sacramento	CA	—	2,393	13,560	—	662
186	Exposition Centre		Sacramento	CA	—	1,200	7,800	—	384
187	Fidelity Plaza		Sacramento	CA	—	1,149	6,513	—	96
188	Gateway Oaks I		Sacramento	CA	—	2,391	13,546	—	251
189	Gateway Oaks II		Sacramento	CA	—	1,341	7,600	—	310
190	Gateway Oaks III		Sacramento	CA	—	936	5,305	—	140
191	Gateway Oaks IV		Sacramento	CA	—	1,658	9,395	—	103
192	Point West Commercentre		Sacramento	CA	—	2,321	13,154	—	791
193	Point West Corporate Center I & II		Sacramento	CA	—	3,653	14,779	—	562
194	Point West I — Response Road		Sacramento	CA	—	774	4,384	—	399
195	Point West III — River Park Dr.		Sacramento	CA	—	1,141	6,467	—	812
196	The Orchard		Sacramento	CA	—	1,226	6,948	—	291
197	Wells Fargo Center		Sacramento	CA	—	17,819	100,975	—	2,470
198	Bayhill Office Center		San Bruno	CA	(89,278)	24,010	136,055	—	4,199
199	Skyway Landing I & II		San Carlos	CA	—	15,535	35,994	—	17,089
200	120 Montgomery		San Francisco	CA	—	17,564	99,532	—	2,873
201	150 California		San Francisco	CA	—	12,567	46,184	—	4,448
202	201 California		San Francisco	CA	(39,546)	10,520	59,611	—	3,752
203	188 Embarcadero		San Francisco	CA	(14,233)	4,108	23,280	—	1,651
204	201 Mission Street	(3)	San Francisco	CA	—	8,871	79,837	—	4,983
205	301 Howard Street		San Francisco	CA	—	6,547	58,920	—	5,350
206	580 California	(3)	San Francisco	CA	(56,237)	7,491	67,421	8	4,196

[Additional columns below]

[Continued from above table, first column(s) repeated]

	Gross Amount Carried at
	Close of Period
	12/31/2003
					Date of
		Building and		Accumulated	Construction/	Date	Depreciable
	Land	Improvements	Total(1)	Depreciation	Renovation	Acquired	Lives(2)

152	8,268	81,006	89,274	(14,699)	1986/1994	03/30/93	40

153	3,957	36,475	40,431	(6,073)	1980/1994	12/15/92	40

	225,777	1,188,882	1,414,659	(169,359)

154	4,500	26,862	31,362	(2,409)	1986	06/19/00	40

155	3,198	18,440	21,638	(1,136)	1979/1983	07/02/01	40
156	12,906	74,431	87,336	(6,741)	1985/1998	06/19/00	40

157	8,642	50,406	59,049	(4,661)	1979	06/19/00	40
158	6,379	38,361	44,740	(3,649)	1985-1987	06/19/00	40

159	870	4,938	5,808	(303)	1970-1971	07/02/01	40

160	46,568	262,763	309,331	(16,745)	1973/2001	07/02/01	40

161	2,836	16,923	19,759	(1,098)	1986-1987	07/02/01	40

162	—	286,134	286,134	(17,810)	1985-1988	07/02/01	40
163	36,000	73,998	109,998	(3,312)	2001	07/02/01	40
164	5,102	29,122	34,225	(1,792)	1985-1990	07/02/01	40

165	1,608	9,203	10,810	(761)	1985-1990	07/02/01	40

166	5,735	33,774	39,509	(2,262)	1986	07/02/01	40
167	8,316	49,618	57,935	(3,231)	1981-1982	07/02/01	40

168	3,735	21,406	25,141	(1,326)	1978	07/02/01	40

169	7,039	43,259	50,298	(3,868)	1984	06/19/00	40

170	4,166	23,682	27,848	(1,457)	1986	07/02/01	40
171	24,000	137,762	161,762	(12,103)	1988	06/19/00	40
172	10,132	28,958	39,090	(2,056)	2000	06/19/00	40
173	35,578	75,504	111,082	(4,015)	2002	07/02/01	40

174	11,790	69,845	81,635	(4,385)	1989	07/02/01	40

175	2,391	13,680	16,071	(849)	1990	07/02/01	40

176	4,380	24,976	29,356	(1,570)	1990-1998	07/02/01	40

177	3,008	17,046	20,054	(1,048)	1999	07/02/01	40

178	2,209	13,473	15,682	(832)	1977-1979/ 1997	07/02/01	40

179	465	2,803	3,268	(190)	1973	07/02/01	40

180	939	5,598	6,538	(382)	1974	07/02/01	40

181	1,159	7,040	8,199	(445)	1977	07/02/01	40

182	672	4,111	4,783	(252)	1979	07/02/01	40

183	934	5,499	6,434	(351)	1990	07/02/01	40

184	212	1,246	1,458	(78)	1973	07/02/01	40

185	2,393	14,222	16,615	(908)	1989	07/02/01	40
186	1,200	8,184	9,384	(790)	1984	06/19/00	40

187	1,149	6,609	7,759	(432)	1980	07/02/01	40
188	2,391	13,797	16,187	(874)	1990	07/02/01	40
189	1,341	7,910	9,251	(544)	1992	07/02/01	40

190	936	5,445	6,381	(369)	1996	07/02/01	40

191	1,658	9,498	11,156	(582)	1998	07/02/01	40
192	2,321	13,946	16,267	(950)	1983	07/02/01	40

193	3,653	15,340	18,994	(1,016)	1984	07/02/01	40

194	774	4,783	5,556	(283)	1976	07/02/01	40

195	1,141	7,279	8,421	(497)	1978	07/02/01	40

196	1,226	7,239	8,465	(465)	1987	07/02/01	40
197	17,819	103,445	121,264	(9,260)	1987	06/19/00	40

198	24,010	140,254	164,263	(12,331)	1982/1987	06/19/00	40

199	15,535	53,083	68,617	(3,188)	2000	07/02/01	40

200	17,564	102,405	119,969	(9,204)	1956	06/19/00	40
201	12,567	50,631	63,198	(5,628)	2000	12/19/97	40
202	10,520	63,363	73,883	(5,616)	1980	06/19/00	40
203	4,108	24,931	29,039	(2,199)	1985	06/19/00	40
204	8,871	84,820	93,691	(14,345)	1981	04/30/97	40

205	6,547	64,270	70,817	(10,512)	1988	04/29/98	40

206	7,500	71,617	79,117	(13,365)	1984	12/21/95	40

								Costs Capitalized
						Initial Cost to		Subsequent to
						Equity Office		Acquisition

					Encumbrances		Building and		Building and
	Description	Notes	Location	State	at 12/31/03	Land	Improvements	Land	Improvements

207	60 Spear Street	(3)	San Francisco	CA	—	2,125	19,126	15	3,272
208	Maritime Plaza	(3)	San Francisco	CA	—	11,531	103,776	—	15,599
209	One Market	(3)	San Francisco	CA	(176,828)	34,814	313,330	—	38,285
210	Ferry Building	(6)	San Francisco	CA	—	—	—	—	104,245
211	Foundry Square II	(6)	San Francisco	CA	—	14,391	—	—	128,538
212	Peninsula Office Park		San Mateo	CA	(79,453)	27,275	154,561	—	2,798
213	San Mateo BayCenter I		San Mateo	CA	—	5,382	30,498	—	799
214	San Mateo BayCenter II		San Mateo	CA	(10,098)	6,245	35,389	—	1,233
215	San Mateo BayCenter III		San Mateo	CA	—	3,357	19,023	—	291
216	San Rafael Corporate Center		San Rafael	CA	—	18,002	—	—	28,953
217	Norris Tech Center		San Ramon	CA	—	5,700	32,300	—	1,899
218	One & Two ADP Plaza		San Ramon	CA	—	7,460	42,273	—	4,083
219	Fountaingrove Center		Santa Rosa	CA	—	2,898	16,424	—	1,722

	San Francisco Region Totals				(484,235)	539,865	3,010,049	23	432,305

	San Jose Region
220	Pruneyard Office Towers		Campbell	CA	—	16,502	154,783	—	5,174
221	Cupertino Business Center		Cupertino	CA	—	2,910	16,490	(28)	1,799
222	1900 McCarthy		Milpitas	CA	—	1,998	11,319	—	416
223	California Circle II		Milpitas	CA	—	1,764	9,997	—	454
224	Oak Creek I & II		Milpitas	CA	—	1,309	7,417	—	—
225	Shoreline Technology Park		Mountain View	CA	—	31,575	190,894	69	11,554
226	Meier Mountain View		Mountain View	CA	—	13,950	79,050	—	795
227	Ravendale at Central		Mountain View	CA	—	2,550	14,450	—	83
228	2180 Sand Hill Road		Menlo Park	CA	—	3,408	19,314	—	1,506
229	Embarcadero Place		Palo Alto	CA	(34,400)	10,500	59,500	—	733
230	Palo Alto Square		Palo Alto	CA	—	—	78,143	161	2,351
231	Xerox Campus		Palo Alto	CA	—	—	132,810	—	—
232	Foothill Research Center		Palo Alto	CA	—	—	104,894	—	—
233	Lockheed		Palo Alto	CA	—	—	27,712	—	70
234	10 Almaden		San Jose	CA	—	12,583	71,303	—	524
235	1740 Technology		San Jose	CA	(17,118)	8,766	49,673	—	1,125
236	2290 North First Street		San Jose	CA	—	2,431	13,776	—	707
237	Aspect Telecommunications		San Jose	CA	—	2,925	16,575	—	—
238	Central Park Plaza		San Jose	CA	—	11,181	63,358	23	2,012
239	Metro Plaza		San Jose	CA	—	18,029	102,164	—	2,021
240	Ridder Park		San Jose	CA	—	2,012	11,402	—	—
241	Skyport East and West		San Jose	CA	—	6,779	87,193	—	25,538
242	Concourse		San Jose	CA	—	49,279	279,248	(51)	2,837
243	Creekside		San Jose	CA	—	9,631	54,576	—	311
244	San Jose Gateway Office II		San Jose	CA	—	16,286	92,288	—	1,545
245	San Jose Gateway Office III		San Jose	CA	—	6,409	36,315	—	99
246	North First Office Center		San Jose	CA	—	6,395	36,239	—	68
247	San Jose Gateway		San Jose	CA	—	7,873	44,616	—	2,983
248	225 West Santa Clara Street		San Jose	CA	—	8,600	78,891	—	—
249	1871 The Alameda		San Jose	CA	—	1,129	6,399	—	255
250	2727 Augustine		Santa Clara	CA	—	3,000	17,000	—	—
251	3001 Stender Way		Santa Clara	CA	—	2,263	12,823	—	—
252	3045 Stender Way		Santa Clara	CA	—	1,050	5,950	—	—
253	3281-3285 Scott Boulevard		Santa Clara	CA	—	1,275	7,225	—	611
254	Applied Materials I & II		Santa Clara	CA	—	5,100	28,900	—	—
255	Meier Central North		Santa Clara	CA	—	2,880	16,320	—	25
256	Meier Central South		Santa Clara	CA	—	5,265	29,835	—	356
257	Patrick Henry Drive		Santa Clara	CA	—	2,475	14,025	—	4
258	Santa Clara Office Center I		Santa Clara	CA	—	2,010	11,391	—	230
259	Santa Clara Office Center II		Santa Clara	CA	—	2,870	16,261	—	216
260	Santa Clara Office Center III		Santa Clara	CA	—	2,031	11,509	—	356
261	Santa Clara Office Center IV		Santa Clara	CA	—	186	1,057	—	—
262	Lake Marriott Business Park		Santa Clara	CA	—	9,091	84,967	297	2,757

[Additional columns below]

[Continued from above table, first column(s) repeated]

	Gross Amount Carried at
	Close of Period
	12/31/2003
					Date of
		Building and		Accumulated	Construction/	Date	Depreciable
	Land	Improvements	Total(1)	Depreciation	Renovation	Acquired	Lives(2)

207	2,140	22,398	24,538	(3,655)	1967/1987	09/29/87	40
208	11,531	119,375	130,906	(20,490)	1967/1990	04/21/97	40
209	34,814	351,615	386,429	(66,954)	1976/1995	11/22/94	40
210	—	104,245	104,245	—	1898/2002	06/19/00	40
211	14,391	128,538	142,929	(2,176)	2002	06/19/00	40
212	27,275	157,359	184,635	(14,142)	1971/1998	06/19/00	40
213	5,382	31,298	36,680	(2,004)	1984	07/02/01	40
214	6,245	36,622	42,867	(2,230)	1984	07/02/01	40
215	3,357	19,315	22,672	(1,199)	1987	07/02/01	40
216	18,002	28,953	46,955	(785)	2002	07/02/01	40
217	5,700	34,199	39,899	(3,391)	1984/1990	06/19/00	40
218	7,460	46,355	53,815	(4,110)	1987-1989	06/19/00	40
219	2,898	18,146	21,045	(1,097)	1986/1991	07/02/01	40

	539,887	3,442,353	3,982,241	(316,708)

220	16,502	159,958	176,460	(14,452)	1971/1999	06/19/00	40
221	2,882	18,289	21,171	(1,017)	1974-1975	07/02/01	40
222	1,998	11,735	13,732	(757)	1984	07/02/01	40
223	1,764	10,451	12,215	(697)	1984	07/02/01	40
224	1,309	7,417	8,726	(456)	1982	07/02/01	40
225	31,644	202,449	234,093	(28,703)	1985/1991	12/19/97	40
226	13,950	79,845	93,795	(4,860)	1972/1980	07/02/01	40
227	2,550	14,533	17,083	(888)	1980	07/02/01	40
228	3,408	20,819	24,228	(1,303)	1976	07/02/01	40
229	10,500	60,233	70,733	(5,293)	1984	06/19/00	40
230	161	80,494	80,655	(12,763)	1971/1985	10/01/99	23
231	—	132,810	132,810	(8,372)	1991	07/02/01	40
232	—	104,894	104,894	(6,786)	1991	07/02/01	40
233	—	27,782	27,782	(1,753)	1991	07/02/01	40
234	12,583	71,826	84,409	(6,418)	1989	06/19/00	40
235	8,766	50,799	59,565	(3,270)	1986/1994	07/02/01	40
236	2,431	14,483	16,914	(943)	1984	07/02/01	40
237	2,925	16,575	19,500	(1,019)	1989	07/02/01	40
238	11,204	65,370	76,574	(4,389)	1984-1985	07/02/01	40
239	18,029	104,185	122,214	(6,431)	1986-1987	07/02/01	40
240	2,012	11,402	13,415	(701)	1966	07/02/01	40
241	6,779	112,732	119,511	(8,528)	2001	07/02/01	40
242	49,229	282,086	331,314	(17,740)	1980/2000	07/02/01	40
243	9,631	54,888	64,519	(3,438)	1986	07/02/01	40
244	16,286	93,833	110,119	(5,816)	1983-1984	07/02/01	40
245	6,409	36,414	42,823	(2,245)	1998	07/02/01	40
246	6,395	36,307	42,702	(2,237)	1985-1986	07/02/01	40
247	7,873	47,599	55,472	(2,972)	1981	07/02/01	40
248	8,600	78,891	87,491	(112)	2001	12/31/03	35
249	1,129	6,654	7,784	(407)	1972	07/02/01	40
250	3,000	17,000	20,000	(1,045)	1975	07/02/01	40
251	2,263	12,823	15,086	(788)	1978	07/02/01	40
252	1,050	5,950	7,000	(366)	1975	07/02/01	40
253	1,275	7,836	9,111	(445)	1981	07/02/01	40
254	5,100	28,900	34,000	(1,776)	1979	07/02/01	40
255	2,880	16,345	19,225	(1,003)	1972/1980	07/02/01	40
256	5,265	30,191	35,456	(2,012)	1972/1980	07/02/01	40
257	2,475	14,029	16,504	(862)	1981	07/02/01	40
258	2,010	11,621	13,632	(731)	1981	07/02/01	40
259	2,870	16,477	19,347	(1,036)	1978	07/02/01	40
260	2,031	11,865	13,896	(734)	1980	07/02/01	40
261	186	1,057	1,243	(65)	1979	07/02/01	40
262	9,388	87,724	97,112	(13,782)	1981	12/19/97	40

								Costs Capitalized
						Initial Cost to		Subsequent to
						Equity Office		Acquisition

					Encumbrances		Building and		Building and
	Description	Notes	Location	State	at 12/31/03	Land	Improvements	Land	Improvements

263	Sunnyvale Business Center		Sunnyvale	CA	—	4,890	44,010	—	44
264	Borregas Avenue		Sunnyvale	CA	—	1,095	6,205	—	228
265	Meier Sunnyvale		Sunnyvale	CA	—	495	2,805	—	—

	San Jose Region Totals				(51,518)	302,751	2,261,075	472	69,788

	Seattle Region
266	10700 Building		Bellevue	WA	—	—	15,958	—	92
267	110 Atrium Place		Bellevue	WA	(19,868)	6,333	35,888	—	2,594
268	Bellefield Office Park		Bellevue	WA	—	12,232	69,312	(1)	2,140
269	Bellevue Gateway I		Bellevue	WA	—	3,593	20,360	—	1,556
270	Bellevue Gateway II		Bellevue	WA	—	2,016	11,423	—	494
271	Eastgate Office Park		Bellevue	WA	—	6,468	36,650	3	2,652
272	Gateway 405 Building		Bellevue	WA	—	1,011	5,727	—	273
273	I-90 Bellevue		Bellevue	WA	—	3,725	21,108	—	237
274	Lincoln Executive Center		Bellevue	WA	—	3,235	18,329	—	1,243
275	Lincoln Executive Center II & III		Bellevue	WA	—	4,918	27,868	—	273
276	Main Street Building		Bellevue	WA	—	1,398	7,922	—	311
277	Plaza Center		Bellevue	WA	—	16,680	94,521	—	1,066
278	Plaza East		Bellevue	WA	—	4,687	26,561	—	877
279	Sunset North Corporate Campus		Bellevue	WA	—	17,031	79,249	—	12,869
280	City Center Bellevue		Bellevue	WA	—	10,349	93,142	—	8,651
281	One Bellevue Center		Bellevue	WA	—	—	56,223	—	2,737
282	Rainier Plaza		Bellevue	WA	—	—	79,928	—	4,447
283	Key Center		Bellevue	WA	—	—	78,447	—	6,410
284	4000 Kruse Way Place		Lake Oswego	OR	—	4,475	25,360	—	1,619
285	4004 Kruse Way Place		Lake Oswego	OR	—	1,888	10,698	—	463
286	4800 Meadows		Lake Oswego	OR	—	—	17,448	—	432
287	4900-5000 Meadows		Lake Oswego	OR	—	—	30,528	—	1,181
288	4949 Meadows		Lake Oswego	OR	—	—	26,941	—	1,086
289	Kruse Oaks I		Lake Oswego	OR	—	—	14,648	—	4,091
290	Kruse Way Plaza I, II		Lake Oswego	OR	—	2,866	16,239	—	1,060
291	Kruse Woods		Lake Oswego	OR	—	10,812	80,977	—	2,664
292	Island Corporate Center		Mercer Island	WA	(12,330)	2,700	15,300	—	955
293	5550 Macadam Building		Portland	OR	—	870	4,929	—	423
294	Benjamin Franklin Plaza		Portland	OR	—	7,505	42,529	—	2,230
295	Lincoln Center		Portland	OR	—	18,760	106,307	—	6,372
296	One Pacific Square		Portland	OR	—	4,451	25,221	—	1,254
297	River Forum I & II		Portland	OR	—	4,038	22,881	—	3,140
298	RiverSide Centre (Oregon)		Portland	OR	—	2,537	12,353	—	587
299	Congress Center		Portland	OR	—	5,383	48,634	—	7,964
300	Southgate Office Plaza I & II		Renton	WA	—	4,794	27,163	—	3,779
301	Washington Mutual Tower		Seattle	WA	(78,756)	51,000	289,000	—	741
302	1111 Third Avenue		Seattle	WA	—	9,900	89,571	—	3,733
303	10833-10845 NE 8th Street		Seattle	WA	—	—	2,000	—	28
304	Nordstrom Medical Tower		Seattle	WA	—	1,700	15,450	—	565
305	Second and Seneca		Seattle	WA	—	10,922	98,927	—	2,632
306	Second and Spring Building		Seattle	WA	—	1,968	17,716	—	2,848
307	Wells Fargo Center		Seattle	WA	—	21,361	193,529	—	10,384
308	Nimbus Corporate Center		Tigard	OR	—	12,934	73,291	—	7,281

	Seattle Region Totals				(110,954)	274,539	2,086,257	2	116,433

	Washington D.C. Region
309	Polk and Taylor Buildings		Arlington	VA	—	16,943	152,483	—	23,753
310	Four and Five Valley Square		Blue Bell	PA	—	866	7,793	(1)	1,735
311	One Valley Square		Blue Bell	PA	—	717	6,457	—	1,308
312	Three Valley Square		Blue Bell	PA	—	1,012	9,111	—	1,423
313	Two Valley Square		Blue Bell	PA	—	879	7,913	—	647
314	Four Falls		Conshohocken	PA	—	4,939	44,458	55	3,007
315	Centerpointe I & II		Fairfax	VA	0	8,838	79,540	367	1,810

[Additional columns below]

[Continued from above table, first column(s) repeated]

	Gross Amount Carried at
	Close of Period
	12/31/2003
					Date of
		Building and		Accumulated	Construction/	Date	Depreciable
	Land	Improvements	Total(1)	Depreciation	Renovation	Acquired	Lives(2)

263	4,890	44,054	48,944	(6,652)	1990	12/19/97	40
264	1,095	6,433	7,528	(381)	1978	07/02/01	40
265	495	2,805	3,300	(172)	1979	07/02/01	40

	303,223	2,330,863	2,634,086	(186,617)

266	—	16,050	16,050	(985)	1981	07/02/01	40
267	6,333	38,483	44,816	(3,505)	1981	06/19/00	40
268	12,231	71,452	83,682	(4,652)	1980	07/02/01	40
269	3,593	21,916	25,509	(1,581)	1985	07/02/01	40
270	2,016	11,917	13,933	(791)	1988	07/02/01	40
271	6,471	39,302	45,772	(2,505)	1985	07/02/01	40
272	1,011	6,000	7,011	(376)	1986	07/02/01	40
273	3,725	21,346	25,071	(1,305)	1986	07/02/01	40
274	3,235	19,572	22,807	(1,303)	1983-1985	07/02/01	40
275	4,918	28,141	33,059	(1,783)	1983-1985	07/02/01	40
276	1,398	8,233	9,631	(522)	1980	07/02/01	40
277	16,680	95,587	112,267	(5,970)	1978/1983	07/02/01	40
278	4,687	27,438	32,125	(1,770)	1988	07/02/01	40
279	17,031	92,118	109,149	(11,741)	1999	06/30/00	40
280	10,349	101,793	112,142	(12,825)	1987	01/28/99	40
281	—	58,960	58,960	(9,564)	1983	12/17/97	40
282	—	84,375	84,375	(12,941)	1986	12/17/97	40
283	—	84,857	84,857	(1,352)	2000	06/19/00	40
284	4,475	26,979	31,454	(1,913)	1981/1986	07/02/01	40
285	1,888	11,162	13,049	(820)	1996	07/02/01	40
286	—	17,880	17,880	(1,110)	1998	07/02/01	40
287	—	31,710	31,710	(2,129)	1990	07/02/01	40
288	—	28,027	28,027	(1,756)	1997	07/02/01	40
289	—	18,739	18,739	(1,456)	2001	07/02/01	40
290	2,866	17,298	20,164	(1,138)	1984-1986	07/02/01	40
291	10,812	83,641	94,454	(5,565)	1986-1988	07/02/01	40
292	2,700	16,255	18,955	(1,483)	1987	06/19/00	40
293	870	5,351	6,221	(394)	1980	07/02/01	40
294	7,505	44,759	52,264	(3,117)	1974/1994	07/02/01	40
295	18,760	112,678	131,438	(7,253)	1980/1989	07/02/01	40
296	4,451	26,475	30,926	(1,731)	1983	07/02/01	40
297	4,038	26,021	30,059	(1,937)	1985	07/02/01	40
298	2,537	12,940	15,477	(1,479)	1947/1979	07/02/01	40
299	5,383	56,598	61,981	(9,325)	1980	12/17/97	40
300	4,794	30,943	35,736	(2,050)	1987/1991	07/02/01	40
301	51,000	289,741	340,741	(27,040)	1988	06/19/00	40
302	9,900	93,304	103,204	(16,156)	1980	12/17/97	40
303	—	2,028	2,028	(13)	1962,1978,1982,1987	07/02/01	40
304	1,700	16,015	17,715	(2,580)	1986	12/17/97	40
305	10,922	101,559	112,482	(16,293)	1991	12/17/97	40
306	1,968	20,564	22,532	(3,291)	1906/1989	07/29/98	40
307	21,361	203,912	225,273	(32,228)	1983	12/17/97	40
308	12,934	80,572	93,505	(5,142)	1991	07/02/01	40

	274,541	2,202,689	2,477,230	(222,870)

309	16,943	176,236	193,179	(24,467)	1970	05/22/98	40
310	865	9,528	10,393	(1,717)	1988	10/07/97	40
311	717	7,765	8,482	(1,568)	1982	11/21/97	40
312	1,012	10,534	11,546	(2,167)	1984	11/21/97	40
313	879	8,560	9,439	(1,386)	1990	10/07/97	40
314	4,994	47,466	52,459	(8,214)	1988	10/07/97	40
315	9,205	81,350	90,555	(12,803)	1990/1998	12/19/97	40

								Costs Capitalized
						Initial Cost to		Subsequent to
						Equity Office		Acquisition

					Encumbrances		Building and		Building and
	Description	Notes	Location	State	at 12/31/03	Land	Improvements	Land	Improvements

316	Fair Oaks Plaza		Fairfax	VA	—	2,412	21,712	35	1,513
317	Northridge I	(8)	Herndon	VA	(12,901)	3,225	29,024	—	1,526
318	Oak Hill Plaza		King of Prussia	PA	—	2,208	19,879	—	2,203
319	Walnut Hill Plaza		King of Prussia	PA	(13,651)	2,045	18,410	—	1,086
320	John Marshall III		McLean	VA	—	9,950	29,863	—	3,737
321	E.J. Randolph	(8)	McLean	VA	(14,223)	3,937	35,429	7	1,079
322	John Marshall I		McLean	VA	(17,109)	5,216	46,814	24	461
323	E.J. Randolph II		McLean	VA	—	5,770	24,587	—	3,853
324	1601 Market	(3)	Philadelphia	PA	—	5,781	52,027	—	16,852
325	1700 Market		Philadelphia	PA	—	9,389	84,498	—	26,529
326	Reston Town Center Garage	(3)	Reston	VA	—	1,943	9,792	—	1,812
327	Reston Town Center	(3)	Reston	VA	(114,657)	18,175	154,576	83	14,925
328	1300 North 17th Street		Rosslyn	VA	—	9,811	88,296	—	3,884
329	1616 N. Fort Myer Drive		Rosslyn	VA	—	6,961	62,646	—	3,551
330	Army and Navy Club Building		Washington	D.C.	—	3,773	33,954	—	177
331	Market Square		Washington	D.C.	—	33,077	187,437	—	208
332	One Lafayette Centre		Washington	D.C.	—	8,262	74,362	—	2,741
333	Three Lafayette Centre		Washington	D.C.	—	6,871	61,841	—	4,893
334	Two Lafayette Centre		Washington	D.C.	—	2,642	26,676	—	1,378
335	Liberty Place		Washington	D.C.	—	5,625	50,625	—	876
336	One Devon Square		Wayne	PA	—	1,025	9,227	—	1,586
337	Three Devon Square		Wayne	PA	—	413	3,713	—	23
338	Two Devon Square		Wayne	PA	—	659	5,935	—	492

	Washington D.C. Region Totals				(172,540)	183,362	1,439,078	570	129,070

	Subtotal Office Properties				(2,308,491)	2,664,186	19,103,956	3,892	1,615,163

	Development Properties:
339	Kruse Woods V	(9)	Lake Oswego	OR	—	5,478	—	—	24,551
340	Douglas Corporate Center II	(9)	Roseville	CA	—	1,700	—	—	11,904
341	Cambridge Science Center	(9)	Cambridge	MA	—	1,959	17,635	—	12,005

	Subtotal Development Properties				—	9,137	17,635	—	48,460

	Industrial Properties:
	Los Angeles Region
1	Airport Commerce Center		Bakersfield	CA	—	525	2,975	—	—

	Los Angeles Region Totals				—	525	2,975	—	—

	San Francisco Region
2	Benicia Ind II & III		Benicia	CA	—	2,250	12,750	—	59
3	BayCenter Business Park I, II & III		Hayward	CA	—	6,240	35,360	—	655
4	Cabot Boulevard Warehouse		Hayward	CA	—	1,905	10,795	—	43
5	Eden Landing Business Center		Hayward	CA	—	945	5,355	—	297
6	Hayward Business Park		Hayward	CA	—	6,750	38,250	—	324
7	Huntwood Business Center		Hayward	CA	—	2,625	14,875	—	380
8	Keebler Warehouse		Hayward	CA	—	630	3,570	—	762
9	The Good Guys Distribution Center		Hayward	CA	—	3,525	19,975	—	—
10	Independent Road Warehouse		Oakland	CA	—	900	5,100	—	7
11	Port of Oakland		Oakland	CA	—	2,025	11,475	—	256
12	Doolittle Business Center		San Leandro	CA	—	1,320	7,480	—	78

	San Francisco Region Totals				—	29,115	164,985	—	2,861

	San Jose Region
13	Fremont Bayside	(7)	Fremont	CA	(5,396)	2,025	11,475	—	89
14	Fremont Commerce Centers		Fremont	CA	—	4,440	25,160	—	382
15	Industrial Drive	(7)	Fremont	CA	(2,002)	2,250	12,750	—	—
16	Kato R & D		Fremont	CA	—	1,095	6,205	—	—
17	Milmont R & D		Fremont	CA	—	900	5,100	—	20
18	Cadillac Court I & II		Milpitas	CA	—	1,460	8,272	—	181
19	COG Warehouse		Milpitas	CA	—	1,275	7,225	—	350

[Additional columns below]

[Continued from above table, first column(s) repeated]

	Gross Amount Carried at
	Close of Period
	12/31/2003
					Date of
		Building and		Accumulated	Construction/	Date	Depreciable
	Land	Improvements	Total(1)	Depreciation	Renovation	Acquired	Lives(2)

316	2,447	23,225	25,672	(3,941)	1986	11/24/97	40
317	3,225	30,551	33,776	(4,927)	1988	12/19/97	40
318	2,208	22,081	24,290	(3,471)	1982	10/07/97	40
319	2,045	19,496	21,541	(3,367)	1985	10/07/97	40

320	9,950	33,599	43,549	(4,204)	2000	12/19/97	40

321	3,944	36,508	40,451	(5,690)	1983	12/19/97	40
322	5,240	47,275	52,515	(7,172)	1981	12/19/97	40
323	5,770	28,440	34,210	(1,387)	2002	12/19/97	40

324	5,781	68,880	74,661	(12,276)	1970	01/18/96	40
325	9,389	111,028	120,417	(21,773)	1969/1989	10/01/97	40
326	1,943	11,604	13,547	(1,573)	1999	10/22/96	40

327	18,258	169,502	187,759	(26,484)	1990	10/22/96	40

328	9,811	92,180	101,991	(14,151)	1980	12/19/97	40

329	6,961	66,197	73,158	(10,150)	1974	12/19/97	40

330	3,773	34,131	37,904	(1,372)	1986	05/24/02	40

331	33,077	187,645	220,722	(15,712)	1990	06/19/00	40
332	8,262	77,103	85,365	(12,448)	1980/1993	10/17/97	40

333	6,871	66,734	73,606	(3,603)	1986	10/17/01	40

334	2,642	28,053	30,695	(2,507)	1985	07/11/00	40

335	5,625	51,501	57,126	(1,635)	1991	09/17/02	40
336	1,025	10,813	11,838	(2,062)	1984	10/07/97	40

337	413	3,736	4,148	(578)	1985	10/07/97	40

338	659	6,427	7,086	(1,097)	1985	10/07/97	40

	183,931	1,568,148	1,752,079	(213,902)

	2,668,078	20,719,119	23,387,197	(2,511,945)

339	5,478	24,551	30,029	—	N/A	07/02/01
340	1,700	11,904	13,604	—	N/A	07/02/01

341	1,959	29,640	31,599	(2,305)	N/A	12/19/97

	9,137	66,095	75,232	(2,305)

1	525	2,975	3,500	(183)	1982	07/02/01	40

	525	2,975	3,500	(183)

2	2,250	12,809	15,059	(818)	1996	07/02/01	40

3	6,240	36,015	42,255	(2,264)	1994	07/02/01	40

4	1,905	10,838	12,743	(672)	1988	07/02/01	40

5	945	5,652	6,597	(386)	1990	07/02/01	40

6	6,750	38,574	45,324	(2,407)	1980-1981	07/02/01	40

7	2,625	15,255	17,880	(981)	1979	07/02/01	40

8	630	4,332	4,962	(240)	1985	07/02/01	40

9	3,525	19,975	23,500	(1,228)	1990	07/02/01	40

10	900	5,107	6,007	(313)	1972	07/02/01	40

11	2,025	11,731	13,756	(743)	1977	07/02/01	40
12	1,320	7,558	8,878	(474)	1978	07/02/01	40

	29,115	167,846	196,961	(10,527)

13	2,025	11,564	13,589	(717)	1990	07/02/01	40
14	4,440	25,542	29,982	(1,586)	1988	07/02/01	40

15	2,250	12,750	15,000	(784)	1993	07/02/01	40

16	1,095	6,205	7,300	(381)	1983	07/02/01	40
17	900	5,120	6,020	(314)	1990	07/02/01	40
18	1,460	8,453	9,913	(509)	1991	07/02/01	40

19	1,275	7,575	8,850	(444)	1992	07/02/01	40

								Costs Capitalized
						Initial Cost to		Subsequent to
						Equity Office		Acquisition

					Encumbrances		Building and		Building and
	Description	Notes	Location	State	at 12/31/03	Land	Improvements	Land	Improvements

20	Dixon Landing North I & II		Milpitas	CA	—	3,922	22,222	—	261
21	Okidata Distribution Center		Milpitas	CA	—	1,613	9,138	—	157
22	Charcot Business Center		San Jose	CA	—	3,450	19,550	54	359
23	Montague Industrial Center		San Jose	CA	—	3,750	21,250	64	533
24	North American Van Lines		San Jose	CA	—	2,089	11,837	(58)	58
25	2509-2909 Stender Way		Santa Clara	CA	—	1,275	7,225	—	—
26	Walsh @ Lafayette Industrial Park		Santa Clara	CA	—	5,250	29,750	—	24
27	Kifer Road Industrial Park		Sunnyvale	CA	—	4,869	27,220	93	231

	San Jose Region Total				(7,398)	39,662	224,379	154	2,643

	Subtotal Industrial Properties				(7,398)	69,302	392,339	154	5,504

	Land Available for Development		Various		—	251,151	—	—	2,398

	Management Business				—	—	—	—	128,945

	Investment in Real Estate	(10)			$(2,315,889)	$2,993,776	$19,513,930	$4,045	$1,800,471

[Additional columns below]

[Continued from above table, first column(s) repeated]

	Gross Amount Carried at
	Close of Period
	12/31/2003
					Date of
		Building and		Accumulated	Construction/	Date	Depreciable
	Land	Improvements	Total(1)	Depreciation	Renovation	Acquired	Lives(2)

20	3,922	22,484	26,405	(1,366)	1998	07/02/01	40
21	1,613	9,294	10,907	(568)	1993	07/02/01	40
22	3,504	19,909	23,413	(1,246)	1978	07/02/01	40
23	3,814	21,783	25,597	(1,465)	1993	07/02/01	40
24	2,031	11,894	13,926	(727)	1988	07/02/01	40
25	1,275	7,225	8,500	(444)	1995	07/02/01	40
26	5,250	29,774	35,024	(1,828)	1996	07/02/01	40
27	4,962	27,451	32,413	(1,682)	1979	07/02/01	40

	39,816	227,022	266,838	(14,061)

	69,456	397,843	467,298	(24,771)

	251,151	2,398	253,550	—		Various	N/A

	—	128,945	128,945	(39,061)		Various	3-40

	$2,997,822	$21,314,400	$24,312,222	$(2,578,082)

(1)	The aggregate cost for Federal Income Tax purposes as of December 31, 2003 was approximately $14.4 billion.

(2)	The life to compute depreciation on building is 35-40 years, except for Palo Alto which is subject to a ground lease that terminates in 2023. Therefore, the building is depreciated over the remaining term of the ground lease. The life to compute depreciation on building improvements is 3-40 years.

(3)	The date acquired represents the date these Properties were acquired by Equity Office Predecessors. The acquisition of the Properties, or interest therein, by the Company from Equity Office Predecessors in connection with the Consolidation on July 11, 1997, was accounted for using the purchase method of accounting in accordance with Accounting Principles Board Opinion No. 16. Accordingly, the assets were recorded by the Company at their fair values.

(4)	This Property contains 106 residential units in addition to 226,197 square feet of office space.

(5)	These loans are subject to cross default and collateralization provisions.

(6)	These properties were previously under development and have been placed into service during 2003.

(7)	These loans are subject to cross default and collateralization provisions.

(8)	These loans are subject to cross default and collateralization provisions.

(9)	These properties are in various development stages. During the development period certain operating costs, including real estate taxes together with interest incurred during the development stages will be capitalized.

(10)	The encumbrances at December 31, 2003 include a net premium of approximately $13.7 million.

    A summary of activity of investment in real estate and accumulated depreciation is as follows:

      The changes in investment in real estate for the years ended December 31, 2003, 2002, and 2001 are as follows:

	December 31, 2003	December 31, 2002	December 31, 2001

Balance, beginning of the period	$25,163,516	$24,816,351	$17,619,380
Additions during period:
Acquisitions	163,511	121,986	7,323,459
Consolidation of Properties previously accounted for under the equity method	85,870	377,532	—
Improvements	471,638	328,930	360,065
Other(1)	—	—	(4,516)
Deductions during period:
Properties disposed of	(1,545,598)	(457,077)	(482,037)
Impairment on assets held for Sale	(7,667)	—	—
Write-off of fully depreciated assets which are no longer in service	(19,048)	(24,206)	—

Balance, end of period	$24,312,222	$25,163,516	$24,816,351

      The changes in accumulated depreciation for the years ended December 31, 2003, 2002, 2001 and 2000, are as follows:

	December 31, 2003	December 31, 2002	December 31, 2001

Balance, beginning of the period	$(2,077,613)	$(1,494,301)	$(978,055)
Additions during period:
Depreciation	(663,935)	(637,633)	(532,403)
Consolidation of Properties previously accounted for under the equity method	—	(617)	—
Deductions during period:
Properties disposed of	144,251	30,732	16,157
Impairment on assets held for Sale	167	—	—
Write-off of fully depreciated assets which are no longer in service	19,048	24,206	—

Balance, end of period	$(2,578,082)	$(2,077,613)	$(1,494,301)

(1)	Approximately $3.7 million relates to the value of building equipment received in exchange for Equity Office’s equity position in a telecom company and the remainder relates to the write-off of internally developed software.