Form 10-Q
period 2004-03-31
EQUITY OFFICE PROPERTIES TRUST
filed 2004-05-10
CIK 1038339

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to
Commission File Number: 1-13115

EQUITY OFFICE PROPERTIES TRUST

(Exact name of registrant as specified in its charter)

Maryland (State or other jurisdiction of incorporation or organization)	36-4151656 (I.R.S. Employer Identification No.)

Two North Riverside Plaza, Suite 2100, Chicago, Illinois	60606
(Address of principal executive offices)	(Zip code)

Registrant’s telephone number, including area code

(312) 466-3300

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     ☑ Yes          ☐ No

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).     ☑ Yes          ☐ No

      On April 30, 2004, 403,593,595 Common Shares were outstanding.

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements.

EQUITY OFFICE PROPERTIES TRUST

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share amounts)	March 31, 2004	December 31, 2003

	(Unaudited)
Assets:
Investments in real estate	$25,160,623	$23,985,839
Developments in process	64,377	75,232
Land available for development	251,151	251,151
Accumulated depreciation	(2,825,922)	(2,578,082)

Investments in real estate, net of accumulated depreciation	22,650,229	21,734,140
Cash and cash equivalents	54,984	69,398
Tenant and other receivables (net of allowance for doubtful accounts of $8,615 and $6,490, respectively)	85,890	79,880
Deferred rent receivable	426,945	379,329
Escrow deposits and restricted cash	60,281	75,186
Investments in unconsolidated joint ventures	972,675	1,127,232
Deferred financing costs (net of accumulated amortization of $55,682 and $48,176, respectively)	70,643	64,337
Deferred leasing costs and other related intangibles (net of accumulated amortization of $175,110 and $157,445, respectively)	340,238	314,568
Prepaid expenses and other assets (net of discounts of $3,181 and $66,200, respectively)	217,355	344,940

Total Assets	$24,879,240	$24,189,010

Liabilities, Minority Interests, Mandatorily Redeemable Preferred Shares and Shareholders’ Equity:
Liabilities:
Mortgage debt (including a net (discount) of $(13,565) and $(13,663), respectively)	$2,881,178	$2,315,889
Unsecured notes (including a net (discount)/premium of $(11,783) and $12,412, respectively)	9,404,717	8,828,912
Line of credit	5,800	334,000
Accounts payable and accrued expenses	433,503	573,069
Distribution payable	229,073	3,899
Other liabilities (net of a (discount) of $(30,741) and $0, respectively)	472,333	398,273
Commitments and contingencies	—	—

Total Liabilities	13,426,604	12,454,042

Minority Interests:
EOP Partnership	1,159,319	1,191,741
Partially owned properties	192,156	183,863

Total Minority Interests	1,351,475	1,375,604

Mandatorily Redeemable Preferred Shares:
5.25% Series B Convertible, Cumulative Redeemable Preferred Shares, liquidation preference $50.00 per share, 5,990,000 issued and outstanding	299,500	299,500

Shareholders’ Equity:
Preferred Shares, 100,000,000 authorized:
8.625% Series C Cumulative Redeemable Preferred Shares, liquidation preference $25.00 per share, 0 and 4,562,900 issued and outstanding	—	114,073
7.75% Series G Cumulative Redeemable Preferred Shares, liquidation preference $25.00 per share, 8,500,000 issued and outstanding	212,500	212,500
Common Shares, $0.01 par value; 750,000,000 shares authorized, 403,346,444 and 400,460,388 issued and outstanding, respectively	4,033	4,005
Other Shareholders’ Equity:
Additional paid in capital	10,456,833	10,396,864
Deferred compensation	(3,942)	(5,889)
Dividends in excess of accumulated earnings	(788,357)	(652,036)
Accumulated other comprehensive loss (net of accumulated amortization of $22 and $(73), respectively)	(79,406)	(9,653)

Total Shareholders’ Equity	9,801,661	10,059,864

Total Liabilities, Minority Interests, Mandatorily Redeemable Preferred Shares and Shareholders’ Equity	$24,879,240	$24,189,010

See accompanying notes.

EQUITY OFFICE PROPERTIES TRUST

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the three months ended
	March 31,

(Dollars in thousands, except per share amounts)	2004	2003

Revenues:
Rental	$635,286	$634,651
Tenant reimbursements	102,982	102,841
Parking	28,973	26,624
Other	25,912	19,617
Fee income	3,060	4,936

Total revenues	796,213	788,669

Expenses:
Depreciation	170,081	154,836
Amortization	17,743	14,243
Real estate taxes	84,443	89,533
Insurance	10,247	6,214
Repairs and maintenance	79,556	78,135
Property operating	106,792	96,814
Ground rent	5,346	4,596
Corporate general and administrative	11,309	13,502

Total expenses	485,517	457,873

Operating income	310,696	330,796

Other income/ expense:
Interest/ dividend income	1,321	3,227
Realized gain on sale of marketable securities	—	8,143
Interest:
Expense incurred	(205,538)	(205,323)
Amortization of deferred financing costs and prepayment expenses	(2,171)	(1,692)

Total other income/ expense	(206,388)	(195,645)

Income before income taxes, allocation to minority interests, and income from investments in unconsolidated joint ventures	104,308	135,151
Income taxes	262	(996)
Minority Interests:
EOP Partnership	(7,949)	(17,314)
Partially owned properties	(2,574)	(2,516)
Income from investments in unconsolidated joint ventures	15,718	20,764

Income from continuing operations	109,765	135,089
Discontinued operations (including net gain on sales of real estate of $2,195 and $7,277, respectively)	1,971	22,089

Income before cumulative effect of a change in accounting principle	111,736	157,178
Cumulative effect of a change in accounting principle	(33,697)	—

Net income	78,039	157,178
Preferred distributions	(12,748)	(15,461)

Net income available to common shareholders	$65,291	$141,717

Earnings per share — basic:
Income from continuing operations per share	$0.23	$0.30

Net income available to common shareholders per share	$0.16	$0.35

Weighted average Common Shares outstanding	399,757,911	408,283,546

Earnings per share — diluted:
Income from continuing operations per share	$0.23	$0.30

Net income available to common shareholders per share	$0.16	$0.35

Weighted average Common Shares outstanding and dilutive potential common shares	451,142,921	459,301,852

Distributions declared per Common Share outstanding	$0.50	$0.50

See accompanying notes.

EQUITY OFFICE PROPERTIES TRUST

CONSOLIDATED STATEMENTS OF NET COMPREHENSIVE INCOME

(Unaudited)

	For the three months
	ended March 31,

(Dollars in thousands)	2004	2003

Net income	$78,039	$157,178
Other comprehensive income (loss):
Unrealized holding losses on forward starting interest rate swaps	(22,569)	(8,004)
Reversal of unrealized holding loss on settlement of forward starting interest rate swap	21,502	5,942
(Payments) proceeds from settlement of forward starting interest rate swaps	(68,918)	768
Amortization of payments/(proceeds) from settlement of forward starting interest rate swaps	96	(16)
Unrealized holding gains (losses) from investments arising during the period	136	(90)

Net comprehensive income	$8,286	$155,778

See accompanying notes.

EQUITY OFFICE PROPERTIES TRUST

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the three months ended
	March 31,

(Dollars in thousands)	2004	2003

Operating Activities:
Net income	$78,039	$157,178
Adjustments to reconcile net income to net cash provided by operating activities:
Revenue recognized related to acquired lease obligations, net	370	—
Amortization of discounts included in interest/ dividend income	(89)	(89)
Depreciation and amortization (including discontinued operations)	189,981	176,211
Ineffective portion of swap settlement payment included in interest expense	212	—
Amortization of (premiums)/ discounts on unsecured notes and settled interest rate protection agreements included in interest expense	(2,705)	(5,298)
Compensation expense related to restricted shares and stock options issued to employees	5,433	3,130
Income from investments in unconsolidated joint ventures	(15,718)	(20,764)
Net distributions from unconsolidated joint ventures	9,875	15,026
Net gain on sales of real estate (including discontinued operations)	(2,195)	(7,277)
Cumulative effect of a change in accounting principle	33,697	—
Provision for doubtful accounts	(804)	7,528
Income allocated to minority interests	10,523	19,830
Changes in assets and liabilities:
Decrease (increase) in rents receivables	866	(4,539)
Increase in deferred rent receivables	(27,721)	(15,801)
Decrease in prepaid expenses and other assets	56,565	22,304
Decrease in accounts payable and accrued expenses	(116,210)	(65,836)
Increase in other liabilities	1,597	8,570

Net cash provided by operating activities	221,716	290,173

Investing Activities:
Property acquisitions	(62,777)	—
Property dispositions	18,189	42,780
Capital and tenant improvements	(121,208)	(78,948)
Lease commissions and other costs	(31,824)	(39,220)
Decrease (increase) in escrow deposits and restricted cash	32,067	(13,549)
Investments in unconsolidated joint ventures	—	(6,856)
Investments in notes receivable	—	(96)
Repayments of notes receivable	—	734

Net cash used for investing activities	(165,553)	(95,155)

See accompanying notes.

EQUITY OFFICE PROPERTIES TRUST

CONSOLIDATED STATEMENTS OF CASH FLOWS — (Continued)

(Unaudited)

	For the three months ended
	March 31,

(Dollars in thousands, unaudited)	2004	2003

Financing Activities:
Principal payments on mortgage debt	$(172,289)	$(10,438)
Proceeds from unsecured notes	991,240	494,810
Repayment of unsecured notes	(400,000)	(300,000)
Proceeds from lines of credit	1,448,600	369,800
Principal payments on lines of credit	(1,776,800)	(575,500)
Payments of loan costs	(1,305)	(216)
Settlement of interest rate swap agreements	(69,130)	768
Distributions to minority interests in partially owned properties	(1,828)	(2,706)
Payment of offering costs	(20)	(12)
Proceeds from exercise of stock options	39,056	1,364
Distributions to common shareholders and unitholders	(836)	(623)
Repurchase of Common Shares	(3,775)	(151,874)
Redemption of Units	(795)	(78)
Repurchase of preferred shares	(114,073)	—
Payment of preferred distributions	(8,622)	(15,461)

Net cash used for financing activities	(70,577)	(190,166)

Net (decrease) increase in cash and cash equivalents	(14,414)	4,852
Cash and cash equivalents at the beginning of the period	69,398	58,471

Cash and cash equivalents at the end of the period	$54,984	$63,323

Supplemental Information:
Interest paid during the period, including a reduction of interest expense for capitalized interest of $2,030 and $3,598, respectively	$248,485	$248,340

Non-Cash Investing and Financing Activities:
Investing Activities:
Escrow deposits related to property dispositions	$—	$(19,339)

Mortgage loan repayment as a result of a property disposition	$—	$(16,279)

Mortgage loan assumed upon acquisition of property	$82,970	$—

Changes in accounts due to consolidation of existing interest in a property as a result of acquiring the remaining economic interest:
Decrease in investment in unconsolidated joint ventures	$(157,659)	$—

Increase in investment in real estate	$612,411	$—

Increase in accumulated depreciation	$(44,440)	$—

Increase in mortgage debt	$(451,285)	$—

Increase in other assets and liabilities	$40,973	$—

Financing Activities:
Mortgage loan repayment as a result of a property disposition	$—	$16,279

See accompanying notes.

EQUITY OFFICE PROPERTIES TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

      Our consolidated financial statements have been prepared pursuant to the Securities and Exchange Commission’s (“SEC”) rules and regulations. The following notes, which present interim disclosures as required by the SEC, highlight significant changes to the notes to our December 31, 2003 audited consolidated financial statements and should be read together with the financial statements and notes thereto included in our Form 10-K.

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

      We are a fully integrated, self-administered and self-managed real estate company principally engaged, through our subsidiaries, in owning, managing, leasing, acquiring and developing office properties. At March 31, 2004, we owned or had an interest in 685 office properties comprising approximately 123.0 million rentable square feet of office space in 18 states and the District of Columbia and were located in 27 markets and 125 submarkets (the “Office Properties”). On a weighted average basis, the Office Properties were 86.1% occupied at March 31, 2004. Approximately 42.1% of the rentable square feet is located in central business districts and approximately 57.9% of the rentable square feet is located in suburban markets. At March 31, 2004, we also owned 75 industrial properties comprising approximately 5.8 million square feet of industrial space (the “Industrial Properties” and together with the Office Properties, the “Properties”) and approximately 0.3 million rentable square feet of office properties under development. On a weighted average basis, the Industrial Properties were 85.7% occupied at March 31, 2004.

NOTE 2 —	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

      We own substantially all of our assets and conduct substantially all of our operations through EOP Partnership and its subsidiary entities. Through our ownership of Units, we owned approximately 89.2% and 89.1% of EOP Partnership at March 31, 2004 and December 31, 2003, respectively. All intercompany transactions and balances have been eliminated in consolidation. Property holding entities and other subsidiaries of which we own 100% of the equity are consolidated. For those joint ventures of which we own less than 100% of the equity interest, we consolidate the property if we have the direct or indirect ability to make major decisions about the entities’ activities based on the terms of the respective joint venture agreements which specify the sharing of participating and protective rights such as decisions regarding major leases, encumbering the entities with debt and whether to dispose of entities. We would also consolidate certain property holding entities and other subsidiaries if we own less than a 100% equity interest if we are deemed to be the primary beneficiary in a variable interest entity (as defined in FASB Interpretation 46 Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51, as revised (“FIN 46”)).

Use of Estimates

      The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States (“GAAP”) requires management to make estimates and assumptions

EQUITY OFFICE PROPERTIES TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

Unaudited Interim Statements

      The consolidated financial statements as of and for the three months ended March 31, 2004 and 2003 and related footnote disclosures are unaudited. In the opinion of management, such financial statements reflect all adjustments necessary for a fair presentation of the results of the interim periods. All such adjustments are of a normal and recurring nature.

Reclassifications

      Certain reclassifications have been made to the previously reported 2003 statements in order to provide comparability with the 2004 statements reported herein. These reclassifications have not changed the 2003 results of operations or shareholders’ equity.

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

EQUITY OFFICE PROPERTIES TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

      The following table illustrates the unaudited effect on net income available to common shareholders and earnings per share if the fair value based method had been applied to issued share options for the three months ended March 31, 2004 and 2003. Compensation expense related to restricted share awards is not presented in the table below because the expense amount is the same under APB 25 and Statement 123 and therefore, is already reflected in net income.

	For the three months
	ended March 31,

(Dollars in thousands, except per share data)	2004	2003

Historical net income available to common shareholders	$65,291	$141,717
Add back compensation expense for share options included in historical net income available to common shareholders	1,605	212
Deduct compensation expense for share options determined under fair value based method	(2,894)	(2,440)
Allocation of expense to minority interest- EOP Partnership	140	243

Pro forma net income available to common shareholders	$64,142	$139,732

Earnings per share — basic:
Historical net income available to common shareholders	$0.16	$0.35

Pro forma net income available to common shareholders	$0.16	$0.34

Earnings per share — diluted:
Historical net income available to common shareholders	$0.16	$0.35

Pro forma net income available to common shareholders	$0.16	$0.34

NOTE 3 —	ACQUISITIONS

      In February 2004, we acquired the 15.53% economic interest of one of our joint venture partners in the 1301 Avenue of the Americas office building for approximately $60.7 million and we assumed our partner’s share of the mortgage notes of approximately $83.0 million. In addition, we acquired another joint venture partner’s interest for approximately $7.5 million which closed in April 2004. As a result of these transactions, our economic interest in the joint venture is now 100% and we control all major decisions. Accordingly, we have consolidated the property. The consolidated mortgage debt as of March 31, 2004 is approximately $533.7 million.

NOTE 4 —	DISCONTINUED OPERATIONS

      In January 2004, we sold the Cal Center office property located in Sacramento, California to an unaffiliated party for approximately $18.5 million. The total gain on the sale of this property was approximately $2.2 million, which is included in discontinued operations. Cal Center consisted of one office building and approximately 118,172 square feet.

      The net income for properties sold is reflected in the consolidated statements of operations as Discontinued Operations for the periods presented. The properties that were partially sold during the three months ended December 31, 2003 are not required to be reflected as discontinued operations in accordance with Statement 144. Below is a summary of the results of operations for the properties sold, except for the

EQUITY OFFICE PROPERTIES TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

properties that were partially sold, through their respective sale dates, which are classified as discontinued operations:

	For the three months
	ended March 31,

(Dollars in thousands)	2004	2003

Total revenues	$293	$30,864

Expenses:
Depreciation and amortization	(12)	5,453
Property operating	537	10,396
Ground rent	—	18

Total expenses	525	15,867

Operating (loss) income	(232)	14,997

Other income/ expense:
Interest/ dividend income	1	38
Interest expense and amortization of deferred financing costs and prepayment expenses	—	(223)

Total other income/ expense	1	(185)

(Loss) income before income taxes and net gain on sales of real estate	(231)	14,812
Income taxes	7	—
Net gain on sales of real estate	2,195	7,277

Net income	$1,971	$22,089

Property net operating (loss) income from discontinued operations	$(244)	$20,468

Segment Reporting

      For segment reporting purposes, the office properties, apartment properties and the land parcels that were sold are included in the “Office Properties” segment and the industrial properties and parking facilities that were sold are included in the “Corporate and Other” segment.

EQUITY OFFICE PROPERTIES TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

NOTE 5 — INVESTMENTS IN UNCONSOLIDATED JOINT VENTURES

      Several Office Properties are owned by us and other unaffiliated parties in joint ventures which we account for using the equity method. Combined summarized financial information for these unconsolidated joint ventures is as follows:

	March 31,	December 31,
(Dollars in thousands)	2004	2003

Balance Sheets:
Real estate, net of accumulated depreciation	$2,568,542	$3,258,009
Other assets	283,786	339,835

Total Assets	$2,852,328	$3,597,844

Mortgage debt	$772,895	$1,308,782
Other liabilities	105,281	140,259
Partners’ and shareholders’ equity	1,974,152	2,148,803

Total Liabilities and Partners’ and Shareholders’ Equity	$2,852,328	$3,597,844

Our share of equity	$886,496	$1,040,373
Net excess of cost of investments over the net book value of underlying net assets, net of accumulated depreciation of $24,496 and $24,456, respectively	86,179	86,859

Carrying value of investments in unconsolidated joint ventures	$972,675	$1,127,232

Our share of unconsolidated non-recourse mortgage debt	$344,989	$797,268

(Dollars in thousands)	2004	2003

Statements of Operations:
Revenues	$122,735	$115,615

Expenses:
Interest expense and loan cost amortization	13,347	17,355
Depreciation and amortization	28,888	21,798
Operating expenses	48,653	43,182

Total expenses	90,888	82,335

Net income	$31,847	$33,280

Our share of:
Net income	$15,718	$20,764

Interest expense and loan cost amortization	$8,102	$12,249

Depreciation and amortization (real estate related)	$12,027	$12,603

EQUITY OFFICE PROPERTIES TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

Investment in 1301 Avenue of the Americas

      We acquired the remaining economic interest in the 1301 Avenue of the Americas office building, which was previously unconsolidated. See Note 3-Acquisitions for more information.

NOTE 6 —	MORTGAGE DEBT

      During the three months ended March 31,2004, the following transactions occurred:

(Dollars in thousands)

Balance at December 31, 2003(a)	$2,329,552
Repayments and scheduled principal amortization	(172,289	)(b)
Assumed through acquisition and consolidation of 1301 Avenue of the Americas (See Note 3 — Acquisitions)	534,255
Assumed through consolidation of Sun America Center (See Note 9 — Cumulative Effect of a Change in Accounting Principle)	203,225

Balance at March 31, 2004(a)	$2,894,743

(a)	Excludes net discount on mortgage debt of approximately $13.6 million and $13.7 million at March 31, 2004 and December 31, 2003, respectively.

(b)	Includes the repayment of mortgage debt encumbering the following properties: 580 California, BP Tower and 110 Atrium Place.

NOTE 7 —	UNSECURED NOTES, DERIVATIVE FINANCIAL INSTRUMENTS AND LINES OF CREDIT

Unsecured Notes and Derivative Financial Instruments

      In January 2004, we repaid upon their maturity $300 million of 6.50% unsecured notes and $100 million of 6.90% unsecured notes.

      In March 2004, EOP Partnership issued $1.0 billion of 4.75% senior unsecured notes due March 15, 2014. Equity Office is the guarantor of the notes. The net cash proceeds from the issuance were approximately $991.2 million and were used to repay the outstanding balance on our $1.0 billion revolving credit facility. In March 2004, we also paid $69.1 million to settle $800 million of forward-starting interest rate swaps that were previously entered into to hedge the interest rate of the $1.0 billion notes. Approximately $0.2 million of the settlement amount was recognized in interest expense and the remaining $68.9 million was recorded to other comprehensive income. The amount recorded to other comprehensive income will be amortized to interest expense over the 10-year term of the notes. Including all offering expenses and the settlement of $800 million of forward-starting swap agreements, the all-in effective rate of the unsecured notes is 5.54%.

      In March 2004, in conjunction with the debt offering, EOP Partnership entered into $1.0 billion of fixed-to-floating interest rate swap agreements that effectively convert the interest rate of the $1.0 billion of unsecured notes issued in March 2004 to a floating rate of LIBOR plus 43 basis points plus 79 basis points of loan costs. Because these swaps are considered perfect hedges of the $1.0 billion unsecured notes, they are marked-to-market each quarter with a corresponding mark-to-market adjustment on the $1.0 billion notes. Any market adjustment on the swap agreements will be reflected in other assets or other liabilities, and the corresponding market adjustment on the unsecured notes will be reflected as either a discount or premium on the unsecured notes. Because the swap agreements are considered a perfectly effective fair value hedge, there will be no effect on net income from the mark-to-market adjustment as long as they are outstanding.

EQUITY OFFICE PROPERTIES TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

Lines of Credit

      In March 2004, we cancelled our $1.0 billion 364-day line of credit.

NOTE 8 —	SHAREHOLDERS’ EQUITY AND MANDATORILY REDEEMABLE PREFERRED SHARES

Common Shares

      The following table presents the changes in the issued and outstanding Common Shares since December 31, 2003 (excluding 48,764,127 Units and 49,032,230 Units outstanding at March 31, 2004 and December 31, 2003, respectively, which are exchangeable for Common Shares on a one-for-one basis, or the cash equivalent thereof, subject to certain restrictions):

Outstanding at December 31, 2003	400,460,388
Repurchases/ retired(a)	(38,664)
Share options exercised	1,647,244
Units redeemed for Common Shares	236,553
Restricted shares and share awards issued, net of cancellations	1,040,923

Outstanding at March 31, 2004	403,346,444

(a)	During the first quarter 2004, 38,664 common shares were repurchased and retired at an average price of $29.71 per share for approximately $1.1 million in the aggregate. An additional 88,585 common shares were repurchased, but were not yet retired as of March 31, 2004, at an average price of $29.65 per share for approximately $2.6 million in the aggregate. In April 2004, 925,834 common shares were repurchased at an average price of $26.18 per share for approximately $24.2 million in the aggregate.

Distributions

	Quarterly
	Distribution		Shareholder
	Amount Per Share	Date Paid	Record Date

Common Shares	$.50	April 15, 2004	March 31, 2004
Series B Preferred Shares	$.65625	February 17, 2004	February 2, 2004
Series C Preferred Shares(a)	$.12578125	January 5, 2004	December 4, 2003
Series G Preferred Shares	$.484375	March 15, 2004	March 1, 2004

(a)	The distribution amount represents a pro rated distribution from and including December 15, 2003, to, but excluding, January 5, 2004, the Series C redemption date. See “Preferred Shares” below.

Preferred Shares

      In January 2004, we redeemed all of our 4,562,900 outstanding 8 5/8% Series C Cumulative Redeemable Preferred Shares of Beneficial Interest. The Series C Preferred Shares were redeemed at a redemption price of $25.00 per share for an aggregate redemption price of approximately $114.1 million. The deferred issuance cost of approximately $4.1 million was reflected as a preferred distribution.

NOTE 9 — CUMULATIVE EFFECT OF A CHANGE IN ACCOUNTING PRINCIPLE

      Under the provisions of FIN 46, which we adopted on January 1, 2004, we consolidated the financial condition and results of operations of Sun America Center, an office property located in Century City,

EQUITY OFFICE PROPERTIES TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

California, which consists of approximately 780,000 square feet, as we determined we were the primary beneficiary in this variable interest entity. We own an approximate 67% share of a $202.2 million mezzanine-level debt position for which we paid approximately $73.9 million in 1999. As of December 31, 2003, this investment was recorded as a note receivable and was included in other assets. The note matures in August 2014 and prior to then interest is payable based on cash flow. Our maximum exposure to loss as a result of the investment is currently equivalent to the $73.9 million we invested in 1999. However, we may be required to contribute additional funds to support the operations of the property. Any additional funding will be in the form of a shortfall note, which is repayable from available cash flow. The shortfall notes may not exceed $2.5 million in the aggregate, of which our share would be approximately 67%. Our payment recourse is limited to the mezzanine borrower entity’s 100% interest in the property-owning entity.

      As a result of the consolidation of Sun America Center, we recorded a cumulative effect of a change in accounting principle loss of approximately $33.7 million. The effect on our financial condition as a result of the consolidation of Sun America Center as of January 1, 2004 is as follows:

(Dollars in thousands)

Investment in real estate	$330,787
Accumulated depreciation	$(31,219)
Mortgage debt	$(203,225)
Net other assets and liabilities, including a net discount of $31,476	$(130,040	)(a)

(a)	As of January 1, 2004, our joint venture partner’s share of the mezzanine-level debt of approximately $49.7 million is recorded in other liabilities, which is net of a discount of approximately $31.5 million. Interest expense on the approximate $66 million face amount of the joint venture partner’s debt is accrued at 7.25% per annum and the discount is amortized to interest expense through the maturity of the mezzanine-level loan in 2014.

NOTE 10 —	EARNINGS PER SHARE

      The following table sets forth the computation of basic and diluted earnings per share:

	For the three months ended
	March 31,

(Dollars in thousands, except per share data)	2004	2003

Numerator:
Income from continuing operations	$109,765	$135,089
Preferred distributions	(12,748)	(15,461)

Income from continuing operations available to common shareholders	97,017	119,628
Discontinued operations (including net gain on sales of real estate of $2,195 and $7,277, respectively)	1,971	22,089
Cumulative effect of a change in accounting principle	(33,697)	—

Numerator for basic earnings per share — net income available to common shareholders	65,291	141,717
Net income available to common shareholders allocated to minority interests in EOP Partnership	7,949	17,314

Numerator for diluted earnings per share — net income available to common shareholders	$73,240	$159,031

EQUITY OFFICE PROPERTIES TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

	For the three months ended
	March 31,

(Dollars in thousands, except per share data)	2004	2003

Denominator:
Denominator for basic earnings per share — weighted average Common Shares outstanding	399,757,911	408,283,546

Effect of dilutive potential common shares:
Units	48,894,154	50,053,934
Share options and restricted shares	2,490,856	964,372

Dilutive potential common shares	51,385,010	51,018,306

Denominator for diluted earnings per share — weighted average Common Shares outstanding and dilutive potential common shares	451,142,921	459,301,852

Earnings per share — basic
Income from continuing operations available to common shareholders, net of minority interests	$0.23	$0.30
Discontinued operations, net of minority interests	—	0.05
Cumulative effect of a change in accounting principle, net of minority interests	(0.08)	—

Net income available to common shareholders, net of minority interests(a)	$0.16	$0.35

Earnings per share — diluted
Income from continuing operations available to common shareholders	$0.23	$0.30
Discontinued operations	—	0.05
Cumulative effect of a change in accounting principle	(0.07)	—

Net income available to common shareholders(a)	$0.16	$0.35

(a)	Net income available to common shareholders per share may not total the sum of the per share components due to rounding.

      The following securities were not included in the diluted earnings per share computation because they would have had an antidilutive effect:

		For the three months ended
		March 31,
	Weighted Average
Antidilutive Securities	Exercise Price	2004	2003

Share options	$30.08	6,740,216	—
Share options	$28.32	—	14,949,646
Series B Preferred Shares	$35.70	8,389,354	8,389,354

Total		15,129,570	23,339,000

EQUITY OFFICE PROPERTIES TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

NOTE 11 — SEGMENT INFORMATION

      As discussed in Note 1, our primary business is the ownership and operation of Office Properties. We account for each Office Property as an individual operating segment and have aggregated the related operating accounts into a single operating segment for financial reporting purposes due to the fact that the individual operating segments have similar economic characteristics. The net property operating income from continuing operations generated at the “Corporate and Other” segment consist primarily of the Industrial Properties. The “Other revenues” generated at the “Corporate and Other” segment consist primarily of fee income from the management of office properties owned by third parties, interest and dividend income from various investments and realized gains on sale of certain marketable securities.

	As of or for the three months ended			For the three months ended
	March 31, 2004			March 31, 2003

	Office	Corporate		Office	Corporate
(Dollars in thousands)	Properties	and Other	Consolidated	Properties	and Other	Consolidated

Property operating revenues(a)	$782,332	$10,821	$793,153	$771,586	$12,147	$783,733
Property operating expenses(b)	(278,397)	(2,641)	(281,038)	(268,103)	(2,593)	(270,696)

Property net operating income from continuing operations	503,935	8,180	512,115	503,483	9,554	513,037

Adjustments to arrive at net income:
Other revenues	1,229	3,152	4,381	471	15,835	16,306
Interest expense(c)	(53,009)	(154,700)	(207,709)	(43,612)	(163,403)	(207,015)
Depreciation and amortization	(180,463)	(7,361)	(187,824)	(163,562)	(5,517)	(169,079)
Ground rent	(5,346)	—	(5,346)	(4,596)	—	(4,596)
General and administrative	—	(11,309)	(11,309)	—	(13,502)	(13,502)

Total	(237,589)	(170,218)	(407,807)	(211,299)	(166,587)	(377,886)

Income before income taxes, allocation to minority interests and income from investments in unconsolidated joint ventures	266,346	(162,038)	104,308	292,184	(157,033)	135,151
Income taxes	42	220	262	(177)	(819)	(996)
Minority interests	(2,567)	(7,956)	(10,523)	(2,506)	(17,324)	(19,830)
Income from investments in unconsolidated joint ventures	15,354	364	15,718	20,999	(235)	20,764

Income from continuing operations	279,175	(169,410)	109,765	310,500	(175,411)	135,089
Discontinued operations (including net gain on sales of real estate of $2,195 and $7,277, respectively)	1,971	—	1,971	22,184	(95)	22,089

Income before cumulative effect of a change in accounting principle	281,146	(169,410)	111,736	332,684	(175,506)	157,178
Cumulative effect of a change in accounting principle	(33,697)	—	(33,697)	—	—	—

Net income	$247,449	$(169,410)	$78,039	$332,684	$(175,506)	$157,178

EQUITY OFFICE PROPERTIES TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

	As of or for the three months ended			For the three months ended
	March 31, 2004			March 31, 2003

	Office	Corporate		Office	Corporate
(Dollars in thousands)	Properties	and Other	Consolidated	Properties	and Other	Consolidated

Property net operating income:
Continuing operations	$503,935	$8,180	$512,115	$503,483	$9,554	$513,037
Discontinued operations	(244)	—	(244)	20,454	14	20,468

Total property net operating income	$503,691	$8,180	$511,871	$523,937	$9,568	$533,505

Property operating margin from continuing and discontinued operations(d)			64.5%			65.5%

Property operating margin from continuing operations(d)			64.6%			65.5%

Capital and tenant improvements	$113,756	$7,452	$121,208	$76,610	$2,338	$78,948

Investments in unconsolidated joint ventures	$973,589	$(914)	$972,675

Total assets	$24,030,625	$848,615	$24,879,240

(a)	Included in property operating revenues are rental revenues, tenant reimbursements, parking income and other income.

(b)	Included in property operating expenses are real estate taxes, insurance, repairs and maintenance and property operating expenses.

(c)	Interest expense for the Office Properties represents interest expense on property secured mortgage debt and does not include interest expense on the unsecured notes or the line of credit.

(d)	Property operating margin is calculated by dividing property net operating income by property operating revenues.

EQUITY OFFICE PROPERTIES TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

NOTE 12 — COMMITMENTS AND CONTINGENCIES

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

      On May 8, 2003, Broadband Office, Inc. and the official committee of unsecured creditors of Broadband Office Inc. (collectively, the “Plaintiffs”), filed a complaint (the “Complaint”) in the United States Bankruptcy Court for the District of Delaware against one private and seven public real estate companies, various affiliated entities (collectively the “Corporate Defendants”) and certain individuals, including Equity Office, EOP Partnership, David Helfand (a former executive vice president of Equity Office), Spieker Properties, Inc. and Spieker Properties, L.P. (which we acquired in 2001) and Craig Vought (formerly co-chief executive officer of Spieker Properties, Inc. and a former Equity Office trustee). On August 25, 2003, Plaintiffs filed a First Amended Complaint. Under the terms of our indemnification agreements with Messrs. Helfand and Vought, we may be responsible to reimburse them for the effect of any judgment rendered against them personally as well as the costs of their defense. To date, no separate defense costs have been incurred with respect to these individuals. We were an equity investor in, landlord to and customer of Broadband Office, and Messrs. Helfand and Vought were members of the board of directors of Broadband Office until their resignations on May 1, 2001 and May 2, 2001, respectively. Mr. Vought also served as a member of Broadband Office’s executive committee. Broadband Office filed for bankruptcy protection on May 9, 2001. The First Amended Complaint alleges, among other things, breaches of fiduciary duty and seeks recovery of what it characterizes as preferential payments and fraudulent transfers. It further seeks to hold us liable for the outstanding debts of the corporation, jointly and severally with all of the Corporate Defendants, as an alleged “general partner” of Broadband Office. The Plaintiffs allege that the amount of these claims exceeds $300 million in the aggregate. Due to the inherent uncertainties of the judicial process, we are unable to predict the outcome of this matter with certainty. We intend to vigorously defend this matter and believe we have meritorious defenses. As a result, we have not accrued for any potential liability in connection with this litigation. As in any litigation, there can be no assurance that we will prevail. Should the court not resolve this matter in our favor it could have a material adverse effect on our financial condition, results of operations and liquidity.

EQUITY OFFICE PROPERTIES TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

Forward-Starting Interest Rate Swaps

      As of March 31, 2004 and December 31, 2003, we had $0.5 billion and $1.3 billion of forward-starting interest rate swaps outstanding, respectively. As discussed in Note 7 — Unsecured Notes, Derivative Financial Instruments and Lines of Credit, we settled $800 million of forward-starting interest rate swaps in March 2004 in conjunction with the $1.0 billion debt offering. The $0.5 billion of outstanding swaps at March 31, 2004 will hedge the future interest payments of debt that we anticipate issuing in 2004. The market value of the swaps at March 31, 2004 represented a net liability to us of approximately $11.5 million (approximately $1.4 million is recorded in other assets and $12.9 million is recorded in other liabilities). The market value of the swaps at December 31, 2003 represented a net liability to us of approximately $10.4 million (approximately $11.1 million is recorded in other assets and $21.5 million is recorded in other liabilities). The corresponding net market value of these swaps is included in accumulated other comprehensive income. No hedge ineffectiveness has been recorded in earnings as these swaps were perfectly effective. As of April 30, 2004, the market value of these forward-starting interest rate swaps represented an asset to us of approximately $16.8 million. The market value of the forward-starting interest rate swaps is dependent upon existing market interest rates and swap spreads, which change over time.

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

Fixed-to-Floating Interest Rate Swaps

      During 2004, we entered into fixed-to-floating interest rate swap agreements in the notional amount of $1.0 billion to hedge $1 billion of unsecured notes issued in March 2004. We are the variable interest rate payer and the counterparty is the fixed rate payer. The variable interest rate is based on LIBOR plus 43 basis points. The settlement dates correspond to the interest payment dates of the respective unsecured notes being hedged. Each of the interest rate swap agreements settle on the maturity date of the respective unsecured notes being hedged.

      The interest rate swap agreements and the hedged unsecured notes are reflected at market value. Any market adjustment on the swap agreements will be reflected in other assets or other liabilities, and the corresponding market adjustment on the unsecured notes will be reflected as either a premium or discount on the unsecured notes. The market value of the swaps at March 31, 2004 represented a liability to us of approximately $16.8 million. As of April 30, 2004, the market value of these interest rate swap agreements represented a liability to us of approximately $73.7 million. Because the swap agreements are considered a perfectly effective fair value hedge, there will be no effect on net income from the mark to market adjustments.

Contingencies

      Certain joint venture agreements contain buy / sell options in which each party has the option to acquire the interest of the other party. Except for certain agreements in which our partners in two of our Office Properties can require us to buy their interests, such agreements do not generally require that we buy our partners’ interests. The exceptions allow our unaffiliated partners, at their election, to require that we buy their interests (or 50% of their interests, in one case) during specified future time periods, commencing in 2009 and

EQUITY OFFICE PROPERTIES TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

at amounts that represent the fair market value of their interests at that time. In addition, we have granted options to each of two tenants to purchase the Office Property it occupies.

      In accordance with Statement of Accounting Standards No. 5 Accounting for Contingencies, we have not recorded a liability or the related asset that would result from the acquisition in connection with the above potential obligations because the probability of our unaffiliated partners requiring us to buy their interests is not currently determinable and we are unable to estimate the amount of the payment required for that purpose.

      Approximately 258 of our properties, consisting of 33.2 million square feet, are subject to restrictions on taxable dispositions under tax protection agreements entered into with some of the contributors of the properties. The carrying value of these properties was approximately $6.8 billion at March 31, 2004. The restrictions on taxable dispositions are effective for periods expiring at different times through 2021. The terms of these tax protection agreements generally prevent us from selling specific properties in taxable transactions unless we indemnify the contributing partners for their income tax liability on the portion of the gain on sale allocated to them as a result of the property’s value at the time of its contribution to us or, in some cases, to our predecessor. We do not believe that the tax protection agreements materially affect the conduct of our business or our decisions whether to dispose of restricted properties during the restriction period because we hold these and our other properties for investment purposes, rather than for sale. Historically, however, where we have deemed it to be in our shareholders’ best interests to dispose of restricted properties, we have done so through transactions structured as tax-deferred transactions under section 1031 of the Internal Revenue Code. We anticipate structuring most future dispositions of restricted properties as transactions intended to qualify for tax-deferred treatment. Therefore, we view the likelihood of incurring any such material indemnification obligations to be remote. Were we to dispose of a restricted property in a taxable transaction, we generally would be required to pay to a partner that is a beneficiary of one of the tax protection agreements an amount based on the amount of income tax the partner would be required to pay on the incremental gain allocated to such partner as a result of the built-in gain that existed with respect to such property at the time of its contribution to us, or in some cases, to our predecessor. In some cases there is a further requirement to reimburse any additional tax liability arising from the indemnification payment itself. The exact amount that would be payable with respect to any particular taxable sale of a restricted property would depend on a number of factors, many of which can only be calculated at the time of any future sale, including the sale price of the property at the time of the sale, the partnership’s basis in the property at the time of the sale, the partner’s basis in the assets at the time of the contribution, the partner’s applicable rate of federal, state and local taxation at the time of the sale, and the timing of the sale itself.

EQUITY OFFICE PROPERTIES TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

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

Type of Insurance Coverage	Equity Office Loss Exposure/Deductible	Third-Party Coverage Limitation

Property damage and business interruption(a)	$75 million annual aggregate exposure (which includes amounts paid for earthquake loss), plus $1 million per occurrence deductible	$1.0 billion per occurrence (c)
Earthquake(a)(b)	$75 million annual aggregate exposure (which includes amounts paid for property damage and business interruption loss), plus $1 million per occurrence deductible	$325 million in the aggregate per year (c)
Acts of terrorism(d)	$2.8 million per occurrence deductible (plus 10% of each and every loss with a maximum per occurrence exposure of $35.3 million which includes the $2.8 million deductible)	$825 million per occurrence (e)

(a)	We retain up to $75 million of such loss throughout the portfolio. In the event of a loss in excess of this retention limit, the third-party insurance carriers would be obligated to cover the losses up to the stated coverage amounts in the above table.

(b)	The amount of the third-party insurance relating to earthquakes is based on maximum probable loss studies performed by independent third parties. The maximum annual aggregate payment amount for earthquake loss is $325 million, inclusive of our loss exposure of $75 million plus $1 million per occurrence deductible. There can be no assurance that the maximum probable loss studies have accurately estimated losses that may occur.

(c)	These amounts include our loss exposure/deductible amount.

(d)	The coverage includes nuclear, chemical and biological events. The coverage does not apply to non-TRIA (Terrorism Insurance Act of 2002) events, which are terrorism events that are not committed by a foreigner or a foreign country. We maintain separate insurance with a $325 million annual aggregate limit subject to a deductible of $1 million for non-TRIA events. This separate coverage for non-TRIA events excludes nuclear, biological and chemical events.

(e)	This amount is in excess of our deductible amounts.

      Pollution: We have pollution and remediation insurance coverage for both sudden and gradual events. Limits for this exposure are $2 million per loss and $10 million aggregate per year subject to a deductible of $100,000.

EQUITY OFFICE PROPERTIES TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

      Workers Compensation, Automobile Liability and General Liability: We have per occurrence deductible amounts for workers compensation of $500,000, auto liability of $250,000 and general liability of $1,000,000.

NOTE 13 — SUBSEQUENT EVENTS

      The following transactions occurred subsequent to March 31, 2004, through April 30, 2004:

1. In April 2004, we sold a vacant land parcel in Orange, California for approximately $5.5 million.

2. In April 2004, we sold 48571 Milmont Drive located in Fremont, California to an unaffiliated party for approximately $4.7 million. 48571 Milmont Drive consisted of one industrial building of approximately 64,000 square feet.

3. In April 2004, we sold the 125 Building in Perimeter Center located in Atlanta, Georgia to an unaffiliated party for approximately $25.5 million. In connection with the sale we repaid approximately $5.5 million of the total mortgage debt encumbering the Perimeter Center office complex. The 125 Building consisted of one office building of approximately 213,112 square feet.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

      Statements contained in this Form 10-Q which are not historical fact may be forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”). We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 21E of the Exchange Act. Such statements (none of which is intended as a guarantee of performance) are subject to certain risks and uncertainties, which could cause actual results to differ materially from those projected or anticipated. A number of important factors could cause actual results to differ materially from those indicated by the forward-looking statements, including, but not limited to, the risks described in our current report on Form 8-K filed with the Securities and Exchange Commission (the “SEC”) on March 22, 2004, as the same may be supplemented from time to time. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date this Form 10-Q is filed with the SEC. Among the factors about which we have made assumptions are the following:

•	changes in general economic conditions;

•	the extent, duration and strength of any economic recovery;

•	the extent of any tenant bankruptcies and insolvencies;

•	our ability to maintain occupancy and to timely lease or re-lease space at anticipated net effective rents calculated after giving effect to any required tenant improvement and leasing costs as well as rent abatements;

•	the amount of lease termination fees, if any;

•	the cost and availability of debt and equity financing;

•	our ability to timely complete and lease current and future development projects on budget and in accordance with expectations;

•	our ability to realize anticipated cost savings and to otherwise create and realize economic benefits of scale;

•	our ability to obtain, at a reasonable cost, adequate insurance coverage for catastrophic events, such as earthquakes and terrorist acts; and

•	other risks and uncertainties detailed from time to time in our filings with the SEC.

Overview

      The following discussion and analysis is based primarily on the consolidated financial statements of Equity Office for the periods presented and should be read together with the notes thereto contained in this Form 10-Q. Terms employed herein as defined terms, but without definition, have the meanings set forth in the notes to the financial statements (See Item 1. Financial Statements).

Executive Summary

      We are the largest office REIT and publicly held owner of office properties in the nation based on market capitalization and square footage. We receive our revenue primarily from rental revenues generated by leases for our office space. The key factors that affect our business and financial results are the following:

•	the current economic environment, including its effect on white-collar job growth in markets in which we have a presence;

•	occupancy rates;

•	rental rates on new leases;

•	tenant improvement and leasing costs incurred to retain and obtain tenants;

•	the extent of any early lease terminations and any lease termination fees;

•	operating expenses; and

•	the extent of any dispositions and acquisitions.

Current Economic Environment

      In 2004, the economy seems to be recovering after several years of economic slowdown marked by slow employment growth and the highest office vacancy in the United States in over 10 years. The poor economic environment and weak office markets adversely impacted our financial results. Our overall office occupancy declined from 88.6% at December 31, 2002 to 86.1% at March 31, 2004. This was due to early lease terminations, which totaled approximately 6.2 million square feet and equated to approximately 5.1% of occupancy lost in our office portfolio. However, over the last three quarters, our occupancy has been stable at approximately 86% and we expect our average occupancy to increase approximately 1% during 2004. We estimate that for each 1% change in the average occupancy of our Office Properties there is a corresponding $30 million to $35 million change in our annualized net operating income. Market rental rates have declined since the beginning of 2003 and have significantly declined from their peak levels. Although market rental rates seem to have begun to stabilize in many of our markets over the last several quarters, the roll down of rents on our expiring leases will continue to adversely impact our rental revenues, net income and funds from operations for the foreseeable future, assuming market rental rates do not increase from their existing levels. In addition, tenant improvement and leasing costs have increased significantly as compared to historical levels due to the competitive market conditions for new and renewal leases. In 2004, we expect the cost to obtain and keep tenants, such as tenant improvements, leasing commissions, free rent and other concessions to approximate 2003 levels.

      On a macroeconomic level, we believe office markets are beginning to recover and there will only be a minimal amount of new office space that will become available in most of our core markets. We expect net absorption of 25 to 30 million square feet in our top 20 markets in 2004. We anticipate annual growth in the gross domestic product in the range of 4% to 4.5% and office job growth in our top 20 markets of approximately 2.5%, which we believe will lead to an increase in our occupancy level. Any changes in these assumptions could impact our financial results.

Capital Transactions

      During 2003, we took advantage of favorable market conditions for property sales by disposing of approximately $951.6 million in assets. In addition, we entered into joint ventures and sold a 75% to 80% interest in 13 Office Properties for approximately $596.5 million. We used the proceeds from these asset sales to repay debt, redeem preferred shares, acquire strategic assets in core markets, partially fund distributions to common shareholders and unitholders and repurchase common shares and units. As part of our capital allocation strategy of taking advantage of favorable market conditions to exit non-core markets, we expect to be net sellers of real estate again in 2004, which will further reduce our income from continuing operations and funds from operations, and may also result in gains or losses on sales of properties and potential impairment charges.

      The remaining portion of our Management’s Discussion and Analysis of Financial Condition and Results of Operations will help you understand:

•	the key transactions that we completed during the three months ended March 31, 2004;

•	our critical accounting policies and estimates;

•	our results of operations for the three months ended March 31, 2004 and 2003;

•	our liquidity and capital resources; and

•	our funds from operations.

Key Transactions in 2004

      During the three months ended March 31, 2004, we completed the following key transactions:

•	disposed of one office property which consisted of approximately 118,172 square feet for approximately $18.5 million;

•	acquired one of our joint venture partner’s 15.53% economic interest in the 1301 Avenue of the Americas office building for approximately $60.7 million and the assumption of our partner’s share of the mortgage notes of approximately $83.0 million and acquired another joint venture partner’s interest for approximately $7.5 million which closed in April 2004;

•	consolidated the financial condition and results of operations of the Sun America Center office property as of January 1, 2004 in accordance with FIN 46 and recognized a cumulative effect of a change in accounting principle loss of approximately $33.7 million (See Item 1. Financial Statements Note 9 — Cumulative Effect of a Change in Accounting Principle);

•	redeemed the 8 5/8% Series C Cumulative Redeemable Preferred Shares of Beneficial Interest for approximately $114.1 million;

•	repaid $300 million of 6.50% unsecured notes and $100 million of 6.90% unsecured notes that matured in January 2004;

•	issued $1.0 billion of unsecured notes due March 2014 with a coupon interest rate of 4.75%. In connection with this issuance, we settled $800 million of forward-starting interest rate swaps for a payment of approximately $69.1 million. Approximately $0.2 million of this payment was considered an ineffective hedge and was expensed during the quarter. The remaining $68.9 million was considered an effective hedge and will be amortized to interest expense over the 10-year term of the $1.0 billion notes. The effective rate on these notes including issuance costs and the settlement of the forward-starting interest rate swaps is 5.54%. We then entered into several fixed-to-floating interest rate swap agreements that effectively converted the interest rate on the newly issued unsecured notes from a fixed rate of 5.54% to a floating rate of LIBOR plus 43 basis points plus 79 basis points of loan costs;

•	repaid approximately $160.2 million of mortgage debt; and

•	cancelled a $1.0 billion standby 364-day line of credit.

Critical Accounting Policies and Estimates

      Refer to our 2003 Annual Report on Form 10-K for a discussion of our critical accounting policies, which include allowance for doubtful accounts, impairment of long-lived assets, depreciation and the fair value of financial instruments. There have been no material changes to these policies in 2004.

Results of Operations

Trends in Occupancy, Rental Rates, Lease Terminations and Tenant Improvements and Leasing Costs

      Below is a summary of our leasing activity for tenants taking occupancy for the periods presented for our Office Properties. Our 10 largest markets in terms of property net operating income from continuing operations in order from greatest to least are Boston, San Francisco, San Jose, New York, Seattle, Los Angeles, Chicago, Washington D.C., Atlanta and Orange County. These markets accounted for approximately 78.9% of our property net operating income from continuing operations in the first quarter of 2004.

	For the three months ended		For the year
	March 31,		ended
			December 31,
	2004	2003	2003

Office Property Data:
10 Largest Markets:
Portion of total office portfolio based on square feet at end of period	69.6%	68.2%	69.4%
Occupancy at end of period	86.0%	86.9%	86.1%
Gross square footage for tenants whose lease term commenced during the period	3,660,820	3,897,043	15,218,840
Weighted average annual rent per square foot for tenants whose lease term commenced during the period(a)(b)	$26.70	$29.95	$27.93
Gross square footage for expiring and terminated leases during the period	3,736,902	4,885,975	15,932,288
Weighted average annual rent per square foot for expiring and terminated leases during the period(a)	$29.65	$32.77	$31.12
Total Office Portfolio:
Occupancy at end of period	86.1%	87.2%	86.3%
Gross square footage for tenants whose lease term commenced during the period	5,414,412	5,886,286	22,684,488
Weighted average annual rent per square foot for tenants whose lease term commenced during the period(a)(b)	$24.50	$27.17	$25.68
Gross square footage for expiring and terminated leases during the period	5,605,011	7,089,008	23,976,592
Weighted average annual rent per square foot for expiring and terminated leases during the period(a)	$26.74	$29.38	$28.14

(a)	These weighted average rental rates are based on the average annual base rent per square foot over the term of each of the leases and the current estimated tenant reimbursements, if any.

(b)	Weighted average annual rent per square foot for new office leases for which the tenants have occupied the space during the relevant period may lag behind market because leasing decisions typically are made anywhere from one month to 12 or more months prior to taking occupancy.

      The decline in occupancy for our Office Properties since the beginning of 2003 was a result of early lease terminations. Although lease termination fees increase current period income, future rental income will most likely be reduced. Given the decline in market rents, it is unlikely we will lease the space to new tenants at the same rate which had been payable under the terminated leases. We will also often incur downtime and additional costs to relet the space. Although there is no way of predicting future lease terminations, we currently anticipate that lease termination fees will be relatively stable in 2004 as compared to 2003 and the affected square feet should be less in 2004 than 2003. The amount of lease termination fees are not necessarily proportionate to the square footage of leases being terminated.

      As indicated in the table above, due to the weak economy, there has been a general decline in market rental rates for Office Properties as reflected by the difference between the weighted average annual rent per square foot for expiring and terminated leases compared to the weighted average annual rent per square foot for tenants whose lease term commenced during the same period. This roll down in rents adversely affects our rental revenues and until market rental rates increase substantially from their current levels, we expect it to adversely affect our rental revenues in subsequent periods as we enter into new leases. We currently estimate that the average annual total rent of approximately $30.32 per square foot as of March 31, 2004 for all our Office Properties is approximately $3.50 to $4.00 per square foot above market rent and expect this trend to continue in 2004. As of March 31, 2004, approximately 62.2 million square feet of occupied space (approximately 58.7% of the total occupied square feet) is scheduled to expire through 2008. The square footage of leases scheduled to expire through 2008 and the average annual rent per square foot for these leases is presented below.

		Annualized Rent per Occupied
Year(a)	Square Feet of Expiring Leases	Square Foot(b)

2004 (remainder)	8,686,751	$26.90
2005	13,505,736	$30.40
2006	13,551,827	$29.86
2007	12,636,810	$28.70
2008	13,800,174	$27.82

Total/ Average	62,181,298	$28.88

(a)	Based on the contractual termination date of the lease without regard to any early lease termination and/or renewal options.

(b)	Annualized rent is the monthly contractual rent as of the reporting date, or if the current rent payable is $0 then the first monthly rent payment due, under existing leases as of March 31, 2004 multiplied by 12 months (“Annualized Rent”). This amount reflects total base rent and estimated expense reimbursements from tenants as of March 31, 2004 without regard to any rent abatements and contractual increases or decreases in rent subsequent to March 31, 2004. Total rent abatements for leases in place as of March 31, 2004, for the period from April 1, 2004 to March 31, 2005 are approximately $31.8 million. We believe Annualized Rent is a useful measure because this information can be used for comparison to current market rents as published by various third party sources.

      During 2003 and continuing in 2004, we experienced substantial increases in tenant improvement and leasing costs as compared to historical levels as a result of competitive market conditions for new and renewal leases. The weighted average tenant improvement and leasing cost per square foot incurred for office leases which commenced during the three months ended March 31, 2004 was approximately $17.14, a substantial increase compared to the cost of $14.21 per square foot incurred in the same period in 2003. These increases in tenant improvement and leasing costs resulted in a decrease in net effective rents (contract rents reduced by tenant improvement costs, leasing commissions and any free rent periods) for lease renewals and retenanted properties. We expect tenant improvement and leasing costs to be approximately $18 to $20 per square foot in 2004.

Period-to-Period Comparisons

Acquisition and Disposition Activity

      Below is a summary of our acquisition and disposition activity since January 1, 2003. The buildings and total square feet shown include properties we own in joint ventures with other partners that we either consolidate or account for under the equity method. The total square feet of these unconsolidated properties is included in the table. Excluding the joint venture partners’ share of the square feet of the office properties, we effectively owned 114,518,235 square feet of office space as of March 31, 2004.

	Office Properties		Industrial Properties

	Buildings	Square Feet	Buildings	Square Feet

Properties owned as of:
December 31, 2002	734	125,725,399	77	5,967,759
Acquisitions	2	829,293	—	—
Developments placed in service	5	1,218,215	—	—
Dispositions(a)	(53)	(5,182,707)	(2)	(216,900)
Properties taken out of service(b)	(4)	(450,548)	—	—
Building remeasurements	—	115,273	—	—

December 31, 2003	684	122,254,925	75	5,750,859
Consolidation of Sun America Center	1	780,063	—	—
Developments placed in service(c)	1	114,955	—	—
Dispositions	(1)	(118,172)	—	—
Building remeasurements	—	1,501	—	1,875

March 31, 2004	685	123,033,272	75	5,752,734

(a)	Excludes partial sales of real estate because the properties are still included in our portfolio.

(b)	Cambridge Science Center (f/k/a Riverview I) is now considered a development and 175 Wyman has been taken out of service and is being held for potential redevelopment.

(c)	Douglas Corporate Center II, a development at December 31, 2003, is included in the office portfolio as an operational property in the first quarter 2004.

      The financial data presented in the consolidated statements of operations show changes in revenues and expenses from period-to-period. We do not believe our period-to-period financial data are necessarily comparable because we acquire and dispose of properties on an ongoing basis. The following tables show results attributable to the Properties that were held during both periods being compared (the “Same Store Portfolio”) and the changes in our aggregate total portfolio of Properties (the “Total Portfolio”). The significant differences between our Same Store and Total Portfolios are:

•	revenues recorded and expenses incurred at the corporate level;

•	the consolidations of 1301 Avenue of the Americas and Sun America Center in the first quarter of 2004;

•	the consolidation of Key Center in the third quarter of 2003;

•	the acquisition of U.S. Bank Tower in the third quarter of 2003;

•	the acquisition of 225 West Santa Clara in the fourth quarter of 2003;

•	certain developments placed in service; and

•	the properties sold in 2003 and 2004, including the partial sale of 13 properties in December 2003 which are included in income from investments in unconsolidated joint ventures.

      Included in property operating revenues are rental revenue, tenant reimbursements, parking and other income. Included in property operating expenses are insurance, repairs and maintenance and property operating expenses.

Comparison of the three months ended March 31, 2004 to the three months ended March 31, 2003

      The table below represents selected operating information for the Total Portfolio and for the Same Store Portfolio consisting of 639 consolidated Office Properties, 75 Industrial Properties and 23 unconsolidated joint venture Properties acquired or placed in service on or prior to January 1, 2003.

	Total Portfolio				Same Store Portfolio

			Change				Change

(Dollars in thousands)	2004	2003	$	%	2004	2003	$	%

Property operating revenues	$793,153	$783,733	$9,420	1.2%	$744,964	$754,823	$(9,859)	(1.3)%
Fee income	3,060	4,936	(1,876)	(38.0)	—	—	—	—

Total revenues	796,213	788,669	7,544	1.0	744,964	754,823	(9,859)	(1.3)

Depreciation and amortization	187,824	169,079	18,745	11.1	174,100	161,047	13,053	8.1
Real estate taxes	84,443	89,533	(5,090)	(5.7)	79,303	85,126	(5,823)	(6.8)
Property operating expenses	196,595	181,163	15,432	8.5	186,776	175,611	11,165	6.4
Ground rent	5,346	4,596	750	16.3	4,595	4,456	139	3.1
General and administrative(a)	11,309	13,502	(2,193)	(16.2)	—	—	—	—

Total expenses	485,517	457,873	27,644	6.0	444,774	426,240	18,534	4.3

Operating income	310,696	330,796	(20,100)	(6.1)	300,190	328,583	(28,393)	(8.6)

Interest/ dividend income	1,321	3,227	(1,906)	(59.1)	1,072	875	197	22.5
Realized gain on sale of marketable securities	—	8,143	(8,143)	(100.0)	—	—	—
Interest expense(b)	(207,709)	(207,015)	(694)	0.3	(43,432)	(47,371)	3,939	(8.3)

Total other income/ expense	(206,388)	(195,645)	(10,743)	5.5	(42,360)	(46,496)	4,136	(8.9)

Income before income taxes, allocation to minority interests and income from investments in unconsolidated joint ventures	104,308	135,151	(30,843)	(22.8)	257,830	282,087	(24,257)	(8.6)
Income taxes	262	(996)	1,258	(126.3)	5	(178)	183	(102.8)
Minority interests	(10,523)	(19,830)	9,307	(46.9)	(2,897)	(2,545)	(352)	13.8
Income from investments in unconsolidated joint ventures	15,718	20,764	(5,046)	(24.3)	11,436	15,825	(4,389)	(27.7)

Income from continuing operations	109,765	135,089	(25,324)	(18.7)	266,374	295,189	(28,815)	(9.8)
Discontinued operations (including net gain on sales of real estate of $2,195 and $7,277, respectively)	1,971	22,089	(20,118)	(91.1)	—	—	—	—

Income before cumulative effect of a change in accounting principle	111,736	157,178	(45,442)	(28.9)	266,374	295,189	(28,815)	(9.8)
Cumulative effect of a change in accounting principle	(33,697)	—	(33,697)	—	—	—	—	—

Net income	$78,039	$157,178	$(79,139)	(50.3)%	$266,374	$295,189	$(28,815)	(9.8)%

Property net operating income from continuing operations(c)	$512,115	$513,037	$(922)	(0.2)%	$478,885	$494,086	$(15,201)	(3.1)%

Deferred rental revenue	$21,761	$11,606	$10,155	87.5%	$19,677	$10,971	$8,706	79.4%

Lease termination fees	$19,760	$13,171	$6,589	50.0%	$14,083	$12,811	$1,272	9.9%

(a)	Corporate general and administrative expense is not allocated to the Same Store Portfolio because these expenses are not directly incurred in connection with any specific Property.

(b)	Interest expense (including amortization of deferred financing costs and prepayment expenses) for the Same Store Portfolio represents interest expense on property secured mortgage debt and does not include interest expense on the unsecured notes or the line of credit.

(c)	Represents segment data. See Item 1. Financial Statements Note 11 — Segment Information.

Property Operating Revenues

      The decrease in property operating revenues in the Same Store Portfolio was primarily attributable to reduced occupancy in the Same Store Portfolio from 87.9% at December 31, 2002 to 86.0% at March 31, 2004. The decrease in occupancy was due to early lease terminations. In addition to the decline in occupancy, rental revenues declined as a result of decreased average rental rates on new leases as compared to average rental rates on expiring leases.

Depreciation and Amortization

      Total Portfolio and Same Store Portfolio depreciation and amortization expense increased from the prior period primarily as a result of capital and tenant improvements made since the beginning of the prior period and from an increase in deferred leasing costs.

Real Estate Taxes

      Real estate taxes decreased for the Total Portfolio and Same Store Portfolio primarily due to a decrease in real estate taxes in the California regions of approximately $3.0 million and the Boston region of approximately $3.6 million, partially offset by an increase in real estate taxes in the New York region of approximately $1.2 million.

Property Operating Expenses

      For the Same Store Portfolio, property operating expenses increased primarily as a result of higher utility expense of approximately $3.9 million, higher insurance expense of approximately $3.9 million because of a true up to the accrual in the prior period which reduced the prior period expense, and an increase in property operating general and administrative expenses which include legal, advertising, leasing, payroll and severance.

General and Administrative Expenses

      General and administrative expense decreased primarily as a result of approximately $3.4 million related to consulting expenses incurred in 2003 as a result of our EOPlus initiatives, partially offset by approximately $1.4 million of corporate level severance expense in 2004.

Realized Gain on Sale of Marketable Securities

      During 2002, we entered into an early lease termination agreement with a tenant that was scheduled to occupy an entire building. As part of the consideration for the lease termination, we received five million shares of common stock. These securities were sold during the first quarter of 2003 at a gain of approximately $8.1 million.

Interest Expense

      Interest expense for the Same Store Portfolio decreased primarily as a result of mortgage debt repayments.

Minority Interests

      Minority interests for the Total Portfolio decreased because of the decrease in net income during the three months ended March 31, 2004 as compared to the prior period.

Income from Investments in Unconsolidated Joint Ventures

      We acquired the remaining economic interests in 1301 Avenue of the Americas and Key Center office buildings and consolidated these properties. The consolidation caused a decrease in income from investments in unconsolidated joint ventures for the Total Portfolio. In the three months ended March 31, 2003, the net income from these properties that was included in income from investments in unconsolidated joint ventures was approximately $4.7 million compared to net income in the three months ended March 31, 2004 of $1.1 million. This decrease was partially offset by the 13 office properties that were partially sold in the fourth quarter 2003 and are now accounted for under the equity method. These properties contributed approximately $3.3 million to income from investments in unconsolidated joint ventures in the first quarter 2004.

      Income from investments in unconsolidated joint ventures for the Total and Same Store Portfolio decreased because property operating revenues declined but were partially offset by an increase in lease termination fees from $0.2 million in the first quarter 2003 to $3.0 million in the first quarter 2004. The decrease in property operating revenues was primarily attributable to reduced occupancy and lower average rental rates on new leases as compared to average rental rates on expiring leases.

Discontinued Operations

      The decrease in discontinued operations was the result of a lower net gain on the sale of properties during the three months ended March 31, 2004 as compared to the prior period, and by the loss of net income due to the sales. Discontinued operations for the three months ended March 31, 2003 included the net income of properties sold in 2003 and 2004 whereas the discontinued operations in 2004 only included the net income of properties sold during the three months ended March 31, 2004.

Cumulative Effect of a Change in Accounting Principle

      Under the provisions of FIN 46, we consolidated the financial condition and results of operations of SunAmerica Center effective January 1, 2004, and recorded a cumulative effect of a change in accounting principle resulting in a loss of approximately $33.7 million. See Item 1. Financial Statements Note 9 — Cumulative Effect of a Change in Accounting Principle.

Discontinued Operations

      See Item 1. Financial Statements Note — 4 Discontinued Operations for a summary of the results of operations of properties sold.

Liquidity and Capital Resources

Liquidity

      Our net cash provided by operating activities is primarily dependent upon the occupancy level of our properties, the rental rates on our leases, the collectibility of rent from our tenants, the level of operating and other expenses, and other factors. Our net cash provided by operating activities, including our share of net cash provided by operating activities from unconsolidated joint ventures, has been our primary source of liquidity to fund debt service, capital improvements, tenant improvements and leasing costs for operating properties as well as distributions to our shareholders and unitholders. We expect that our line of credit will adequately provide for any additional amounts which may be needed to fund working capital and unanticipated cash needs as well as acquisitions and development costs.

      A material adverse change in our net cash provided by operating activities may affect our ability to fund these items and may affect the financial performance covenants under our line of credit and unsecured notes. If we fail to meet our financial performance covenants and are unable to reach a satisfactory resolution with our lenders, the maturity dates for our unsecured notes could be accelerated, and our line of credit could become unavailable to us or the interest charged on the line of credit could increase. The interest charged on the line of credit could also increase if our debt ratings adversely change. Any of these circumstances could adversely affect our ability to fund working capital and unanticipated cash needs, acquisitions and development costs.

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

Net Free Cash Flow

      Lower occupancy levels, reduced rental rates, and reduced revenues as a result of asset sales have had the effect of reducing our net cash provided by operating activities. In addition, our tenant improvement and leasing costs have increased significantly as compared to historical levels due to competitive market conditions for new and renewal leases. During the three months ended March 31, 2004 and the year ended December 31, 2003, our net free cash flow was insufficient to pay capital improvements, tenant improvements and leasing costs and distributions to our shareholders and unitholders by approximately $30.0 million and $179.1 million, respectively. We funded this net free cash flow deficit primarily with a combination of borrowings under our line of credit and proceeds from property dispositions.

      We define net free cash flow as (a) net cash provided by operating activities determined in accordance with GAAP plus funds from operations (“FFO”) from our joint venture activities and minority interests (which we view as an integral part of our business) plus changes in non-cash items and assets and liabilities, such as rents receivable and accounts payable, which are expected to be settled in cash but are not reflected in net cash provided by operating activities determined in accordance with GAAP due to timing differences between the accrual of the receivable or payable and the cash settlement of such items, less (b) expenditures for capital improvements, tenant improvements and leasing costs and distributions to our shareholders and unitholders. Net free cash flow is a non-GAAP financial measure and is reconciled to net cash provided by operating activities, the most directly comparable GAAP measure, for the periods presented below. Our calculation of net free cash flow is not necessarily comparable to similar measures that may be presented by other companies.

	For the three	For the year
	months ended	ended
	March 31,	December 31,
(Dollars in thousands)	2004	2003

Net cash provided by operating activities	$221,716	$1,132,303
Plus: Net joint venture and minority interest FFO excluding non-cash items (deferred rent, loan amortization and non-real estate depreciation)	23,152	112,800
Plus: Total changes in assets and liabilities in net cash provided by operating activities, net of provision for doubtful accounts and deferred rent and net distributions from unconsolidated joint ventures	54,732	31,249
Plus: Other timing differences and changes in non-cash items	1,934	11,665
Less: Distributions to common shareholders and unitholders, including amount accrued at March 31, 2004	(225,994)	(901,259)
Less: Capital improvements, tenant improvements and leasing costs (for leases which commenced during the period) and other costs including our share of joint venture capital improvements, tenant improvements and leasing costs	(96,873)	(512,036)
Less: Preferred distributions (excluding deferred issuance costs of $4,126 and $0, respectively)	(8,620)	(53,841)

Net Free Cash Flow Shortfall	$(29,953)	$(179,119)

      If our net cash from operating activities and tenant improvements and leasing costs continue at these levels, and if our Board of Trustees continues to declare distributions on our common shares at current levels, we expect that our net free cash flow shortfall will continue in subsequent periods and that we will fund this shortfall in a similar manner. We currently anticipate that the shortfall for 2004 will be similar to 2003. We believe the shortfall in 2005 should be lower than in 2004 and we believe we can cover the current dividend level, should the Board of Trustees choose to retain such level, starting in 2006. This is predicated on the underlying assumption that the economic recovery remains fairly robust and employment growth continues at moderate levels. We also assume that we will achieve some occupancy growth in 2004 and 2005. In addition, we have $0.9 billion of debt maturing through December 31, 2004. Because our anticipated distributions will not allow us to retain sufficient cash to repay all of our debt as it comes due using only cash from operating activities, we will be required to repay most of our maturing debt with proceeds from asset sales and debt offerings. Although there can be no assurance that such funding at acceptable terms will be available to us, we believe that net cash provided by operating activities, draws under our line of credit, proceeds from other financing sources that we expect to be available to us and proceeds from anticipated asset sales will together provide sufficient liquidity to meet our cash needs during this period.

Distributions

      In the first quarter 2004, the Board of Trustees declared distributions on preferred shares as reflected below:

	Distribution	Annualized	Distributions incurred for the
	Declared for	Distribution	three months ended
Security	Current Quarter	Per Share	March 31, 2004

			(Dollars in thousands)
Series B Preferred Shares	$0.65625	$2.625	$3,931
Series C Preferred Shares(a)	$0.12578125	—	$4,700
Series G Preferred Shares	$0.484375	$1.9375	$4,117

(a)	The Series C Preferred Shares were redeemed in January 2004. The $4.7 million of distributions for the current quarter includes approximately $4.1 million of deferred issuance costs that were recognized upon the redemption of the shares.

      The Board of Trustees also declared distributions on the common shares for the first quarter of 2004, at the rate of $.50 per common share.

Contractual Obligations

      As of March 31, 2004, we were subject to certain material contractual payment obligations as described in the table below. We were not subject to any material capital lease obligations or unconditional purchase obligations as of March 31, 2004.

	Payments Due by Period

		Remainder
(Dollars in thousands)	Total	of 2004	2005	2006	2007	2008	Thereafter

Contractual Obligations:
Long-term debt:
Mortgage debt(a)	$2,894,743	$265,510	$1,099,569	$292,249	$239,763	$134,984	$862,668
Unsecured notes(b)	9,416,500	480,000	675,000	650,000	976,500	775,000	5,860,000
Line of Credit	5,800	—	—	5,800	—	—	—
Series B Preferred Shares	299,500	—	—	—	—	299,500	—
Share of mortgage debt of unconsolidated joint ventures	344,989	112,100	19,270	52,283	2,622	16,989	141,725
Operating leases	1,256,415	12,437	16,649	16,748	16,646	16,660	1,177,275
Share of ground leases of unconsolidated joint ventures	128,262	912	1,216	1,258	1,294	1,294	122,288
Construction contracts on developments	4,463	4,463	—	—	—	—	—

Total Contractual Obligations	$14,350,672	$875,422	$1,811,704	$1,018,338	$1,236,825	$1,244,427	$8,163,956

Weighted Average Interest Rates on Maturing Debt:
Long-term debt:
Mortgage debt	7.64%	7.00%	7.67%	7.21%	7.87%	7.48%	7.86%
Unsecured notes	6.55%	5.76%	5.67%	7.52%	7.52%	7.27%	6.35%
Line of credit	1.93%	—	—	1.93%	—	—	—
Share of mortgage debt of unconsolidated joint ventures	4.64%	2.21%	1.97%	7.66%	—	6.92%	5.43%

Total Weighted Average Interest Rates	6.74%	5.64%	6.86%	7.40%	7.59%	7.29%	6.53%

(a)	Balance excludes a net unamortized discount of $13.6 million.

(b)	Balance excludes a net unamortized discount of $11.8 million.

Forward-Starting and Fixed-to-Floating Interest Rate Swaps

      See Item 1. Financial Statements Note — 12 Commitments and Contingencies for information on our forward-starting and fixed-to-floating interest rate swaps.

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

Debt Financing

Consolidated Debt

      The table below summarizes our consolidated mortgage debt, unsecured notes and line of credit indebtedness at March 31, 2004 and December 31, 2003.

	March 31,	December 31,
(Dollars in thousands)	2004	2003

Balance
Fixed rate	$11,142,931	$11,108,801
Variable rate(a)	1,148,764	370,000

Total	$12,291,695	$11,478,801

Percent of total debt
Fixed rate	90.7%	96.8%
Variable rate(a)	9.3%	3.2%

Total	100.0%	100.0%

Effective interest rate at end of period
Fixed rate	7.23%	7.11%
Variable rate(a)	2.63%	1.93%

Effective interest rate	6.80%	6.94%

(a)	The variable rate debt as of March 31, 2004 includes $1.0 billion of fixed rate unsecured notes that were converted to a variable rate based on LIBOR plus 122 basis points through several interest rate swap agreements. The interest rates for the remaining variable rate debt are based on various spreads over LIBOR.

      The increase in total consolidated debt of approximately $812.9 million from December 31, 2003 to March 31, 2004 was primarily due to the following transactions:

	(Dollars in thousands)

Consolidation of Sun America Center	$203,225
Consolidation of 1301 Avenue of the Americas	534,255
Mortgage debt repayments	(172,289)
Issuance of unsecured notes	1,000,000
Repayment of unsecured notes	(400,000)
Net activity on the line of credit	(328,200	)(b)
Increase in net discount on mortgage debt and unsecured notes	(24,097)

	$812,894

(b)	The amounts repaid on the line of credit primarily represented a borrowing in the fourth quarter 2003 in order to repay the $400 million of notes that matured in November 2003.

Unconsolidated Debt

      Our share of unconsolidated debt was approximately $345.0 million and $797.3 million at March 31, 2004 and December 31, 2003, respectively. The decrease of approximately $452.3 million was due to the consolidation of 1301 Avenue of the Americas of which our share of the mortgage debt was approximately $451.3 million and there was approximately $1.0 million of principal amortization.

Mortgage Debt

      As of March 31, 2004, total mortgage debt (excluding our share of the mortgage debt encumbering unconsolidated properties of approximately $345.0 million) consisted of approximately $2,738.2 million of fixed rate debt with a weighted average interest rate of approximately 7.81% and $143.0 million of variable rate debt based on various spreads over LIBOR (the average effective rate on variable rate debt was 4.40% as of March 31, 2004 which includes the spread over LIBOR). See “Liquidity and Capital Resources — Contractual Obligations” for annual payment obligations under our mortgage debt.

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

Line of Credit

      We have a $1.0 billion revolving credit facility that was obtained in May 2003 and matures in May 2006. As of May 3, 2004 and March 31, 2004, $396.0 million and $5.8 million was outstanding under this facility, respectively. The line of credit bears interest at LIBOR plus 60 basis points and has an annual facility fee of 20 basis points payable quarterly. In addition, a competitive bid option, whereby the lenders participating in the credit facility may bid on the interest to be charged resulting in an interest rate lower than LIBOR plus 60 basis points, is available for up to $350 million of the borrowings under the credit facility. The effective rate on the line of credit at March 31, 2004 was approximately 1.93%.

364-Day Line of Credit

      We canceled this facility in March 2004.

Unsecured Notes

      Unsecured notes increased to approximately $9,404.7 million at March 31, 2004 compared to approximately $8,828.9 million at December 31, 2003, as a result of the issuance in March 2004 of $1.0 billion 4.75% unsecured notes due March 15, 2014, partially offset by the repayment of $300 million 6.50% unsecured notes and $100 million 6.90% unsecured notes in January 2004.

      The table below summarizes the unsecured notes outstanding as of March 31, 2004:

	Coupon	Effective	Principal		Maturity
Original Term	Rate	Rate(a)	Balance		Date

	(Dollars in thousands)
Fixed interest rate:
5 Years	6.80%	6.10%	200,000	(b)	05/01/04
6 Years	6.50%	5.31%	250,000	(b)	06/15/04
7 Years	7.24%	7.26%	30,000	(b)	09/01/04
8 Years	6.88%	6.40%	125,000		02/01/05
7 Years	6.63%	4.99%	400,000		02/15/05
7 Years	8.00%	6.49%	100,000		07/19/05
8 Years	7.36%	7.69%	50,000		09/01/05
6 Years	8.38%	7.65%	500,000		03/15/06
9 Years	7.44%	7.74%	50,000		09/01/06
10 Years	7.13%	6.74%	100,000		12/01/06
9 Years	7.00%	6.80%	1,500		02/02/07
9 Years	6.88%	6.83%	25,000		04/30/07
9 Years	6.76%	6.76%	300,000		06/15/07
10 Years	7.41%	7.70%	50,000		09/01/07
7 Years	7.75%	7.91%	600,000		11/15/07
10 Years	6.75%	6.97%	150,000		01/15/08
10 Years	6.75%	7.01%	300,000		02/15/08
8 Years(c)	7.25%	7.64%	325,000		11/15/08
10 Years	6.80%	6.94%	500,000		01/15/09
10 Years	7.25%	7.14%	200,000		05/01/09
11 Years	7.13%	6.97%	150,000		07/01/09
10 Years	8.10%	8.22%	360,000		08/01/10
10 Years	7.65%	7.20%	200,000		12/15/10
10 Years	7.00%	6.83%	1,100,000		07/15/11
10 Years	6.75%	7.02%	500,000		02/15/12
10 Years	5.88%	5.98%	500,000		01/15/13
20 Years	7.88%	8.08%	25,000		12/01/16
20 Years	7.35%	8.08%	200,000		12/01/17
20 Years	7.25%	7.54%	250,000		02/15/18
30 Years	7.50%	8.24%	150,000		10/01/27
30 Years	7.25%	7.31%	225,000		06/15/28
30 Years	7.50%	7.55%	200,000		04/19/29
30 Years	7.88%	7.94%	300,000		07/15/31

Weighted Average/ Subtotal	7.16%	7.04%	8,416,500
Variable-interest rate(d):
10 Years	4.75%	2.38%	1,000,000		3/15/14

Weighted Average/ Subtotal	6.90%	6.55%	9,416,500

Net discount			(11,783)

Total			$9,404,717

(a)	Includes the effect of settled interest rate protection and interest rate swap agreements, offering and transaction costs and premiums and discounts on certain unsecured notes.

(b)	Through 2004, $480 million of unsecured notes will mature and become payable. Our options for repaying the remaining notes include proceeds from our lines of credit, proceeds from additional debt and/or equity offerings or proceeds from property dispositions.

(c)	The notes are exchangeable into Common Shares at an exchange rate of $34.00 per share. If the closing price of a Common Share at the time a holder exercises its exchange right is less than the exchange price of $34.00, the holder will receive, in lieu of Common Shares, cash in an amount equal to 97% of the product of the number of Common Shares into which the principal amount of notes subject to such exercise would otherwise be exchangeable and the current market price per Common Share.

(d)	As of March 31, 2004, $1.0 billion of unsecured notes were converted to a variable interest rate based on LIBOR plus 122 basis points through several interest rate swap agreements.

      As of April 30, 2004, $600 million was available for issuance under a previously filed $4.0 billion shelf registration statement.

Restrictions and Covenants under Unsecured Indebtedness

      Agreements or instruments relating to our lines of credit and unsecured notes contain certain financial restrictions and requirements regarding total debt-to-assets ratios, debt service coverage ratios, minimum ratio of unencumbered assets to unsecured debt and other limitations. As of March 31, 2004, we were in compliance with each of these financial restrictions and requirements. If we fail to comply with any of these restrictions and requirements, then the indebtedness could become due and payable before its stated due date.

      Set forth below are the financial restrictions and requirements to which we are subject under our unsecured note indentures and our performance under each covenant as of March 31, 2004:

Actual
Covenants (a) (in each case as defined in the respective indenture)	Performance

Debt to Adjusted Total Assets may not be greater than 60%	47%
Secured Debt to Adjusted Total Assets may not be greater than 40%	12%
Consolidated Income Available for Debt Service to Annual Debt Service charge may not be less than 1.50:1	2.35
Total Unencumbered Assets to Unsecured Debt may not be less than 150%(b)	214%

(a)	The calculations of our actual performance under each covenant are included as Appendix A to this Form 10-Q.

(b)	The unsecured notes assumed in the merger with Spieker Partnership are subject to a minimum ratio of 165%.

Equity Securities

      The following table presents the changes in our issued and outstanding Common Shares and EOP Partnership’s Units (exclusive of Units owned by us) since December 31, 2003:

	Common Shares	Units	Total

Outstanding at December 31, 2003	400,460,388	49,032,230	449,492,618
Share options exercised	1,647,244	—	1,647,244
Common Shares repurchased/retired(a)	(38,664)	—	(38,664)
Units redeemed for Common Shares	236,553	(236,553)	—
Units redeemed for cash	—	(31,550)	(31,550)
Restricted shares and share awards issued, net of cancellations	1,040,923	—	1,040,923

Outstanding at March 31, 2004	403,346,444	48,764,127	452,110,571

(a)	During the first quarter 2004, Common Shares were repurchased at an average price of $29.71 for approximately $1.1 million in the aggregate. An additional 88,585 common shares were repurchased, but were not yet retired as of March 31, 2004, at an average price of $29.65 per share for approximately $2.6 million in the aggregate. In April 2004, 925,834 common shares were repurchased at an average price of $26.18 per share for approximately $24.2 million in the aggregate.

Cash Flows

      The following summary discussion of our cash flows is based on the consolidated statements of cash flows in Item 1. — Financial Statements and is not meant to be an all-inclusive discussion of the changes in our cash flows for the periods presented below.

Three Months Ended March 31, 2004 and 2003

      Cash and cash equivalents decreased by approximately $14.4 million to $55.0 million at March 31, 2004, compared to $69.4 million at December 31, 2003. This decrease was the net result of approximately $221.7 million provided by operating activities, approximately $165.6 million used for investing activities (consisting primarily of approximately $62.8 million used for a property acquisition and approximately $153.0 million used for capital and tenant improvements, lease commissions and other costs) and approximately $70.6 million used for financing activities.

Additional Items for 2004

Developments in Process

      Developments in process decreased by approximately $10.9 million to $64.4 million at March 31, 2004 compared to $75.2 million at December 31, 2003. This decrease was a result of one development placed in service (Douglas Corporate Center II of which total costs incurred at December 31, 2003 were approximately $13.6 million), partially offset by additional costs of $2.7 million spent on current developments.

Deferred Rent Receivable

      Deferred rent receivable increased by approximately $47.6 million to $426.9 million at March 31, 2004, compared to $379.3 million at December 31, 2003. This increase was a result of a $21.8 million increase in receivables recorded from tenants for the current difference between the straight-line rent and the rent that is contractually due from tenants, a $5.6 million increase related to the consolidation of Sun America Center and a $15.6 million increase related to the consolidation of the 1301 Avenue of the Americas office building after we acquired the remaining economic interest in the joint venture.

Investments in Unconsolidated Joint Ventures

      Investments in unconsolidated joint ventures decreased by approximately $154.6 million to $972.7 million at March 31, 2004, compared to $1,127.2 million at December 31, 2003. This decrease was primarily a result of a $157.7 million investment at December 31, 2003 in the 1301 Avenue of the Americas office building, which was consolidated in February 2004 after we acquired the remaining economic interest in the joint venture.

Prepaid Expenses and Other Assets

      Prepaid expenses and other assets decreased by approximately $127.6 million to $217.4 million at March 31, 2004 compared to $344.9 million at December 31, 2003. This decrease was primarily a result of an $82.2 million note receivable related to the Sun America Center whose financial condition and results of operations were consolidated in 2004, a $21.5 million decrease in prepaid real estate taxes and a $9.7 million decrease in the market value of forward-starting interest rate swaps.

Accounts Payable and Accrued Expenses

      Accounts payable and accrued expenses decreased by approximately $139.6 million to $433.5 million at March 31, 2004 compared to $573.1 million at December 31, 2003. This decrease was primarily a result of a $19.0 million decrease in accrued real estate taxes, a $38.2 million decrease in accrued interest expense and a $39.2 million decrease in accrued non-operating expenses mainly consisting of accrued tenant improvements and leasing costs.

Distribution Payable

      Distribution payable increased by approximately $225.2 million to approximately $229.1 million at March 31, 2004 compared to $3.9 million at December 31, 2003. This increase was a result of the common share distribution declaration for the first quarter of 2004, which was paid in April 2004. The fourth quarter 2003 distribution was declared and paid in the fourth quarter of 2003 and therefore, it was not accrued for at December 31, 2003.

Market Risk

      Since December 31, 2003 there were no material changes in the information regarding market risk that was provided in the Form 10-K for the year ended December 31, 2003, except as noted below:

Interest Rate Risk — Derivatives

Forward-Starting and Fixed-to-Floating Interest Rate Swaps

      In March 2004, in conjunction with a $1.0 billion debt offering, we settled $800 million of forward-starting interest rate swaps that were outstanding as of December 31, 2003 and entered into $1.0 billion of fixed-to-floating interest rate swap agreements. See Item 1. Financial Statements Note 12 — Commitments and Contingencies for information on our forward-starting and fixed-to-floating interest rate swaps outstanding as of March 31, 2004.

Capital Improvements, Tenant Improvements and Leasing Costs

Capital Improvements

      Significant renovations and improvements, which improve or extend the useful life of our Properties are capitalized. We categorize these capital expenditures as follows:

•	Capital Improvements — improvements that enhance the value of the property such as lobby renovations, roof replacement, significant renovations for Americans with Disabilities Act compliance, chiller replacement and elevator upgrades.

•	Development and Redevelopment Costs — include costs associated with the development or redevelopment of a property including tenant improvements, leasing commissions, capitalized interest and operating costs incurred during completion of the property and incurred while the property is made ready for its intended use.

      The table below details the costs incurred for each type of improvement.

	For the three months ended March 31,

	2004		2003

		Unconsolidated		Unconsolidated
	Consolidated	Properties	Consolidated	Properties
(Dollars in thousands)	Properties	(our share)	Properties	(our share)

Capital Improvements:
Capital improvements	$5,272	$589	$5,040	$275
Development costs(a)	19,945	150	23,597	4,546
Redevelopment costs	357	—	3,671	—

Total capital improvements	$25,574	$739	$32,308	$4,821

(a)	Includes amounts incurred for properties currently under development and first-time lease up costs of properties previously classified as development properties.

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

	For the three months ended March 31,

	2004		2003

		Total Cost		Total Cost
		per Square		per Square
(Dollars in thousands except per square foot amounts)	Total Costs	Foot Leased	Total Costs	Foot Leased

Consolidated Properties:
Office Properties:
Renewals	$16,951	$8.95	$23,818	$8.94
Retenanted	55,778	21.85	43,258	17.46

Total/Weighted Average	$72,729	$16.36	$67,076	$13.05

Industrial Properties:
Renewals	$1,231	$2.24	$145	$0.99
Retenanted	958	4.72	232	1.99

Total/Weighted Average	$2,189	$2.91	$377	$1.43

Unconsolidated Joint Ventures (a):
Renewals	$7,219	$24.17	$8,193	$36.99
Retenanted	3,596	27.79	2,157	25.46

Total/Weighted Average	$10,815	$25.26	$10,350	$33.80

Total Properties (renewals and retenanted combined):
Office (consolidated and unconsolidated)	$83,544	$17.14	$77,426	$14.21
Industrial	2,189	2.91	377	1.43

Total/Weighted Average	$85,733	$15.24	$77,803	$13.63

(a)	Represents our share of unconsolidated joint venture tenant improvement and leasing costs for office properties.

      Since the middle of 2003, we have seen evidence suggesting that rents may have begun to stabilize. Tenant improvements and leasing costs, however, have increased significantly as compared to historical levels due to competitive market conditions for new and renewal leases. These increases in tenant improvement and leasing costs resulted in a decrease in net effective rents (contract rents reduced by tenant improvement costs, leasing commissions and any free rent periods) for lease renewals and retenanted properties.

      The above information includes capital improvements, tenant improvements and leasing costs incurred for leases which commenced during the period shown. The amounts included in the consolidated statement of cash flows represent the cash expenditures made during the period. The differences between these amounts represent timing differences between the lease commencement dates and the actual cash expenditures. In addition, the figures below include expenditures for corporate furniture, fixtures and equipment, software, leasehold improvements and other. The reconciliation between the amounts above for the consolidated properties and the amounts disclosed in the consolidated statements of cash flows is as follows:

	For the three months
	ended March 31,

(Dollars in thousands)	2004	2003

Total capital improvements	$25,574	$32,308
Tenant improvements and leasing costs:
Office Properties	72,729	67,076
Industrial Properties	2,189	377
Expenditures for corporate furniture, fixtures and equipment, software, leasehold improvements and other	5,279	1,856
Timing differences	47,261	16,551

Total capital improvements, tenant improvements and leasing costs	$153,032	$118,168

Capital and tenant improvements from the consolidated statement of cash flows	$121,208	$78,948
Lease commissions and other costs from the consolidated statement of cash flows	31,824	39,220

Total capital improvements, tenant improvements and leasing costs from the consolidated statement of cash flows	$153,032	$118,168

Developments

      We own directly several properties in various stages of development or pre-development. These developments are funded by working capital and our line of credit. Specifically identifiable direct acquisition, development and construction costs are capitalized, including, where applicable, salaries and related costs, real estate taxes and interest incurred in developing the property. The properties under development and all figures stated below are as of March 31, 2004.

	Estimated		Number		Costs	Total	Current
	Placed in		of	Square	Incurred	Estimated	Percentage
(Dollars in thousands)	Service Date(a)	Location	Buildings	Feet	to Date	Costs(b)	Leased

Wholly-Owned
Kruse Woods V	4Q/2003	Lake Oswego, OR	1	184,000	$28,541	$33,900	60%
Cambridge Science Center	2Q/2004	Cambridge, MA	1	131,000	35,836	52,400	19%

			2	315,000	$64,377	$86,300	43%

(a)	The Estimated Placed in Service Date represents the date the certificate of occupancy was or is currently anticipated to be obtained. Subsequent to obtaining the certificate of occupancy, the property is expected to undergo a lease-up period.

(b)	The Total Estimated Costs represent 100% of the development’s estimated costs, including the acquisition cost of the land and building, if any. The Total Estimated Costs are subject to change upon, or prior to, the completion of the development and include amounts required to lease the property.

      In addition to the developments described above, we own or have under option various land parcels available for development. These sites represent possible future development of up to approximately 12 million square feet of office space. These developments will be impacted by the timing and likelihood of success of the entitlement processes, both of which are uncertain. These various sites include, among others: Russia Wharf, Boston, MA; Reston Town Center, Reston, VA; Prominence in Buckhead, Atlanta, GA; Perimeter Center, Atlanta, GA; Tabor Center, Denver, CO; Bridge Pointe Corporate Centre, San Diego, CA; La Jolla Centre, San Diego, CA; Orange Center, Orange, CA; Water’s Edge, Los Angeles, CA; Skyport Plaza, San Jose, CA; Foundry Square, San Francisco, CA; San Rafael Corporate Center, San Rafael, CA; Station Landing, Walnut Creek, CA; Parkshore Plaza, Folsom, CA; City Center Bellevue, Bellevue, WA; and 8th Street, Bellevue, WA.

      Douglas Corporate Center II, a development at December 31, 2003, is included in the office portfolio as an operational property during the first quarter 2004.

      There are no unconsolidated joint venture properties under development as of March 31, 2004.

Subsequent Events

      See Note 13 — Subsequent Events for transactions that occurred subsequent to March 31, 2004 through April 30, 2004.

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

Funds From Operations (“FFO”)

      FFO is a non-GAAP financial measure. We believe FFO, as defined by the Board of Governors of the National Association of Real Estate Investment Trusts (“NAREIT”), to be an appropriate measure of performance for an equity REIT, for the reasons, and subject to the qualifications, specified below. The following table reflects the reconciliation of FFO to net income, the most directly comparable GAAP measure, for the periods presented:

	For the three months ended March 31,

	2004		2003

		Per Weighted		Per Weighted
	Dollars	Average Share(b)	Dollars	Average Share(b)

	(Dollars in thousands, except per share amounts)
Reconciliation of net income to FFO(a):
Net income	$78,039	$0.20	$157,178	$0.38
Real estate related depreciation and amortization and net gain on sales of real estate, including our share of unconsolidated joint ventures and adjusted for minority interests’ share in partially owned properties	191,566	0.48	175,854	0.43
Cumulative effect of a change in accounting principle	33,697	0.08	—	—
Minority interests in EOP Partnership share of add back for real estate related depreciation and amortization, net gain on sales of real estate and cumulative effect of a change in accounting principle	(24,450)	(0.06)	(19,145)	(0.05)

FFO	278,852	0.70	313,887	0.77
Preferred distributions	(12,748)	(0.03)	(15,461)	(0.04)

FFO available to common shareholders — basic	$266,104	$0.67	$298,426	$0.73

	For the Three Months Ended March 31,

	2004		2003

	Net Income	FFO	Net Income	FFO

	(Dollars in thousands, except per share amounts)
Adjustments to arrive at FFO available to common shareholders plus assumed conversions:
Net income and FFO	$78,039	$278,852	$157,178	$313,887
Preferred distributions	(12,748)	(12,748)	(15,461)	(15,461)

Net income and FFO available to common shareholders	65,291	266,104	141,717	298,426
Net income allocated to minority interests in EOP Partnership	7,949	7,949	17,314	17,314
Minority interests in EOP Partnership share of add back for real estate related depreciation and amortization, net gain on sales of real estate and cumulative effect of a change in accounting principle	—	24,450	—	19,145
Preferred distributions on Series B preferred shares, of which is assumed to be converted into Common Shares	—	3,931	—	3,931

Net income and FFO available to common shareholders plus assumed conversions	$73,240	$302,434	$159,031	$338,816

Weighted average Common Shares, dilutive potential common shares plus assumed conversions outstanding	451,142,921	459,532,275	459,301,852	467,691,206

Net income and FFO available to common shareholders plus assumed conversions per share	$0.16	$0.66	$0.35	$0.72

	Common Shares and Common Share Equivalents

Weighted average Common Shares outstanding (used for both net income and FFO basic calculation)	399,757,911	408,283,546
Redemption of Units for Common Shares	48,894,154	50,053,934
Impact of share options and restricted shares which are dilutive to both net income and FFO	2,490,856	964,372

Weighted average Common Shares and dilutive potential common shares used for net income available to common shareholders	451,142,921	459,301,852
Impact of conversion of Series B preferred shares, which are dilutive to FFO, but not net income	8,389,354	8,389,354

Weighted average Common Shares, dilutive potential common shares plus assumed conversions used for the calculation of FFO available to common shareholders plus assumed conversions	459,532,275	467,691,206

(a)	FFO is a non-GAAP financial measure. The most directly comparable GAAP measure is net income, to which it is reconciled. See definition below.

(b)	FFO per share may not total the sum of the per share components in the reconciliation due to rounding.

FFO Definition:

      FFO is defined as net income, computed in accordance with accounting principles generally accepted in the United States (“GAAP”), excluding gains or losses from sales of properties, plus real estate related depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. Adjustments for unconsolidated partnerships and joint ventures are calculated to reflect funds from operations on the same basis. We believe that FFO is helpful to investors as one of several measures of the performance of an equity REIT. We further believe that by excluding the effect of depreciation, amortization and gains or losses from sales of real estate, all of which are based on historical costs and which may be of limited relevance in evaluating current performance, FFO can facilitate comparisons of operating performance between periods and between other equity REITs. Investors should review FFO, along with GAAP net income when trying to understand an equity REIT’s operating performance. We compute FFO in accordance with standards established by NAREIT, which may not be comparable to FFO reported by other REITs that do not define the term in accordance with the current NAREIT definition or that interpret the current NAREIT definition differently than we do. FFO does not represent cash generated from operating activities in accordance with GAAP, nor does it represent cash available to pay distributions and should not be considered as an alternative to net income, determined in accordance with GAAP, as an indication of our financial performance, or to cash flow from operating activities, determined in accordance with GAAP, as a measure of our liquidity, nor is it indicative of funds available to fund our cash needs, including our ability to make cash distributions.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

      Quantitative and qualitative disclosures about market risk are incorporated herein by reference from “Item 2. — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Market Risk.”

Item 4.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

      Our principal executive officer, Richard D. Kincaid, and our principal financial officer, Marsha C. Williams, evaluated as of March 31, 2004 the effectiveness of the design and operation of our disclosure controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. As a result of this evaluation, these executive officers have concluded that, as of such date, the design and operation of our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

      There were no changes in our internal control over financial reporting identified in connection with the evaluation referred to above that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings.

      Legal proceedings are incorporated herein by reference from “Item 1. — Financial Statements — Note 12 — Commitments and Contingencies.”

Item 2.	Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities.

      The following table summarizes our repurchase program during the first quarter 2004:

			Total Number
			of Shares
			Purchased as	Dollar Value of
	Total Number	Average	Part of Publicly	Shares that May
	of Shares	Price Paid	Announced	Yet be Purchased
Period	Purchased	per Share	Program(a)	Under the Program

January	—	$—	—	$39,631,294
February	—	—	—	39,631,294
March(b)	152,374	29.65	127,249	35,856,267

First quarter 2004	152,374	$29.65	127,249	$35,856,267

(a)	On March 31, 2003, we announced the repurchase of up to an additional $200 million of our common shares over the next 12 months beyond the $400 million authorized under our previously announced repurchase program. On April 13, 2004, we announced an extension of the repurchase program through July 31, 2004.

(b)	Of the common shares repurchased during March 2004, 38,664 were retired in march 2004 and 88,585 were retired in the second quarter 2004. The remaining 25,125 shares repurchased during March 2004 represent a shares repurchased in the open market to fund shares purchased under our Employee Share Purchase Plan and fees paid to each of our non-employee trustees, except Mr. Zell, which are generally paid in common shares. These shares have not been retired.

Item 6.	Exhibits and Reports on Form 8-K.

      (a) Exhibits:

      The exhibits required by this item are set forth on the Exhibit Index attached hereto.

      (b) Reports on Form 8-K

      The following reports on Form 8-K were filed during the quarterly period ended March 31, 2004:

Date of Event	Items Reported/Financial Statements Filed

February 5, 2004	Item 12.	Results of Operations and Financial Condition
March 22, 2004	Item 5.	Other Events
	Item 7.	Financial Statements and Exhibits
March 26, 2004	Item 5.	Other Events
	Item 7.	Financial Statements and Exhibits

APPENDIX A

FINANCIAL COVENANT CALCULATIONS AS OF MARCH 31, 2004

UNDER CERTAIN INDENTURE AGREEMENTS

EOP OPERATING LIMITED PARTNERSHIP

UNSECURED NOTES FINANCIAL COVENANT COMPLIANCE AS OF MARCH 31, 2004
(Dollars in thousands)

      Compliance with these financial covenants requires EOP Partnership to apply specialized terms, the definitions of which are set forth in the related unsecured note indentures, and to calculate ratios in the manner prescribed in the indentures.

      This section presents such ratios as of March 31, 2004 to show that EOP Partnership was in compliance with the applicable financial covenants contained in the unsecured note indentures, copies of which have been filed as exhibits to the EOP Partnership’s periodic reports filed with the SEC. Management is not presenting these ratios and the related calculations for any other purpose or for any other period, and is not intending for these measures to otherwise provide information about EOP Partnership’s financial condition or results of operations. Investors should not rely on these measures other than for the purpose of testing EOP Partnership’s compliance with the financial covenants contained in the unsecured note indentures as of March 31, 2004.

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

Mortgage debt (excluding a net discount of $(13,565))	$2,894,743
Unsecured notes (excluding a net discount of $(11,783))	9,416,500
Line of credit	5,800
EOP Partnership’s share of unconsolidated non-recourse mortgage debt	344,989

Debt	$12,662,032

Investments in real estate	$25,160,623
Developments in process	64,377
Land available for development	251,151
Cash and cash equivalents	54,984
Escrow deposits and restricted cash	60,281
Investments in unconsolidated joint ventures	972,675
Prepaid expenses and other assets (net of discount of $3,181)	217,355
Change in cash subsequent to March 31, 2004 as a result of property dispositions	6,987

Adjusted Total Assets	$26,788,433

Ratio	47%

Maximum Ratio	60%

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

Mortgage debt (excluding a net discount of $(13,565))	$2,894,743
EOP Partnership’s share of unconsolidated non-recourse mortgage debt	344,989

Secured Debt	$3,239,732

Adjusted Total Assets	$26,788,433

Ratio	12%

Maximum Ratio	40%

Consolidated Income Available for Debt Service to Annual Debt Service Charge

      EOP Partnership may not, and may not permit any Subsidiary to, incur any Debt, other than intercompany Debt (provided that, in the case of Debt owed to Subsidiaries, such Debt is subordinate in right of payment to the debt securities), if the ratio of Consolidated Income Available for Debt Service to Annual Debt Service Charge (in each case as defined below) for the period consisting of the four consecutive fiscal quarters most recently ended prior to the date on which the additional Debt is to be incurred shall have been less than 1.5 to 1 on a pro forma basis after giving effect to the incurrence of such Debt and to the application of the proceeds therefrom, and calculated on the assumption that:

•	such Debt and any other Debt incurred by EOP Partnership or a Subsidiary since the first day of such four-quarter period, which was outstanding at the end of such period, had been incurred at the beginning of such period and continued to be outstanding throughout such period, and the application of the proceeds of such Debt, including to refinance other Debt, had occurred at the beginning of such period;

•	the repayment or retirement of any other Debt by EOP Partnership or a Subsidiary since the first day of such four-quarter period had been repaid or retired at the beginning of such period, except that, in determining the amount of Debt so repaid or retired, the amount of Debt under any revolving credit facility is computed based upon the average daily balance of such Debt during such period;

•	in the case of Acquired Indebtedness or Debt incurred in connection with any acquisition since the first day of the four-quarter period, the related acquisition had occurred as of the first day of the period with the appropriate adjustments with respect to the acquisition being included in the pro forma calculation; and

•	in the case of any increase or decrease in Total Assets, or any other acquisition or disposition by EOP Partnership or any Subsidiary of any asset or group of assets, since the first day of such four-quarter period, including by merger, stock purchase or sale, or asset purchase or sale, such increase, decrease or other acquisition or disposition or any related repayment of Debt had occurred as of the first day of such period with the appropriate adjustments to revenues, expenses and Debt levels with respect to such increase, decrease or other acquisition or disposition being included in such pro forma calculation.

Pro forma net income	$390,604
Pro forma interest expense	815,421
Pro forma amortization of mark to market discounts/ premiums	(4,290)
Pro forma provision for taxes	3,945
Pro forma amortization and depreciation	733,006
Pro forma charge from a change in accounting principle	33,697
Less pro forma income from investments in unconsolidated joint ventures	(63,538)

Consolidated Income Available for Debt Service	$1,908,845

Pro forma interest expense	$815,421
Pro forma amortization of mark to market discounts/ premiums	(4,290)

Annual Debt Service Charge	$811,131

Ratio	2.35

Minimum Ratio	1.50

Total Unencumbered Assets to Unsecured Debt

      EOP Partnership is required at all times to maintain Total Unencumbered Assets of not less than 150% of the aggregate outstanding principal amount of all outstanding Unsecured Debt of EOP Partnership and its Subsidiaries on a consolidated basis.

Total undepreciated real estate assets	$19,058,892
Cash and cash equivalents	54,984
Escrow deposits and restricted cash	60,281
Prepaid expenses and other assets (net of discount of $3,181)	217,355
Unencumbered investments in unconsolidated joint venture properties	802,403

Total Unencumbered Assets	$20,193,915

Unsecured notes (excluding a net discount of $(11,783))	$9,416,500
Line of credit	5,800

Unsecured Debt	$9,422,300

Ratio	214%

Minimum Ratio(a)	150%

(a)	The unsecured notes assumed in the merger with Spieker Partnership are subject to a minimum ratio of 165%.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EQUITY OFFICE PROPERTIES TRUST

Date: May 10, 2004	By: /s/ RICHARD D. KINCAID Richard D. Kincaid President and Chief Executive Officer

Date: May 10, 2004	By: /s/ MARSHA C. WILLIAMS Marsha C. Williams Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit
No.		Description	Location

4.1		Indenture, dated August 29, 2000, by and between EOP Partnership and U.S. Bank National Association (formerly known as U.S. Bank Trust National Association)	Incorporated by reference to Exhibit 4.1 to EOP Partnership’s Registration Statement on Form S-3, as amended (SEC File No. 333-43530)
4.2		First Supplemental Indenture, dated June 18, 2001, among EOP Operating Limited Partnership, Equity Office and U.S. Bank National Association (formerly known as U.S. Bank Trust National Association)	Incorporated by reference to Exhibit 4.2 to Equity Office’s Registration Statement on Form S-3, as amended (SEC File No. 333-58976)
4.3		$500,000,000 4 3/4% Note due March 15, 2014, and related Guarantee (another $500,000,000 4 3/4% Note due March 15, 2014 and related Guarantee, identical in all material respects to the Note incorporated herein by reference, has not been filed)	Incorporated herein by reference to Exhibit 4.3 to EOP Partnership’s Current Report on Form 8-K filed with the SEC on March 26, 2004
10	.1†	Change in Control Agreement by and between EOP Partnership, Equity Office and Marsha C. Williams	Filed herewith
10	.2†	Assumption to Change in Control Agreement by and between Equity Office Management L.L.C., Equity Office, EOP Partnership and Marsha C. Williams	Filed herewith
10	.3†	Change in Control Agreement by and between Equity Office Management L.L.C., Equity Office and Jeffrey L. Johnson	Filed herewith
31.1		Rule 13a-14(a)/15d-14(a) Certifications	Filed herewith
32.1		Section 1350 Certification	Filed herewith

†	Represents a management contract or compensatory plan, contract or agreement.