Form 10-Q
period 2004-06-30
EQUITY OFFICE PROPERTIES TRUST
filed 2004-08-09
CIK 1038339

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number: 1-13115

EQUITY OFFICE PROPERTIES TRUST

(Exact name of registrant as specified in its charter)

Maryland	36-4151656
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Two North Riverside Plaza, Suite 2100, Chicago, Illinois	60606 (Zip code)
(Address of principal executive offices)

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

      On July 30, 2004, 402,916,049 Common Shares were outstanding.

PART I -- FINANCIAL INFORMATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
PART II -- OTHER INFORMATION
SIGNATURES
EXHIBIT INDEX
EXHIBIT 10.2
Certification
Certification

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements.

EQUITY OFFICE PROPERTIES TRUST

CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
(Dollars in thousands, except per share amounts)	2004	2003

	(Unaudited)
Assets:
Investments in real estate	$25,033,044	$23,985,839
Developments in process	67,641	75,232
Land available for development	245,611	251,151
Accumulated depreciation	(2,958,986)	(2,578,082)

Investments in real estate, net of accumulated depreciation	22,387,310	21,734,140
Cash and cash equivalents	73,313	69,398
Tenant and other receivables (net of allowance for doubtful accounts of $9,130 and $6,490, respectively)	74,448	79,880
Deferred rent receivable	446,781	379,329
Escrow deposits and restricted cash	75,753	75,186
Investments in unconsolidated joint ventures	967,973	1,127,232
Deferred financing costs (net of accumulated amortization of $57,550 and $48,176, respectively)	67,263	64,337
Deferred leasing costs and other related intangibles (net of accumulated amortization of $187,299 and $157,445, respectively)	360,552	314,568
Prepaid expenses and other assets (net of discounts of $3,092 and $66,200, respectively)	219,612	344,940

Total Assets	$24,673,005	$24,189,010

Liabilities, Minority Interests, Mandatorily Redeemable Preferred Shares and Shareholders’ Equity:
Liabilities:
Mortgage debt (including a net (discount) of $(13,957) and $(13,663), respectively)	$2,838,382	$2,315,889
Unsecured notes (including a net (discount)/ premium of $(72,843) and $12,412, respectively)	8,942,999	8,828,912
Line of credit	376,300	334,000
Accounts payable and accrued expenses	479,813	573,069
Distribution payable	229,595	3,899
Other liabilities (net of a (discount) of $(30,006) and $0, respectively)	490,987	398,273
Commitments and contingencies	—	—

Total Liabilities	13,358,076	12,454,042

Minority Interests:
EOP Partnership	1,137,620	1,191,741
Partially owned properties	181,046	183,863

Total Minority Interests	1,318,666	1,375,604

Mandatorily Redeemable Preferred Shares:
5.25% Series B Convertible, Cumulative Redeemable Preferred Shares, liquidation preference $50.00 per share, 5,990,000 issued and outstanding	299,500	299,500

Shareholders’ Equity:
Preferred Shares, 100,000,000 authorized:
8.625% Series C Cumulative Redeemable Preferred Shares, liquidation preference $25.00 per share, 0 and 4,562,900 issued and outstanding	—	114,073
7.75% Series G Cumulative Redeemable Preferred Shares, liquidation preference $25.00 per share, 8,500,000 issued and outstanding	212,500	212,500
Common Shares, $0.01 par value; 750,000,000 shares authorized, 402,411,561 and 400,460,388 issued and outstanding, respectively	4,024	4,005
Other Shareholders’ Equity:
Additional paid in capital	10,439,303	10,396,864
Deferred compensation	(3,715)	(5,889)
Dividends in excess of accumulated earnings	(889,002)	(652,036)
Accumulated other comprehensive loss (net of accumulated amortization of $1,726 and $(73), respectively)	(66,347)	(9,653)

Total Shareholders’ Equity	9,696,763	10,059,864

Total Liabilities, Minority Interests, Mandatorily Redeemable Preferred Shares and Shareholders’ Equity	$24,673,005	$24,189,010

See accompanying notes.

EQUITY OFFICE PROPERTIES TRUST

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the three months		For the six months
	ended June 30,		ended June 30,

(Dollars in thousands, except per share amounts)	2004	2003	2004	2003

Revenues:
Rental	$639,023	$627,276	$1,269,519	$1,256,467
Tenant reimbursements	109,683	107,741	211,800	209,500
Parking	29,229	27,968	58,135	54,527
Other	13,749	14,119	39,648	33,658
Fee income	3,849	3,526	6,909	8,462

Total revenues	795,533	780,630	1,586,011	1,562,614

Expenses:
Depreciation	170,824	155,878	339,387	309,268
Amortization	18,681	14,813	36,303	29,013
Real estate taxes	100,869	89,726	184,660	178,511
Insurance	9,037	6,380	19,048	12,385
Repairs and maintenance	83,464	78,727	162,787	156,568
Property operating	102,023	101,185	208,312	197,675
Ground rent	5,050	4,870	10,396	9,466
Corporate general and administrative	13,709	17,655	25,018	31,157

Total expenses	503,657	469,234	985,911	924,043

Operating income	291,876	311,396	600,100	638,571

Other income (expense):
Interest/dividend income	2,410	3,666	3,730	6,893
Realized gain on settlement of derivatives and sale of marketable securities	24,016	—	24,016	8,143
Interest:
Expense incurred	(208,970)	(206,492)	(414,401)	(411,703)
Amortization of deferred financing costs and prepayment expenses	(2,177)	(2,091)	(4,348)	(3,783)

Total other income (expense)	(184,721)	(204,917)	(391,003)	(400,450)

Income before income taxes, allocation to minority interests, and income from investments in unconsolidated joint ventures	107,155	106,479	209,097	238,121
Income taxes	(1,355)	(1,574)	(1,092)	(2,570)
Minority Interests:
EOP Partnership	(12,110)	(18,527)	(20,059)	(35,841)
Partially owned properties	(2,341)	(1,841)	(4,907)	(4,347)
Income from investments in unconsolidated joint ventures	14,739	20,946	30,457	41,710

Income from continuing operations	106,088	105,483	213,496	237,073
Discontinued operations (including net gain on sales of real estate of $1,927, $44,448, $4,122, and $51,725, respectively)	3,420	59,773	7,748	85,361

Income before cumulative effect of a change in accounting principle	109,508	165,256	221,244	322,434
Cumulative effect of a change in accounting principle	—	—	(33,697)	—

Net income	109,508	165,256	187,547	322,434
Preferred distributions	(8,944)	(15,395)	(21,692)	(30,856)

Net income available to common shareholders	$100,564	$149,861	$165,855	$291,578

Earnings per share — basic:
Income from continuing operations per share	$0.24	$0.24	$0.47	$0.53

Net income available to common shareholders per share	$0.25	$0.37	$0.41	$0.72

Weighted average Common Shares outstanding	400,846,907	400,457,311	400,255,725	404,348,812

Earnings per share — diluted:
Income from continuing operations per share	$0.24	$0.24	$0.47	$0.53

Net income available to common shareholders per share	$0.25	$0.37	$0.41	$0.72

Weighted average Common Shares outstanding and dilutive potential common shares	450,533,841	452,010,570	450,840,364	455,646,938

Distributions declared per Common Share outstanding	$0.50	$0.50	$1.00	$1.00

See accompanying notes.

EQUITY OFFICE PROPERTIES TRUST

CONSOLIDATED STATEMENTS OF NET COMPREHENSIVE INCOME

(Unaudited)

	For the three months		For the six months
	ended June 30,		ended June 30,

(Dollars in thousands)	2004	2003	2004	2003

Net income	$109,508	$165,256	$187,547	$322,434
Other comprehensive income (loss):
Unrealized holding losses on forward starting interest rate swaps	—	(47,899)	(22,569)	(55,903)
Reversal of unrealized holding loss on settlement of forward starting interest rate swap	11,515	—	33,017	5,942
(Payments) proceeds from settlement of forward starting interest rate swaps	—	—	(68,918)	768
Amortization of payments/(proceeds) from settlement of forward starting interest rate swaps	1,703	(19)	1,799	(35)
Unrealized holding (losses) gains from investments arising during the period	(160)	302	(24)	212

Net comprehensive income	$122,566	$117,640	$130,852	$273,418

See accompanying notes.

EQUITY OFFICE PROPERTIES TRUST

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the three months		For the six months
	ended June 30,		ended June 30,

(Dollars in thousands)	2004	2003	2004	2003

Operating Activities:
Net income	$109,508	$165,256	$187,547	$322,434
Adjustments to reconcile net income to net cash provided by operating activities:
Revenue recognized related to acquired lease obligations, net	387	—	757	—
Amortization of discounts included in interest/ dividend income	(89)	(90)	(178)	(179)
Depreciation and amortization (including discontinued operations)	193,076	178,286	383,057	354,497
Ineffective portion of swap settlement payment included in interest expense	—	—	212	—
Amortization of (premiums)/ discounts on unsecured notes and settled interest rate protection agreements included in interest expense	(731)	(5,000)	(3,436)	(10,298)
Compensation expense related to restricted shares and stock options issued to employees	4,812	6,306	10,245	9,436
Income from investments in unconsolidated joint ventures	(14,739)	(20,946)	(30,457)	(41,710)
Net distributions from unconsolidated joint ventures	19,131	24,599	29,006	39,625
Net gain on sales of real estate (including discontinued operations)	(1,927)	(44,448)	(4,122)	(51,725)
Cumulative effect of a change in accounting principle	—	—	33,697	—
Provision for doubtful accounts	1,543	3,910	739	11,438
Income allocated to minority interests	14,663	20,378	25,186	40,208
Changes in assets and liabilities:
Decrease (increase) in rents receivables	10,214	(3,800)	11,080	(8,339)
Increase in deferred rent receivables	(23,185)	(13,811)	(50,906)	(29,612)
(Decrease) increase in prepaid expenses and other assets	(6,652)	(14,623)	49,913	7,681
Increase (decrease) in accounts payable and accrued expenses	58,295	59,066	(57,915)	(6,770)
Decrease in other liabilities	(21,611)	(24,778)	(20,014)	(16,208)

Net cash provided by operating activities	342,695	330,305	564,411	620,478

Investing Activities:
Property acquisitions	(56,704)	—	(119,481)	—
Property dispositions	215,280	222,817	233,469	265,597
Capital and tenant improvements	(122,145)	(95,972)	(243,353)	(174,920)
Lease commissions and other costs	(29,051)	(34,829)	(60,875)	(74,049)
Decrease in escrow deposits and restricted cash	15,144	28,381	47,211	14,832
Investments in unconsolidated joint ventures	—	(25,162)	—	(32,018)
Investments in notes receivable	—	—	—	(96)
Repayments of notes receivable	—	661	—	1,395

Net cash provided by (used for) investing activities	22,524	95,896	(143,029)	741

Financing Activities:
Principal payments on mortgage debt	(36,950)	(10,507)	(209,239)	(20,945)
Proceeds from unsecured notes	49,035	—	1,040,275	494,810
Repayment of unsecured notes	(450,000)	—	(850,000)	(300,000)
Proceeds from lines of credit	1,437,400	1,346,600	2,886,000	1,716,400
Principal payments on lines of credit	(1,066,900)	(1,063,700)	(2,843,700)	(1,639,200)
Payments of loan costs	(201)	(8,332)	(1,506)	(8,548)
Settlement of interest rate swap agreements	—	—	(69,130)	768
Distributions to minority interests in partially owned properties	(13,663)	(2,977)	(15,491)	(5,683)
Payment of offering costs	(22)	(151)	(42)	(163)
Proceeds from exercise of stock options	747	6,263	39,803	7,627
Distributions to common shareholders and unitholders	(224,408)	(228,060)	(225,244)	(228,683)
Repurchase of Common Shares	(32,808)	(201,570)	(36,583)	(353,444)
Redemption of Units	(1,071)	(2,131)	(1,866)	(2,209)
Repurchase of preferred shares	—	(250,000)	(114,073)	(250,000)
Payment of preferred distributions	(8,049)	(17,364)	(16,671)	(32,825)

Net cash used for financing activities	(346,890)	(431,929)	(417,467)	(622,095)

Net increase (decrease) in cash and cash equivalents	18,329	(5,728)	3,915	(876)
Cash and cash equivalents at the beginning of the period	54,984	63,323	69,398	58,471

Cash and cash equivalents at the end of the period	$73,313	$57,595	$73,313	$57,595

See accompanying notes.

EQUITY OFFICE PROPERTIES TRUST

CONSOLIDATED STATEMENTS OF CASH FLOWS — (Continued)

(Unaudited)

	For the three months		For the six months
	ended June 30,		ended June 30,

(Dollars in thousands)	2004	2003	2004	2003

Supplemental Information:
Interest paid during the period, including a reduction of interest expense for capitalized interest of $1,633 and $1,201, $3,663 and $4,799, respectively	$166,486	$172,397	$414,971	$420,737

Non-Cash Investing and Financing Activities:
Investing Activities:
Escrow deposits related to property dispositions	$(30,616)	$—	$(30,616)	$(19,339)

Mortgage loan repayment as a result of a property disposition (including prepayment expense of $375 in 2004)	$(5,830)	$—	$(5,830)	$(16,279)

Mortgage loan assumed upon acquisition of property	$—	$—	$82,970	$—

Units issued in connection with property acquisition	$50	$—	$50	$—

Changes in accounts due to consolidation of existing interest in a property as a result of acquiring the remaining economic interest:
Decrease in investment in unconsolidated joint ventures	$—	$—	$(157,659)	$—

Increase in investment in real estate	$—	$—	$612,411	$—

Increase in accumulated depreciation	$—	$—	$(44,440)	$—

Increase in mortgage debt	$—	$—	$(451,285)	$—

Increase in other assets and liabilities	$—	$—	$40,973	$—

Financing Activities:
Mortgage loan repayment as a result of a property disposition (including prepayment expense of $375 in 2004)	$5,830	$—	$5,830	$16,279

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

      We are a fully integrated, self-administered and self-managed real estate company principally engaged, through our subsidiaries, in owning, managing, leasing, acquiring and developing office properties. At June 30, 2004, we owned or had an interest in 683 office properties comprising approximately 122.9 million rentable square feet of office space in 18 states and the District of Columbia and were located in 27 markets and 123 submarkets (the “Office Properties”). On a weighted average basis, the Office Properties were 86.3% occupied at June 30, 2004. Approximately 42.1% of the rentable square feet is located in central business districts and approximately 57.9% of the rentable square feet is located in suburban markets. At June 30, 2004, we also owned 37 industrial properties comprising approximately 3.5 million square feet of industrial space (the “Industrial Properties” and together with the Office Properties, the “Properties”) and approximately 0.3 million rentable square feet of office properties under development. On a weighted average basis, the Industrial Properties were 88.1% occupied at June 30, 2004.

NOTE 2 —	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

      We own substantially all of our assets and conduct substantially all of our operations through EOP Partnership and its subsidiary entities. Through our ownership of Units, we owned approximately 89.3% and 89.1% of EOP Partnership at June 30, 2004 and December 31, 2003, respectively. All intercompany transactions and balances have been eliminated in consolidation. Property holding entities and other subsidiaries of which we own 100% of the equity are consolidated. For those joint ventures of which we own less than 100% of the equity interest, we consolidate the property if we have the direct or indirect ability to make major decisions about the entities’ activities based on the terms of the respective joint venture agreements which specify the sharing of participating and protective rights such as decisions regarding major leases, encumbering the entities with debt and whether to dispose of entities. We would also consolidate certain property holding entities and other subsidiaries if we own less than a 100% equity interest if we are deemed to be the primary beneficiary in a variable interest entity (as defined in FASB Interpretation 46 Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51, as revised (“FIN 46(R)”)).

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

EQUITY OFFICE PROPERTIES TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

Statement 150 is effective for all financial instruments created or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003 (July 1, 2003 for calendar quarter companies). We consolidate certain properties that are also owned by unaffiliated parties that have noncontrolling interests. In certain cases, the applicable joint venture agreement provides for a contractual termination date of the agreement based on certain specified events or dates. Statement 150 requires the disclosure of the estimated settlement value of these noncontrolling interests. As of June 30, 2004 the estimated settlement value of these noncontrolling interests approximated the book value of approximately $166.8 million.

Use of Estimates

      The preparation of the consolidated financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

Unaudited Interim Statements

      The consolidated financial statements as of and for the three and six months ended June 30, 2004 and 2003 and related footnote disclosures are unaudited. In the opinion of management, such financial statements reflect all adjustments necessary for a fair presentation of the results of the interim periods. All such adjustments are of a normal and recurring nature.

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

EQUITY OFFICE PROPERTIES TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

      The following table illustrates the unaudited effect on net income available to common shareholders and earnings per share for the three and six months ended June 30, 2004 and 2003 if the fair value based method had been applied to all share options that have been issued. Compensation expense related to restricted share awards is not presented in the table below because the expense amount is the same under APB 25 and Statement 123 and therefore, is already reflected in net income.

	For the three months		For the six months
	ended June 30,		ended June 30,

(Dollars in thousands, except per share data)	2004	2003	2004	2003

Historical net income available to common shareholders	$100,564	$149,861	$165,855	$291,578
Add back compensation expense for share options included in historical net income available to common shareholders	1,257	1,163	2,862	1,375
Deduct compensation expense for share options determined under fair value based method	(2,284)	(3,155)	(5,177)	(5,446)
Allocation of expense to minority interest — EOP Partnership	110	219	250	446

Pro forma net income available to common shareholders	$99,647	$148,088	$163,790	$287,953

Earnings per share — basic:
Historical net income available to common shareholders	$0.25	$0.37	$0.41	$0.72

Pro forma net income available to common shareholders	$0.25	$0.37	$0.41	$0.71

Earnings per share — diluted:
Historical net income available to common shareholders	$0.25	$0.37	$0.41	$0.72

Pro forma net income available to common shareholders	$0.25	$0.37	$0.41	$0.71

NOTE 3 —	ACQUISITIONS

      In May 2004, we acquired a partner’s interest in the 500 Orange property by issuing 1,930 Units which were valued at approximately $50,000.

      In May 2004, we acquired the American Center, which consists of two office buildings, for approximately $60.5 million. The office property is located in Tysons Corner, Virginia and consists of approximately 328,741 square feet.

      In February 2004, we acquired one of our joint venture partner’s 15.53% economic interest in the 1301 Avenue of the Americas office building for approximately $60.7 million and we assumed our partner’s share of the mortgage notes of approximately $83.0 million. Our economic interest in the joint venture is now 100%, and we control all major decisions. Accordingly, we have consolidated the property. The consolidated mortgage debt encumbering this property upon consolidation was approximately $534.3 million. In addition, we acquired another joint venture partner’s interest for approximately $7.5 million.

NOTE 4 —	DISCONTINUED OPERATIONS

      During the second quarter 2004, we sold four office properties, 38 industrial properties and a vacant land parcel in various transactions to unaffiliated parties for approximately $255.5 million. The total gain on the sale of these properties was approximately $1.9 million and is included in discontinued operations. The sold office properties consisted of approximately 449,593 square feet, and the industrial properties consisted of approximately 2,275,550 square feet. In connection with the sale of one of the office properties, we repaid approximately $5.8 million of mortgage debt which encumbered the property.

EQUITY OFFICE PROPERTIES TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

      During the first quarter 2004 we sold one office property consisting of approximately 118,172 square feet to an unaffiliated party for approximately $18.5 million. The total gain on the sale of this property was approximately $2.2 million and is included in discontinued operations.

      The net income for properties sold is reflected in the consolidated statements of operations as discontinued operations for the periods presented. The office properties that were partially sold in December 2003 are not required to be reflected as discontinued operations in accordance with Statement 144. Below is a summary of the results of operations for the properties sold through their respective sale dates, which are classified as discontinued operations:

	For the three months		For the six months
	ended June 30,		ended June 30,

(Dollars in thousands)	2004	2003	2004	2003

Total revenues	$4,999	$30,007	$11,027	$67,556

Expenses:
Depreciation and amortization	1,394	5,717	3,021	12,659
Property operating	1,409	9,083	3,570	21,054
Ground rent	—	—	—	18

Total expenses	2,803	14,800	6,591	33,731

Operating income	2,196	15,207	4,436	33,825

Other income/(expense):
Interest/dividend income	(1)	30	1	68
Interest expense and amortization of deferred financing costs and prepayment expenses	(479)	101	(586)	(234)

Total other income/(expense)	(480)	131	(585)	(166)

Income before income taxes and net gain on sales of real estate	1,716	15,338	3,851	33,659
Income taxes	(11)	(3)	(5)	(3)
Minority interests — partially owned properties	(212)	(10)	(220)	(20)
Net gain on sales of real estate	1,927	44,448	4,122	51,725

Net income	$3,420	$59,773	$7,748	$85,361

Property net operating income from discontinued operations	$3,590	$20,924	$7,457	$46,502

Segment Reporting

      For segment reporting purposes the office properties and the land parcel that were sold are included in the “Office Properties” segment and the industrial properties that were sold are included in the “Corporate and Other” segment.

EQUITY OFFICE PROPERTIES TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

NOTE 5 —	INVESTMENTS IN UNCONSOLIDATED JOINT VENTURES

      Several Office Properties are owned by us and other unaffiliated parties in joint ventures which we account for using the equity method. Combined summarized financial information for these unconsolidated joint ventures is as follows:

	June 30,	December 31,
(Dollars in thousands)	2004	2003

Balance Sheets:
Real estate, net of accumulated depreciation	$2,558,405	$3,258,009
Other assets	278,979	339,835

Total Assets	$2,837,384	$3,597,844

Mortgage debt	$771,717	$1,308,782
Other liabilities	109,971	140,259
Partners’ and shareholders’ equity	1,955,696	2,148,803

Total Liabilities and Partners’ and Shareholders’ Equity	$2,837,384	$3,597,844

Our share of equity	$881,630	$1,040,373
Net excess of cost of investments over the net book value of underlying net assets, net of accumulated depreciation of $24,209 and $24,456, respectively	86,343	86,859

Carrying value of investments in unconsolidated joint ventures	$967,973	$1,127,232

Our share including the excess of the cost of the investment over the historical net book value of:
Total assets	$1,342,580	$1,968,983

Unconsolidated non-recourse mortgage debt	$344,384	$797,268

EQUITY OFFICE PROPERTIES TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

	For the three months		For the six months
	ended June 30,		ended June 30,

(Dollars in thousands)	2004	2003	2004	2003

Statements of Operations:
Revenues	$109,416	$126,420	$232,151	$242,035

Expenses:
Interest expense and loan cost amortization	8,842	17,615	22,189	34,970
Depreciation and amortization	24,956	26,911	53,844	48,709
Operating expenses	44,845	58,826	93,498	102,008

Total expenses	78,643	103,352	169,531	185,687

Net income	$30,773	$23,068	$62,620	$56,348

Our share of:
Net income	$14,739	$20,946	$30,457	$41,710

Interest expense and loan cost amortization	$4,192	$12,377	$12,294	$24,626

Depreciation and amortization (real estate related)	$9,455	$14,331	$21,482	$26,934

Investment in 1301 Avenue of the Americas

      In February 2004, we acquired the remaining economic interest in the 1301 Avenue of the Americas office building, which was previously unconsolidated. See Note 3 — Acquisitions for more information.

NOTE 6 — MORTGAGE DEBT

      During the six months ended June 30, 2004, the following transactions occurred:

(Dollars in thousands)

Balance at December 31, 2003(a)	$2,329,552
Repayments and scheduled principal amortization(b)	(172,289)
Assumed through acquisition and consolidation of 1301 Avenue of the Americas (See Note 3 — Acquisitions)	534,255
Assumed through consolidation of SunAmerica Center (See Note 9 — Cumulative Effect of a Change in Accounting Principle)	203,225

Balance at March 31, 2004(a)	2,894,743
Repayments and scheduled principal amortization(c)	(42,404)

Balance at June 30, 2004(a)	$2,852,339

(a)	Excludes net discount on mortgage debt of approximately $14.0 million, $13.6 million and $13.7 million at June 30, 2004, March 31, 2004 and December 31, 2003, respectively.

(b)	Includes the repayment of mortgage debt encumbering the following properties: 580 California, BP Tower and 110 Atrium Place.

(c)	Includes the repayment of mortgage debt encumbering the following properties: Fremont Bayside, Industrial Drive Warehouse, John Marshall and 125 Perimeter Center.

EQUITY OFFICE PROPERTIES TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

NOTE 7 —	UNSECURED NOTES AND DERIVATIVE FINANCIAL INSTRUMENTS

Unsecured Notes — Repaid

      During the six months ended June 30, 2004 we repaid the following unsecured notes upon maturity:

Month Repaid	Amount	Effective Rate

	(Dollars in thousands)
June	$250,000	6.50%
May	200,000	6.80%
January	300,000	6.50%
January	100,000	6.90%

	$850,000

Unsecured Notes — Issued

      In June 2004 we launched a new program allowing for the issuance of up to $500 million of unsecured medium-term notes for sale to retail investors through licensed brokers (“EOP InterNotes”). Equity Office is the guarantor of the notes. As of June 30, 2004, we had issued approximately $4.3 million of fixed interest rate EOP InterNotes with coupon rates ranging from 4.75% to 5.25%. The maturity dates range from four to six years. Including all offering expenses, the all-in effective rate of the InterNotes issued range from 4.95% to 5.44%.

      In May 2004, EOP Partnership issued $45.0 million of senior unsecured notes due May 2014. The notes bear interest at LIBOR plus 77.5 basis points. Equity Office is the guarantor of the notes. The net cash proceeds from the issuance were approximately $44.5 million and were used to repay a portion of the $1.0 billion revolving credit facility.

      In March 2004, EOP Partnership issued $1.0 billion of 4.75% senior unsecured notes due March 2014. Equity Office is the guarantor of the notes. The net cash proceeds from the issuance were approximately $991.2 million and were used to repay the outstanding balance on our $1.0 billion revolving credit facility. We also paid $69.1 million to settle $800 million of forward-starting interest rate swaps that were previously entered into to hedge the interest rate of the $1.0 billion notes. Approximately $0.2 million of the settlement amount was recognized in interest expense and the remaining $68.9 million was recorded to other comprehensive income. The amount recorded to other comprehensive income will be amortized to interest expense over the 10-year term of the notes. Including all offering expenses and the settlement of $800 million of forward-starting swap agreements, the all-in effective rate of the unsecured notes is 5.54%.

Derivative Financial Instruments

      In May 2004 we settled $500 million of forward-starting interest rate swaps and recognized an approximate $24.0 million gain. The swaps were entered into in 2003 to hedge an anticipated unsecured note offering expected to take place in June 2004, which did not occur.

      In conjunction with the $1.0 billion debt offering in March 2004, EOP Partnership entered into $1.0 billion of fixed-to-floating interest rate swap agreements that effectively convert the interest rate of the $1.0 billion of unsecured notes issued in March 2004 to a floating rate of LIBOR plus 43 basis points and plus 79 basis points of loan costs. Because these swaps are considered perfect hedges of the $1.0 billion unsecured notes, they are marked-to-market each quarter with a corresponding mark-to-market adjustment on the $1.0 billion notes. Any market adjustment on the swap agreements will be reflected in other assets or other liabilities, and the corresponding market adjustment on the unsecured notes will be reflected as either a

EQUITY OFFICE PROPERTIES TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

discount or premium on the unsecured notes. Because the swap agreements are considered a perfectly effective fair value hedge, there will be no effect on net income from the mark-to-market adjustment as long as they are outstanding.

NOTE 8 —	SHAREHOLDERS’ EQUITY AND MANDATORILY REDEEMABLE PREFERRED SHARES

Common Shares

      The following table presents the changes in the issued and outstanding Common Shares since December 31, 2003 (excluding Units which are exchangeable for Common Shares on a one-for-one basis, or the cash equivalent thereof, subject to certain restrictions):

Outstanding at December 31, 2003	400,460,388
Share options exercised	1,647,244
Common Shares repurchased/retired(a)	(38,664)
Units redeemed for Common Shares	236,553
Restricted shares and share awards issued, net of cancellations	1,040,923

Outstanding at March 31, 2004	403,346,444
Share options exercised	35,165
Common Shares repurchased/retired(b)	(1,359,219)
Units redeemed for Common Shares	459,436
Restricted shares and share awards issued, net of cancellations	(70,265)

Outstanding at June 30, 2004	402,411,561

(a)	These Common Shares were repurchased and retired at an average price of $29.71 per share for approximately $1.1 million in the aggregate.

(b)	These Common Shares were repurchased and retired at an average price of $26.07 per share for approximately $35.4 million in the aggregate.

Distributions

	Quarterly
	Distribution		Shareholder
	Amount Per Share	Date Paid	Record Date

Common Shares	$.50	July 15, 2004	June 30, 2004
Series B Preferred Shares	$.65625	May 17, 2004	May 3, 2004
Series G Preferred Shares	$.484375	June 15, 2004	June 1, 2004

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

      Under the provisions of FIN 46(R), which we adopted on January 1, 2004, we consolidated the assets, liabilities and results of operations of SunAmerica Center, an office property located in Century City, California, which consists of approximately 780,000 square feet, as we determined we were the primary beneficiary of this variable interest entity. We own an approximate 67% share of a $202.2 million mezzanine-level debt position for which we paid approximately $73.9 million in 1999. As of December 31, 2003, this investment was recorded as a note receivable and was included in other assets. The note matures in August 2014 and prior to then interest is payable based on available cash flow. Our maximum exposure to loss as a result of the investment is equivalent to the $73.9 million we invested in 1999. However, we may be required to contribute additional funds to support the operations of the property. Any additional funding will be in the form of a shortfall note, which is repayable from available cash flow. The shortfall notes may not exceed $2.5 million in the aggregate. Our payment recourse is limited to the mezzanine borrower entity’s 100% interest in the property-owning entity.

      As a result of the consolidation of SunAmerica Center, we recorded a cumulative effect of a change in accounting principle loss of approximately $33.7 million in the first quarter 2004. The effect on our assets and liabilities as a result of the consolidation of SunAmerica Center as of January 1, 2004 was:

(Dollars in thousands)

Investment in real estate	$330,787
Accumulated depreciation	$(31,219)
Mortgage debt	$(203,225)
Net other assets and liabilities, including a net discount of $31,476	$(130,040	)(a)

(a)	As of January 1, 2004, our joint venture partner’s share of the mezzanine-level debt of approximately $49.7 million is recorded in other liabilities, which is net of a discount of approximately $31.5 million. Interest expense on the approximate $66 million face amount of the joint venture partner’s debt is accrued at 7.25% per annum and the discount is amortized to interest expense through the maturity of the mezzanine-level loan in 2014. The remaining debt of approximately $15 million does not accrue interest.

EQUITY OFFICE PROPERTIES TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

NOTE 10 —	EARNINGS PER SHARE

      The following table sets forth the computation of basic and diluted earnings per share:

	For the three months		For the six months
	ended June 30,		ended June 30,

(Dollars in thousands, except per share data)	2004	2003	2004	2003

Numerator:
Income from continuing operations	$106,088	$105,483	$213,496	$237,073
Preferred distributions	(8,944)	(15,395)	(21,692)	(30,856)

Income from continuing operations available to common shareholders	97,144	90,088	191,804	206,217
Discontinued operations (including net gain on sales of real estate of $1,927, $44,448, $4,122 and $51,725 respectively)	3,420	59,773	7,748	85,361
Cumulative effect of a change in accounting principle	—	—	(33,697)	—

Numerator for basic earnings per share — net income available to common shareholders	100,564	149,861	165,855	291,578
Net income available to common shareholders allocated to minority interests in EOP Partnership	12,110	18,527	20,059	35,841

Numerator for diluted earnings per share — net income available to common shareholders	$112,674	$168,388	$185,914	$327,419

Denominator:
Denominator for basic earnings per share — weighted average Common Shares outstanding	400,846,907	400,457,311	400,255,725	404,348,812

Effect of dilutive potential common shares:
Units	48,398,598	49,758,952	48,646,371	49,905,628
Share options and restricted shares	1,288,336	1,794,307	1,938,268	1,392,498

Dilutive potential common shares	49,686,934	51,553,259	50,584,639	51,298,126

Denominator for diluted earnings per share — weighted average Common Shares outstanding and dilutive potential common shares	450,533,841	452,010,570	450,840,364	455,646,938

EQUITY OFFICE PROPERTIES TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

	For the three months		For the six months
	ended June 30,		ended June 30,

(Dollars in thousands, except per share data)	2004	2003	2004	2003

Earnings per share — basic:
Income from continuing operations available to common shareholders, net of minority interests	$0.24	$0.24	$0.47	$0.53
Discontinued operations, net of minority interests	0.01	0.13	0.02	0.19
Cumulative effect of a change in accounting principle, net of minority interests	—	—	(0.08)	—

Net income available to common shareholders, net of minority interests(a)	$0.25	$0.37	$0.41	$0.72

Earnings per share — diluted:
Income from continuing operations available to common shareholders	$0.24	$0.24	$0.47	$0.53
Discontinued operations	0.01	0.13	0.02	0.19
Cumulative effect of a change in accounting principle	—	—	(0.07)	—

Net income available to common shareholders(a)	$0.25	$0.37	$0.41	$0.72

(a)	Net income available to common shareholders per share may not total the sum of the per share components due to rounding.

      The following securities were not included in the diluted earnings per share computation because they would have had an antidilutive effect:

		For the three months		For the six months
		ended June 30,		ended June 30,
	Weighted Average
Antidilutive Securities	Exercise Price	2004	2003	2004	2003

Share options	$29.09	16,203,300	—	—	—
Share options	$29.21	—	13,487,257	—	—
Share options	$29.12	—	—	14,896,855	—
Share options	$29.17	—	—	—	13,760,992
Series B Preferred Shares	$35.70	8,389,354	8,389,354	8,389,354	8,389,354

Total		24,592,654	21,876,611	23,286,209	22,150,346

EQUITY OFFICE PROPERTIES TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

NOTE 11 —	SEGMENT INFORMATION

      As discussed in Note 1, our primary business is the ownership and operation of Office Properties. We account for each Office Property as an individual operating segment and have aggregated the related operating accounts into a single operating segment for financial reporting purposes due to the fact that the individual operating segments have similar economic characteristics. The net property operating income from continuing operations generated at the “Corporate and Other” segment consist primarily of the Industrial Properties. The “Other revenues” generated at the “Corporate and Other” segment consist primarily of fee income from the management of office properties owned by third parties, interest and dividend income from various investments and realized gains on settlement of derivatives and sale of marketable securities.

	For the three months			For the three months
	ended June 30, 2004			ended June 30, 2003

	Office	Corporate		Office	Corporate
(Dollars in thousands)	Properties	and Other	Consolidated	Properties	and Other	Consolidated

Property operating revenues(1)	$785,664	$6,020	$791,684	$770,622	$6,482	$777,104
Property operating expenses(2)	(293,843)	(1,550)	(295,393)	(274,573)	(1,445)	(276,018)

Property net operating income from continuing operations	491,821	4,470	496,291	496,049	5,037	501,086

Adjustments to arrive at net income:
Other revenues	664	5,595	6,259	247	6,945	7,192
Realized gain on settlement of derivatives	—	24,016	24,016	—	—	—
Interest expense(3)	(55,138)	(156,009)	(211,147)	(45,921)	(162,662)	(208,583)
Depreciation and amortization	(183,229)	(6,276)	(189,505)	(165,990)	(4,701)	(170,691)
Ground rent	(5,050)	—	(5,050)	(4,870)	—	(4,870)
General and administrative	—	(13,709)	(13,709)	(1)	(17,654)	(17,655)

Total	(242,753)	(146,383)	(389,136)	(216,535)	(178,072)	(394,607)

Income before income taxes, allocation to minority interests and income from investments in unconsolidated joint ventures	249,068	(141,913)	107,155	279,514	(173,035)	106,479
Income taxes	(460)	(895)	(1,355)	(206)	(1,368)	(1,574)
Minority interests	(2,341)	(12,110)	(14,451)	(1,841)	(18,527)	(20,368)
Income from investments in unconsolidated joint ventures	14,316	423	14,739	19,478	1,468	20,946

Income from continuing operations	260,583	(154,495)	106,088	296,945	(191,462)	105,483
Discontinued operations (including net gain on sales of real estate of $1,927 and $44,448, respectively)	8,727	(5,307)	3,420	56,785	2,988	59,773

Net income	$269,310	$(159,802)	$109,508	$353,730	$(188,474)	$165,256

Property net operating income:
Continuing operations	$491,821	$4,470	$496,291	$496,049	$5,037	$501,086
Discontinued operations	87	3,503	3,590	16,537	4,387	20,924

Total property net operating income	$491,908	$7,973	$499,881	$512,586	$9,424	$522,010

Property operating margin from continuing and discontinued operations(4)			62.7%			64.7%

Property operating margin from continuing operations(4)			62.7%			64.5%

Total assets	$24,251,741	$421,264	$24,673,005

EQUITY OFFICE PROPERTIES TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

	For the six months			For the six months
	ended June 30, 2004			ended June 30, 2003

	Office	Corporate		Office	Corporate
(Dollars in thousands)	Properties	and Other	Consolidated	Properties	and Other	Consolidated

Property operating revenues(1)	$1,567,142	$11,960	$1,579,102	$1,541,203	$12,949	$1,554,152
Property operating expenses(2)	(571,790)	(3,017)	(574,807)	(542,216)	(2,923)	(545,139)

Property net operating income from continuing operations	995,352	8,943	1,004,295	998,987	10,026	1,009,013

Adjustments to arrive at net income:
Other revenues	2,353	8,286	10,639	1,135	14,220	15,355
Realized gain on settlement of derivatives and sale of marketable securities	—	24,016	24,016	—	8,143	8,143
Interest expense(3)	(108,147)	(310,602)	(418,749)	(89,534)	(325,952)	(415,486)
Depreciation and amortization	(363,419)	(12,271)	(375,690)	(329,293)	(8,988)	(338,281)
Ground rent	(10,396)	—	(10,396)	(9,466)	—	(9,466)
General and administrative	—	(25,018)	(25,018)	—	(31,157)	(31,157)

Total	(479,609)	(315,589)	(795,198)	(427,158)	(343,734)	(770,892)

Income before income taxes, allocation to minority interests and income from investments in unconsolidated joint ventures	515,743	(306,646)	209,097	571,829	(333,708)	238,121
Income taxes	(418)	(674)	(1,092)	(384)	(2,186)	(2,570)
Minority interests	(4,907)	(20,059)	(24,966)	(4,347)	(35,841)	(40,188)
Income from investments in unconsolidated joint ventures	28,296	2,161	30,457	40,491	1,219	41,710

Income from continuing operations	538,714	(325,218)	213,496	607,589	(370,516)	237,073
Discontinued operations (including net gain on sales of real estate of $4,122 and $51,725, respectively)	10,809	(3,061)	7,748	79,279	6,082	85,361

Income before cumulative effect of a change in accounting principle	549,523	(328,279)	221,244	686,868	(364,434)	322,434
Cumulative effect of a change in accounting principle	(33,697)	—	(33,697)	—	—	—

Net income	$515,826	$(328,279)	$187,547	$686,868	$(364,434)	$322,434

Property net operating income:
Continuing operations	$995,352	$8,943	$1,004,295	$998,987	$10,026	$1,009,013
Discontinued operations	228	7,229	7,457	37,458	9,044	46,502

Total property net operating income	$995,580	$16,172	$1,011,752	$1,036,445	$19,070	$1,055,515

Property operating margin from continuing and discontinued operations(4)			63.6%			65.1%

Property operating margin from continuing operations(4)			63.6%			64.9%

Total assets	$24,251,741	$421,264	$24,673,005

(1)	Included in property operating revenues are rental revenues, tenant reimbursements, parking income and other income.

(2)	Included in property operating expenses are real estate taxes, insurance, repairs and maintenance and property operating expenses.

(3)	Interest expense for the Office Properties represents interest expense on property secured mortgage debt and does not include interest expense on the unsecured notes or the line of credit.

(4)	Property operating margin is calculated by dividing property net operating income by property operating revenues.

EQUITY OFFICE PROPERTIES TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

NOTE 12 —	COMMITMENTS AND CONTINGENCIES

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

      On May 8, 2003, Broadband Office, Inc. and the official committee of unsecured creditors of Broadband Office Inc. (collectively, the “Plaintiffs”), filed a complaint (the “Complaint”) in the United States Bankruptcy Court for the District of Delaware against one private and seven public real estate companies, various affiliated entities (collectively the “Corporate Defendants”) and certain individuals, including Equity Office, David Helfand (a former executive vice president of Equity Office), Spieker Properties, Inc. and Spieker Properties, L.P. (which we acquired in 2001) and Craig Vought (formerly co-chief executive officer of Spieker Properties, Inc. and a former Equity Office trustee). On August 25, 2003, Plaintiffs filed a First Amended Complaint. Under the terms of our indemnification agreements with Messrs. Helfand and Vought, we may be responsible to reimburse them for the effect of any judgment rendered against them personally as well as the costs of their defense. To date, no separate defense costs have been incurred with respect to these individuals. We were an equity investor in, landlord to and customer of Broadband Office, and Messrs. Helfand and Vought were members of the board of directors of Broadband Office until their resignations on May 1, 2001 and May 2, 2001, respectively. Mr. Vought also served as a member of Broadband Office’s executive committee. Broadband Office filed for bankruptcy protection on May 9, 2001. The First Amended Complaint alleges, among other things, breaches of fiduciary duty and seeks recovery of what it characterizes as preferential payments and fraudulent transfers. It further seeks to hold us liable for the outstanding debts of the corporation, jointly and severally with all of the Corporate Defendants, as an alleged “general partner” of Broadband Office. The Plaintiffs allege that the amount of these claims exceeds $300 million in the aggregate. As of July 28, 2004, we believe that all parties have agreed to settle the case. All Corporate Defendants have agreed to contribute pro rata to the settlement, which does not involve payment of material sums by us. After we receive payment on certain claims against Broadband Office’s bankruptcy estate, the net amount of our payment will be less than $50,000. Although we believe that this settlement will be finalized, there are still a number of steps that must take place before it is complete. Among other things, the bankruptcy court overseeing Broadband Office’s bankruptcy proceeding must approve of the settlement. If this or any other condition to the settlement does not occur, then the lawsuit may go forward. Given such contingencies, and given further the inherent uncertainties of the judicial process and the early stage of this action, we are unable to predict the outcome of this matter with certainty. We intend to vigorously defend this

EQUITY OFFICE PROPERTIES TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

matter and believe we have meritorious defenses. As a result, we have not accrued for any potential liability in connection with this litigation. As in any litigation, there can be no assurance that we will prevail. Should the court not resolve this matter in our favor it could have a material adverse effect on our financial condition, results of operations and liquidity.

Forward-Starting Interest Rate Swaps

      As of December 31, 2003, we had $1.3 billion of forward-starting interest rate swaps outstanding, which were all settled during the six months ended June 30, 2004 (see Note 7 — Unsecured Notes and Derivative Financial Instruments). The market value of the swaps at December 31, 2003 represented a net liability to us of approximately $10.4 million (approximately $11.1 million is recorded in other assets and $21.5 million is recorded in other liabilities). The corresponding net market value of the swaps was included in accumulated other comprehensive income as December 31, 2003.

Fixed-to-Floating Interest Rate Swaps

      In March 2004, we entered into fixed-to-floating interest rate swap agreements in the notional amount of $1.0 billion to hedge the $1.0 billion of unsecured notes also issued in March 2004. We are the variable interest rate payer and the counterparty is the fixed rate payer. The variable interest rate is based on LIBOR plus 43 basis points plus 79 basis points of loan costs. The swaps are perfect fair value hedges because the periodic settlement dates and other key terms correspond to the dates and other key terms of the hedged unsecured notes.

      The fixed-to-floating interest rate swaps and the hedged unsecured notes are reflected on the consolidated balance sheet at market value. Any market adjustment on the swap agreements will be reflected in other assets or other liabilities, and the corresponding market adjustment on the unsecured notes will be reflected as either a premium or discount on the unsecured notes. The market value of the swaps at June 30, 2004 represented a liability to us of approximately $73.4 million.

Contingencies

      Certain joint venture agreements contain buy/ sell options in which each party has the option to acquire the interest of the other party. Except for certain agreements in which our partners in two of our Office Properties can require us to buy their interests, such agreements do not generally require that we buy our partners’ interest. The exceptions allow our unaffiliated partners, at their election, to require that we buy their interests during specified future time periods, commencing in 2009 and at amounts that represent the fair market value of their interest at that time or at amounts based on formulas contained in the respective agreements. In addition, we have granted options to each of two tenants to purchase the Office Property it occupies.

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

      Approximately 239 of our properties, consisting of 31.9 million square feet, are subject to restrictions on taxable dispositions under tax protection agreements entered into with some of the contributors of the properties. The carrying value of these properties was approximately $6.7 billion at June 30, 2004. The restrictions on taxable dispositions are effective for periods expiring at different times through 2021. The terms of these tax protection agreements generally prevent us from selling specific properties in taxable transactions unless we indemnify the contributing partners for their income tax liability on the portion of the gain on sale

EQUITY OFFICE PROPERTIES TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

allocated to them as a result of the property’s value at the time of its contribution to us or, in some cases, to our predecessor. We do not believe that the tax protection agreements materially affect the conduct of our business or our decisions whether to dispose of restricted properties during the restriction period because we generally hold these and our other properties for investment purposes, rather than for sale. Historically, however, where we have deemed it to be in our shareholders’ best interests to dispose of restricted properties, we have done so through transactions structured as tax-deferred transactions under section 1031 of the Internal Revenue Code. We anticipate structuring most future dispositions of restricted properties as transactions intended to qualify for tax-deferred treatment. We therefore view the likelihood of incurring any such material indemnification obligations to be remote. Were we to dispose of a restricted property in a taxable transaction, we generally would be required to pay to a partner that is a beneficiary of one of the tax protection agreements an amount based on the amount of income tax the partner would be required to pay on the incremental gain allocated to such partner as a result of the built-in gain that existed with respect to such property at the time of its contribution to us, or in some cases, to our predecessor. In some cases there is a further requirement to reimburse any additional tax liability arising from the indemnification payment itself. The exact amount that would be payable with respect to any particular taxable sale of a restricted property would depend on a number of factors, many of which can only be calculated at the time of any future sale, including the sale price of the property at the time of the sale, the partnership’s basis in the property at the time of the sale, the partner’s basis in the assets at the time of the contribution, the partner’s applicable rate of federal, state and local taxation at the time of the sale, and the timing of the sale itself.

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

Third-Party
Type of Insurance Coverage	Equity Office Loss Exposure/Deductible	Coverage Limitation

Property damage and business interruption(a)	$75 million annual aggregate exposure (which includes amounts paid for earthquake loss), plus $1 million per occurrence deductible	$1.0 billion per occurrence(c)
Earthquake(a)(b)	$75 million annual aggregate exposure (which includes amounts paid for property damage and business interruption loss), plus $1 million per occurrence deductible	$325 million in the aggregate per year(c)
Acts of terrorism(d)	$2.8 million per occurrence deductible (plus 10% of each and every loss with a maximum per occurrence exposure of $35.3 million which includes the $2.8 million deductible)	$825 million per occurrence(e)

EQUITY OFFICE PROPERTIES TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

(a)	We retain up to $75 million of such loss throughout the portfolio. In the event of a loss in excess of this retention limit, the third-party insurance carriers would be obligated to cover the losses up to the stated coverage amounts in the above table.

(b)	The amount of the third-party insurance relating to earthquakes is based on maximum probable loss studies performed by independent third parties. The maximum annual aggregate payment amount for earthquake loss is $325 million, inclusive of our loss exposure of $75 million plus $1 million per occurrence deductible. There can be no assurance that the maximum probable loss studies have accurately estimated losses that may occur.

(c)	These amounts include our loss exposure/ deductible amount.

(d)	The coverage includes nuclear, chemical and biological events. The coverage does not apply to non-TRIA (Terrorism Insurance Act of 2002) events (which are terrorism events that are not committed by a foreigner or a foreign country). We maintain separate insurance with a $325 million annual aggregate limit subject to a deductible of $1 million for non-TRIA events. This separate coverage for non-TRIA events excludes nuclear, biological and chemical events.

(e)	This amount is in excess of our deductible amounts.

      Pollution: We have pollution and remediation insurance coverage for both sudden and gradual events. Limits for this exposure are $2 million per loss and $10 million aggregate per year subject to a deductible of $100,000.

      Workers’ Compensation, Automobile Liability and General Liability: We have per occurrence deductible amounts for workers compensation of $500,000, auto liability of $250,000 and general liability of $1,000,000.

NOTE 13 —	SUBSEQUENT EVENTS

      The following transactions occurred subsequent to June 30, 2004, through July 30, 2004:

1. We repaid approximately $209.1 million of mortgage debt on the Worldwide Plaza office property. The property is now an unencumbered asset.

2. We received approximately $32.1 million in connection with the sale of our investment in the preferred shares of CT Convertible Trust I.

3. We obtained a $500 million bridge revolving credit facility that matures in July 2005. The credit facility bears interest at LIBOR plus 65 basis points and has an annual facility fee of 15 basis points.

4. With a pre-existing joint venture partner, we acquired Colorado Center, a six building office complex consisting of approximately 1.1 million square feet in Santa Monica, California, for a purchase price of approximately $443.6 million. We own 50% of the joint venture asset. Our net share of the purchase price was approximately $221.8 million.

5. We issued approximately $17.6 million of fixed interest rate EOP InterNotes with coupon rates ranging from 3.70% to 5.15%. The maturity dates range from three to six and a half years.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

      Certain of the statements contained in this Form 10-Q which are not historical fact may be forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”). We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 21E of the Exchange Act. Such statements (none of which is intended as a guarantee of performance) are subject to certain risks and uncertainties, which could cause actual results to differ materially from those projected or anticipated. A number of important factors could cause actual results to differ materially from those indicated by the forward-looking statements, including, but not limited to, the risks described in our current report on Form 8-K filed with the Securities and Exchange Commission (the “SEC”) on March 22, 2004, as the same may be supplemented from time to time. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date this Form 10-Q is filed with the SEC. Among the factors about which we have made assumptions are the following:

•	changes in general economic conditions;

•	the extent, duration and strength of any economic recovery;

•	the extent of any tenant bankruptcies and insolvencies;

•	our ability to maintain occupancy;

•	our ability to timely lease or re-lease space at anticipated net effective rents, calculated after giving effect to any required tenant improvements and leasing costs as well as free rent;

•	the amount of lease termination fees, if any;

•	the cost and availability of debt and equity financing;

•	our ability to dispose of certain assets from time to time on acceptable terms;

•	the effect of any impairment charges associated with asset dispositions or changes in market conditions;

•	our ability to realize anticipated cost savings and to otherwise create and realize economic benefits of scale;

•	our ability to obtain, at a reasonable cost, adequate insurance coverage for catastrophic events, such as earthquakes and terrorist acts; and

•	other risks and uncertainties detailed from time to time in our filings with the SEC.

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

Executive Summary

      We are the largest office REIT and publicly held owner of office properties in the nation based on market capitalization and square footage. We receive our revenue primarily from rental revenues generated by leases for our office space. The key factors that affect the office business and our operating results are the following:

•	the prevailing economic environment, including its effect on white-collar job growth in markets in which we have a presence;

•	occupancy rates;

•	rental rates on new leases;

•	tenant improvements and leasing costs incurred to retain and obtain tenants;

•	the extent of any early lease terminations and any lease termination fees;

•	operating expenses; and

•	the extent of any dispositions and acquisitions.

Current Economic Environment

      Over the past few years, we have faced an economic slowdown marked by slow employment growth and the highest office vacancy in the United States in over 10 years. The poor economic environment and weak office markets adversely impacted our financial results. Although the economy seems to be recovering, its recovery has not yet significantly impacted our financial results. Our overall office occupancy declined from 88.6% at December 31, 2002 to 86.3% at June 30, 2004. This was due to early lease terminations, which totaled approximately 7.4 million square feet and equated to approximately 6.0% of occupancy lost in our office portfolio during this 18-month period. Over the last four quarters, however, our occupancy has been stable at approximately 86% and we expect our occupancy to increase to approximately 88% by December 31, 2004.

      Market rental rates have declined over the last couple years and have significantly declined from their peak levels, which has adversely impacted our financial results. Although market rental rates seem to have begun to stabilize in many of our markets, the roll down of rents on our expiring leases to current market levels will continue to adversely impact our rental revenues, net income and funds from operations for the foreseeable future, assuming market rental rates do not materially increase from their existing levels. In addition, tenant improvements and leasing costs have increased significantly over the last 12 months due to the competitive market conditions for new and renewal leases. In 2004, we expect the cost to obtain and keep tenants, such as tenant improvements, leasing commissions, free rent and other concessions to approximate 2003 levels.

      On a macroeconomic level, we believe office markets are beginning to recover and there will only be a minimal supply of new office space in most of our core markets. In 2003, net absorption was approximately 12.8 million square feet in our top 20 markets. In 2004, we expect net absorption of approximately 30 to 35 million square feet in the same markets. We anticipate annual growth in the gross domestic product in the range of 3.5% to 4% and office job growth in our top 20 markets of approximately 2.5%. Although we believe this will lead to an increase in our occupancy level, any changes in these assumptions could impact our financial results.

Capital Transactions

      During 2003 through June 30, 2004, we took advantage of favorable market conditions for property sales by disposing of approximately $1.2 billion in assets. In addition, we entered into joint ventures and sold a 75% to 80% interest in 13 Office Properties for approximately $596.5 million. We used the proceeds from these asset sales to repay debt, redeem preferred shares, acquire strategic assets in core markets, fund distributions to common shareholders and unitholders and repurchase Common Shares and Units. As part of our capital allocation strategy, we are concentrating our new investments in our core markets and will continue to sell non-core assets and exit non-core markets provided that market conditions for real estate assets remain favorable. We may incur gains or losses on property sales and may also incur potential impairment charges as a result of either sales or changes in market conditions, some of which could be material.

      The remaining portion of our Management’s Discussion and Analysis of Financial Condition and Results of Operations will help you understand:

•	the key transactions that we completed during the six months ended June 30, 2004;

•	our critical accounting policies and estimates;

•	our results of operations for the three and six months ended June 30, 2004 and 2003;

•	our liquidity and capital resources; and

•	our funds from operations.

Key Transactions in 2004

      During the six months ended June 30, 2004, we completed the following key transactions:

Investing Activities

•	disposed of five office properties, 38 industrial properties and one vacant land parcel in various transactions to unaffiliated parties for approximately $274.0 million. The sold office properties consisted of approximately 567,765 square feet and the industrial properties consisted of approximately 2,275,550 square feet;

•	acquired the American Center office property for approximately $60.5 million consisting of two buildings and approximately 328,741 square feet;

•	acquired one of our joint venture partner’s 15.53% economic interest in the 1301 Avenue of the Americas office building for approximately $60.7 million and assumed our partner’s share of the mortgage notes of approximately $83.0 million and acquired another joint venture partner’s interest for approximately $7.5 million;

Financing Activities

•	redeemed the 8 5/8% Series C Cumulative Redeemable Preferred Shares of Beneficial Interest for approximately $114.1 million;

•	repaid $300 million of 6.50% unsecured notes and $100 million of 6.90% unsecured notes that matured in January 2004, $200 million of 6.80% unsecured notes that matured in May 2004 and $250 million of 6.5% unsecured notes that matured in June 2004;

•	issued $1.0 billion of unsecured notes due March 2014 with a coupon interest rate of 4.75%. In connection with this issuance, we settled $800 million of forward-starting interest rate swaps for a payment of approximately $69.1 million. Approximately $0.2 million of this payment was considered an ineffective hedge and was expensed during the first quarter. The remaining $68.9 million was considered an effective hedge and will be amortized to interest expense over the 10-year term of the $1.0 billion notes. The effective rate on these notes including issuance costs and the settlement of the forward-starting interest rate swaps is approximately 5.54%. We then entered into several fixed-to-floating interest rate swap agreements that effectively converted the interest rate on the newly issued unsecured notes from a fixed effective rate of 5.54% to a floating rate of LIBOR plus 43 basis points plus 79 basis points of loan costs;

•	issued $45 million of unsecured notes due May 2014 at a variable rate of LIBOR plus 77.5 basis points;

•	settled $500 million of forward-starting interest rate swaps and recognized an approximate $24.0 million gain. The swaps were entered into in 2003 to hedge an anticipated unsecured note offering expected to take place in June 2004, which did not occur;

•	launched a new program allowing for the issuance of up to $500 million of unsecured medium-term “EOP InterNotes” for sale to retail investors through licensed brokers. As of June 30, 2004, we had issued approximately $4.3 million of fixed interest rate EOP InterNotes with coupon rates ranging from 4.75% to 5.25%. The maturity dates range from four to six years. Including all offering expenses, the all-in effective rate of the InterNotes issued range from 4.95% to 5.44%;

•	repaid approximately $189.7 million of mortgage debt;

•	cancelled a $1.0 billion standby 364-day line of credit; and

Other

•	consolidated the assets, liabilities and results of operations of the SunAmerica Center office property as of January 1, 2004 in accordance with FIN 46(R) and recognized a cumulative effect of a change in accounting principle loss of approximately $33.7 million.

Critical Accounting Policies and Estimates

      Refer to our 2003 Annual Report on Form 10-K for a discussion of our critical accounting policies which include allowance for doubtful accounts, impairment of long-lived assets, depreciation and the fair value of financial instruments. There have been no material changes to these policies in 2004.

Results of Operations

Trends in Occupancy, Rental Rates, Lease Terminations and Tenant Improvements and Leasing Costs

      Below is a summary of leasing activity for tenants taking occupancy for the periods presented in our Office Properties. Our 10 largest markets in terms of property net operating income from continuing operations in order from greatest to least are Boston, San Francisco, San Jose, New York, Los Angeles, Seattle, Chicago, Washington D.C., Atlanta and Orange County. These markets accounted for approximately 78.7% of our property net operating income from continuing operations in the second quarter of 2004.

	For the three months		For the six months		For the year
	ended June 30,		ended June 30,		ended
					December 31,
Office Property Data:	2004	2003	2004	2003	2003

10 Largest Markets:
Portion of total office portfolio based on square feet at end of period	69.8%	68.8%	69.8%	68.8%	69.4%
Occupancy at end of period	86.1%	87.0%	86.1%	87.0%	86.1%
Gross square footage for tenants whose lease term commenced during the period	3,659,585	3,185,048	7,320,405	7,082,091	15,218,840
Weighted average annual rent per square foot for tenants whose lease term commenced during the period:
GAAP basis(a)(b)	$26.79	$29.07	$26.76	$29.69	$27.93
Cash basis(b)(c)	$25.70	$28.41	$25.87	$28.87	$26.99
Gross square footage for expiring and terminated leases during the period	3,729,685	3,409,363	7,466,587	8,295,338	15,932,288
Weighted average annual rent per square foot for expiring and terminated leases during the period:
GAAP basis(a)	$31.05	$30.93	$30.37	$31.78	$31.12
Cash basis(c)	$32.31	$31.41	$31.45	$32.08	$31.50
Total Office Portfolio:
Occupancy at end of period	86.3%	87.1%	86.3%	87.1%	86.3%
Gross square footage for tenants whose lease term commenced during the period	6,242,599	4,632,148	11,657,011	10,518,434	22,684,488
Weighted average annual rent per square foot for tenants whose lease term commenced during the period:
GAAP basis(a)(b)	$23.25	$26.61	$23.84	$26.95	$25.68
Cash basis(b)(c)	$22.57	$26.04	$23.16	$26.28	$24.86
Gross square footage for expiring and terminated leases during the period	6,153,544	4,755,613	11,758,555	11,844,621	23,976,592

	For the three months		For the six months		For the year
	ended June 30,		ended June 30,		ended
					December 31,
Office Property Data:	2004	2003	2004	2003	2003

Weighted average annual rent per square foot for expiring and terminated leases during the period:
GAAP basis(a)	$27.15	$28.23	$26.96	$28.89	$28.14
Cash basis(c)	$28.03	$28.73	$27.82	$29.27	$28.55

(a)	These weighted average GAAP rental rates are based on the average annual base rent per square foot over the term of each of the leases and the current estimated tenant reimbursements, if any.

(b)	Weighted average annual rent per square foot for new office leases for tenants whose lease term commenced during the period may lag behind market because leasing decisions typically are made anywhere from one month to 12 or more months prior to taking occupancy.

(c)	These weighted average annual cash rental rates are based on the monthly contractual rent as of the reporting date, or if the current rent payable is $0 then the first monthly rent payment due, under the existing leases as of June 30, 2004 multiplied by 12 months (“Annualized Cash Rent”). This amount reflects total base rent and estimated expense reimbursements from tenants as of June 30, 2004 without regard to any free rent and contractual increases or decreases in rent subsequent to June 30, 2004. We believe Annualized Cash Rent is a useful measure because this information can be used for comparison to current market rents as published by various third party sources.

      The general decline in occupancy for our Office Properties since the beginning of 2003 was a result of early lease terminations. Although lease termination fees increase current period income, future rental income will most likely be reduced. Given the decline in market rents, it is unlikely we will lease the space to new tenants at the same rate which had been payable under the terminated leases. We will also often incur downtime and additional costs to relet the space. Although there is no way of predicting future lease terminations, we currently anticipate that lease termination fees and the affected square feet will be lower in 2004 than 2003. The amount of lease termination fees are not necessarily proportionate to the square footage of leases being terminated.

      We estimate the average annual total rent of approximately $30.26 per square foot as of June 30, 2004 for all of our Office Properties, calculated on a cash basis, is approximately $3.50 to $4.00 per square foot above current market rent. However, the rent roll down in 2005 will be in the $5.00 to $6.00 range due to leases expiring five years after the rent peaked in most markets, which was in 2000. This roll down in rents adversely affects our rental revenues and until market rental rates increase substantially from their current levels, we expect it to adversely affect our rental revenues in subsequent periods as we enter into new leases. The square footage of leases scheduled to expire and the Annualized Cash Rent per occupied square foot for these leases is presented below.

		Annualized
	Square Feet	Cash Rent
	of Expiring	per Occupied
Year(a)	Leases	Square Foot

2004 (remainder)	5,516,620	$27.10
2005	13,350,972	29.86
2006	13,568,087	29.93
2007	12,971,856	28.81
2008	13,811,640	28.10
2009 and Thereafter	46,836,296	31.89

Total/ Average	106,055,471	$30.26

(a)	Based on the contractual termination date of the lease without regard to any early lease termination and/or renewal options.

      During 2003 and continuing in 2004, we experienced increases in tenant improvements and leasing costs as compared to historical levels as a result of competitive market conditions for new and renewal leases. The weighted average tenant improvements and leasing cost per square foot incurred for office leases which commenced during the three and six months ended June 30, 2004 was approximately $16.52 and $16.80, respectively, an increase compared to the cost of $15.51 and $14.92 per square foot incurred in the same respective periods in 2003. These increases in tenant improvements and leasing costs resulted in a decrease in net effective rents (contract rents reduced by tenant improvements costs, leasing commissions and any free rent periods) for lease renewals and retenanted properties. We expect tenant improvements and leasing costs to average approximately $18 to $20 per square foot in 2004.

Period-to-Period Comparisons

Acquisition and Disposition Activity

      Below is a summary of our acquisition and disposition activity since January 1, 2003. The buildings and total square feet shown include properties we own in joint ventures with other partners that we either consolidate or account for under the equity method. The total square feet of these unconsolidated properties is included in the table. Excluding the joint venture partners’ share of the square feet of the office properties, we effectively owned 114,281,026 square feet of office space as of June 30, 2004.

	Office Properties		Industrial Properties

	Buildings	Square Feet	Buildings	Square Feet

Properties owned as of:
December 31, 2002	734	125,725,399	77	5,967,759
Acquisitions	2	829,293	—	—
Developments placed in service	5	1,218,215	—	—
Dispositions(a)	(53)	(5,182,707)	(2)	(216,900)
Properties taken out of service(b)	(4)	(450,548)	—	—
Building remeasurements	—	115,273	—	—

December 31, 2003	684	122,254,925	75	5,750,859
Consolidation of SunAmerica Center	1	780,063	—	—
Developments placed in service(c)	1	114,955	—	—
Dispositions	(1)	(118,172)	—	—
Building remeasurements	—	1,501	—	1,875

March 31, 2004	685	123,033,272	75	5,752,734
Acquisitions	2	328,741	—	—
Dispositions	(4)	(449,593)	(38)	(2,275,550)
Building remeasurements	—	23,979	—	—

June 30, 2004	683	122,936,399	37	3,477,184

(a)	Excludes partial sales of real estate, which are accounted for under the equity method because the properties are still included in our portfolio statistics.

(b)	Cambridge Science Center (f/k/a Riverview I) is now considered a development and 175 Wyman has been taken out of service and is being held for potential redevelopment.

(c)	Douglas Corporate Center II, a development at December 31, 2003, is included in the office portfolio as an operational property effective in the first quarter 2004.

Results of Operations

      The financial data presented in the consolidated statements of operations show changes in revenues and expenses from period-to-period. We do not believe our period-to-period financial data are necessarily comparable because we acquire and dispose of properties on an ongoing basis. The following tables show results attributable to the Properties that were held during both periods being compared (the “Same Store Portfolio”) and the changes in our aggregate total portfolio of Properties (the “Total Portfolio”). The significant differences between our Same Store and Total Portfolios are:

•	revenues recorded and expenses incurred at the corporate level;

•	the consolidations of 1301 Avenue of the Americas and SunAmerica Center in the first quarter of 2004;

•	the consolidation of Key Center in the third quarter of 2003;

•	the acquisition of U.S. Bank Tower and 225 West Santa Clara in 2003 and American Center in 2004;

•	certain developments placed in service; and

•	the properties sold in 2003 and 2004 including the partial sale of 13 properties in December 2003 which are now included in income from investments in unconsolidated joint ventures.

      Included in property operating revenues are rental revenue, tenant reimbursements, parking and other income. Included in property operating expenses are insurance, repairs and maintenance and property operating expenses.

Comparison of the three months ended June 30, 2004 to the three months ended June 30, 2003

      The table below represents selected operating information for the Total Portfolio and for the Same Store Portfolio consisting of 635 consolidated Office Properties, 37 Industrial Properties and 23 unconsolidated joint venture Properties acquired or placed in service on or prior to April 1, 2003.

	Total Portfolio				Same Store Portfolio

			Change				Change

(Dollars in thousands)	2004	2003	$	%	2004	2003	$	%

Revenues:
Property operating revenues	$791,684	$777,104	$14,580	1.9%	$735,352	$749,222	$(13,870)	(1.9)%
Fee income	3,849	3,526	323	9.2	—	—	—	—

Total revenues	795,533	780,630	14,903	1.9	735,352	749,222	(13,870)	(1.9)

Expenses:
Depreciation and amortization	189,505	170,691	18,814	11.0	172,460	161,536	10,924	6.8
Real estate taxes	100,869	89,726	11,143	12.4	92,498	84,866	7,632	9.0
Property operating expenses	194,524	186,292	8,232	4.4	183,354	180,342	3,012	1.7
Ground rent	5,050	4,870	180	3.7	4,357	4,793	(436)	(9.1)
General and administrative(a)	13,709	17,655	(3,946)	(22.4)	—	—	—	—

Total expenses	503,657	469,234	34,423	7.3	452,669	431,537	21,132	4.9

Operating income	291,876	311,396	(19,520)	(6.3)	282,683	317,685	(35,002)	(11.0)

Other income/(expense):
Interest/dividend income	2,410	3,666	(1,256)	(34.3)	737	988	(251)	(25.4)
Realized gain on settlement of derivatives	24,016	—	24,016	100.0	—	—	—	—
Interest expense(b)	(211,147)	(208,583)	(2,564)	1.2	(40,793)	(47,169)	6,376	(13.5)

Total other income/(expense)	(184,721)	(204,917)	20,196	(9.9)	(40,056)	(46,181)	6,125	(13.3)

	Total Portfolio				Same Store Portfolio

			Change				Change

(Dollars in thousands)	2004	2003	$	%	2004	2003	$	%

Income before income taxes, allocation to minority interests and income from investments in unconsolidated joint ventures	107,155	106,479	676	0.6	242,627	271,504	(28,877)	(10.6)
Income taxes	(1,355)	(1,574)	219	(13.9)	(441)	(194)	(247)	127.3
Minority interests	(14,451)	(20,368)	5,917	(29.1)	(2,647)	(2,221)	(426)	19.2
Income from investments in unconsolidated joint ventures	14,739	20,946	(6,207)	(29.6)	10,359	14,490	(4,131)	(28.5)

Income from continuing operations	106,088	105,483	605	0.6	249,898	283,579	(33,681)	(11.9)
Discontinued operations (including net gain on sales of real estate of $1,927 and $44,448, respectively)	3,420	59,773	(56,353)	(94.3)	—	—	—	—

Net income	$109,508	$165,256	$(55,748)	(33.7)%	$249,898	$283,579	$(33,681)	(11.9)%

Property net operating income from continuing operations(c)	$496,291	$501,086	$(4,795)	(1.0)%	$459,500	$484,014	$(24,514)	(5.1)%

Deferred rental revenue	$22,959	$18,952	$4,007	21.1%	$17,889	$18,425	$(536)	(2.9)%

Lease termination fees	$8,383	$7,833	$550	7.0%	$8,755	$7,833	$922	11.8%

(a)	Corporate general and administrative expense is not allocated to the Same Store Portfolio because these expenses are not directly incurred in connection with any specific Property.

(b)	Interest expense (including amortization of deferred financing costs and prepayment expenses) for the Same Store Portfolio represents interest expense on property secured mortgage debt and does not include interest expense on the unsecured notes or the line of credit.

(c)	Represents segment data. See Item 1. Financial Statements Note 11 — Segment Information.

Property Operating Revenues

      The decrease in property operating revenues in the Same Store Portfolio was primarily attributable to reduced occupancy in the Same Store Portfolio from 86.6% at March 31, 2003 to 86.1% at June 30, 2004. The decrease in occupancy was due to early lease terminations. In addition to the decline in occupancy, rental revenues declined as a result of lower average rental rates on new leases as compared to average rental rates on expiring leases.

Depreciation and Amortization

      Total Portfolio and Same Store Portfolio depreciation and amortization expense increased from the prior period primarily as a result of capital and tenant improvements made since the beginning of the prior period and from an increase in deferred leasing costs.

Real Estate Taxes

      Real estate taxes increased for the Total Portfolio and Same Store Portfolio primarily due to an increase in estimated taxes at our properties located in California of approximately $9.0 million offset, in part, by savings at our properties located in Boston of approximately $1.3 million.

Property Operating Expenses

      Property operating expenses increased for the Same Store Portfolio primarily as a result of increases in repairs and maintenance expense of approximately $2.1 million and insurance expense of approximately $1.9 million, offset by a decrease in property operating expenses of approximately $1.0 million.

General and Administrative Expenses

      General and administrative expense decreased primarily as a result of approximately $2.6 million of consulting expenses and $4.2 million of corporate level severance expense incurred in 2003, partially offset by approximately $2.8 million of increased salaries and other general and administrative expenses in 2004.

Realized Gain on Settlement of Derivatives

      In the second quarter 2004 we settled $500 million of forward-starting interest rate swaps and recognized an approximate $24.0 million gain. The swaps were entered into in 2003 to hedge an anticipated unsecured note offering expected to take place in June 2004, which did not occur.

Interest Expense

      Interest expense for the Same Store Portfolio decreased primarily as a result of mortgage debt repayments since April 1, 2003 totaling approximately $310.9 million, which encumbered 10 properties.

Minority Interests

      Minority interests for the Total Portfolio decreased because of the decrease in net income during the three months ended June 30, 2004 as compared to the prior period.

Income from Investments in Unconsolidated Joint Ventures

      Income from investments in unconsolidated joint ventures for the Total and Same Store Portfolio decreased primarily because property operating revenues including lease termination fees declined. The decrease in property operating revenues was primarily attributable to reduced occupancy and lower average rental rates on new leases as compared to average rental rates on expiring leases.

Discontinued Operations

      The decrease in discontinued operations was the result of a lower net gain on the sale of properties during the three months ended June 30, 2004 as compared to the prior period, and by the loss of net income due to the sales. Discontinued operations for the three months ended June 30, 2003 include the net income of properties sold in 2003 and 2004 whereas the discontinued operations in 2004 only include the net income of properties sold during the three months ended June 30, 2004.

Comparison of the six months ended June 30, 2004 to the six months ended June 30, 2003

      The table below represents selected operating information for the Total Portfolio and for the Same Store Portfolio consisting of 635 consolidated Office Properties, 37 Industrial Properties and 23 unconsolidated joint venture Properties acquired or placed in service on or prior to January 1, 2003.

	Total Portfolio				Same Store Portfolio

			Change				Change

(Dollars in thousands)	2004	2003	$	%	2004	2003	$	%

Revenues:
Property operating revenues	$1,579,102	$1,554,152	$24,950	1.6%	$1,474,649	$1,497,423	$(22,774)	(1.5)%
Fee income	6,909	8,462	(1,553)	(18.4)	—	—	—	—

Total revenues	1,586,011	1,562,614	23,397	1.5	1,474,649	1,497,423	(22,774)	(1.5)

Expenses:
Depreciation and amortization	375,690	338,281	37,409	11.1	345,002	321,175	23,827	7.4
Real estate taxes	184,660	178,511	6,149	3.4	171,165	169,259	1,906	1.1
Property operating expenses	390,147	366,628	23,519	6.4	368,673	355,726	12,947	3.6
Ground rent	10,396	9,466	930	9.8	8,952	9,249	(297)	(3.2)
General and administrative(a)	25,018	31,157	(6,139)	(19.7)	—	—	—	—

Total expenses	985,911	924,043	61,868	6.7	893,792	855,409	38,383	4.5

Operating income	600,100	638,571	(38,471)	(6.0)	580,857	642,014	(61,157)	(9.5)

Other income/(expense):
Interest/dividend income	3,730	6,893	(3,163)	(45.9)	1,809	1,863	(54)	(2.9)
Realized gain on settlement of derivatives and sale of marketable securities	24,016	8,143	15,873	194.9	—	—	—	—
Interest expense(b)	(418,749)	(415,486)	(3,263)	0.8	(84,118)	(94,427)	10,309	(10.9)

Total other income/ (expense)	(391,003)	(400,450)	9,447	(2.4)	(82,309)	(92,564)	10,255	(11.1)

Income before income taxes, allocation to minority interests and income from investments in unconsolidated joint ventures	209,097	238,121	(29,024)	(12.2)	498,548	549,450	(50,902)	(9.3)
Income taxes	(1,092)	(2,570)	1,478	(57.5)	(435)	(371)	(64)	17.3
Minority interests	(24,966)	(40,188)	15,222	(37.9)	(5,536)	(4,756)	(780)	16.4
Income from investments in unconsolidated joint ventures	30,457	41,710	(11,253)	(27.0)	20,422	30,328	(9,906)	(32.7)

Income from continuing operations	213,496	237,073	(23,577)	(9.9)	512,999	574,651	(61,652)	(10.7)
Discontinued operations (including net gain on sales of real estate of $4,122 and $51,725, respectively)	7,748	85,361	(77,613)	(90.9)	—	—	—	—

	Total Portfolio				Same Store Portfolio

			Change				Change

(Dollars in thousands)	2004	2003	$	%	2004	2003	$	%

Income before cumulative effect of a change in accounting principle	221,244	322,434	(101,190)	(31.4)	512,999	574,651	(61,652)	(10.7)
Cumulative effect of a change in accounting principle	(33,697)	—	(33,697)	(100.0)	—	—	—	—

Net income	$187,547	$322,434	$(134,887)	(41.8)%	$512,999	$574,651	$(61,652)	(10.7)%

Property net operating income from continuing operations(c)	$1,004,295	$1,009,013	$(4,718)	(0.5)%	$934,811	$972,438	$(37,627)	(3.9)%

Deferred rental revenue	$44,567	$30,354	$14,213	46.8%	$37,414	$29,193	$8,221	28.2%

Lease termination fees	$28,142	$20,949	$7,193	34.3%	$22,838	$20,589	$2,249	10.9%

(a)	Corporate general and administrative expense is not allocated to the Same Store Portfolio because these expenses are not directly incurred in connection with any specific Property.

(b)	Interest expense (including amortization of deferred financing costs and prepayment expenses) for the Same Store Portfolio represents interest expense on property secured mortgage debt and does not include interest expense on the unsecured notes or the line of credit.

(c)	Represents segment data. See Item 1. Financial Statements Note 11 — Segment Information.

Property Operating Revenues

      The decrease in property operating revenues in the Same Store Portfolio was primarily attributable to reduced occupancy in the Same Store Portfolio from 88.2% at December 31, 2002 to 86.1% at June 30, 2004. The decrease in occupancy was due to early lease terminations. In addition to the decline in occupancy, rental revenues declined as a result of lower average rental rates on new leases as compared to average rental rates on expiring leases.

Depreciation and Amortization

      Total Portfolio and Same Store Portfolio depreciation and amortization expense increased from the prior period primarily as a result of capital and tenant improvements made since the beginning of the prior period and from an increase in deferred leasing costs.

Real Estate Taxes

      Real estate taxes increased for the Total Portfolio and Same Store Portfolio primarily due to an increase in estimated taxes at our properties located in California of approximately $6.0 million offset, in part, by savings at our properties located in Boston of approximately $4.9 million.

Property Operating Expenses

      Property operating expenses for the Same Store Portfolio increased primarily as a result of increases in repairs and maintenance expense of approximately $2.5 million, insurance expense of approximately $5.8 million, and property operating general and administrative expenses (which include legal, advertising, leasing, payroll and severance) of approximately $4.1 million.

General and Administrative Expenses

      General and administrative expense decreased primarily as a result of approximately $5.7 million of consulting expenses and greater corporate level severance expense of approximately $2.8 million in 2003, partially offset by approximately $2.3 million of increased salaries and other general and administrative expenses in 2004.

Realized Gain on Settlement of Derivatives and Sale of Marketable Securities

      In the second quarter 2004 we settled $500 million of forward-starting interest rate swaps and recognized an approximate $24.0 million gain. The swaps were entered into in 2003 to hedge an anticipated unsecured note offering expected to take place in June 2004, which did not occur.

      During 2002, we entered into an early lease termination agreement with a tenant that was scheduled to occupy an entire building. As part of the consideration for the lease termination, we received five million shares of common stock. These securities were sold during the first quarter of 2003 at a gain of approximately $8.1 million.

Interest Expense

      Interest expense for the Same Store Portfolio decreased primarily as a result of mortgage debt repayments since January 1, 2003 totaling approximately $310.9 million, which encumbered 10 properties.

Minority Interests

      Minority interests for the Total Portfolio decreased because of the decrease in net income during the six months ended June 30, 2004 as compared to the prior period.

Income from Investments in Unconsolidated Joint Ventures

      We acquired the remaining economic interests in 1301 Avenue of the Americas and Key Center office buildings and consolidated these properties. The consolidation caused a decrease in income from investments in unconsolidated joint ventures for the Total Portfolio. In the six months ended June 30, 2003, the net income from these properties that was included in income from investments in unconsolidated joint ventures was approximately $8.7 million. This decrease was partially offset by the 13 office properties that were partially sold in the fourth quarter 2003 and are now accounted for under the equity method. These properties contributed approximately $7.0 million to income from investments in unconsolidated joint ventures in the six months ended June 30, 2004.

      Income from investments in unconsolidated joint ventures for the Total and Same Store Portfolio decreased because property operating revenues declined due to reduced occupancy and lower average rental rates on new leases as compared to average rental rates on expiring leases.

Discontinued Operations

      The decrease in discontinued operations was the result of a lower net gain on the sale of properties during the six months ended June 30, 2004 as compared to the prior period, and by the loss of net income due to the sales. Discontinued operations for the six months ended June 30, 2003 includes the net income of properties sold in 2003 and 2004 whereas the discontinued operations in 2004 only includes the net income of properties sold during the six months ended June 30, 2004.

Cumulative Effect of a Change in Accounting Principle

      Under the provisions of FIN 46(R), we consolidated the assets, liabilities and results of operations of SunAmerica Center effective January 1, 2004, and recorded a cumulative effect of a change in accounting principle resulting in a loss of approximately $33.7 million. See Item 1. Financial Statements Note 8 — Cumulative Effect of a Change in Accounting Principle.

Discontinued Operations

      See Item 1. Financial Statements Note — 4 Discontinued Operations for a summary of the results of operations of properties sold.

Liquidity and Capital Resources

Liquidity

      Our net cash provided by operating activities is primarily dependent upon the occupancy level of our properties, the rental rates on our leases, the collectibility of rent from our tenants and the level of operating and other expenses. Our net cash provided by operating activities, including our share of net cash provided by operating activities from unconsolidated joint ventures, has been our primary source of liquidity to fund debt service, capital improvements, tenant improvements and leasing costs for operating properties as well as distributions to our shareholders and unitholders. We expect that our line of credit, other financing sources that may become available to us and future property sales will adequately provide for any additional amounts which may be needed to fund working capital and unanticipated cash needs as well as acquisitions and development costs.

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

      Moody’s, Standard & Poors and Fitch provide credit ratings on our unsecured notes and preferred stock. In July 2004, Moody’s downgraded our credit ratings from Baa1 to Baa2 with a stable outlook. Standard & Poors and Fitch have retained our credit ratings at BBB+ with a stable outlook. If Standard & Poors or Fitch downgrades our credit ratings, the interest rate charged on our line of credit will increase. In addition, the interest rate associated with any future financings may be impacted if our credit ratings adversely change. A security rating is not a recommendation to buy, sell or hold securities and is subject to revision or withdrawal at any time by the assigning rating organization. Each rating should be evaluated independently of any other rating.

      In order to qualify as a REIT for federal income tax purposes, we must distribute at least 90% of our taxable income (excluding capital gains) to our shareholders. We currently distribute capital gains to our shareholders; however, these gains can be retained by us and taxed at the corporate tax rate. Accordingly, we currently intend, although we are not legally obligated, to continue to make regular quarterly distributions to holders of our common and preferred shares, at least at the level required to maintain our REIT status. The declaration of dividends on capital shares is at the discretion of the Board of Trustees, which decision is made quarterly by the Board of Trustees based on then prevailing circumstances.

Net Free Cash Flow

      We define net free cash flow as (a) net cash provided by operating activities determined in accordance with GAAP plus funds from operations (“FFO”) from our joint venture activities and minority interests (which we view as an integral part of our business) plus changes in assets and liabilities, less (b) expenditures for capital improvements, tenant improvements and leasing costs and distributions to our shareholders and unitholders. Net free cash flow is a non-GAAP financial measure and is reconciled to net cash provided by operating activities, the most directly comparable GAAP measure, for the periods presented below. Our calculation of net free cash flow is not necessarily comparable to similar measures that may be presented by other companies.

      Lower occupancy levels, reduced rental rates, and reduced revenues as a result of asset sales have had the effect of reducing our net cash provided by operating activities. In addition, our tenant improvements and leasing costs have increased as compared to historical levels due to competitive market conditions for new and renewal leases. During the three months ended and six months ended June 30, 2004 and the year ended December 31, 2003, our net free cash flow was insufficient to pay capital improvements, tenant improvements and leasing costs and distributions to our shareholders and unitholders by approximately $68.5 million,

$98.5 million and $179.1 million, respectively. We funded this net free cash flow deficit primarily with a combination of proceeds from property dispositions and borrowings under our line of credit.

      Below is a reconciliation of our net free cash flow to net cash provided by operating activities, the most directly comparable GAAP measure, for the three months and six months ended June 30, 2004 and the year ended December 31, 2003.

	For the	For the
	three months	six months	For the year
	ended	ended	ended
	June 30,	June 30,	December 31,
(Dollars in thousands)	2004	2004	2003

	(Unaudited)
Net cash provided by operating activities	$342,695	$564,411	$1,132,303
Plus: Net joint venture and minority interest FFO excluding non-cash items (deferred rent, loan amortization and non-real estate depreciation)	19,488	42,640	112,800
Plus: Total changes in assets and liabilities in net cash provided by operating activities, net of provision for doubtful accounts, deferred rent and net distributions from unconsolidated joint ventures	(60,230)	(5,498)	31,249
(Less) plus: Gain on settlement of derivatives, other timing differences and changes in non-cash items	(22,078)	(20,144)	11,665
Less: Paid or accrued distributions to common shareholders and unitholders	(225,552)	(451,546)	(901,259)
Less: Capital improvements, tenant improvements and leasing costs (for leases which commenced during the period) and other costs including our share of joint venture capital improvements, tenant improvements and leasing costs	(115,216)	(212,089)	(512,036)
Less: Preferred distributions (excluding deferred issuance costs of $1,305, $5,431 and $0, respectively)	(7,641)	(16,261)	(53,841)

Net Free Cash Flow Deficit	$(68,534)	$(98,487)	$(179,119)

      If our net cash from operating activities and tenant improvements and leasing costs continue at these levels, and if our Board of Trustees continues to declare distributions on our common shares at current levels, we expect that our net free cash flow deficit will continue in subsequent periods and that we will fund this deficit in a similar manner. We currently anticipate that the deficit for the remainder of 2004 will be comparable to the deficit incurred during the six months ended June 30, 2004. This estimate is based on various assumptions which are difficult to predict, including the level of leasing activity at year-end and related leasing costs. Any changes in our assumptions could impact our financial results.

      As of June 30, 2004, we had $349.3 million (of which $209.1 million of mortgage debt was repaid in July) of debt maturing through December 31, 2004, which excludes scheduled principal payments prior to maturity. Should our Board of Trustees continue to declare distributions at current levels we will not be able to retain sufficient cash to repay all of our debt as it comes due using only cash from operating activities and we will be required to repay most of our maturing debt with proceeds from asset sales and debt offerings. Although there can be no assurance that such funding at acceptable terms will be available to us, we believe that net cash provided by operating activities, draws under our line of credit, proceeds from other financing sources that we expect to be available to us and proceeds from anticipated asset sales will together provide sufficient liquidity to meet our cash needs during this period.

Distributions

      In the second quarter 2004, the Board of Trustees declared distributions on preferred shares as reflected below:

			Distributions for the
	Distribution	Annualized	three months ended
	Declared for	Distribution	June 30, 2004
Security	Current Quarter	Per Share	(Dollars in thousands)

Series B Preferred Shares	$0.65625	$2.625	$3,931
Series G Preferred Shares	$0.484375	$1.9375	$4,117

      The Board of Trustees also declared distributions on the common shares for the second quarter of 2004 at the rate of $.50 per common share.

Contractual Obligations

      As of June 30, 2004, we were subject to certain material contractual payment obligations as described in the table below. We were not subject to any material capital lease obligations or unconditional purchase obligations as of June 30, 2004.

	Payments Due by Period

		Remainder
(Dollars in thousands)	Total	of 2004	2005	2006	2007	2008	Thereafter

Contractual Obligations:
Long-term debt:
Mortgage debt(a)	$2,852,339	$228,977	$1,099,570	$286,794	$239,763	$134,984	$862,251
Unsecured notes(b)	9,015,842	30,000	675,000	650,000	976,500	778,190	5,906,152
Line of Credit	376,300	—	—	376,300	—	—	—
Series B Preferred Shares	299,500	—	—	—	—	299,500	—
Share of mortgage debt of unconsolidated joint ventures	344,384	111,475	19,270	52,283	2,622	16,989	141,745
Operating leases	1,252,270	8,292	16,649	16,748	16,646	16,660	1,177,275
Share of ground leases of unconsolidated joint ventures	127,958	608	1,216	1,258	1,294	1,294	122,288
Construction contracts on developments	2,722	2,722	—	—	—	—	—

Total Contractual Obligations	$14,271,315	$382,074	$1,811,705	$1,383,383	$1,236,825	$1,247,617	$8,209,711

Weighted Average Interest Rates on Maturing Debt:
Long-term debt:
Mortgage debt	7.60%	6.85%	7.58%	7.21%	7.87%	7.48%	7.86%
Unsecured notes	6.65%	7.26%	5.67%	7.52%	7.52%	7.26%	6.44%
Line of credit	1.90%	—	—	1.90%	—	—	—
Share of mortgage debt of unconsolidated joint ventures	4.68%	2.34%	1.91%	7.66%	—	6.92%	5.43%

Total Weighted Average Interest Rates	6.67%	5.46%	6.80%	5.90%	7.59%	7.28%	6.61%

(a)	Balance excludes a net unamortized discount of $14.0 million.

(b)	Balance excludes a net unamortized discount of $72.8 million.

Fixed-to-Floating Interest Rate Swaps

      See Item 1. Financial Statements Note — 12 Commitments and Contingencies for information on our fixed-to-floating interest rate swaps.

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

Debt Financing

Consolidated Debt

      The table below summarizes our consolidated mortgage debt, unsecured notes and line of credit indebtedness at June 30, 2004 and December 31, 2003.

	June 30,	December 31,
(Dollars in thousands)	2004	2003

Balance
Fixed rate	$10,593,667	$11,108,801
Variable rate(a)	1,564,014	370,000

Total	$12,157,681	$11,478,801

Percent of total debt
Fixed rate	87.1%	96.8%
Variable rate(a)	12.9%	3.2%

Total	100.0%	100.0%

Effective interest rate at end of period
Fixed rate	7.30%	7.11%
Variable rate(a)	2.85%	1.93%

Effective interest rate	6.73%	6.94%

(a)	The variable rate debt as of June 30, 2004 includes $1.0 billion of fixed rate unsecured notes that were converted to a variable rate based on LIBOR plus 122 basis points through several interest rate swap agreements entered into on March 23, 2004. The interest rates for the remaining variable rate debt are based on various spreads over LIBOR.

      The increase in total consolidated debt of approximately $678.9 million from December 31, 2003 to June 30, 2004 was primarily due to the consolidations of SunAmerica Center and 1301 Avenue of the Americas, which were encumbered by approximately $737.5 million of mortgage debt. Since December 31, 2003, the following transactions affected our consolidated debt:

(Dollars in thousands)

Consolidation of SunAmerica Center	$203,225
Consolidation of our share of 1301 Avenue of the Americas	451,285
Consolidation of our partner’s share of 1301 Avenue of the Americas	82,970

Total consolidation of mortgage debt	737,480
Mortgage debt repayments	(214,693)
Issuance of unsecured notes	1,049,342
Repayment of unsecured notes	(850,000)
Net activity on the line of credit	42,300
Increase in net discount on mortgage debt and unsecured notes	(85,549)

Total increase of consolidated debt	$678,880

Unconsolidated Debt

      Our share of unconsolidated debt was approximately $344.4 million and $797.3 million at June 30, 2004 and December 31, 2003, respectively. The decrease of approximately $452.9 million was primarily due to the consolidation of 1301 Avenue of the Americas of which our share of the mortgage debt was approximately $451.3 million.

Mortgage Debt

      As of June 30, 2004, total mortgage debt (excluding our share of the mortgage debt encumbering unconsolidated properties of approximately $344.4 million) consisted of approximately $2,695.7 million of fixed rate debt with a weighted average interest rate of approximately 7.81% and $142.7 million of variable rate debt based on various spreads over LIBOR (the average effective rate on variable rate debt was 3.70% as of June 30, 2004 which includes the spread over LIBOR). See “Liquidity and Capital Resources — Contractual Obligations” for annual payment obligations under our mortgage debt.

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

Line of Credit

      We have a $1.0 billion revolving credit facility that was obtained in May 2003 and matures in May 2006. As of August 2, 2004 and June 30, 2004, $880.0 million and $376.3 million was outstanding under this facility, respectively. The line of credit bears interest at LIBOR plus 60 basis points, but would increase in the event of an adverse change in our credit ratings from Standard & Poors or Fitch. The line of credit has an annual facility fee of 20 basis points payable quarterly. In addition, a competitive bid option, whereby the lenders participating in the credit facility may bid on the interest to be charged resulting in an interest rate lower than LIBOR plus 60 basis points, is available for up to $350 million of the borrowings under the credit facility. The effective rate on the line of credit at June 30, 2004 was approximately 1.90%.

Bridge Revolving Credit Facility

      In July 2004 we obtained a $500 million bridge revolving credit facility that matures in July 2005. The credit facility bears interest at LIBOR plus 65 basis points and has an annual facility fee of 15 basis points. As of August 2, 2004, $100.0 million was outstanding under this facility. Amounts borrowed under the facility are required to be repaid with certain cash proceeds from property sales and any cash proceeds from debt and equity offerings.

      The $500 million available under this facility will be reduced by the amount of such mandatory prepayments as well as the amount by which such cash proceeds from property sales and debt and equity offerings exceed amounts otherwise due under the facility.

Unsecured Notes

      Unsecured notes increased to approximately $8,943.0 million at June 30, 2004 compared to approximately $8,828.9 million at December 31, 2003, as a result of the issuance of $1,049.3 million of unsecured notes, offset by the repayment of $850.0 million of unsecured notes and the increase in the mark-to-market adjustment of $85.2 million relating to fixed-to-floating interest rate swaps.

      The table below summarizes the unsecured notes outstanding as of June 30, 2004:

	Coupon	Effective	Principal
Original Term	Rate	Rate(a)	Balance	Maturity Date

	(Dollars in thousands)
Fixed interest rate:
7 Years	7.24%	7.26%	$30,000	09/01/04
8 Years	6.88%	6.40%	125,000	02/01/05
7 Years	6.63%	4.99%	400,000	02/15/05
7 Years	8.00%	6.49%	100,000	07/19/05
8 Years	7.36%	7.69%	50,000	09/01/05
6 Years	8.38%	7.65%	500,000	03/15/06
9 Years	7.44%	7.74%	50,000	09/01/06
10 Years	7.13%	6.74%	100,000	12/01/06
9 Years	7.00%	6.80%	1,500	02/02/07
9 Years	6.88%	6.83%	25,000	04/30/07
9 Years	6.76%	6.76%	300,000	06/15/07
10 Years	7.41%	7.70%	50,000	09/01/07
7 Years	7.75%	7.91%	600,000	11/15/07
10 Years	6.75%	6.97%	150,000	01/15/08
10 Years	6.75%	7.01%	300,000	02/15/08
8 Years(b)	7.25%	7.64%	325,000	11/15/08
10 Years	6.80%	6.94%	500,000	01/15/09
10 Years	7.25%	7.14%	200,000	05/01/09
11 Years	7.13%	6.97%	150,000	07/01/09
10 Years	8.10%	8.22%	360,000	08/01/10
10 Years	7.65%	7.20%	200,000	12/15/10
10 Years	7.00%	6.83%	1,100,000	07/15/11
10 Years	6.75%	7.02%	500,000	02/15/12
10 Years	5.88%	5.98%	500,000	01/15/13
20 Years	7.88%	8.08%	25,000	12/01/16
20 Years	7.35%	8.08%	200,000	12/01/17
20 Years	7.25%	7.54%	250,000	02/15/18
30 Years	7.50%	8.24%	150,000	10/01/27

	Coupon	Effective	Principal
Original Term	Rate	Rate(a)	Balance	Maturity Date

	(Dollars in thousands)
30 Years	7.25%	7.31%	225,000	06/15/28
30 Years	7.50%	7.55%	200,000	04/19/29
30 Years	7.88%	7.94%	300,000	07/15/31
EOP InterNotes(c)	4.88%	5.08%	4,342	06/15/08-06/15/10

Weighted Average/ Subtotal	7.19%	7.12%	7,970,842

Variable-interest rate:
10 Years(d)	4.75%	3.12%	1,000,000	3/15/14
10 Years(e)	2.07%	2.17%	45,000	5/27/14

Weighted Average/ Subtotal	4.63%	3.08%	1,045,000

Total Weighted Average	6.89%	6.65%	9,015,842

Net discount			(72,843)

Total			$8,942,999

(a)	Includes the effect of settled interest rate protection and interest rate swap agreements, offering and transaction costs and premiums and discounts on certain unsecured notes.

(b)	The notes are exchangeable into Common Shares at an exchange rate of $34.00 per share. If the closing price of a Common Share at the time a holder exercises its exchange right is less than the exchange price of $34.00, the holder will receive, in lieu of Common Shares, cash in an amount equal to 97% of the product of the number of Common Shares into which the principal amount of notes subject to such exercise would otherwise be exchangeable and the current market price per Common Share.

(c)	The rates shown are weighted average rates. The coupon rate on the EOP InterNotes range from 4.75% to 5.25%. Including all offering expenses, the all-in effective rates of the EOP InterNotes range from 4.95% to 5.44%.

(d)	As of March 23, 2004, $1.0 billion of fixed-rate unsecured notes were converted to a variable interest rate based on LIBOR plus 122 basis points through several interest rate swap agreements entered into on March 23, 2004.

(e)	The notes have an interest rate of LIBOR plus 77.5 basis points.

      As of July 30, 2004, approximately $3.1 billion was available for issuance under previously filed $3.0 billion and $4.0 billion shelf registration statements.

Restrictions and Covenants under Unsecured Indebtedness

      Agreements or instruments relating to our lines of credit and unsecured notes contain certain financial restrictions and requirements regarding total debt-to-assets ratios, debt service coverage ratios, minimum ratio of unencumbered assets to unsecured debt and other limitations. As of June 30, 2004, we were in compliance with each of these financial restrictions and requirements. If we fail to comply with any of these restrictions and requirements, then the indebtedness could become due and payable before its stated due date.

      Set forth below are the financial restrictions and requirements to which we are subject under our unsecured note indentures and our performance under each covenant as of June 30, 2004:

Covenants(a) (in each case as defined in the respective indenture)	Actual Performance

Debt to Adjusted Total Assets may not be greater than 60%	47%
Secured Debt to Adjusted Total Assets may not be greater than 40%	12%
Consolidated Income Available for Debt Service to Annual Debt Service charge may not be less than 1.50:1	2.45
Total Unencumbered Assets to Unsecured Debt may not be less than 150%(b)	216%

(a)	The calculations of our actual performance under each covenant are included as Appendix A to this Form 10-Q.

(b)	The unsecured notes assumed in the merger with Spieker Partnership are subject to a minimum ratio of 165%.

Equity Securities

      The following table presents the changes in our issued and outstanding Common Shares and EOP Partnership’s Units (exclusive of Units owned by us) since December 31, 2003:

	Common Shares	Units	Total

Outstanding at December 31, 2003	400,460,388	49,032,230	449,492,618
Share options exercised	1,647,244	—	1,647,244
Common Shares repurchased/retired(a)	(38,664)	—	(38,664)
Units redeemed for Common Shares	236,553	(236,553)	—
Units redeemed for cash	—	(31,550)	(31,550)
Restricted shares and share awards issued, net of cancellations	1,040,923	—	1,040,923

Outstanding at March 31, 2004	403,346,444	48,764,127	452,110,571
Share options exercised	35,165	—	35,165
Common Shares repurchased/retired(b)	(1,359,219)	—	(1,359,219)
Units redeemed for Common Shares	459,436	(459,436)	—
Units redeemed for cash	—	(38,030)	(38,030)
Units issued(c)	—	1,930	1,930
Restricted shares and share awards issued, net of cancellations	(70,265)	—	(70,265)

Outstanding at June 30, 2004	402,411,561	48,268,591	450,680,152

(a)	These Common Shares were repurchased and retired at an average price of $29.71 per share for approximately $1.1 million in the aggregate.

(b)	These Common Shares were repurchased and retired at an average price of $26.07 per share for approximately $35.4 million in the aggregate.

(c)	During the second quarter 2004, we issued units in connection with the buyout of a partner’s interest in the 500 Orange property. The total value of the Units was approximately $50,000.

Cash Flows

      The following summary discussion of our cash flows is based on the consolidated statements of cash flows in Item 1. — Financial Statements and is not meant to be an all-inclusive discussion of the changes in our cash flows for the periods presented below.

Six Months Ended June 30, 2004 and 2003

      Cash and cash equivalents increased by approximately $3.9 million to $73.3 million at June 30, 2004, compared to $69.4 million at December 31, 2003. This increase was the net result of approximately $564.4 million provided by operating activities, approximately $143.0 million used for investing activities (consisting primarily of $119.5 million used for property acquisitions and approximately $304.2 million used for capital and tenant improvements, lease commissions and other costs offset by $233.5 million in property sales and $47.2 million released from escrow) and approximately $417.5 million used for financing activities.

Additional Items for 2004

Developments in Process

      Developments in process decreased by approximately $7.6 million to $67.6 million at June 30, 2004 compared to $75.2 million at December 31, 2003. This decrease was a result of one development placed in service (Douglas Corporate Center II of which total costs incurred at December 31, 2003 were approximately $13.6 million), partially offset by additional costs of approximately $6.0 million spent on current developments.

Deferred Rent Receivable

      Deferred rent receivable increased by approximately $67.5 million to $446.8 million at June 30, 2004, compared to $379.3 million at December 31, 2003. This increase was a result of a $44.9 million increase in receivables recorded from tenants for the current difference between the straight-line rent and the rent that is contractually due from tenants, a $5.4 million increase related to the consolidation of SunAmerica Center and a $15.4 million increase related to the consolidation of the 1301 Avenue of the Americas office building after we acquired the remaining economic interest in the joint venture.

Investments in Unconsolidated Joint Ventures

      Investments in unconsolidated joint ventures decreased by approximately $159.3 million to $968.0 million at June 30, 2004, compared to $1,127.2 million at December 31, 2003. This decrease was primarily a result of a $157.7 million investment at December 31, 2003 in the 1301 Avenue of the Americas office building, which was consolidated in February 2004 after we acquired the remaining economic interest in the joint venture.

Prepaid Expenses and Other Assets

      Prepaid expenses and other assets decreased by approximately $125.3 million to $219.6 million at June 30, 2004 compared to $344.9 million at December 31, 2003. This decrease was primarily a result of an $82.2 million note receivable related to the SunAmerica Center whose assets, liabilities, and results of operations were consolidated in 2004, a $14.5 million decrease in prepaid expenses and an $11.1 million decrease in the market value of the forward-starting interest rate swaps.

Distribution Payable

      Distribution payable increased by approximately $225.7 million to approximately $229.6 million at June 30, 2004 compared to $3.9 million at December 31, 2003. This increase was a result of the common share distribution declaration for the second quarter of 2004, which was paid in July 2004. The fourth quarter 2003 distribution was declared and paid in the fourth quarter of 2003.

Market Risk

      Since December 31, 2003 there were no material changes in the information regarding market risk that was provided in the Form 10-K for the year ended December 31, 2003, except as noted below:

Interest Rate Risk

      As of June 30, 2004 and December 31, 2003, the fair value of our fixed-rate debt was approximately $.9 billion and $1.3 billion higher than the book value of approximately $10.6 billion and $11.1 billion, respectively, due to the general decrease in market interest rates on secured and unsecured debt.

Interest Rate Risk — Derivatives

Forward-Starting and Fixed-to-Floating Interest Rate Swaps

      As of December 31, 2003, we had $1.3 billion of forward-starting interest rate swaps outstanding, which were all settled during the six months ended June 30, 2004. In the second quarter 2004 we settled $500 million of the forward-starting interest rate swaps and recognized an approximate $24.0 million gain. The swaps were entered into in 2003 to hedge an anticipated unsecured note offering expected to take place in June 2004, which did not occur.

      In March 2004, in conjunction with a $1.0 billion debt offering, we settled $800 million of forward-starting interest rate swaps that were outstanding as of December 31, 2003.

      In March 2004, we entered into $1.0 billion of fixed-to-floating interest rate swap agreements to hedge the $1.0 billion of unsecured notes also issued in March 2004.

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

Capital Improvements, Tenant Improvements and Leasing Costs

Capital Improvements

      Significant renovations and improvements, which improve or extend the useful life of our Properties are capitalized. We categorize these capital expenditures as follows:

•	Capital Improvements — improvements that enhance the value of the property such as lobby renovations, roof replacement, significant renovations for Americans with Disabilities Act compliance, chiller replacement and elevator upgrades.

•	Development and Redevelopment Costs — include costs associated with the development or redevelopment of a property including tenant improvements, leasing commissions, capitalized interest and operating costs incurred during completion of the property and incurred while the property is made ready for its intended use.

      The table below details the costs incurred for each type of improvement.

	For the three months ended June 30,

	2004		2003

		Unconsolidated		Unconsolidated
	Consolidated	Properties	Consolidated	Properties
(Dollars in thousands)	Properties	(our share)	Properties	(our share)

Capital Improvements:
Capital improvements	$16,217	$1,188	$8,767	$1,401
Development costs	22,583	13	22,170	(215)
Redevelopment costs	—	—	1,874	—

Total capital improvements	$38,800	$1,201	$32,811	$1,186

	For the six months ended June 30,

	2004		2003

		Unconsolidated		Unconsolidated
	Consolidated	Properties	Consolidated	Properties
(Dollars in thousands)	Properties	(our share)	Properties	(our share)

Capital Improvements:
Capital improvements	$21,489	1,777	$13,807	$1,676
Development costs	42,528	163	45,767	4,331
Redevelopment costs	356	—	5,545	—

Total capital improvements	$64,373	$1,940	$65,119	$6,007

Tenant Improvements and Leasing Costs

      Costs related to the renovation, alteration or build-out of existing office space, as well as related leasing costs, are capitalized and depreciated or amortized over the lease term. These tenant improvements may include, but are not limited to, floor coverings, ceilings, walls, HVAC, mechanical, electrical, plumbing and fire protection systems.

      The amounts shown below represent the total tenant improvements and leasing costs for leases which commenced during the period, regardless of when such costs were actually paid.

	For the three months ended June 30,

	2004		2003

		Total Cost		Total Cost
		per Square		per Square
(Dollars in thousands, except per square foot amounts)	Total Costs	Foot Leased	Total Costs	Foot Leased

Consolidated Properties:

Office Properties:
Renewals	$29,272	$10.09	$32,497	$12.47
Retenanted	63,128	23.14	35,340	20.08

Total/ Weighted Average	$92,400	$16.41	$67,837	$15.54

Industrial Properties:
Renewals	$114	$2.90	$336	$15.28
Retenanted	635	5.74	361	5.95

Total/ Weighted Average	$749	$5.00	$697	$8.43

Unconsolidated Joint Ventures (a):

Renewals	$1,479	$11.95	$1,697	$17.01
Retenanted	2,910	27.33	673	11.19

Total/ Weighted Average	$4,389	$19.06	$2,370	$14.82

Total Properties (renewals and retenanted combined):

Office (consolidated and unconsolidated)	$96,789	$16.52	$70,207	$15.51
Industrial	749	5.00	697	8.43

Total/ Weighted Average	$97,538	$16.23	$70,904	$15.38

	For the six months ended June 30,

	2004		2003

		Total Cost		Total Cost
		per Square		per Square
(Dollars in thousands, except per square foot amounts)	Total Costs	Foot Leased	Total Costs	Foot Leased

Consolidated Properties:

Office Properties:
Renewals	$46,223	$9.64	$56,315	$10.56
Retenanted	118,906	22.51	78,598	19.16

Total/ Weighted Average	$165,129	$16.39	$134,913	$14.30

Industrial Properties:
Renewals	$1,345	$2.29	$481	$2.89
Retenanted	1,593	5.08	593	3.45

Total/ Weighted Average	$2,938	$3.26	$1,074	$3.17

Unconsolidated Joint Ventures(a):

Renewals	$8,698	$20.59	$9,889	$31.06
Retenanted	6,506	27.58	2,830	20.51

Total/ Weighted Average	$15,204	$23.09	$12,719	$27.87

	For the six months ended June 30,

	2004		2003

		Total Cost		Total Cost
		per Square		per Square
(Dollars in thousands, except per square foot amounts)	Total Costs	Foot Leased	Total Costs	Foot Leased

Total Properties (renewals and retenanted combined):

Office (consolidated and unconsolidated)	$180,333	$16.80	$147,632	$14.92
Industrial	2,938	3.26	1,074	3.17

Total/ Weighted Average	$183,271	$15.75	$148,706	$14.53

(a)	Represents our share of unconsolidated joint venture tenant improvements and leasing costs for office properties.

      We have seen evidence suggesting that rents may have begun to stabilize. Tenant improvements and leasing costs, however, have increased over the last 12 months as compared to historical levels due to competitive market conditions for new and renewal leases. These increases in tenant improvements and leasing costs contributed to a decrease in net effective rents (contract rents reduced by tenant improvements costs, leasing commissions and any free rent periods) for lease renewals and retenanted properties.

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

	For the three months		For the six months ended
	ended June 30,		June 30,

(Dollars in thousands)	2004	2003	2004	2003

Total capital improvements	$38,800	$32,811	$64,373	$65,119
Tenant improvements and leasing costs:
Office Properties	92,400	67,837	165,129	134,913
Industrial Properties	749	697	2,938	1,074
Expenditures for corporate furniture, fixtures and equipment, software, leasehold improvements and other	273	6,515	5,552	8,371
Timing differences	18,974	22,941	66,236	39,492

Total capital improvements, tenant improvements and leasing costs	$151,196	$130,801	$304,228	$248,969

Capital and tenant improvements from the consolidated statement of cash flows	$122,145	$95,972	$243,353	$174,920
Lease commissions and other costs from the consolidated statement of cash flows	29,051	34,829	60,875	74,049

Total capital improvements, tenant improvements and leasing costs from the consolidated statement of cash flows	$151,196	$130,801	$304,228	$248,969

Developments

      We own directly several properties in various stages of development or pre-development. These developments are funded by working capital and our lines of credit. Specifically identifiable direct acquisition, development and construction costs are capitalized, including, where applicable, salaries and related costs, real estate taxes and interest incurred in developing the property. The properties under development and all figures stated below are as of June 30, 2004.

			Number		Costs	Total	Current
	Placed in		of	Square	Incurred	Estimated	Percentage
(Dollars in thousands)	Service Date(a)	Location	Buildings	Feet	to Date	Costs(b)	Leased

Wholly-Owned
Kruse Woods V	4Q/2003	Lake Oswego, OR	1	184,000	$30,136	$33,900	70%
Cambridge Science Center	2Q/2004	Cambridge, MA	1	131,000	37,505	54,900	19%

			2	315,000	$67,641	$88,800	49%

(a)	The Placed in Service Date represents the date the certificate of occupancy was obtained. Subsequent to obtaining the certificate of occupancy, the property is expected to undergo a lease-up period.

(b)	The Total Estimated Costs represent 100% of the development’s estimated costs, including the acquisition cost of the land and building, if any. The Total Estimated Costs are subject to change upon, or prior to, the completion of the development and include amounts required to lease the property.

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

      There are no unconsolidated joint venture properties under development as of June 30, 2004.

Subsequent Events

      See Note 13 — Subsequent Events for transactions that occurred subsequent to June 30, 2004 through July 30, 2004.

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

	For the three months ended June 30,				For the six months ended June 30,

	2004		2003		2004		2003

		Per		Per		Per		Per
		Weighted		Weighted		Weighted		Weighted
(Dollars in thousands,		Average		Average		Average		Average
except per share amounts)	Dollars	Share(b)	Dollars	Share(b)	Dollars	Share(b)	Dollars	Share(b)

Reconciliation of net income to FFO(a):
Net income	$109,508	$0.27	$165,256	$0.41	$187,547	$0.47	$322,434	$0.80
Real estate related depreciation and amortization and net gain on sales of real estate, including our share of unconsolidated joint ventures and adjusted for minority interests’ share in partially owned properties	192,325	0.48	141,796	0.35	383,892	0.96	317,650	0.79
Cumulative effect of a change in accounting principle	—	—	—	—	33,697	0.08	—	—
Minority interests in EOP Partnership share of add back for real estate related depreciation and amortization, net gain on sales of real estate and cumulative effect of a change in accounting principle	(20,627)	(0.05)	(15,607)	(0.04)	(45,056)	(0.11)	(34,772)	(0.09)

FFO	281,206	0.70	291,445	0.73	560,080	1.40	605,312	1.50
Preferred distributions	(8,944)	(0.02)	(15,395)	(0.04)	(21,692)	(0.05)	(30,856)	(0.08)

FFO available to common shareholders — basic	$272,262	$0.68	$276,050	$0.69	$538,388	$1.35	$574,456	$1.42

	Net Income	FFO	Net Income	FFO	Net Income	FFO	Net Income	FFO

Adjustments to arrive at FFO available to common shareholders plus assumed conversions:
Net income and FFO	$109,508	$281,206	$165,256	$291,445	$187,547	$560,080	$322,434	$605,312
Preferred distributions	(8,944)	(8,944)	(15,395)	(15,395)	(21,692)	(21,692)	(30,856)	(30,856)

Net income and FFO available to common shareholders	100,564	272,262	149,861	276,050	165,855	538,388	291,578	574,456
Net income allocated to minority interests in EOP Partnership	12,110	12,110	18,527	18,527	20,059	20,059	35,841	35,841
Minority interests in EOP Partnership share of add back for real estate related depreciation and amortization, net gain on sales of real estate and cumulative effect of a change in accounting principle	—	20,627	—	15,607	—	45,056	—	34,772
Preferred distributions on Series B preferred shares, of which is assumed to be converted into Common Shares	—	5,236	—	3,931	—	9,167	—	7,862

Net income and FFO available to common shareholders plus assumed conversions	$112,674	$310,235	$168,388	$314,115	$185,914	$612,670	$327,419	$652,931

Weighted average Common Shares, dilutive potential common shares plus assumed conversions outstanding	450,533,841	458,923,195	452,010,570	460,399,924	450,840,364	459,229,718	455,646,938	464,036,292

Net income and FFO available to common shareholders plus assumed conversions per share	$0.25	$0.68	$0.37	$0.68	$0.41	$1.33	$0.72	$1.41

	Common Shares and Common Share		Common Shares and Common Share
	Equivalents		Equivalents

Weighted average Common Shares outstanding (used for both net income and FFO basic calculation)	400,846,907	400,457,311	400,255,725	404,348,812
Redemption of Units for Common Shares	48,398,598	49,758,952	48,646,371	49,905,628
Impact of options and restricted shares which are dilutive to both net income and FFO	1,288,336	1,794,307	1,938,268	1,392,498

Weighted average Common Shares and dilutive potential common shares used for net income available to common shareholders	450,533,841	452,010,570	450,840,364	455,646,938
Impact of conversion of Series B preferred shares, which are dilutive to FFO, but not net income	8,389,354	8,389,354	8,389,354	8,389,354

Weighted average Common Shares, dilutive potential common shares plus assumed conversions used for the calculation of FFO available to common shareholders plus assumed conversions	458,923,195	460,399,924	459,229,718	464,036,292

(a)	FFO is a non-GAAP financial measure. The most directly comparable GAAP measure is net income, to which it is reconciled. See definition below.

(b)	FFO per share may not total the sum of the per share components in the reconciliation due to rounding.

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

Evaluation of Disclosure Controls and Procedures

      Our principal executive officer, Richard D. Kincaid, and our principal financial officer, Marsha C. Williams, evaluated as of June 30, 2004 the effectiveness of the design and operation of our disclosure controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. As a result of this evaluation, these executive officers have concluded that, as of such date, the design and operation of our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

      There were no changes in our internal control over financial reporting identified in connection with the evaluation referred to above that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.     Legal Proceedings.

      Legal proceedings are incorporated herein by reference from “Item 1. — Financial Statements — Note 12 — Commitments and Contingencies.”

Item 2.	Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities.

      (e) The following table summarizes repurchases of our common shares during the second quarter 2004:

			Total Number of	Dollar Value of
			Shares Purchased as	Shares that May Yet
			Part of Publicly	be Purchased Under
	Total Number of	Average Price Paid	Announced Plans or	the Plans or
Period	Shares Purchased	per Share	Programs(a)	Programs(b)

April(c)	954,239	$26.17	925,834	$11,620,716
May(d)	365,244	24.98	365,142	503,048,598
June(e)	2,816	27.49	2,816	503,048,598

Second quarter 2004	1,322,299	$25.84	1,293,792	$503,048,598

(a)	On May 24, 2004, we announced the repurchase in open market purchases or privately-negotiated transactions of up to an additional $500 million of our common shares beyond the $600 million authorized under our previously announced repurchase program. The repurchase program was extended through May 19, 2005. We also announced on May 24, 2004 that we may repurchase common shares from time to time to fund our employee benefit programs. Such repurchases are not considered part of our open market repurchase program.

(b)	Open market repurchase program only.

(c)	Of the Common Shares repurchased during April 2004, 28,405 represent Common Shares surrendered to Equity Office to satisfy tax withholding obligations in connection with the vesting of restricted stock issued to employees.

(d)	Of the common shares repurchased during May 2004, 20,342 shares represent shares repurchased in the open market to fund shares purchased under our Employee Share Purchase Plan. In addition, 102 shares were surrendered in May prior to our May 24th announcement (see Note (a)) to satisfy tax withholding obligations in connection with the vesting of restricted stock issued to employees.

(e)	Of the 2,816 shares repurchased during June 2004, 2,768 shares represent shares repurchased in the open market to fund fees paid in Common Shares to each of our non-employee trustees, except Mr. Zell. These shares have not been retired. The remaining 48 shares repurchased represent Common Shares surrendered to Equity Office to satisfy tax withholding obligations in connection with the vesting or restricted stock issued to employees.

Item 4.	Submission of Matters to a Vote of Security Holders.

      (a) The annual meeting of shareholders of Equity Office was held on May 19, 2004.

      (b) Thomas E. Dobrowski, William M. Goodyear, James D. Harper, Jr., Richard D. Kincaid, David K. McKown, Sheli Z. Rosenberg, Edwin N. Sidman, Jan H.W.R. van der Vlist and Samuel Zell were reelected as trustees at the meeting.

      (c) The following votes were taken in connection with the election of trustees at the meeting:

Trustee	Votes For:	Withhold Authority:

Thomas E. Dobrowski	351,740,924	6,637,846
William M. Goodyear	351,825,399	6,553,371
James D. Harper, Jr.	351,655,905	6,722,865
Richard D. Kincaid	355,357,359	3,021,411
David K. McKown	355,357,115	3,021,655
Sheli Z. Rosenberg	353,744,294	4,634,476
Edwin N. Sidman	347,919,871	10,458,899
Jan H.W.R. van der Vlist	349,440,916	8,937,854
Samuel Zell	355,172,198	3,206,572

      The proposal to ratify the Audit Committee’s appointment of Ernst & Young LLP as independent auditors for 2004 was approved. The following votes were taken in connection with this proposal:

				Broker
Proposal	Votes For	Votes Against	Abstentions	Non-Votes

Ratification of the Audit Committee’s appointment of Ernst & Young LLP as independent auditors for 2004	348,268,465	8,325,280	1,785,025	—

      (d) Not applicable

Item 6.	Exhibits and Reports on Form 8-K.

      (a) Exhibits:

The exhibits required by this item are set forth on the Exhibit Index attached hereto.

      (b) Reports on Form 8-K

The following reports on Form 8-K were filed during the quarterly period ended June 30, 2004:

Date of Event	Items Reported/Financial Statements Filed

May 3, 2004	Item 12. Results of Operations and Financial Condition
May 19, 2004	Item 5. Other Events
Item 7. Financial Statements and Exhibits
May 21, 2004	Item 5. Other Events
Item 7. Financial Statements and Exhibits
June 10, 2004	Item 5. Other Events
Item 7. Financial Statements and Exhibits

APPENDIX A

FINANCIAL COVENANT CALCULATIONS AS OF JUNE 30, 2004

UNDER CERTAIN INDENTURE AGREEMENTS

EOP OPERATING LIMITED PARTNERSHIP

UNSECURED NOTES FINANCIAL COVENANT COMPLIANCE AS OF JUNE 30, 2004
(Dollars in thousands)

      Compliance with these financial covenants requires EOP Partnership to apply specialized terms, the definitions of which are set forth in the related unsecured note indentures, and to calculate ratios in the manner prescribed in the indentures.

      This section presents such ratios as of June 30, 2004 to show that EOP Partnership was in compliance with the applicable financial covenants contained in the unsecured note indentures, copies of which have been filed as exhibits to the EOP Partnership’s periodic reports filed with the SEC. Management is not presenting these ratios and the related calculations for any other purpose or for any other period, and is not intending for these measures to otherwise provide information about EOP Partnership’s financial condition or results of operations. Investors should not rely on these measures other than for the purpose of testing EOP Partnership’s compliance with the financial covenants contained in the unsecured note indentures as of June 30, 2004.

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

Mortgage debt (excluding a net discount of $(13,957))	$2,852,339
Unsecured notes (excluding a net discount of $(72,843))	9,015,842
Line of credit	376,300
EOP Partnership’s share of unconsolidated non-recourse mortgage debt	344,384

Debt	$12,588,865

Investments in real estate	$25,033,044
Developments in process	67,641
Land available for development	245,611
Cash and cash equivalents	73,313
Escrow deposits and restricted cash	75,753
Investments in unconsolidated joint ventures	967,973

Prepaid expenses and other assets (net of discount of $3,092)	219,612

Adjusted Total Assets	$26,682,947

Ratio	47%

Maximum Ratio	60%

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

Mortgage debt (excluding a net discount of $(13,957))	$2,852,339
EOP Partnership’s share of unconsolidated non-recourse mortgage debt	344,384

Secured Debt	$3,196,723

Adjusted Total Assets	$26,682,947

Ratio	12%

Maximum Ratio	40%

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

Pro forma net income	$407,496
Pro forma interest expense	790,247
Pro forma amortization of mark to market discounts/ premiums	(3,854)
Pro forma provision for taxes	3,781
Pro forma amortization and depreciation	755,410
Pro forma charge from a change in accounting principle	33,697
Less pro forma income from investments in unconsolidated joint ventures	(62,279)

Consolidated Income Available for Debt Service	$1,924,498

Pro forma interest expense	$790,247
Pro forma amortization of mark to market discounts/ premiums	(3,854)

Annual Debt Service Charge	$786,393

Ratio	2.45

Minimum Ratio	1.50

Total Unencumbered Assets to Unsecured Debt

      EOP Partnership is required at all times to maintain Total Unencumbered Assets of not less than 150% of the aggregate outstanding principal amount of all outstanding Unsecured Debt of EOP Partnership and its Subsidiaries on a consolidated basis.

Total undepreciated real estate assets	$19,087,184
Cash and cash equivalents	73,313
Escrow deposits and restricted cash	75,753
Prepaid expenses and other assets (net of discount of $3,092)	219,612
Unencumbered investments in unconsolidated joint venture properties	804,302

Total Unencumbered Assets	$20,260,164

Unsecured notes (excluding a net discount of $(72,843))	$9,015,842
Line of credit	376,300

Unsecured Debt	$9,392,142

Ratio	216%

Minimum Ratio(a)	150%

(a)	The unsecured notes assumed in the merger with Spieker Partnership are subject to a minimum ratio of 165%.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EQUITY OFFICE PROPERTIES TRUST

Date: August 9, 2004

By:	/s/ RICHARD D. KINCAID

Richard D. Kincaid
President and Chief Executive Officer

Date: August 9, 2004

By:	/s/ MARSHA C. WILLIAMS

Marsha C. Williams
Executive Vice President and
Chief Financial Officer

EXHIBIT INDEX

Exhibit
Number	Description	Location

4.1	Indenture, dated August 29, 2000, by and between EOP Operating Limited Partnership and U.S. Bank National Association (formerly known as U.S. Bank Trust National Association)	Incorporated by reference to Exhibit 4.1 to EOP Operating Limited Partnership’s Registration Statement on Form S-3, as amended (SEC File No. 333-43530)
4.2	First Supplemental Indenture, dated June 18, 2001, among EOP Operating Limited Partnership, Equity Office Properties Trust and U.S. Bank National Association (formerly known as U.S. Bank Trust National Association)	Incorporated by reference to Exhibit 4.2 to Equity Office Properties Trust’s Registration Statement on Form S-3, as amended (SEC File No. 333-58976)
4.3	$45,000,000 Note due May 27, 2014 and related Guarantee	Incorporated herein by reference to Exhibit 4.3 to EOP Operating Limited Partnership’s Current Report on Form 8-K filed with the SEC on May 26, 2004
4.4	Form of Medium-Term InterNote and related Guarantee (Fixed Rate)	Incorporated herein by reference to Exhibit 4.3 to EOP Operating Limited Partnership’s Current Report on Form 8-K filed with the SEC on June 15, 2004
4.5	Schedule of Medium-Term InterNotes (Fixed Rate) issued	Incorporated herein by reference to Exhibit 4.5 to EOP Operating Limited Partnership’s 2004 Second Quarter Form 10-Q
10.1	Fourth Amendment to Third Amended and Restated Agreement of Limited Partnership of EOP Operating Limited Partnership	Incorporated herein by reference to Exhibit 3.1 to EOP Operating Limited Partnership’s 2004 Second Quarter Form 10-Q
10.2	Second Amendment to the Equity Office Properties Trust 1997 Plan Option and Share Award Plan	Filed herewith
31.1	Rule 13a-14(a)/15d-14(a) Certifications	Filed herewith
32.1	Section 1350 Certification	Filed herewith