Form 10-Q
period 2004-09-30
EQUITY OFFICE PROPERTIES TRUST
filed 2004-11-09
CIK 1038339

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

or

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

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).     Yes ☑          No ☐

      On October 29, 2004, 403,241,391 Common Shares were outstanding.

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements.

EQUITY OFFICE PROPERTIES TRUST

CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
(Dollars in thousands, except per share amounts)	2004	2003

	(Unaudited)
Assets:
Investments in real estate	$24,961,031	$23,985,839
Developments in process	68,352	75,232
Land available for development	256,560	251,151
Accumulated depreciation	(3,063,673)	(2,578,082)

Investments in real estate, net of accumulated depreciation	22,222,270	21,734,140
Cash and cash equivalents	122,760	69,398
Tenant and other receivables (net of allowance for doubtful accounts of $9,983 and $6,490, respectively)	67,077	79,880
Deferred rent receivable	462,810	379,329
Escrow deposits and restricted cash	75,543	75,186
Investments in unconsolidated joint ventures	1,178,965	1,127,232
Deferred financing costs (net of accumulated amortization of $61,335 and $48,176, respectively)	63,463	64,337
Deferred leasing costs and other related intangibles (net of accumulated amortization of $201,531 and $157,445, respectively)	412,352	314,568
Prepaid expenses and other assets (net of discounts of $2,382 and $66,200, respectively)	171,252	344,940

Total Assets	$24,776,492	$24,189,010

Liabilities, Minority Interests, Mandatorily Redeemable Preferred Shares and Shareholders’ Equity:
Liabilities:
Mortgage debt (including a net (discount) of $(13,820) and $(13,663), respectively)	$2,619,387	$2,315,889
Unsecured notes (including a net (discount) premium of $(34,661) and $12,412, respectively)	8,968,751	8,828,912
Lines of credit	1,086,400	334,000
Accounts payable and accrued expenses	458,926	573,069
Distribution payable	230,828	3,899
Other liabilities (including a net (discount) of $(29,271) and $0, respectively)	455,226	398,273
Commitments and contingencies	—	—

Total Liabilities	13,819,518	12,454,042

Minority Interests:
EOP Partnership	1,085,397	1,191,741
Partially owned properties	183,548	183,863

Total Minority Interests	1,268,945	1,375,604

Mandatorily Redeemable Preferred Shares:
5.25% Series B Convertible, Cumulative Redeemable Preferred Shares, liquidation preference $50.00 per share, 5,990,000 issued and outstanding	299,500	299,500

Shareholders’ Equity:
Preferred Shares, 100,000,000 authorized:
8.625% Series C Cumulative Redeemable Preferred Shares, liquidation preference $25.00 per share, 0 and 4,562,900 issued and outstanding	—	114,073
7.75% Series G Cumulative Redeemable Preferred Shares, liquidation preference $25.00 per share, 8,500,000 issued and outstanding	212,500	212,500
Common Shares, $0.01 par value; 750,000,000 shares authorized, 403,135,232 and 400,460,388 issued and outstanding, respectively	4,031	4,005
Other Shareholders’ Equity:
Additional paid in capital	10,459,339	10,396,864
Deferred compensation	(3,247)	(5,889)
Dividends in excess of accumulated earnings	(1,219,402)	(652,036)
Accumulated other comprehensive loss (net of accumulated amortization of $3,430 and $(73), respectively)	(64,692)	(9,653)

Total Shareholders’ Equity	9,388,529	10,059,864

Total Liabilities, Minority Interests, Mandatorily Redeemable Preferred Shares and Shareholders’ Equity	$24,776,492	$24,189,010

See accompanying notes.

EQUITY OFFICE PROPERTIES TRUST

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the three months		For the nine months
	ended September 30,		ended September 30,

(Dollars in thousands, except per share amounts)	2004	2003	2004	2003

Revenues:
Rental	$634,008	$621,467	$1,895,218	$1,868,783
Tenant reimbursements	108,747	104,841	319,018	312,597
Parking	29,316	27,866	87,451	82,393
Other	15,427	21,917	54,855	55,529
Fee income	3,220	1,969	10,129	10,431

Total revenues	790,718	778,060	2,366,671	2,329,733

Expenses:
Depreciation	170,725	157,388	507,736	464,406
Amortization	19,137	15,488	55,232	44,410
Real estate taxes	94,275	83,670	277,923	260,898
Insurance	8,853	7,651	27,417	19,654
Repairs and maintenance	87,255	78,717	249,773	235,036
Property operating	111,482	107,909	319,247	305,279
Ground rent	5,531	5,534	15,927	15,000
Corporate general and administrative	13,190	13,515	38,208	44,672
Impairment	229,170	—	229,170	—

Total expenses	739,618	469,872	1,720,633	1,389,355

Operating income	51,100	308,188	646,038	940,378

Other income (expense):
Interest and dividend income	1,811	3,380	5,540	10,273
Realized gain on settlement of derivatives and sale of marketable securities	4,737	307	28,753	8,450
Interest:
Expense incurred	(207,710)	(206,253)	(622,025)	(617,864)
Amortization of deferred financing costs and prepayment expenses	(2,751)	(1,652)	(7,099)	(5,435)

Total other income (expense)	(203,913)	(204,218)	(594,831)	(604,576)

(Loss) income before income taxes, allocation to minority interests, income from investments in unconsolidated joint ventures and gain on sale of real estate	(152,813)	103,970	51,207	335,802
Income taxes	(1,135)	289	(2,227)	(2,281)
Minority Interests:
EOP Partnership	15,628	(13,640)	(4,431)	(49,481)
Partially owned properties	(2,219)	(1,816)	(7,126)	(6,163)
Income from investments in unconsolidated joint ventures	15,145	21,208	45,602	62,918
Gain on sale of real estate	216	—	216	—

(Loss) income from continuing operations	(125,178)	110,011	83,241	340,795
Discontinued operations (including net gain (loss) on sales of real estate of $3,016, ($6,326), $7,138, and $45,399, respectively)	4,899	10,672	17,724	102,322

(Loss) income before cumulative effect of a change in accounting principle	(120,279)	120,683	100,965	443,117
Cumulative effect of a change in accounting principle	—	—	(33,697)	—

Net (loss) income	(120,279)	120,683	67,268	443,117
Preferred distributions	(8,701)	(10,508)	(30,393)	(41,364)

Net (loss) income available to common shareholders	$(128,980)	$110,175	$36,875	$401,753

(Loss) earnings per share — basic:
(Loss) income from continuing operations per share	$(0.33)	$0.25	$0.13	$0.77

Net (loss) income available to common shareholders per share	$(0.32)	$0.28	$0.09	$1.00

Weighted average Common Shares outstanding	400,956,118	397,401,024	400,534,299	402,013,359

(Loss) earnings per share — diluted:
(Loss) income from continuing operations per share	$(0.33)	$0.25	$0.13	$0.77

Net (loss) income available to common shareholders per share	$(0.32)	$0.28	$0.09	$1.00

Weighted average Common Shares outstanding and dilutive potential common shares	448,766,905	448,805,388	450,801,177	453,451,913

Distributions declared per Common Share outstanding	$0.50	$0.50	$1.50	$1.50

See accompanying notes.

EQUITY OFFICE PROPERTIES TRUST

CONSOLIDATED STATEMENTS OF NET COMPREHENSIVE INCOME

(Unaudited)

	For the three months		For the nine months
	ended September 30,		ended September 30,

(Dollars in thousands)	2004	2003	2004	2003

Net (loss) income	$(120,279)	$120,683	$67,268	$443,117
Other comprehensive income (loss):
Unrealized holding gains (losses) on forward starting interest rate swaps	—	41,747	(22,569)	(14,156)
Reversal of unrealized holding loss on settlement of forward starting interest rate swap	—	—	33,017	5,942
(Payments) proceeds from settlement of forward starting interest rate swaps	—	—	(68,918)	768
Amortization of payments/(proceeds) from settlement of forward starting interest rate swaps	1,704	(19)	3,503	(54)
Unrealized holding (losses) gains from investments arising during the period	(18)	680	(42)	892
Reclassification adjustment for realized gains included in net (loss) income	(31)	(307)	(31)	(307)

Net comprehensive (loss) income	$(118,624)	$162,784	$12,228	$436,202

See accompanying notes.

EQUITY OFFICE PROPERTIES TRUST

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the three months		For the nine months
	ended September 30,		ended September 30,

(Dollars in thousands)	2004	2003	2004	2003

Operating Activities:
Net (loss) income	$(120,279)	$120,683	$67,268	$443,117
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Expense (revenue) recognized related to acquired lease obligations, net	506	105	1,263	105
Amortization of discounts included in interest and dividend income	(81)	(89)	(259)	(268)
Depreciation and amortization (including discontinued operations)	193,844	180,962	576,901	535,459
Ineffective portion of swap settlement payment included in interest expense	—	—	212	—
Amortization of (premiums) discounts on unsecured notes and settled interest rate protection agreements included in interest expense	(140)	(4,600)	(3,576)	(14,898)
Compensation expense related to restricted shares and stock options issued to employees	3,840	3,404	14,085	12,840
Income from investments in unconsolidated joint ventures	(15,145)	(21,208)	(45,602)	(62,918)
Net distributions from unconsolidated joint ventures	24,689	22,942	53,695	62,567
Net (gain) loss on sales of real estate (including discontinued operations)	(3,232)	6,326	(7,354)	(45,399)
Gain on sale of investment in CT Convertible Trust I preferred shares	(2,302)	—	(2,302)	—
Impairment	229,170	—	229,170	—
Cumulative effect of a change in accounting principle	—	—	33,697	—
Provision for doubtful accounts	2,608	(356)	3,347	11,082
(Loss) income allocated to minority interests	(13,409)	15,461	11,777	55,669
Changes in assets and liabilities:
Decrease (increase) in rents receivables	5,634	836	16,714	(7,503)
(Increase) in deferred rent receivables	(18,514)	(26,243)	(69,420)	(55,855)
Decrease in prepaid expenses and other assets	21,655	34,629	71,568	42,310
(Decrease) in accounts payable and accrued expenses	(9,480)	(33,294)	(67,395)	(40,064)
Increase (decrease) in other liabilities	1,042	9,869	(18,972)	(6,339)

Net cash provided by operating activities	300,406	309,427	864,817	929,905

Investing Activities:
Property acquisitions	(219,110)	(87,411)	(338,591)	(87,411)
Property dispositions	(1,578)	133,382	231,891	398,979
Capital and tenant improvements	(91,969)	(127,160)	(335,322)	(302,080)
Lease commissions and other costs	(33,127)	(36,020)	(94,002)	(110,069)
Sale of investment in CT Convertible Trust I preferred shares	32,089	—	32,089	—
Decrease (increase) in escrow deposits and restricted cash	36,212	(10,123)	83,423	4,709
(Investments in) distributions from unconsolidated joint ventures	(220,833)	57,981	(220,833)	25,963
Investments in notes receivable	—	—	—	(96)
Repayments of notes receivable	—	—	—	1,395

Net cash (used for) investing activities	(498,316)	(69,351)	(641,345)	(68,610)

Financing Activities:
Principal payments on mortgage debt	(219,132)	(121,876)	(428,371)	(142,821)
Proceeds from unsecured notes	17,386	—	1,057,661	494,810
Repayment of unsecured notes	(30,000)	—	(880,000)	(300,000)
Proceeds from lines of credit	2,061,500	1,861,200	4,947,500	3,577,600
Repayment of lines of credit	(1,351,400)	(1,723,100)	(4,195,100)	(3,362,300)
Payments of loan costs	—	—	(1,506)	(8,548)
Settlement of interest rate swap agreements	—	—	(69,130)	768
Distributions to minority interests in partially owned properties	(2,180)	(2,265)	(17,671)	(7,948)
Payment of offering costs	(13)	(31)	(55)	(194)
Proceeds from exercise of stock options	4,307	13,022	44,110	20,649
Distributions to common shareholders and unitholders	(224,035)	(224,377)	(449,279)	(453,060)
Distributions from unconsolidated joint ventures related to a debt refinancing	—	29,512	—	29,512
Repurchase of Common Shares	(360)	(10,042)	(36,943)	(363,486)
Redemption of Units	(668)	(3,421)	(2,534)	(5,630)
Repurchase of preferred shares	—	—	(114,073)	(250,000)
Payment of preferred distributions	(8,048)	(10,508)	(24,719)	(43,333)

Net cash provided by (used for) financing activities	247,357	(191,886)	(170,110)	(813,981)

Net increase in cash and cash equivalents	49,447	48,190	53,362	47,314
Cash and cash equivalents at the beginning of the period	73,313	57,595	69,398	58,471

Cash and cash equivalents at the end of the period	$122,760	$105,785	$122,760	$105,785

See accompanying notes.

EQUITY OFFICE PROPERTIES TRUST

CONSOLIDATED STATEMENTS OF CASH FLOWS — (Continued)

(Unaudited)

	For the three months		For the nine months ended
	ended September 30,		September 30,

(Dollars in thousands)	2004	2003	2004	2003

Supplemental Information:
Interest paid during the period, including a reduction of interest expense for capitalized interest of $767, $2,218, $4,429 and $7,017, respectively	$261,512	$254,687	$676,483	$675,424

Non-Cash Investing and Financing Activities:
Investing Activities:
Escrow deposits used for property acquisitions	$35,891	$—	$35,891	$—

Escrow deposits related to property dispositions	$(71,893)	$—	$(102,509)	$(19,339)

Mortgage loan repayment as a result of a property disposition (including prepayment expense of $375 in the nine months ended September 30, 2004)	$—	$—	$(5,830)	$(16,279)

Mortgage loan assumed upon acquisition of property	$—	$—	$82,970	$—

Mortgage loan assumed upon consolidation of property	$—	$59,166	$—	$59,166

Units issued in connection with property acquisition	$—	$—	$50	$—

Changes in accounts due to a like-kind exchange:
Increase in investment in real estate due to property acquisition	$130,203	$—	$130,203	$—

Decrease in investment in real estate due to property disposition	$(130,865)	$—	$(130,865)	$—

Decrease in accumulated depreciation	$9,137	$—	$9,137	$—

Decrease in other assets and liabilities	$(1,770)	$—	$(1,770)	$—

Changes in accounts due to consolidation of existing interest in a property as a result of acquiring the remaining economic interest:
Decrease in investment in unconsolidated joint ventures	$—	$—	$(157,659)	$—

Increase in investment in real estate	$—	$—	$612,411	$—

Increase in accumulated depreciation	$—	$—	$(44,440)	$—

Increase in mortgage debt	$—	$—	$(451,285)	$—

Increase in other assets and liabilities	$—	$—	$40,973	$—

Financing Activities:
Mortgage loan repayment as a result of a property disposition (including prepayment expense of $375 in the nine months ended September 30, 2004)	$—	$—	$5,830	$16,279

Mortgage loan assumed upon consolidation of property	$—	$(59,166)	$—	$(59,166)

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

NOTE 1 —  BUSINESS OF EQUITY OFFICE

      Equity Office Properties Trust (“Equity Office”) is a Maryland real estate investment trust and is the sole general partner of EOP Operating Limited Partnership, a Delaware limited partnership (“EOP Partnership”). The use of the word “we”, “us”, or “our” refers to Equity Office and its subsidiaries, including EOP Partnership, except where the context otherwise requires. We are a fully integrated, self-administered and self-managed real estate company principally engaged, through our subsidiaries, in owning, managing, leasing, acquiring and developing office properties. At September 30, 2004, we owned or had an interest in 701 office properties comprising approximately 125.5 million rentable square feet of office space in 18 states and the District of Columbia and were located in 27 markets and 124 submarkets (the “Office Properties”). On a weighted average basis, the Office Properties were 86.7% occupied at September 30, 2004. Approximately 41.5% of the rentable square feet is located in central business districts and approximately 58.5% of the rentable square feet is located in suburban markets. At September 30, 2004, we also owned eight industrial properties comprising approximately 0.9 million square feet of industrial space (the “Industrial Properties” and together with the Office Properties, the “Properties”) and approximately 0.3 million rentable square feet of office properties under development. On a weighted average basis, the Industrial Properties were 85.8% occupied at September 30, 2004.

NOTE 2 —  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

      We own substantially all of our assets and conduct substantially all of our operations through EOP Partnership and its subsidiary entities. Through our ownership of partnership units in EOP Partnership (“Units”), we owned approximately 89.4% and 89.1% of EOP Partnership at September 30, 2004 and December 31, 2003, respectively. All intercompany transactions and balances have been eliminated in consolidation. Property holding entities and other subsidiaries of which we own 100% of the equity or receive all of the economics are consolidated. For those joint ventures of which we own less than 100% of the equity interest, we consolidate the property if we receive substantially all of the economics or have the direct or indirect ability to make major decisions. Major decisions are defined in the respective joint venture agreements and generally include participating and protective rights such as decisions regarding major leases, encumbering the entities with debt and whether to dispose of the entities. We would also consolidate certain property holding entities and other subsidiaries that we own less than a 100% equity interest if the entity is a variable interest entity and we are the primary beneficiary (as defined in FASB Interpretation 46(R) Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51, as revised (“FIN 46(R)”)).

      In May 2003, the Financial Accounting Standards Board (“FASB”) issued Statement No. 150 Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity (“FAS 150”). FAS 150 establishes standards for classifying and measuring as liabilities certain financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity. FAS 150 is effective for all financial instruments created or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003 (July 1, 2003 for calendar quarter companies). On November 7, 2003, the FASB issued FSP No. FAS 150-3, which deferred for an indefinite period the classification and measurement provisions, but not the disclosure provisions, of FAS 150 as it relates to noncontrolling interests that are classified as equity in the financial statements of a subsidiary

EQUITY OFFICE PROPERTIES TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

but would be classified as a liability in the parent’s financial statements under FAS 150 (e.g., minority interests in consolidated limited-life subsidiaries).

      We are presently the controlling partner in various consolidated entities having a minority interest book value of approximately $100.5 million at September 30, 2004. The organizational documents of these entities contain provisions that require the entities to be liquidated through the sales of their assets upon reaching the future date specified in each respective agreement. As controlling partner, we have an obligation to cause these property owning entities to distribute proceeds of liquidation to the minority interests in these partially owned properties only if the net proceeds received by the entities from the sale of its assets warrant a distribution based on the agreements. As of September 30, 2004, we estimate the value of minority interest distributions would have been approximately $150 million (“Settlement Value”) had the entities been liquidated as of that date. This Settlement Value is based on the estimated third party consideration realizable by the entities upon a hypothetical disposition of the partially owned properties and is net of all other assets and liabilities, including yield maintenance on any mortgages encumbering the properties, that would have been due on September 30, 2004 had those mortgages been prepaid. The amount of any potential distribution to minority interest holders in our partially owned properties is very difficult to predict due to many factors, including the inherent uncertainty of real estate sales. If the entities’ underlying assets are worth less than the underlying liabilities, we have no obligation to remit any consideration to the minority interest holders in partially owned properties.

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

Unaudited Interim Statements

      The consolidated financial statements as of and for the three and nine months ended September 30, 2004 and 2003 and related footnote disclosures are unaudited. In the opinion of management, such financial statements reflect all adjustments necessary for a fair presentation of the results of the interim periods. All such adjustments are of a normal and recurring nature.

Reclassifications

      Certain reclassifications have been made to the previously reported 2003 statements in order to provide comparability with the 2004 statements reported herein. These reclassifications have not changed the 2003 results of operations or shareholders’ equity.

Share Based Employee Compensation Plans

      Prior to January 1, 2003, we used the accounting provisions provided by Accounting Principles Board Opinion No. 25 (“APB 25”) to account for the issuance of share options and other equity awards. Effective January 1, 2003, we adopted Statement of Financial Accounting Standards No. 123 (“FAS 123”) Accounting for Stock-Based Compensation, which requires a fair value based accounting method for determining compensation expense associated with the issuance of share options and other equity awards. We adopted the accounting provisions of FAS 123 to reflect the cost of issuing share options and other equity awards and use the Black-Scholes option-pricing model to value share options. Statement of Financial Accounting Standards No. 148 (“FAS 148”) Accounting for Stock-Based Compensation — Transition and Disclosure — an

EQUITY OFFICE PROPERTIES TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

Amendment of FASB Statement No. 123, issued December 2002 and effective for interim periods beginning after December 15, 2002, provided various methods of applying FAS 123. In accordance with FAS 148, we employed the prospective method for adopting FAS 123, which requires the recognition of compensation expense based on the fair value method for share options and other equity awards granted on or after January 1, 2003 and for certain modifications made subsequent to December 31, 2002 to share options and other equity awards that were outstanding as of December 31, 2002. Compensation expense is recognized ratably over the respective vesting period of the award.

      The following table illustrates the unaudited effect on net (loss) income available to common shareholders and (loss) earnings per share for the three and nine months ended September 30, 2004 and 2003 if the fair value based method had been applied to all share options that have been issued. Compensation expense related to restricted share awards is not presented in the table below because the expense amount is the same under APB 25 and FAS 123 and therefore, is already reflected in net (loss) income.

	For the three months		For the nine months
	ended September 30,		ended September 30,

(Dollars in thousands, except per share data)	2004	2003	2004	2003

Historical net (loss) income available to common shareholders	$(128,980)	$110,175	$36,875	$401,753
Add back compensation expense for share options included in historical net (loss) income available to common shareholders	1,208	626	4,069	2,001
Deduct compensation expense for share options determined under fair value based method	(2,226)	(2,595)	(7,403)	(8,040)
Allocation of expense to minority interests — EOP Partnership	108	217	358	662

Pro forma net (loss) income available to common shareholders	$(129,890)	$108,423	$33,899	$396,376

(Loss) earnings per share — basic:
Historical net (loss) income available to common shareholders per share	$(0.32)	$0.28	$0.09	$1.00

Pro forma net (loss) income available to common shareholders per share	$(0.32)	$0.27	$0.08	$0.99

(Loss) earnings per share — diluted:
Historical net (loss) income available to common shareholders per share	$(0.32)	$0.28	$0.09	$1.00

Pro forma net (loss) income available to common shareholders per share	$(0.32)	$0.27	$0.08	$0.98

NOTE 3 —  ACQUISITIONS

      In September 2004, we acquired Commerce Plaza in Oak Brook, Illinois and Redstone Plaza in Newport Beach, California, in a like-kind exchange transaction in which we disposed of certain industrial properties (see Note 4 — Discontinued Operations). Commerce Plaza consists of three office buildings comprising approximately 510,757 square feet and Redstone Plaza consists of two office buildings comprising approximately 166,562 square feet.

EQUITY OFFICE PROPERTIES TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

      In September 2004, we acquired 5800 & 6000 Meadows, which consists of two office buildings comprising approximately 198,347 square feet in Lake Oswego, Oregon, for a purchase price of approximately $49.0 million.

      In September 2004, we acquired Olympus Corporate Centre, which consists of four office buildings comprising approximately 191,494 square feet in Roseville, California, for a purchase price of approximately $37.9 million.

      In September 2004, we, together with an unaffiliated party, acquired 717 Fifth Avenue located in New York, New York for a purchase price of approximately $353.0 million. This property consists of both office and retail space. We acquired all of the office space, except for the fourth floor, for approximately $160.5 million. An unaffiliated party acquired all of the retail space and the fourth floor office space. The office space we acquired comprises approximately 323,984 square feet.

      In September 2004, we, together with a joint venture partner, acquired a vacant land parcel in Herndon, Virginia for a purchase price of approximately $10.9 million. The purchase price was paid with cash and a $2.7 million note that is payable on the date that construction commences on the land. We are a 70% partner in the joint venture and have control over major decisions. Accordingly, we consolidate the joint venture.

      In May 2004, we acquired a partner’s interest in the 500 Orange office property by issuing 1,930 Units which were valued at approximately $50,000.

      In May 2004, we acquired American Center, which consists of two office buildings, for approximately $60.5 million. The office property is located in Tysons Corner, Virginia and consists of approximately 328,741 square feet.

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

      The allocations of the purchase price and other costs related to the acquisitions to tangible and intangible assets are based on management’s current best estimate, and are subject to adjustment within one year of the closing date of each respective acquisition.

NOTE 4 —	DISCONTINUED OPERATIONS

      In September 2004, we disposed of 29 industrial properties for approximately $73.3 million in cash (before closing costs) and two office properties valued at approximately $137.0 million for total consideration of approximately $210.3 million (35% monetary/ 65% nonmonetary). The net book value of the industrial properties sold was approximately $198.0 million. This transaction was accounted for as a like-kind exchange transaction involving boot. Because the transaction included a monetary and nonmonetary component, we recognized a gain on sale of approximately $3.6 million on the monetary portion of the transaction. The nonmonetary portion of this transaction yielded no gain or loss. The remaining book value of the industrial properties, or approximately $130.0 million, represents the book value of the two office properties acquired in the transaction. The two office properties acquired are Commerce Plaza and Redstone Plaza, as further described in Note 3 — Acquisitions.

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

      During the first quarter 2004, we sold one office property consisting of approximately 118,172 square feet to an unaffiliated party for approximately $18.5 million. The total gain on the sale of this property was approximately $2.2 million and is included in discontinued operations.

      The net income for properties sold is reflected in the consolidated statements of operations as discontinued operations for the periods presented. The office properties in which we sold 75% and 80% of our interests during December 2003 are not required to be reflected as discontinued operations in accordance with FAS 144 because we retained an equity interest in these Properties. Below is a summary of the results of operations through their respective sale dates for the properties sold, which are classified as discontinued operations:

	For the three months		For the nine months
	ended September 30,		ended September 30,

(Dollars in thousands)	2004	2003	2004	2003

Total revenues	$4,702	$31,205	$25,787	$109,702

Expenses:
Depreciation and amortization	1,231	6,434	6,836	21,434
Property operating	1,588	7,639	7,470	30,912
Ground rent	—	—	—	18

Total expenses	2,819	14,073	14,306	52,364

Operating income	1,883	17,132	11,481	57,338

Other income (expense):
Interest and dividend income	—	41	2	109
Interest expense and amortization of deferred financing costs and prepayment expenses	—	(157)	(672)	(483)

Total other income (expense)	—	(116)	(670)	(374)

Income before income taxes and net gain (loss) on sales of real estate	1,883	17,016	10,811	56,964
Income taxes	—	(13)	(5)	(16)
Income allocated to minority interests — partially owned properties	—	(5)	(220)	(25)
Net gain (loss) on sales of real estate	3,016	(6,326)	7,138	45,399

Net income	$4,899	$10,672	$17,724	$102,322

Property net operating income from discontinued operations	$3,114	$23,566	$18,317	$78,790

Segment Reporting

      For segment reporting purposes, the office properties and the land parcels that were sold are included in the “Office Properties” segment and the industrial properties that were sold are included in the “Corporate and Other” segment.

EQUITY OFFICE PROPERTIES TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

NOTE 5 —	IMPAIRMENT

      During September 2004, after an in-depth review of our portfolio on an asset-by-asset basis, we reduced our intended holding period for 96 non-core assets comprising approximately 17.7 million square feet. We currently intend to sell these assets over the next five years, as market conditions warrant. Based on our analysis of the future cash flows of each asset over the next five years, we determined that 46 of the assets comprising approximately 2.8 million square feet were permanently impaired. The difference between the fair value (calculated either by discounting estimated future cash flows and sales proceeds or utilizing market comparables) and the net book value was approximately $229.2 million which is reflected as a non-cash impairment charge in the current quarter. All but one of the impaired assets and their respective impairment charges are reported under the “Office Properties” segment and the remaining asset is reported under the “Corporate and Other” segment for segment reporting purposes.

NOTE 6 —	REALIZED GAIN ON SETTLEMENT OF DERIVATIVES AND SALE OF
MARKETABLE SECURITIES

      In July 2004, we disposed of the preferred shares we owned of CT Convertible Trust I, of which Mr. Zell (the Chairman of our Board of Trustees) is Chairman of the Board, for approximately $32.1 million and recognized a gain of approximately $2.3 million. In addition, we recognized a gain of approximately $2.4 million from the sale of other securities.

      In May 2004, we settled $500 million notional amount of forward-starting interest rate swaps and recognized a gain of approximately $24.0 million (see Note 9).

NOTE 7 —	INVESTMENTS IN UNCONSOLIDATED JOINT VENTURES

      Several Office Properties are owned by us and other unaffiliated parties in joint ventures which we account for using the equity method. Combined summarized financial information for these unconsolidated joint ventures is as follows:

	September 30,	December 31,
(Dollars in thousands)	2004	2003

Balance Sheets:
Real estate, net of accumulated depreciation	$2,944,300	$3,258,009
Other assets	332,454	339,835

Total Assets	$3,276,754	$3,597,844

Mortgage debt	$770,516	$1,308,782
Other liabilities	129,457	140,259
Partners’ and shareholders’ equity	2,376,781	2,148,803

Total Liabilities and Partners’ and Shareholders’ Equity	$3,276,754	$3,597,844

Our share of equity	$1,092,838	$1,040,373
Net excess of cost of investments over the net book value of underlying net assets, net of accumulated depreciation of $24,280 and $24,456, respectively	86,127	86,859

Carrying value of investments in unconsolidated joint ventures	$1,178,965	$1,127,232

Our share including the excess of the cost of the investment over the historical net book value of:
Total assets	$1,563,998	$1,968,983

Unconsolidated non-recourse mortgage debt	$343,769	$797,268

EQUITY OFFICE PROPERTIES TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

	For the three months		For the nine months
	ended September 30,		ended September 30,

(Dollars in thousands)	2004	2003	2004	2003

Statements of Operations:
Revenues	$117,458	$114,126	$349,609	$356,161

Expenses:
Interest expense and loan cost amortization	10,922	20,473	33,111	55,443
Depreciation and amortization	27,330	21,432	81,174	70,141
Operating expenses	46,762	40,435	140,260	142,443

Total expenses	85,014	82,340	254,545	268,027

Net income before gain on sale of real estate	32,444	31,786	95,064	88,134
Gain on sale of real estate	—	43,255	—	43,255

Net income	$32,444	$75,041	$95,064	$131,389

Our share of:
Net income	$15,145	$21,208	$45,602	$62,918

Interest expense and loan cost amortization	$4,353	$12,449	$16,647	$37,075

Depreciation and amortization (real estate related)	$11,722	$14,058	$33,204	$40,992

Investment in Four Oaks

      In September 2004, the Four Oaks office property located in Houston, Texas, in which we owned an approximate 3% interest, was sold. Our share of the net proceeds from the sale was approximately $7.1 million and we recognized a gain from the transaction of approximately $0.2 million. We accounted for our investment under the cost method. As of September 30, 2004, our share of the net proceeds is reflected as a receivable and is included in prepaid expenses and other assets. The receivable was collected in October.

Investment in Colorado Center

      In July 2004, we, together with a joint venture partner, acquired Colorado Center, a six building office complex consisting of approximately 1,091,090 square feet in Santa Monica, California, for a purchase price of approximately $443.6 million. Our share of the purchase price was approximately $221.8 million. We own 50% of the joint venture asset, which we manage and lease, and otherwise, share equally in making major decisions regarding the ownership and operation of the asset. Our investment is accounted for under the equity method.

Investment in 1301 Avenue of the Americas

      In February 2004, we acquired the remaining economic interest in the 1301 Avenue of the Americas office building, which was previously accounted for under the equity method. See Note 3 — Acquisitions for more information.

EQUITY OFFICE PROPERTIES TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

NOTE 8 — MORTGAGE DEBT

      During the nine months ended September 30, 2004, the following transactions occurred:

(Dollars in thousands)

Balance at December 31, 2003(a)	$2,329,552
Repayments and scheduled principal amortization(b)	(214,693)
Assumed through acquisition and consolidation of 1301 Avenue of the Americas (See Note 3 — Acquisitions)	534,255
Assumed through consolidation of SunAmerica Center (See Note 11 — Cumulative Effect of a Change in Accounting Principle)	203,225

Balance at June 30, 2004(a)	2,852,339
Repayments and scheduled principal amortization(c)	(219,132)

Balance at September 30, 2004(a)	$2,633,207

(a)	Excludes net discount on mortgage debt of approximately $13.8 million, $14.0 million, and $13.7 million at September 30, 2004, June 30, 2004, and December 31, 2003, respectively.

(b)	Includes the repayment of approximately $189.7 million of mortgage debt encumbering the following properties: 580 California, BP Tower, 110 Atrium Place, Fremont Bayside, Industrial Drive Warehouse, John Marshall and 125 Perimeter Center.

(c)	Includes the repayment of mortgage debt encumbering Worldwide Plaza in the amount of approximately $209.1 million.

NOTE 9 —	UNSECURED NOTES, DERIVATIVE FINANCIAL INSTRUMENTS, AND LINES OF CREDIT

Unsecured Notes — Repaid

      During the nine months ended September 30, 2004 we repaid the following unsecured notes upon maturity:

Month Repaid	Amount	Coupon Rate	Effective Rate

	(Dollars in thousands)
September	$30,000	7.24%	7.26%
June	250,000	6.50%	5.31%
May	200,000	6.80%	6.10%
January	300,000	6.50%	4.59%
January	100,000	6.90%	6.27%

	$880,000

Unsecured Notes — Issued

      In June 2004, we launched a new program allowing for the issuance of up to $500 million of unsecured medium-term notes for sale to retail investors through licensed brokers (“EOP InterNotes”). During the three months ended September 30, 2004, we issued approximately $17.6 million of fixed interest rate EOP InterNotes with coupon rates ranging from 3.70% to 5.15%. Including all offering expenses, the effective rates of the notes issued in the third quarter range from 3.97% to 5.36% and the maturity dates range from three to six and a half years. Since the beginning of the program, we have issued approximately $21.9 million of fixed interest rate EOP InterNotes with coupons ranging from 3.70% to 5.25%. Including all offering expenses, the

EQUITY OFFICE PROPERTIES TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

effective rates of the InterNotes issued range from 3.97% to 5.46% and the maturity dates range from three to six and a half years.

      In May 2004, we issued $45.0 million of unsecured notes due May 2014. The notes bear interest at LIBOR plus 77.5 basis points. The net cash proceeds from the issuance were approximately $44.5 million which were used to repay outstanding balances on the $1.0 billion revolving credit facility.

      In March 2004, we issued $1.0 billion of 4.75% unsecured notes due March 2014. The net cash proceeds from the issuance were approximately $991.2 million which were used to repay outstanding balances on the $1.0 billion revolving credit facility. We also paid $69.1 million to settle $800 million of forward-starting interest rate swaps that were previously entered into to hedge the interest rate of the $1.0 billion notes. Approximately $0.2 million of the settlement amount was immediately recognized in interest expense because the hedge was not perfectly effective and the remaining $68.9 million was charged to other comprehensive income. The amount charged to other comprehensive income is being amortized to interest expense over the 10-year term of the notes. Including all offering expenses and the settlement payment of the forward-starting swap agreements, the all-in effective rate of the unsecured notes is 5.54%.

Derivative Financial Instruments

      In May 2004, we settled $500 million notional amount of forward-starting interest rate swaps and recognized a gain of approximately $24.0 million which is included in “realized gain on settlement of derivatives and sale of marketable securities.” The swaps were entered into in 2003 to hedge an unsecured note offering that was expected to occur in June 2004. The swaps were settled when the anticipated unsecured note offering did not occur.

      In conjunction with the $1.0 billion debt offering in March 2004, we entered into $1.0 billion notional amount of fixed-to-floating interest rate swap agreements that effectively convert the interest rate of the notes to a variable rate of LIBOR plus 43 basis points plus an additional 79 basis points for loan costs. Because these swaps are considered perfect hedges of the notes, they are marked-to-market each quarter with a corresponding mark-to-market adjustment on the notes. The market value of the swaps is reflected in other assets or other liabilities, and the corresponding market value of the notes is reflected as either a discount or premium on the notes. Because the swaps are considered a perfectly effective fair value hedge, there will be no effect on net income from the mark-to-market adjustment.

Lines of Credit

      In July 2004, we obtained a $500 million 364-day bridge revolving credit facility. The credit facility bore interest at LIBOR plus 65 basis points and had an annual facility fee of 15 basis points. The agreement relating to the bridge revolving credit facility contained certain financial restrictions similar to those of our existing line of credit facility. The bridge facility was terminated in October 2004. See Note 15 — Subsequent Events.

EQUITY OFFICE PROPERTIES TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

NOTE 10 —	SHAREHOLDERS’ EQUITY AND MANDATORILY REDEEMABLE PREFERRED SHARES

Common Shares

      The following table presents the changes in the issued and outstanding common shares of beneficial interest (“Common Shares”) since December 31, 2003, excluding Units which are exchangeable for Common Shares on a one-for-one basis, or the cash equivalent thereof, subject to certain restrictions):

Outstanding at December 31, 2003	400,460,388
Share options exercised	1,682,409
Common Shares repurchased/retired (at an average price of $26.17 per share for approximately $36.6 million in the aggregate)	(1,397,883)
Units redeemed for Common Shares	695,989
Restricted shares and share awards issued, net of cancellations	970,658

Outstanding at June 30, 2004	402,411,561
Share options exercised	191,970
Common Shares repurchased/retired (at an average price of $27.84 per share for approximately $360,000 in the aggregate)	(12,944)
Units redeemed for Common Shares	558,768
Restricted shares and share awards issued, net of cancellations	(14,123)

Outstanding at September 30, 2004	403,135,232

Distributions

	Quarterly
	Distribution		Shareholder
	Amount Per Share	Date Paid	Record Date

Common Shares	$.50	October 15, 2004	September 30, 2004
Series B Preferred Shares	$0.65625	August 16, 2004	August 2, 2004
Series G Preferred Shares	$0.484375	September 15, 2004	September 1, 2004

Preferred Shares

      In January 2004, we redeemed all of our 4,562,900 outstanding 8 5/8% Series C Cumulative Redeemable Preferred Shares of Beneficial Interest. The Series C Preferred Shares were redeemed at a redemption price of $25.00 per share for an aggregate redemption price of approximately $114.1 million. The deferred issuance costs of approximately $4.1 million was reflected as a preferred distribution.

NOTE 11 —	CUMULATIVE EFFECT OF A CHANGE IN ACCOUNTING PRINCIPLE

      Under the provisions of FIN 46(R), which we adopted on January 1, 2004, we consolidated the assets, liabilities and results of operations of SunAmerica Center, an office property located in Century City, California, which comprises approximately 780,063 square feet. We own an approximate 67% share of a $202.2 million mezzanine-level debt position, for which we paid approximately $73.9 million in 1999. As a result of this ownership position, we determined we were the primary beneficiary of this variable interest entity. As of December 31, 2003, this investment was recorded as a note receivable and was included in other assets. The note matures in August 2014 and prior to then interest is payable based on available cash flow. Our maximum exposure to loss as a result of the investment is equivalent to the $73.9 million we invested in 1999 and an additional $2.5 million which we may be required to loan the entity in the event of a cash shortfall. Our payment recourse is limited to the mezzanine borrower’s equity in the property.

EQUITY OFFICE PROPERTIES TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

      As a result of the consolidation of SunAmerica Center, we recorded a cumulative effect of a change in accounting principle loss of approximately $33.7 million in the first quarter 2004. The effect on our assets and liabilities as a result of the consolidation of SunAmerica Center as of January 1, 2004 was:

(Dollars in thousands)

Investment in real estate	$330,787
Accumulated depreciation	$(31,219)
Mortgage debt	$(203,225)
Net other assets and liabilities, including a net discount of $31,476	$(130,040	)(a)

(a)	As of January 1, 2004, our joint venture partner’s share of the mezzanine-level debt of approximately $49.7 million is recorded in other liabilities, which is net of a discount of approximately $31.5 million. Interest expense on the approximate $66 million face amount of the joint venture partner’s debt is accrued at 7.25% per annum and the discount is amortized to interest expense through the maturity of the mezzanine-level loan in 2014. The remaining debt of approximately $15 million does not accrue interest.

NOTE 12 —	(LOSS) EARNINGS PER SHARE

      The following table sets forth the computation of basic and diluted (loss) earnings per share:

	For the three months		For the nine months
	ended September 30,		ended September 30,

(Dollars in thousands, except per share data)	2004	2003	2004	2003

Numerator:
(Loss) income from continuing operations	$(125,178)	$110,011	$83,241	$340,795
Preferred distributions	(8,701)	(10,508)	(30,393)	(41,364)

(Loss) income from continuing operations available to common shareholders	(133,879)	99,503	52,848	299,431
Discontinued operations (including net gain (loss) on sales of real estate of $3,016, $(6,326), $7,138 and $45,399 respectively)	4,899	10,672	17,724	102,322
Cumulative effect of a change in accounting principle	—	—	(33,697)	—

Numerator for basic (loss) earnings per share — net (loss) income available to common shareholders	(128,980)	110,175	36,875	401,753
Net (loss) income available to common shareholders allocated to minority interests in EOP Partnership	(15,628)	13,640	4,431	49,481

Numerator for diluted (loss) earnings per share — net (loss) income available to common shareholders	$(144,608)	$123,815	$41,306	$451,234

EQUITY OFFICE PROPERTIES TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

	For the three months		For the nine months
	ended September 30,		ended September 30,

(Dollars in thousands, except per share data)	2004	2003	2004	2003

Denominator:
Denominator for basic (loss) earnings per share — weighted average Common Shares outstanding	400,956,118	397,401,024	400,534,299	402,013,359

Effect of dilutive potential common shares:
Units	47,810,787	49,349,203	48,365,813	49,718,115
Share options and restricted shares	—	2,055,161	1,901,065	1,720,439

Dilutive potential common shares	47,810,787	51,404,364	50,266,878	51,438,554

Denominator for diluted (loss) earnings per share — weighted average Common Shares outstanding and dilutive potential common shares	448,766,905	448,805,388	450,801,177	453,451,913

(Loss) earnings per share — basic:
(Loss) income from continuing operations available to common shareholders, net of minority interests	$(0.33)	$0.25	$0.13	$0.77
Discontinued operations, net of minority interests	0.01	0.02	0.04	0.23
Cumulative effect of a change in accounting principle, net of minority interests	—	—	(0.08)	—

Net (loss) income available to common shareholders, net of minority interests(a)	$(0.32)	$0.28	$0.09	$1.00

(Loss) earnings per share — diluted:
(Loss) income from continuing operations available to common shareholders	$(0.33)	$0.25	$0.13	$0.77
Discontinued operations	0.01	0.02	0.04	0.23
Cumulative effect of a change in accounting principle	—	—	(0.07)	—

Net (loss) income available to common shareholders(a)	$(0.32)	$0.28	$0.09	$1.00

(a)	Net (loss) income available to common shareholders per share may not total the sum of the per share components due to rounding.

EQUITY OFFICE PROPERTIES TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

      The following securities were not included in the diluted (loss) earnings per share computation because they would have had an antidilutive effect:

		For the three months		For the nine months
		ended September 30,		ended September 30,
	Weighted Average
Antidilutive Securities	Exercise Price	2004	2003	2004	2003

Share options	$27.57	22,359,571	—	—	—
Share options	$29.25	—	13,140,521	—	—
Share options	$29.14	—	—	15,115,409	—
Share options	$29.26	—	—	—	13,466,685
Series B Preferred Shares	$35.70	8,389,354	8,389,354	8,389,354	8,389,354
Restricted shares	$27.22	1,968,060	—	—	—

Total		32,716,985	21,529,875	23,504,763	21,856,039

EQUITY OFFICE PROPERTIES TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

NOTE 13 —	SEGMENT INFORMATION

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

	For the three months			For the three months
	ended September 30, 2004			ended September 30, 2003

	Office	Corporate		Office	Corporate
(Dollars in thousands)	Properties	and Other	Consolidated	Properties	and Other	Consolidated

Property operating revenues(1)	$786,500	$998	$787,498	$774,902	$1,189	$776,091
Property operating expenses(2)	(301,554)	(311)	(301,865)	(277,679)	(268)	(277,947)

Property net operating income from continuing operations	484,946	687	485,633	497,223	921	498,144

Adjustments to arrive at net income:
Other revenues	1,315	8,453	9,768	2,086	3,570	5,656
Interest expense(3)	(53,106)	(157,355)	(210,461)	(44,265)	(163,640)	(207,905)
Depreciation and amortization	(185,584)	(4,278)	(189,862)	(169,555)	(3,321)	(172,876)
Ground rent	(5,531)	—	(5,531)	(5,534)	—	(5,534)
General and administrative	—	(13,190)	(13,190)	—	(13,515)	(13,515)
Impairment	(228,272)	(898)	(229,170)	—	—	—

Total	(471,178)	(167,268)	(638,446)	(217,268)	(176,906)	(394,174)

(Loss) income before income taxes, allocation to minority interests, income from investments in unconsolidated joint ventures and gain on sale of real estate	13,768	(166,581)	(152,813)	279,955	(175,985)	103,970
Income taxes	(12)	(1,123)	(1,135)	(585)	874	289
Minority interests	(2,219)	15,628	13,409	(1,821)	(13,635)	(15,456)
Income from investments in unconsolidated joint ventures	14,847	298	15,145	19,550	1,658	21,208
Gain on sale of real estate	—	216	216	—	—	—

(Loss) income from continuing operations	26,384	(151,562)	(125,178)	297,099	(187,088)	110,011
Discontinued operations (including net gain (loss) on sales of real estate of $3,016 and ($6,326), respectively)	(908)	5,807	4,899	1,731	8,941	10,672

Net (loss) income	$25,476	$(145,755)	$(120,279)	$298,830	$(178,147)	$120,683

Property net operating income:
Continuing operations	$484,946	$687	$485,633	$497,223	$921	$498,144
Discontinued operations	(599)	3,713	3,114	15,445	8,121	23,566

Total property net operating income	$484,347	$4,400	$488,747	$512,668	$9,042	$521,710

Property operating margin from continuing and discontinued operations(4)			61.7%			64.6%

Property operating margin from continuing operations(4)			61.7%			64.2%

Total assets	$24,304,190	$472,302	$24,776,492

EQUITY OFFICE PROPERTIES TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

	For the nine months			For the nine months
	ended September 30, 2004			ended September 30, 2003

	Office	Corporate		Office	Corporate
(Dollars in thousands)	Properties	and Other	Consolidated	Properties	and Other	Consolidated

Property operating revenues(1)	$2,353,643	$2,899	$2,356,542	$2,316,106	$3,196	$2,319,302
Property operating expenses(2)	(873,344)	(1,016)	(874,360)	(819,891)	(976)	(820,867)

Property net operating income from continuing operations	1,480,299	1,883	1,482,182	1,496,215	2,220	1,498,435

Adjustments to arrive at net income:
Other revenues	3,667	40,755	44,422	3,219	25,935	29,154
Interest expense(3)	(161,254)	(467,870)	(629,124)	(133,800)	(489,499)	(623,299)
Depreciation and amortization	(549,002)	(13,966)	(562,968)	(498,848)	(9,968)	(508,816)
Ground rent	(15,927)	—	(15,927)	(15,000)	—	(15,000)
General and administrative	—	(38,208)	(38,208)	—	(44,672)	(44,672)
Impairment	(228,272)	(898)	(229,170)	—	—	—

Total	(950,788)	(480,187)	(1,430,975)	(644,429)	(518,204)	(1,162,633)

Income before income taxes, allocation to minority interests, income from investments in unconsolidated joint ventures and gain on sale of real estate	529,511	(478,304)	51,207	851,786	(515,984)	335,802
Income taxes	(429)	(1,798)	(2,227)	(969)	(1,312)	(2,281)
Minority interests	(7,126)	(4,431)	(11,557)	(6,168)	(49,476)	(55,644)
Income from investments in unconsolidated joint ventures	43,145	2,457	45,602	60,041	2,877	62,918
Gain on sale of real estate	—	216	216	—	—	—

Income from continuing operations	565,101	(481,860)	83,241	904,690	(563,895)	340,795
Discontinued operations (including net gain on sales of real estate of $7,138 and $45,339, respectively)	9,898	7,826	17,724	81,010	21,312	102,322

Income before cumulative effect of a change in accounting principle	574,999	(474,034)	100,965	985,700	(542,583)	443,117
Cumulative effect of a change in accounting principle	(33,697)	—	(33,697)	—	—	—

Net income	$541,302	$(474,034)	$67,268	$985,700	$(542,583)	$443,117

Property net operating income:
Continuing operations	$1,480,299	$1,883	$1,482,182	$1,496,215	$2,220	$1,498,435
Discontinued operations	(372)	18,689	18,317	52,902	25,888	78,790

Total property net operating income	$1,479,927	$20,572	$1,500,499	$1,549,117	$28,108	$1,577,225

Property operating margin from continuing and discontinued operations(4)			63.0%			64.9%

Property operating margin from continuing operations(4)			62.9%			64.6%

Total assets	$24,304,190	$472,302	$24,776,492

(1)	Included in property operating revenues are rental revenues, tenant reimbursements, parking income and other income.

(2)	Included in property operating expenses are real estate taxes, insurance, repairs and maintenance and property operating expenses.

(3)	Interest expense for the Office Properties represents interest expense on property secured mortgage debt and does not include interest expense on the unsecured notes or the lines of credit.

(4)	Property operating margin is calculated by dividing property net operating income by property operating revenues.

EQUITY OFFICE PROPERTIES TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

NOTE 14 —	COMMITMENTS AND CONTINGENCIES

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

      On May 8, 2003, Broadband Office, Inc. and the official committee of unsecured creditors of Broadband Office Inc. filed a complaint in the United States Bankruptcy Court for the District of Delaware against one private and seven public real estate companies, various affiliated entities and certain individuals, including us, David Helfand (a former executive vice president of ours), Spieker Properties, Inc. and Spieker Properties, L.P. (which we acquired in 2001) and Craig Vought (formerly co-chief executive officer of Spieker Properties, Inc. and a former trustee of ours). On October 1, 2004, the Court entered its order dismissing the litigation with prejudice pursuant to a settlement among all of the parties. As part of the settlement, we paid the plaintiffs $351,429, which is an amount equal to our share of the total settlement consideration paid by all of the defendant real estate companies. In exchange, we received full payment on our administrative rent claims in the sum of $316,327 resulting in a net out-of-pocket expenditure of approximately $35,000.

      We received three Notices of Violation (the “NOVs”) from the California South Coast Air Quality Management District (the “District”) with regard to certain equipment located at three of our Properties in the Pasadena, California area. The District is a regulatory body that is responsible for, among other things, permitting sources of certain air pollutants. Each of the subject Properties has a number of such sources located on it (standard equipment such as boilers, generators, and emergency fire pumps). The NOVs indicated that, among the Properties, two boilers, three generators, and a diesel-powered fire pump were not properly permitted as required by the District’s regulations. The equipment has now been properly permitted. Although we cannot determine the amount of any eventual monetary fine that the District will seek to impose, the District advised us in August 2004 that it may seek some level of monetary fine. We believe there to be significant mitigating factors which we have asked the District to consider in determining the amount of the fine. However, we do not believe that such monetary fine will have a material adverse effect on our financial condition, results of operation, or liquidity.

Forward-Starting Interest Rate Swaps

      As of December 31, 2003, we had $1.3 billion of forward-starting interest rate swaps outstanding, of which $800 million were settled in March 2004 and $500 million were settled in May 2004 (see Note 9 —

EQUITY OFFICE PROPERTIES TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

Unsecured Notes, Derivative Financial Instruments, and Lines of Credit). The market value of the swaps at December 31, 2003 represented a net liability to us of approximately $10.4 million (approximately $11.1 million is recorded in other assets and $21.5 million is recorded in other liabilities). The corresponding net market value of the swaps was included in accumulated other comprehensive income as of December 31, 2003.

Fixed-to-Floating Interest Rate Swaps

      In March 2004, we entered into fixed-to-floating interest rate swap agreements in the notional amount of $1.0 billion to hedge the $1.0 billion of unsecured notes also issued in March 2004. We are the variable interest rate payer and the counterparty is the fixed rate payer. The swaps effectively converted the unsecured notes to a variable interest rate based on LIBOR plus 43 basis points plus an additional 79 basis points for loan costs. The swaps are considered perfectly effective fair value hedges because the periodic settlement dates and other key terms correspond to the dates and other key terms of the hedged unsecured notes.

      The fixed-to-floating interest rate swaps and the hedged unsecured notes are reflected on the consolidated balance sheet at market value. The market value of the swaps is reflected in other assets or other liabilities, and the corresponding market value of the unsecured notes is reflected as either a premium or discount on the unsecured notes. The market value of the swaps at September 30, 2004 represented a liability to us of approximately $31.4 million.

Contingencies

      Certain joint venture agreements contain buy/sell options in which each party has the option to acquire the interest of the other party. Except for certain agreements in which our partners in two of our Office Properties can require us to buy their interests, such agreements do not generally require that we buy our partners’ interest. The exceptions allow our unaffiliated partners, at their election, to require that we buy their interests during specified future time periods, commencing in 2009 and at amounts that represent the fair market value of their interest at that time or at amounts based on formulas contained in the respective agreements. In addition, we have granted options to each of three tenants to purchase the Office Property it occupies.

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

      Approximately 230 of our Properties, consisting of approximately 30.9 million square feet, are subject to restrictions on taxable dispositions under tax protection agreements entered into with some of the contributors of the properties. The carrying value of these properties was approximately $6.6 billion at September 30, 2004. The restrictions on taxable dispositions are effective for periods expiring at different times through 2021. The terms of these tax protection agreements generally prevent us from selling the properties in taxable transactions unless we indemnify the contributing partners for their income tax liability on the portion of the gain on sale allocated to them as a result of the Property’s value at the time of its contribution to us or, in some cases, to our predecessor. We do not believe that the tax protection agreements materially affect the conduct of our business or our decisions whether to dispose of restricted properties during the restriction period because we generally hold these and our other properties for investment purposes, rather than for sale. Historically, however, where we have deemed it to be in our shareholders’ best interests to dispose of restricted Properties, we have done so through transactions structured as tax-deferred transactions under section 1031 of the Internal Revenue Code. We anticipate structuring most future dispositions of restricted Properties as transactions intended to qualify for tax-deferred treatment. We therefore view the likelihood of incurring any

EQUITY OFFICE PROPERTIES TRUST

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

such material indemnification obligations to be remote. Were we to dispose of a restricted Property in a taxable transaction, we generally would be required to pay to a partner that is a beneficiary of one of the tax protection agreements an amount based on the amount of income tax the partner would be required to pay on the incremental gain allocated to such partner as a result of the built-in gain that existed with respect to such Property at the time of its contribution to us, or in some cases, to our predecessor. In some cases there is a further requirement to reimburse any additional tax liability arising from the indemnification payment itself. The exact amount that would be payable with respect to any particular taxable sale of a restricted Property would depend on a number of factors, many of which can only be calculated at the time of any future sale, including the sale price of the Property at the time of the sale, the partnership’s basis in the Property at the time of the sale, the partner’s basis in the assets at the time of the contribution, the partner’s applicable rate of federal, state and local taxation at the time of the sale, and the timing of the sale itself.

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

Third-Party
Type of Insurance Coverage	Equity Office Loss Exposure/Deductible	Coverage Limitation

Property damage and business interruption(a)	$50 million per occurrence and $75 million annual aggregate exposure (which includes amounts paid for earthquake loss), plus $1 million per occurrence deductible	$1.0 billion per occurrence(c)
Earthquake(a)(b)	$75 million per occurrence and annual aggregate exposure (which includes amounts paid for property damage and business interruption loss), plus $1 million per occurrence deductible	$325 million in the aggregate per year(c)
Acts of terrorism(d)	$2.8 million per occurrence deductible (plus 10% of each and every loss with a maximum per occurrence exposure of $35.3 million which includes the $2.8 million deductible)	$825 million per occurrence(e)

(a)	We retain up to $75 million annual aggregate of such loss throughout the portfolio. In the event of a loss in excess of this retention limit, the third-party insurance carriers would be obligated to cover the losses up to the stated coverage amounts in the above table.

(b)	The amount of the third-party insurance relating to earthquakes is based on maximum probable loss studies performed by independent third parties. The maximum annual aggregate payment amount for earthquake loss is $325 million, inclusive of our loss exposure of $75 million plus $1 million per occurrence deductible. There can be no assurance that the maximum probable loss studies have accurately estimated losses that may occur.

(c)	These amounts include our loss exposure/deductible amount.

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

NOTE 15 —	SUBSEQUENT EVENTS

      The following transactions occurred subsequent to September 30, 2004, through October 29, 2004:

1. We issued $800 million of 4.65% fixed rate unsecured notes and $200 million variable rate unsecured notes at LIBOR plus 60 basis points plus an additional 13 basis points for loan costs. The notes mature in October 2010. The effective rate of the fixed rate notes is 4.81%. The net proceeds were used to repay $125 million outstanding under our bridge facility, which then terminated in accordance with its terms. The remaining portion of the net proceeds were used to repay outstanding balances under our $1 billion line of credit.

2. We announced the redemption of our 7.25% Senior Exchangeable Notes which are due November 15, 2008. We have elected to exercise our right to redeem the Notes on November 22, 2004. In accordance with the terms of the Notes, the regular semi-annual interest payment will be paid on November 15, 2004 to holders of record on November 1, 2004. The total redemption price to be paid on the redemption date will be 100% of the principal amount of $325 million plus interest accrued from and including November 15, 2004 to the redemption date. In connection with the redemption, approximately $5.3 million of unamortized loan costs will be expensed in the fourth quarter.

3. We sold the Port of Oakland industrial property, which consisted of three buildings comprising approximately 199,733 square feet in Oakland, California, for approximately $15.1 million.

4. We issued approximately $3.8 million of fixed interest rate EOP InterNotes with coupon interest rates ranging from 3.8% to 4.0%. The notes mature in October 2008.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

      Certain of the statements contained in this Form 10-Q which are not historical fact may be forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”). We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 21E of the Exchange Act. Such statements (none of which is intended as a guarantee of performance) are subject to certain risks and uncertainties, which could cause actual results to differ materially from those projected or anticipated. A number of important factors could cause actual results to differ materially from those indicated by the forward-looking statements, including, but not limited to, the risks described in our current report on Form 8-K filed with the Securities and Exchange Commission (the “SEC”) on March 22, 2004, as the same may be supplemented from time to time. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date this Form 10-Q is filed with the SEC. Among the factors about which we have made assumptions are the following:

•	changes in general economic conditions and the effect of any such changes on white-collar job growth and the demand for office space in markets in which we have a presence;

•	the availability of new competitive supply;

•	our ability to maintain and increase occupancy;

•	our ability to timely lease or re-lease space at anticipated net effective rents, calculated after giving effect to any required tenant improvements and leasing costs as well as rent concessions;

•	the amount of lease termination fees, if any;

•	the extent of any tenant bankruptcies and insolvencies;

•	the cost and availability of debt and equity financing;

•	our ability to acquire and dispose of certain assets from time to time on acceptable terms;

•	the effect of any impairment charges associated with asset dispositions or changes in market conditions;

•	our ability to realize anticipated cost savings and to otherwise create and realize economic benefits of scale;

•	our ability to obtain, at a reasonable cost, adequate insurance coverage for catastrophic events, such as earthquakes and terrorist acts; and

•	other risks and uncertainties detailed from time to time in our filings with the SEC.

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

Current Economic Environment

      Over the past few years, we have faced an economic slowdown marked by slow employment growth and increased office vacancy in the United States. The poor economic environment and weak office markets adversely impacted our financial results. Although the economy appears to be recovering, this has not yet significantly impacted our financial results. Our overall office occupancy declined from 88.6% at December 31, 2002 to 86.7% at September 30, 2004. This was due to early lease terminations, which totaled approximately 8.4 million square feet, or approximately 6.7% of occupancy lost in our office portfolio since the beginning of 2003. Since the beginning of the fourth quarter 2003, our occupancy has remained relatively stable at slightly in excess of 86%, with an increase to 86.7% at September 30, 2004. We expect our occupancy to be approximately 88% by December 31, 2004.

      The decline in market rental rates from their peak levels in 2000 and 2001 has also adversely impacted our financial results. Although market rental rates seem to have stabilized in many of our markets, the roll down of rents on our expiring leases to current market levels will continue to adversely impact our rental revenues, net income and funds from operations for the foreseeable future, assuming market rental rates do not materially increase from their existing levels. In addition, tenant improvements and leasing costs have increased significantly over the last 15 months due to the competitive market conditions for new and renewal leases. In 2004, we expect the cost to obtain and keep tenants, such as tenant improvements, leasing costs, rent concessions and other concessions, to approximate 2003 levels.

      On a macroeconomic level, we believe office markets are beginning to recover and there will only be a minimal supply of new office space in most of our core markets in 2005. In 2003, net absorption was approximately 12.8 million square feet in our top 20 markets. In 2004, we expect net absorption of approximately 35 to 40 million square feet in the same markets. We anticipate annual growth in the gross domestic product in the range of 3.5% to 4% and modest office job growth in our top 20 markets. Although we believe this will lead to an increase in our occupancy level, any changes in these assumptions could impact our financial results.

Capital Transactions

      As part of our capital allocation strategy, we are concentrating our new investments in core markets and expect to sell non-core assets and exit non-core markets provided that market conditions for real estate assets remain favorable. We may incur gains or losses on property sales and may also incur impairment charges, some of which could be material, as a result of either sales or changes in market conditions.

      During 2003 through September 30, 2004, we took advantage of favorable market conditions for property sales by disposing of approximately $1.4 billion in assets. In addition, we entered into joint ventures and sold a 75% to 80% interest in 13 Office Properties for approximately $596.5 million. We used the proceeds from these asset sales to repay debt, redeem preferred shares, acquire strategic assets in core markets, fund distributions to common shareholders and unitholders and repurchase Common Shares and Units. During this same period we acquired approximately $1.1 billion in assets.

      The remaining portion of our Management’s Discussion and Analysis of Financial Condition and Results of Operations will help you understand:

•	the key transactions that we completed during the nine months ended September 30, 2004;

•	our critical accounting policies and estimates;

•	our results of operations for the three and nine months ended September 30, 2004 and 2003;

•	our liquidity and capital resources; and

•	our funds from operations.

Key Transactions in 2004

      During the nine months ended September 30, 2004, we completed the following key transactions:

Investing Activities

•	acquired $828.8 million in assets, consisting of 20 Office Properties comprising approximately 2,810,975 square feet (including a 50% interest in Colorado Center), our partners’ interests in 1301 Avenue of the Americas and two vacant land parcels;

•	disposed of five office properties, 67 industrial properties, a 3% interest in an office property and one vacant land parcel in various transactions to unaffiliated parties for approximately $491.9 million. The sold office properties consisted of approximately 567,765 square feet and the industrial properties consisted of approximately 4,862,281 square feet; and

•	disposed of our investment in preferred shares of CT Convertible Trust I for approximately $32.1 million.

Financing Activities

          Debt

•	issued $1.0 billion of unsecured notes due March 2014 with a coupon interest rate of 4.75% and an effective rate of 5.54%. In connection with this issuance, we settled $800 million of forward-starting interest rate swaps for a payment of approximately $69.1 million. Approximately $0.2 million of this payment was considered an ineffective hedge and was expensed during the first quarter. The remaining $68.9 million was considered an effective hedge and is being amortized to interest expense over the 10-year term of the $1.0 billion notes;

•	launched a new program allowing for the issuance of up to $500 million of unsecured medium-term notes for sale to retail investors through licensed brokers (“EOP InterNotes”). Since the beginning of the program, we have issued approximately $21.9 million of fixed interest rate EOP InterNotes with coupons ranging from 3.70% to 5.25%. Including all offering expenses, the effective rates of the InterNotes issued range from 3.97% to 5.46% and the maturity dates range from three to six and a half years.

•	issued $45 million of unsecured notes due May 2014 at a variable rate of LIBOR plus 77.5 basis points;

•	repaid approximately $880 million unsecured notes;

•	repaid approximately $398.8 million of mortgage debt;

•	obtained a $500 million bridge revolving credit facility that matured in July 2005; and

•	cancelled a $1.0 billion standby 364-day line of credit.

Swaps

•	entered into several fixed-to-floating interest rate swap agreements, total notional amount of $1.0 billion, that effectively converted the interest rate on the $1.0 billion unsecured notes issued in March 2004 from a fixed effective rate of 5.54% to a floating rate of LIBOR plus 43 basis points plus 79 basis points of loan costs; and

•	settled $500 million notional amount of forward-starting interest rate swaps and recognized a gain of approximately $24.0 million. The swaps were entered into in 2003 to hedge an unsecured note offering that was expected to take place in June 2004, but did not occur.

Preferred Shares

•	redeemed the 8 5/8% Series C Cumulative Redeemable Preferred Shares of Beneficial Interest for approximately $114.1 million.

Other

•	consolidated the assets, liabilities and results of operations of the SunAmerica Center Office Property as of January 1, 2004 in accordance with FIN 46(R) and recognized a cumulative effect of a change in accounting principle loss of approximately $33.7 million; and

•	during September 2004, we recorded a non-cash impairment charge of approximately $229.2 million on 46 non-core assets.

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

Results of Operations

Trends in Occupancy, Rental Rates, Lease Terminations and Tenant Improvements and Leasing Costs

      Below is a summary of leasing activity for tenants taking occupancy for the periods presented in our Office Properties. Our 10 largest markets in terms of property net operating income from continuing operations in order from greatest to least are Boston, San Francisco, San Jose, New York, Seattle, Los Angeles, Chicago, Washington D.C., Atlanta and Orange County. These markets accounted for approximately 78.6% of our property net operating income from continuing operations in the third quarter of 2004.

	For the three months		For the nine months		For the year
	ended September 30,		ended September 30,		ended
					December 31,
Office Property Data:	2004	2003	2004	2003	2003

10 Largest Markets:
Portion of total office portfolio based on square feet at end of period	70.1%	68.6%	70.1%	68.6%	69.4%
Occupancy at end of period	86.4%	86.0%	86.4%	86.0%	86.1%
Gross square footage for tenants whose lease term commenced during the period	3,457,834	3,966,380	10,778,239	11,153,993	15,218,840
Weighted average annual rent per square foot for tenants whose lease term commenced during the period:
GAAP basis(a)(b)	$25.54	$26.54	$26.36	$28.53	$27.93
Cash basis(b)(c)	$24.86	$25.62	$25.55	$27.67	$26.99
Gross square footage for expiring and terminated leases during the period	2,984,694	3,935,474	10,412,385	12,230,812	15,932,288
Weighted average annual rent per square foot for expiring and terminated leases during the period:
GAAP basis(a)	$29.93	$29.02	$30.24	$30.71	$31.12
Cash basis(c)	$30.89	$29.63	$31.28	$31.34	$31.50

	For the three months		For the nine months		For the year
	ended September 30,		ended September 30,		ended
					December 31,
Office Property Data:	2004	2003	2004	2003	2003

Total Office Portfolio:
Occupancy at end of period	86.7%	86.3%	86.7%	86.3%	86.3%
Gross square footage for tenants whose lease term commenced during the period	5,028,416	6,046,484	16,685,427	16,564,918	22,684,488
Weighted average annual rent per square foot for tenants whose lease term commenced during the period:
GAAP basis(a)(b)	$24.28	$24.24	$23.97	$25.96	$25.68
Cash basis(b)(c)	$23.41	$23.31	$23.42	$25.20	$24.86
Gross square footage for expiring and terminated leases during the period	4,295,973	6,159,294	16,054,528	18,003,915	23,976,592
Weighted average annual rent per square foot for expiring and terminated leases during the period:
GAAP basis(a)	$27.79	$26.07	$27.19	$27.82	$28.14
Cash basis(c)	$28.61	$26.61	$28.04	$28.40	$28.55

(a)	These weighted average GAAP rental rates are based on the average annual base rent per square foot over the term of each lease and the current estimated tenant reimbursements, if any.

(b)	Weighted average annual rent per square foot for new office leases for tenants whose lease term commenced during the period may lag behind market because leasing decisions typically are made anywhere from one month to 12 or more months prior to taking occupancy.

(c)	These weighted average annual cash rental rates are based on the monthly contractual rent when the lease commenced, expired or terminated. For new and renewal leases, if the monthly contractual rent when the lease commenced is $0 then the rental rate represents the first monthly rent payment due multiplied by 12 months (“Annualized Cash Rent”). This amount reflects total base rent and estimated expense reimbursements without regard to any rent concessions and contractual increases or decreases in rent after the lease commences. We believe Annualized Cash Rent is a useful measure because this information can be used for comparison to current market rents as published by various third party sources.

      The general decline in occupancy for our Office Properties since the beginning of 2003 was a result of early lease terminations. Although lease termination fees increase current period income, future rental income will most likely be reduced. Given the decline in market rents, it is unlikely we will lease the space to new tenants at the same rental rates which had been payable under the terminated leases. We will also often incur downtime and additional costs to relet the space. Although there is no way of predicting future lease terminations, we currently anticipate that lease termination fees and the affected square feet will be lower in 2004 than 2003. The amount of lease termination fees are not necessarily proportionate to the square footage of leases being terminated.

      We estimate the average annual total contractual rent of approximately $30.25 per square foot as of September 30, 2004 for all of our Office Properties, calculated on a cash basis, is approximately $3.50 to $4.00 per square foot above current market rent, which represents a potential rent roll down. However, the rent roll down for leases expiring in 2005 to market will be in the $5.00 to $6.00 range due to leases expiring five years after the rent peaked in many of our markets. This roll down in rents adversely affects our rental revenues and until market rental rates increase substantially from their current levels, we expect it to adversely affect our rental revenues in subsequent periods as we enter into new leases. The square footage of leases scheduled to expire and the Annualized Cash Rent per occupied square foot for these leases is presented below.

		Annualized
	Square Feet	Cash Rent
	of Expiring	per Occupied
Year(a)	Leases	Square Foot

2004 (remainder)	3,104,693	$25.13
2005	13,040,530	29.62
2006	13,783,587	30.12
2007	13,495,875	28.94
2008	14,199,465	28.04
2009 and Thereafter	51,197,478	31.72

Total/ Average	108,821,628	$30.25

(a)	Based on the contractual termination date of the lease without regard to any early lease termination and/or renewal options.

      During 2003 and continuing in 2004, we experienced increases in tenant improvements and leasing costs as compared to historical levels as a result of competitive market conditions for new and renewal leases. The weighted average tenant improvement costs and leasing costs per square foot incurred for office leases which commenced during the nine months ended September 30, 2004 was approximately $18.56 compared to the cost of $18.07 per square foot incurred in the same respective period in 2003. The increase in tenant improvements and leasing costs resulted in a decrease in net effective rents (contract rents reduced by tenant improvements costs, leasing commissions and any rent concessions) for lease renewals and retenanted properties. We expect tenant improvements and leasing costs to average approximately $18 to $20 per square foot in 2004.

Period-to-Period Comparisons

Acquisition and Disposition Activity

      Below is a summary of our acquisition and disposition activity since January 1, 2003. The buildings and total square feet shown include properties we own in joint ventures with other partners that we either consolidate or account for under the equity method. The total square feet of these unconsolidated properties is included in the table. Excluding the joint venture partners’ share of the square feet of the office properties, we effectively owned 116,250,533 square feet of office space as of September 30, 2004.

	Office Properties		Industrial Properties

	Buildings	Square Feet	Buildings	Square Feet

Properties owned as of:
December 31, 2002	734	125,725,399	77	5,967,759
Acquisitions	2	829,293	—	—
Developments placed in service	5	1,218,215	—	—
Dispositions(a)	(53)	(5,182,707)	(2)	(216,900)
Properties taken out of service(b)	(4)	(450,548)	—	—
Building remeasurements	—	115,273	—	—

December 31, 2003	684	122,254,925	75	5,750,859
Consolidation of SunAmerica Center	1	780,063	—	—
Developments placed in service(c)	1	114,955	—	—
Dispositions	(1)	(118,172)	—	—
Building remeasurements	—	1,501	—	1,875

March 31, 2004	685	123,033,272	75	5,752,734
Acquisitions	2	328,741	—	—
Dispositions	(4)	(449,593)	(38)	(2,275,550)
Building remeasurements	—	23,979	—	—

June 30, 2004	683	122,936,399	37	3,477,184
Acquisitions	18	2,482,234	—	—
Dispositions	—	—	(29)	(2,586,731)
Building remeasurements	—	32,818	—	—

September 30, 2004	701	125,451,451	8	890,453

(a)	Excludes partial sales of real estate, which are accounted for under the equity method because the properties are still included in our portfolio statistics.

(b)	Cambridge Science Center (f/k/a Riverview I) is now considered a development and 175 Wyman has been taken out of service and is being held for potential redevelopment.

(c)	Douglas Corporate Center II, a development at December 31, 2003, is included in the office portfolio as an operational property effective in the first quarter 2004.

Results of Operations

      The financial data presented in the consolidated statements of operations show changes in revenues and expenses from period-to-period. We do not believe our period-to-period financial data are necessarily comparable because we acquire and dispose of properties on an ongoing basis. The following tables show results attributable to the Properties that were held during both periods being compared (the “Same Store Portfolio”) and the changes in our aggregate total portfolio of Properties (the “Total Portfolio”). The significant differences between our Same Store and Total Portfolios are:

•	revenues recorded and expenses incurred at the corporate level;

•	the consolidations of 1301 Avenue of the Americas and SunAmerica Center in the first quarter of 2004;

•	the consolidation of Key Center in the third quarter of 2003;

•	the acquisition of two office buildings in 2003 comprising approximately 829,293 square feet and 20 office buildings acquired in 2004 comprising approximately 2,810,975 square feet;

•	certain developments placed in service;

•	the disposition of 55 properties in 2003 comprising approximately 5,399,607 square feet;

•	the sale in December 2003 of 75% and 80% of our interests in 13 Office Properties (which are now accounted for under the equity method); and

•	the disposition of 72 properties comprising approximately 5,430,046 square feet in 2004.

      Included in property operating revenues are rental revenue, tenant reimbursements, parking and other income. Included in property operating expenses are insurance, repairs and maintenance and property operating expenses.

Comparison of the three months ended September 30, 2004 to the three months ended September 30, 2003

      The table below represents selected operating information for the Total Portfolio and for the Same Store Portfolio consisting of 635 consolidated Office Properties, eight Industrial Properties and 23 unconsolidated joint venture Properties acquired or placed in service on or prior to July 1, 2003.

	Total Portfolio				Same Store Portfolio

			Change				Change

(Dollars in thousands)	2004	2003	$	%	2004	2003	$	%

Revenues:
Property operating revenues	$787,498	$776,091	$11,407	1.5%	$727,419	$745,605	$(18,186)	(2.4)%
Fee income	3,220	1,969	1,251	63.5	—	—	—	—

Total revenues	790,718	778,060	12,658	1.6	727,419	745,605	(18,186)	(2.4)

Expenses:
Depreciation and amortization	189,862	172,876	16,986	9.8	172,893	164,085	8,808	5.4
Real estate taxes	94,275	83,670	10,605	12.7	84,742	78,128	6,614	8.5
Property operating expenses	207,590	194,277	13,313	6.9	193,485	187,421	6,064	3.2
Ground rent	5,531	5,534	(3)	(0.1)	4,837	4,700	137	2.9
General and administrative(a)	13,190	13,515	(325)	(2.4)	—	—	—	—
Impairment	229,170	—	229,170	—	229,170	—	229,170	—

Total expenses	739,618	469,872	269,746	57.4	685,127	434,334	250,793	57.7

Operating income	51,100	308,188	(257,088)	(83.4)	42,292	311,271	(268,979)	(86.4)

Other income (expense):
Interest and dividend income	1,811	3,380	(1,569)	(46.4)	752	769	(17)	(2.2)
Realized gain on sale of securities	4,737	307	4,430	1,443.0	—	—	—	—
Interest expense(b)	(210,461)	(207,905)	(2,556)	1.2	(37,567)	(46,385)	8,818	(19.0)

Total other income (expense)	(203,913)	(204,218)	305	(0.1)	(36,815)	(45,616)	8,801	(19.3)

Income before income taxes, allocation to minority interests, income from investments in unconsolidated joint ventures and gain on sale of real estate	(152,813)	103,970	(256,783)	(247.0)	5,477	265,655	(260,178)	(97.9)
Income taxes	(1,135)	289	(1,424)	(492.7)	(11)	(491)	480	(97.8)
Minority interests	13,409	(15,456)	28,865	(186.8)	(2,517)	(2,248)	(269)	12.0
Income from investments in unconsolidated joint ventures	15,145	21,208	(6,063)	(28.6)	10,679	9,776	903	9.2
Gain on sale of real estate	216	—	216	—	—	—	—	—

(Loss) income from continuing operations	(125,178)	110,011	(235,189)	(213.8)	13,628	272,692	(259,064)	(95.0)
Discontinued operations (including net gain (loss) on sales of real estate of $3,016 and ($6,326), respectively)	4,899	10,672	(5,773)	(54.1)	—	—	—	—

Net (loss) income	$(120,279)	$120,683	$(240,962)	(199.7)%	$13,628	$272,692	$(259,064)	(95.0)%

Property net operating income from continuing operations(c)	$485,633	$498,144	$(12,511)	(2.5)%	$449,192	$480,056	$(30,864)	(6.4)%

Deferred rental revenue	$16,421	$19,699	$(3,278)	(16.6)%	$13,200	$18,624	$(5,424)	(29.1)%

Lease termination fees	$9,561	$15,467	$(5,906)	(38.2)%	$8,050	$15,460	$(7,410)	(47.9)%

(a)	Corporate general and administrative expense is not allocated to the Same Store Portfolio because these expenses are not directly incurred in connection with any specific Property.

(b)	Interest expense (including amortization of deferred financing costs and prepayment expenses) for the Same Store Portfolio represents interest expense on property secured mortgage debt and does not include interest expense on the unsecured notes or the line of credit.

(c)	Represents segment data. See Item 1. Financial Statements Note 13 — Segment Information.

Property Operating Revenues

      The decrease in property operating revenues in the Same Store Portfolio was primarily attributable to lower average rental rates on new leases as compared to average rental rates on expiring leases and a decrease in lease termination fees of approximately $7.4 million. This decrease was partially offset by an increase in occupancy for the Same Store Portfolio from 86.5% at June 30, 2003 to 86.6% at September 30, 2004.

Depreciation and Amortization

      Total Portfolio and Same Store Portfolio depreciation and amortization expense increased from the prior period primarily as a result of capital and tenant improvements made since the beginning of the prior period and from an increase in leasing costs. Total Portfolio depreciation and amortization expense also increased as a result of Properties acquired and the consolidation of three Office Properties.

Real Estate Taxes

      Real estate taxes increased for the Same Store Portfolio primarily due to an increase in estimated taxes at our properties located in California of approximately $7.6 million offset, in part, by savings at our properties located in Boston of approximately $1.3 million.

Property Operating Expenses

      Property operating expenses increased for the Same Store Portfolio primarily as a result of increases in repairs and maintenance expense of approximately $5.8 million, insurance expense of approximately $0.8 million and utilities of approximately $2.6 million, partially offset by a decrease in other property operating expenses of approximately $3.1 million. During 2004, we expanded our preventive maintenance program in an effort to reduce future emergency repairs. This resulted in an increase in repairs and maintenance expense as compared to the third quarter 2003. The increase in utility expense was primarily due to general increases in rates charged by the utility suppliers.

Impairment

      During September 2004, after an in-depth review of our portfolio on an asset-by-asset basis, we reduced our intended holding period for 96 non-core assets comprising approximately 17.7 million square feet. We currently intend to sell these assets over the next five years, as market conditions warrant. Based on our analysis of the future cash flows of each asset over the next five years, we determined that 46 of the assets comprising approximately 2.8 million square feet were permanently impaired. The difference between the fair value (calculated either by discounting estimated future cash flows and sales proceeds or utilizing market comparables) and the net book value was approximately $229.2 million which was reflected as a non-cash impairment charge in the current quarter.

Realized Gain on Sale of Securities

      Realized gain on sale of securities increased for the Total Portfolio primarily due to the $2.3 million gain recognized from the disposition of our investment in CT Convertible Trust I preferred shares, of which Mr. Zell (the Chairman of our Board of Trustees) is Chairman of the Board, and a gain of $2.4 million on the sale of other securities during the third quarter 2004.

Interest Expense

      Interest expense for the Same Store Portfolio decreased primarily as a result of mortgage debt repayments since July 1, 2003 totaling approximately $520.0 million, which encumbered 11 properties.

Minority Interests

      Minority interests for the Total Portfolio decreased primarily because of the net loss for the three months ended September 30, 2004 as compared to the prior period.

Income from Investments in Unconsolidated Joint Ventures

      We acquired the remaining economic interests in 1301 Avenue of the Americas and Key Center office buildings and consolidated these Properties. The consolidation caused a decrease in income from investments in unconsolidated joint ventures for the Total Portfolio. In the three months ended September 30, 2003, the net income from these Properties that was included in income from investments in unconsolidated joint ventures was approximately $3.4 million. This decrease was partially offset by the 13 Office Properties in which we sold 75% and 80% of our interests during December 2003 and are now accounted for under the equity method. These Properties contributed approximately $3.2 million to income from investments in unconsolidated joint ventures in the three months ended September 30, 2004.

      In addition, we sold our interest in Foundry Square IV in the third quarter 2003 and recognized a gain of approximately $7.1 million.

Gain on Sale of Real Estate

      In September 2004, the Four Oaks office property located in Houston, Texas, in which we owned an approximate 3% interest, was sold. Our share of the net proceeds from the sale was approximately $7.1 million and we recognized a gain from the transaction of approximately $0.2 million. We accounted for our investment under the cost method. As of September 30, 2004, our share of the net proceeds is reflected as a receivable and is included in prepaid expenses and other assets. The receivable was collected in October.

Discontinued Operations

      The decrease in discontinued operations was the result of the loss of net income due to sales of properties, partially offset by the net gain on the sale of properties during the three months ended September 30, 2004 as compared to the prior period. Discontinued operations for the three months ended September 30, 2003 include the net income of properties sold in 2003 and 2004 whereas the discontinued operations in 2004 only include the net income of properties sold during the three months ended September 30, 2004.

Comparison of the nine months ended September 30, 2004 to the nine months ended September 30, 2003

      The table below represents selected operating information for the Total Portfolio and for the Same Store Portfolio consisting of 635 consolidated Office Properties, eight Industrial Properties and 23 unconsolidated joint venture Properties acquired or placed in service on or prior to January 1, 2003.

	Total Portfolio				Same Store Portfolio

			Change				Change

(Dollars in thousands)	2004	2003	$	%	2004	2003	$	%

Revenues:
Property operating revenues	$2,356,542	$2,319,302	$37,240	1.6%	$2,192,009	$2,234,633	$(42,624)	(1.9)%
Fee income	10,129	10,431	(302)	(2.9)	—	—	—	—

Total revenues	2,366,671	2,329,733	36,938	1.6	2,192,009	2,234,633	(42,624)	(1.9)

Expenses:
Depreciation and amortization	562,968	508,816	54,152	10.6	515,312	485,839	29,473	6.1
Real estate taxes	277,923	260,898	17,025	6.5	254,895	246,367	8,528	3.5
Property operating expenses	596,437	559,969	36,468	6.5	561,482	542,510	18,972	3.5
Ground rent	15,927	15,000	927	6.2	13,789	13,949	(160)	(1.1)
General and administrative(a)	38,208	44,672	(6,464)	(14.5)	—	—	—	—
Impairment	229,170	—	229,170	—	229,170	—	229,170	—

Total expenses	1,720,633	1,389,355	331,278	23.8	1,574,648	1,288,665	285,983	22.2

Operating income	646,038	940,378	(294,340)	(31.3)	617,361	945,968	(328,607)	(34.7)

Other income (expense):
Interest and dividend income	5,540	10,273	(4,733)	(46.1)	2,559	2,632	(73)	(2.8)
Realized gain on sale of securities	28,753	8,450	20,303	240.3	—	—	—	—
Interest expense(b)	(629,124)	(623,299)	(5,825)	0.9	(121,599)	(140,718)	19,119	(13.6)

Total other income (expense)	(594,831)	(604,576)	9,745	(1.6)	(119,040)	(138,086)	19,046	(13.8)

Income before income taxes, allocation to minority interests, income from investments in unconsolidated joint ventures and gain on sale of real estate	51,207	335,802	(284,595)	(84.8)	498,321	807,882	(309,561)	(38.3)
Income taxes	(2,227)	(2,281)	54	(2.4)	(446)	(863)	417	(48.3)
Minority interests	(11,557)	(55,644)	44,087	(79.2)	(8,053)	(7,004)	(1,049)	15.0
Income from investments in unconsolidated joint ventures	45,602	62,918	(17,316)	(27.5)	32,071	40,104	(8,033)	(20.0)
Gain on sale of real estate	216	—	216	—	—	—	—	—

Income from continuing operations	83,241	340,795	(257,554)	(75.6)	521,893	840,119	(318,226)	(37.9)
Discontinued operations (including net gain on sales of real estate of $7,138 and $45,399, respectively)	17,724	102,322	(84,598)	(82.7)	—	—	—	—

Income before cumulative effect of a change in accounting principle	100,965	443,117	(342,152)	(77.2)	521,893	840,119	(318,226)	(37.9)
Cumulative effect of a change in accounting principle	(33,697)	—	(33,697)	—	—	—	—	—

Net income	$67,268	$443,117	$(375,849)	(84.8)%	$521,893	$840,119	$(318,226)	(37.9)%

Property net operating income from continuing operations(c)	$1,482,182	$1,498,435	$(16,253)	(1.1)%	$1,375,632	$1,445,756	$(70,124)	(4.9)%

Deferred rental revenue	$60,790	$49,961	$10,829	21.7%	$50,417	$47,680	$2,737	5.7%

Lease termination fees	$37,498	$36,397	$1,101	3.0%	$30,683	$35,671	$(4,988)	(14.0)%

(a)	Corporate general and administrative expense is not allocated to the Same Store Portfolio because these expenses are not directly incurred in connection with any specific Property.

(b)	Interest expense (including amortization of deferred financing costs and prepayment expenses) for the Same Store Portfolio represents interest expense on property secured mortgage debt and does not include interest expense on the unsecured notes or the line of credit.

(c)	Represents segment data. See Item 1. Financial Statements Note 13 — Segment Information.

Property Operating Revenues

      The decrease in property operating revenues in the Same Store Portfolio was primarily attributable to reduced occupancy in the Same Store Portfolio from 88.1% at December 31, 2002 to 86.6% at September 30, 2004. The decrease in occupancy was due to early lease terminations. In addition to the decline in occupancy, rental revenues declined as a result of lower average rental rates on new leases as compared to average rental rates on expiring leases.

Depreciation and Amortization

      Total Portfolio and Same Store Portfolio depreciation and amortization expense increased from the prior period primarily as a result of capital and tenant improvements made since the beginning of the prior period and from an increase in leasing costs. Total Portfolio depreciation and amortization expense also increased as a result of Properties acquired and the consolidation of three Office Properties.

Real Estate Taxes

      Real estate taxes increased for the Same Store Portfolio primarily due to an increase in estimated taxes at our properties located in California of approximately $13.9 million offset, in part, by savings at our properties located in Boston of approximately $6.3 million.

Property Operating Expenses

      Property operating expenses for the Same Store Portfolio increased primarily as a result of increases in repairs and maintenance expense of approximately $8.1 million, insurance expense of approximately $6.5 million and utilities of approximately $7.3 million, partially offset by a decrease in other property operating expenses of approximately $2.9 million. During 2004, we expanded our preventive maintenance program in an effort to reduce future emergency repairs. This resulted in an increase in repairs and maintenance expense as compared to the nine months ended September 30, 2003. The increase in utility expense was primarily due to general increases in rates charged by the utility suppliers.

General and Administrative Expenses

      General and administrative expense decreased primarily as a result of approximately $7.9 million of consulting expenses and greater corporate level severance expense of approximately $2.8 million in 2003, partially offset by approximately $4.2 million of increased salaries and other general and administrative expense in 2004.

Impairment

      During September 2004, after an in-depth review of our portfolio on an asset-by-asset basis, we reduced our intended holding period for 96 non-core assets comprising approximately 17.7 million square feet. We currently intend to sell these assets over the next five years, as market conditions warrant. Based on our analysis of the future cash flows of each asset over the next five years, we determined that 46 of the assets comprising approximately 2.8 million square feet were permanently impaired. The difference between the fair value (calculated either by discounting estimated future cash flows and sales proceeds or utilizing market comparables) and the net book value was approximately $229.2 million which was reflected as a non-cash impairment charge in the current quarter.

Realized Gain on Settlement of Derivatives and Sale of Marketable Securities

      Realized gain on settlement of derivatives and sale of marketable securities increased for the Total Portfolio due to the $2.3 million gain recognized from the disposition of our investment in CT Convertible Trust I preferred shares, of which Mr. Zell (the Chairman of our Board of Trustees) is Chairman of the Board, and a gain of $2.4 million on the sale of other securities during the third quarter 2004. In addition, we settled $500 million notional amount of forward-starting interest rate swaps and recognized a gain of approximately $24.0 million in May 2004. The swaps were entered into in 2003 to hedge an unsecured note offering that was expected to take place in June 2004, but did not occur.

      During 2002, we entered into an early lease termination agreement with a tenant that was scheduled to occupy an entire building. As part of the consideration for the lease termination, we received five million shares of common stock. These securities were sold during the first quarter of 2003 for a gain of approximately $8.1 million.

Interest Expense

      Interest expense for the Same Store Portfolio decreased primarily as a result of mortgage debt repayments since January 1, 2003 totaling approximately $520.0 million, which encumbered 11 properties.

Minority Interests

      Minority interests for the Total Portfolio decreased primarily because of the decrease in net income during the nine months ended September 30, 2004 as compared to the prior period.

Income from Investments in Unconsolidated Joint Ventures

      We acquired the remaining economic interests in 1301 Avenue of the Americas and Key Center office buildings and consolidated these Properties. The consolidation caused a decrease in income from investments in unconsolidated joint ventures for the Total Portfolio. In the nine months ended September 30, 2003, the net income from these Properties that was included in income from investments in unconsolidated joint ventures was approximately $12.3 million. This decrease was partially offset by the 13 Office Properties in which we sold 75% and 80% of our interests during December 2003 and are now accounted for under the equity method. These Properties contributed approximately $10.6 million to income from investments in unconsolidated joint ventures in the nine months ended September 30, 2004. We also sold our interest in Foundry Square IV in the third quarter 2003 and recognized a gain of approximately $7.1 million. Foundry Square IV also contributed approximately $2.0 million to income from investments in unconsolidated joint ventures during the nine months ended September 30, 2003.

      In addition, income from investments in unconsolidated joint ventures for the Total and Same Store Portfolio also decreased because property operating revenues declined due to reduced occupancy and lower average rental rates on new leases as compared to average rental rates on expiring leases.

Gain on Sale of Real Estate

      In September 2004, the Four Oaks office property located in Houston, Texas, in which we owned an approximate 3% interest, was sold. Our share of the net proceeds from the sale was approximately $7.1 million and we recognized a gain from the transaction of approximately $0.2 million. We accounted for our investment under the cost method. As of September 30, 2004, our share of the net proceeds is reflected as a receivable and is included in prepaid expenses and other assets. The receivable was collected in October.

Discontinued Operations

      The decrease in discontinued operations was the result of the loss of net income due to sales of properties and a lower net gain on the sale of properties during the nine months ended September 30, 2004 as compared to the prior period. Discontinued operations for the nine months ended September 30, 2003 includes the net income of properties sold in 2003 and 2004 whereas the discontinued operations in 2004 only includes the net income of properties sold during the nine months ended September 30, 2004.

Cumulative Effect of a Change in Accounting Principle

      Under the provisions of FIN 46(R), we consolidated the assets, liabilities and results of operations of SunAmerica Center effective January 1, 2004, and recorded a cumulative effect of a change in accounting principle resulting in a loss of approximately $33.7 million. See Item 1. Financial Statements Note 11 — Cumulative Effect of a Change in Accounting Principle.

Discontinued Operations

      See Item 1. Financial Statements Note 4 — Discontinued Operations for a summary of the results of operations of properties sold.

Liquidity and Capital Resources

Liquidity

      Our net cash provided by operating activities is primarily dependent upon the occupancy level of our properties, the rental rates on our leases, the collectibility of rent from our tenants and the level of operating and other expenses. Our net cash provided by operating activities has been our primary source of liquidity to fund debt service, capital improvements, tenant improvements and leasing costs for operating properties as well as distributions to our shareholders and unitholders. We expect that our line of credit, other financing sources that may become available to us and future property sales will adequately provide for any additional amounts which may be needed to fund working capital and unanticipated cash needs as well as acquisitions and development costs.

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

      Moody’s, Standard & Poors and Fitch provide credit ratings on our unsecured notes and preferred stock. In July 2004, Moody’s downgraded our credit ratings from Baa1 to Baa2 with a stable outlook. Standard & Poors and Fitch have retained our credit ratings at BBB+ with a stable outlook. If Standard & Poors or Fitch downgrades our credit ratings, the interest rate charged on our line of credit will increase. In addition, the interest rate associated with any future financings may be impacted if our credit ratings decline. A security rating is not a recommendation to buy, sell or hold securities and is subject to revision or withdrawal at any time by the assigning rating organization. Each rating should be evaluated independently of any other rating.

      In order to qualify as a REIT for federal income tax purposes, we must distribute an amount equal to at least 90% of our taxable income (excluding capital gains) to our shareholders. We currently distribute amounts attributable to capital gains to our shareholders; however, these amounts can be retained by us and taxed at the corporate tax rate. Accordingly, we currently intend, although we are not legally obligated, to continue to make regular quarterly distributions to holders of our common and preferred shares, at least at the level required to maintain our REIT status. The declaration of dividends on capital shares is at the discretion of the Board of Trustees, which decision is made quarterly by the Board of Trustees based on then prevailing circumstances.

      Lower occupancy levels, reduced rental rates, and reduced revenues as a result of asset sales have had the effect of reducing our net cash provided by operating activities. In addition, our tenant improvements and leasing costs have increased as compared to historical levels due to competitive market conditions for new and renewal leases. During the three months ended and nine months ended September 30, 2004 and the year ended December 31, 2003, our net cash flow provided by operating activities was insufficient to pay all of our capital improvements, tenant improvements and leasing costs as well as distributions to our shareholders and unitholders. We funded this shortfall primarily with a combination of proceeds from property dispositions and borrowings under our line of credit.

      If our net cash from operating activities and tenant improvements and leasing costs continue at these levels, and if our Board of Trustees continues to declare distributions on our Common Shares at current levels, we expect that such shortfall will continue in subsequent periods and that we will cover it in a similar manner.

      As of September 30, 2004, we had approximately $2.0 billion of secured and unsecured debt maturing through December 31, 2005, which excludes scheduled principal payments prior to maturity. In addition, we will redeem $325 million of notes in November 2004. Should our Board of Trustees continue to declare distributions at current levels we will not be able to retain sufficient cash to repay all of our debt as it comes due using only cash from operating activities and we will be required to repay most of our maturing debt with proceeds from asset sales and debt offerings. Although there can be no assurance that such funding at acceptable terms will be available to us, we believe that net cash provided by operating activities, draws under our line of credit, proceeds from other financing sources that we expect to be available to us and proceeds from anticipated asset sales will together provide sufficient liquidity to meet our cash needs during this period.

Distributions

      In the third quarter 2004, the Board of Trustees declared distributions on preferred shares as reflected below:

			Distributions for the
	Distribution	Annualized	three months ended
	Declared for	Distribution	September 30, 2004
Security	Current Quarter	Per Share	(Dollars in thousands)

Series B Preferred Shares	$0.65625	$2.625	$3,931
Series G Preferred Shares	$0.484375	$1.9375	$4,117

      The Board of Trustees also declared distributions on the common shares for the third quarter of 2004 at the rate of $.50 per common share.

Contractual Obligations

      As of September 30, 2004, we were subject to certain material contractual payment obligations as described in the table below. We were not subject to any material capital lease obligations or unconditional purchase obligations as of September 30, 2004.

	Payments Due by Period

		Remainder
(Dollars in thousands)	Total	of 2004	2005	2006	2007	2008	Thereafter

Contractual Obligations:
Long-term debt:
Mortgage debt(a)	$2,633,207	$9,879	$1,099,555	$286,776	$239,745	$134,964	$862,288
Unsecured notes(b)	9,003,412	325,000	675,000	650,000	977,010	466,306	5,910,096
Line of Credit	1,086,400	—	125,000	961,400	—	—	—
Series B Preferred Shares	299,500	—	—	—	—	299,500	—
Share of mortgage debt of unconsolidated joint ventures	343,769	110,840	19,270	52,283	2,622	16,989	141,765
Operating leases	1,259,112	5,297	21,472	21,762	16,646	16,660	1,177,275
Share of ground leases of unconsolidated joint ventures	127,654	304	1,216	1,258	1,294	1,294	122,288
Construction contracts on developments	470	470	—	—	—	—	—

Total Contractual Obligations	$14,753,524	$451,790	$1,941,513	$1,973,479	$1,237,317	$935,713	$8,213,712

	Payments Due by Period

		Remainder
(Dollars in thousands)	Total	of 2004	2005	2006	2007	2008	Thereafter

Weighted Average Interest Rates on Maturing Debt:
Long-term debt:
Mortgage debt	7.68%	—	7.63%	7.21%	7.87%	7.48%	7.86%
Unsecured notes	6.73%	7.64%	5.67%	7.52%	7.51%	6.92%	6.57%
Line of credit	2.56%	—	2.63%	2.55%	—	—	—
Share of mortgage debt of unconsolidated joint ventures	4.86%	2.86%	2.32%	7.66%	—	6.92%	5.43%

Total Weighted Average Interest Rates	6.53%	6.43%	6.56%	5.01%	7.58%	7.03%	6.72%

(a)	Balance excludes a net unamortized discount of $13.8 million.

(b)	Balance excludes a net unamortized discount of $34.7 million.

Fixed-to-Floating Interest Rate Swaps

      See Item 1. Financial Statements Note 14 — Commitments and Contingencies for information on our fixed-to-floating interest rate swaps.

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

Debt Financing

Consolidated Debt

      The table below summarizes our consolidated mortgage debt, unsecured notes and line of credit indebtedness at September 30, 2004 and December 31, 2003.

	September 30,	December 31,
(Dollars in thousands)	2004	2003

Balance
Fixed rate	$10,436,680	$11,108,801
Variable rate(a)	2,237,858	370,000

Total	$12,674,538	$11,478,801

Percent of total debt
Fixed rate	82.3%	96.8%
Variable rate(a)	17.7%	3.2%

Total	100.0%	100.0%

Effective interest rate at end of period
Fixed rate	7.28%	7.11%
Variable rate(a)	3.26%	1.93%

Effective interest rate	6.57%	6.94%

(a)	The variable rate debt as of September 30, 2004 includes $1.0 billion of fixed rate unsecured notes that were converted to a variable rate based on LIBOR plus 122 basis points through several interest rate swap agreements entered into on March 23, 2004. The interest rates for the remaining variable rate debt are based on various spreads over LIBOR.

      The increase in total consolidated debt of approximately $1,195.7 million from December 31, 2003 to September 30, 2004 was primarily due to the consolidations of SunAmerica Center and 1301 Avenue of the Americas, which were encumbered by approximately $737.5 million of mortgage debt. Since December 31, 2003, the following transactions affected our consolidated debt:

(Dollars in thousands)

Consolidation of SunAmerica Center	$203,225
Consolidation of our share of 1301 Avenue of the Americas	451,285
Consolidation of our partner’s share of 1301 Avenue of the Americas	82,970

Total consolidation of mortgage debt	737,480
Mortgage debt repayments	(433,825)
Issuance of unsecured notes	1,066,912
Repayment of unsecured notes	(880,000)
Net activity on the line of credit	752,400
Increase in net discount on mortgage debt and unsecured notes	(47,230)

Total increase of consolidated debt	$1,195,737

Unconsolidated Debt

      Our share of unconsolidated debt was approximately $343.8 million and $797.3 million at September 30, 2004 and December 31, 2003, respectively. The decrease of approximately $453.5 million was primarily due to the consolidation of 1301 Avenue of the Americas of which our share of the mortgage debt was approximately $451.3 million.

Mortgage Debt

      As of September 30, 2004, total mortgage debt (excluding our share of the mortgage debt encumbering unconsolidated properties of approximately $343.8 million) consisted of approximately $2,512.9 million of fixed rate debt with a weighted average interest rate of approximately 7.80% and $106.5 million of variable rate debt based on LIBOR plus 300 basis points (the effective rate on variable rate debt was 4.90% as of September 30, 2004 which includes the spread over LIBOR). See “Liquidity and Capital Resources — Contractual Obligations” for annual payment obligations under our mortgage debt.

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

Line of Credit

      We have a $1.0 billion revolving credit facility that was obtained in May 2003 and matures in May 2006. As of October 29, 2004 and September 30, 2004, $176.0 million and $961.4 million was outstanding under this facility, respectively. The line of credit bears interest at LIBOR plus 60 basis points, but would increase in the event of an adverse change in our credit ratings from Standard & Poors or Fitch. The line of credit has an annual facility fee of 20 basis points payable quarterly. In addition, a competitive bid option, whereby the lenders participating in the credit facility may bid on the interest to be charged resulting in an interest rate lower than LIBOR plus 60 basis points, is available for up to $350 million of the borrowings under the credit facility. The effective rate on the line of credit at September 30, 2004 was approximately 2.55%.

Bridge Revolving Credit Facility

      In July 2004, we obtained a $500 million 364-day bridge revolving credit facility. The credit facility bore interest at LIBOR plus 65 basis points and had an annual facility fee of 15 basis points. Amounts borrowed under the facility are required to be repaid with certain cash proceeds from property sales and any cash proceeds from debt and equity offerings. This facility terminated in October 2004 following the issuance and sale by us of $1.0 billion of notes maturing in October 2010.

Unsecured Notes

      Unsecured notes increased to approximately $8,968.8 million at September 30, 2004 compared to approximately $8,828.9 million at December 31, 2003, as a result of the issuance of $1,066.9 million of unsecured notes, offset by the repayment of $880.0 million of unsecured notes and the net change in the discount/ premium of approximately $47.1 million relating to mark-to-market adjustments for interest rate swaps. The table below summarizes the unsecured notes outstanding as of September 30, 2004:

	Coupon	Effective	Principal
Original Term	Rate	Rate(a)	Balance	Maturity Date

	(Dollars in thousands)
Fixed interest rate:
8 Years	6.88%	6.40%	$125,000	02/01/05
7 Years	6.63%	4.99%	400,000	02/15/05
7 Years	8.00%	6.49%	100,000	07/19/05
8 Years	7.36%	7.69%	50,000	09/01/05
6 Years	8.38%	7.65%	500,000	03/15/06
9 Years	7.44%	7.74%	50,000	09/01/06
10 Years	7.13%	6.74%	100,000	12/01/06
9 Years	7.00%	6.80%	1,500	02/02/07
9 Years	6.88%	6.83%	25,000	04/30/07
9 Years	6.76%	6.76%	300,000	06/15/07

	Coupon	Effective	Principal
Original Term	Rate	Rate(a)	Balance	Maturity Date

	(Dollars in thousands)
10 Years	7.41%	7.70%	50,000	09/01/07
7 Years	7.75%	7.91%	600,000	11/15/07
10 Years	6.75%	6.97%	150,000	01/15/08
10 Years	6.75%	7.01%	300,000	02/15/08
8 Years(b)	7.25%	7.64%	325,000	11/15/08
10 Years	6.80%	6.94%	500,000	01/15/09
10 Years	7.25%	7.14%	200,000	05/01/09
11 Years	7.13%	6.97%	150,000	07/01/09
10 Years	8.10%	8.22%	360,000	08/01/10
10 Years	7.65%	7.20%	200,000	12/15/10
10 Years	7.00%	6.83%	1,100,000	07/15/11
10 Years	6.75%	7.02%	500,000	02/15/12
10 Years	5.88%	5.98%	500,000	01/15/13
20 Years	7.88%	8.08%	25,000	12/01/16
20 Years	7.35%	8.08%	200,000	12/01/17
20 Years	7.25%	7.54%	250,000	02/15/18
30 Years	7.50%	8.24%	150,000	10/01/27
30 Years	7.25%	7.31%	225,000	06/15/28
30 Years	7.50%	7.55%	200,000	04/19/29
30 Years	7.88%	7.94%	300,000	07/15/31
EOP InterNotes(c)	4.58%	4.81%	21,912	07/15/07-01/15/11

Weighted Average/ Subtotal	7.18%	7.11%	7,958,412

Variable-interest rate:
10 Years(d)	4.75%	3.88%	1,000,000	03/15/14
10 Years(e)	2.55%	2.65%	45,000	05/27/14

Weighted Average/ Subtotal	4.66%	3.82%	1,045,000

Total Weighted Average	6.89%	6.73%

Net discount			(34,661)

Total			$8,968,751

(a)	Includes the effect of settled interest rate protection and interest rate swap agreements, offering and transaction costs and premiums and discounts on certain unsecured notes.

(b)	The notes are exchangeable into Common Shares at an exchange rate of $34.00 per share. If the closing price of a Common Share at the time a holder exercises its exchange right is less than the exchange price of $34.00, the holder will receive, in lieu of Common Shares, cash in an amount equal to 97% of the product of the number of Common Shares into which the principal amount of notes subject to such exercise would otherwise be exchangeable and the current market price per Common Share. We have elected to exercise our right to redeem these notes which are due November 15, 2008 on November 22, 2004. In connection with the redemption, approximately $5.3 million of unamortized loan costs will be expensed in the fourth quarter.

(c)	The rates shown are weighted average rates. The coupon rate on the EOP InterNotes range from 3.70% to 5.25%. Including all offering expenses, the all-in effective rates of the EOP InterNotes range from 3.97% to 5.46%.

(d)	In March 2004, we entered into several interest rate swap agreements that effectively converted these notes to a variable interest rate based on the 6-month LIBOR rate.

(e)	The notes have an interest rate of LIBOR plus 77.5 basis points.

      As of October 29, 2004, approximately $2.1 billion was available for issuance under two previously filed shelf registration statements totalling $7.0 billion.

Restrictions and Covenants under Unsecured Indebtedness

      Agreements or instruments relating to our line of credit and unsecured notes contain certain financial restrictions and requirements regarding total debt-to-assets ratios, debt service coverage ratios, minimum ratio of unencumbered assets to unsecured debt and other limitations. As of September 30, 2004, we believe we were in compliance with each of these financial restrictions and requirements. If we fail to comply with any of these restrictions and requirements, then the indebtedness could become due and payable before its stated due date.

      Set forth below are the financial restrictions and requirements to which we are subject under our unsecured note indentures and our performance under each covenant as of September 30, 2004:

Covenants(a) (in each case as defined in the respective indenture)	Actual Performance

Debt to Adjusted Total Assets may not be greater than 60%	49%
Secured Debt to Adjusted Total Assets may not be greater than 40%	11%
Consolidated Income Available for Debt Service to Annual Debt Service charge may not be less than 1.50:1	2.40
Total Unencumbered Assets to Unsecured Debt may not be less than 150%(b)	209%

(a)	The calculations of our actual performance under each covenant are included as Appendix A to this Form 10-Q.

(b)	The unsecured notes assumed in the merger with Spieker Partnership are subject to a minimum ratio of 165%.

Equity Securities

      The following table presents the changes in our issued and outstanding Common Shares and EOP Partnership’s Units (exclusive of Units owned by us) since December 31, 2003:

	Common Shares	Units	Total

Outstanding at December 31, 2003	400,460,388	49,032,230	449,492,618
Share options exercised	1,682,409	—	1,682,409
Common Shares repurchased/retired(a)	(1,397,883)	—	(1,397,883)
Units redeemed for Common Shares	695,989	(695,989)	—
Units redeemed for cash	—	(69,580)	(69,580)
Units issued(b)	—	1,930	1,930
Restricted shares and share awards issued, net of cancellations	970,658	—	970,658

Outstanding at June 30, 2004	402,411,561	48,268,591	450,680,152
Share options exercised	191,970	—	191,970
Common Shares repurchased/retired(c)	(12,944)	—	(12,944)
Units redeemed for Common Shares	558,768	(558,768)	—
Units redeemed for cash	—	(24,519)	(24,519)
Restricted shares and share awards issued, net of cancellations	(14,123)	—	(14,123)

Outstanding at September 30, 2004	403,135,232	47,685,304	450,820,536

(a)	These Common Shares were repurchased and retired at an average price of $26.17 per share for approximately $36.6 million in the aggregate.

(b)	During the second quarter 2004, we issued units in connection with the buyout of a partner’s interest in the 500 Orange property. The total value of the Units was approximately $50,000.

(c)	These Common Shares were repurchased and retired at an average price of $27.84 per share for approximately $360,000 in the aggregate.

Market Risk

      Since December 31, 2003 there were no material changes in the information regarding market risk that was provided in the Form 10-K for the year ended December 31, 2003, except as noted below:

Interest Rate Risk

      As of September 30, 2004 and December 31, 2003, the fair value of our fixed-rate debt was approximately $1.1 billion and $1.3 billion higher than the book value of approximately $10.4 billion and $11.1 billion, respectively, due to the general decrease in market interest rates on secured and unsecured debt.

Interest Rate Risk — Derivatives

Forward-Starting and Fixed-to-Floating Interest Rate Swaps

      As of December 31, 2003, we had $1.3 billion of forward-starting interest rate swaps outstanding, which were all settled during the six months ended June 30, 2004. In the second quarter 2004 we settled $500 million notional amount of the forward-starting interest rate swaps and recognized a gain of approximately $24.0 million. The swaps were entered into in 2003 to hedge an unsecured note offering that was expected to take place in June 2004, but did not occur.

      In March 2004, in conjunction with a $1.0 billion debt offering, we settled $800 million of forward-starting interest rate swaps that were outstanding as of December 31, 2003.

      In March 2004, we entered into $1.0 billion of fixed-to-floating interest rate swap agreements to hedge the $1.0 billion of unsecured notes also issued in March 2004.

      See Item 1. Financial Statements Note 14 — Commitments and Contingencies for information on our forward-starting and fixed-to-floating interest rate swaps.

Capital Improvements, Tenant Improvements and Leasing Costs

Capital Improvements

      Significant renovations and improvements, which improve or extend the useful life of our Properties are capitalized. We categorize these capital expenditures as follows:

•	Capital Improvements — improvements that enhance the value of the property such as lobby renovations, roof replacement, significant renovations for Americans with Disabilities Act compliance, chiller replacement and elevator upgrades.

•	Development and Redevelopment Costs — include costs associated with the development or redevelopment of a property including tenant improvements, leasing commissions, capitalized interest and operating costs incurred during completion of the property and incurred while the property is made ready for its intended use.

      The table below details the costs incurred for each type of improvement.

	For the three months ended September 30,

	2004		2003

		Unconsolidated		Unconsolidated
	Consolidated	Properties	Consolidated	Properties
(Dollars in thousands)	Properties	(our share)	Properties	(our share)

Capital Improvements:
Capital improvements	$6,305	$1,034	$14,633	$1,881
Development costs	1,595	19	23,500	1,336
Redevelopment costs	901	—	1,668	—

Total capital improvements	$8,801	$1,053	$39,801	$3,217

	For the nine months ended September 30,

	2004		2003

		Unconsolidated		Unconsolidated
	Consolidated	Properties	Consolidated	Properties
(Dollars in thousands)	Properties	(our share)	Properties	(our share)

Capital Improvements:
Capital improvements	$27,794	$2,811	$28,440	$3,557
Development costs	44,123	182	69,267	5,667
Redevelopment costs	1,257	—	7,213	—

Total capital improvements	$73,174	$2,993	$104,920	$9,224

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

	For the three months ended September 30,

	2004		2003

		Total Cost		Total Cost
		per Square		per Square
(Dollars in thousands, except per square foot amounts)	Total Costs	Foot Leased	Total Costs	Foot Leased

Consolidated Properties:

Office Properties:
Renewals	$26,304	$15.13	$32,912	$13.90
Retenanted	73,702	27.04	97,650	29.39

Total/Weighted Average	$100,006	$22.40	$130,562	$22.94

Industrial Properties:
Renewals	$278	$2.08	$555	$3.85
Retenanted	1,224	8.54	437	2.40

Total/Weighted Average	$1,502	$5.42	$992	$3.04

Unconsolidated Joint Ventures (a):

Renewals	$1,096	$16.49	$2,261	$20.10
Retenanted	3,321	42.26	1,031	18.92

Total/Weighted Average	$4,417	$30.45	$3,292	$19.71

Total Properties (renewals and retenanted combined):

Office (consolidated and unconsolidated)	$104,423	$22.66	$133,854	$22.85
Industrial	1,502	5.42	992	3.04

Total/Weighted Average	$105,925	$21.68	$134,846	$21.80

	For the nine months ended September 30,

	2004		2003

		Total Cost		Total Cost
		per Square		per Square
(Dollars in thousands, except per square foot amounts)	Total Costs	Foot Leased	Total Costs	Foot Leased

Consolidated Properties:

Office Properties:
Renewals	$72,527	$11.10	$89,227	$11.72
Retenanted	192,608	24.05	176,248	23.83

Total/Weighted Average	$265,135	$18.23	$265,475	$17.69

Industrial Properties:
Renewals	$1,623	$2.24	$1,036	$3.35
Retenanted	2,817	6.17	1,030	3.07

Total/Weighted Average	$4,440	$3.76	$2,066	$3.20

Unconsolidated Joint Ventures(a):

Renewals	$9,794	$20.03	$12,150	$30.43
Retenanted	9,827	31.25	3,861	27.49

Total/Weighted Average	$19,621	$24.42	$16,011	$27.87

	For the nine months ended September 30,

	2004		2003

		Total Cost		Total Cost
		per Square		per Square
(Dollars in thousands, except per square foot amounts)	Total Costs	Foot Leased	Total Costs	Foot Leased

Total Properties (renewals and retenanted combined):

Office (consolidated and unconsolidated)	$284,756	$18.56	$281,486	$18.07
Industrial	4,440	3.76	2,066	3.20

Total/Weighted Average	$289,196	$17.50	$283,552	$17.47

(a)	Represents our share of unconsolidated joint venture tenant improvements and leasing costs for office properties.

      Tenant improvements and leasing costs have increased over the last 15 months as compared to historical levels due to competitive market conditions for new and renewal leases. These increases in tenant improvements and leasing costs contributed to a decrease in net effective rents (contract rents reduced by tenant improvements costs, leasing commissions and any rent concessions) for lease renewals and retenanted properties.

      The above information includes capital improvements incurred during the periods shown. Tenant improvements and leasing costs are reported for leases which commenced during the periods shown which is consistent with how we report our per square foot tenant improvements and leasing costs. The amounts included in the consolidated statement of cash flows represent the cash expenditures made during the period regardless of when the leases commence. The differences between these amounts represent timing differences between the lease commencement dates and the actual cash expenditures. In addition, the figures below include expenditures for corporate furniture, fixtures and equipment, software, leasehold improvements and other. The reconciliation between the amounts above for the consolidated properties and the amounts disclosed in the consolidated statements of cash flows is as follows:

	For the three months		For the nine months
	ended September 30,		ended September 30,

(Dollars in thousands)	2004	2003	2004	2003

Capital improvements	$6,305	$14,633	$27,794	$28,440
Tenant improvements and leasing costs:
Office Properties	100,006	130,562	265,135	265,475
Industrial Properties	1,502	992	4,440	2,066
Expenditures for corporate furniture, fixtures and equipment, software, leasehold improvements and other	1,477	9,079	7,029	17,450

Subtotal	109,290	155,266	304,398	313,431
Development costs	1,595	23,500	44,123	69,267
Redevelopment costs	901	1,668	1,257	7,213
Timing differences	13,310	(17,254)	79,546	22,238

Total capital improvements, tenant improvements and leasing costs	$125,096	$163,180	$429,324	$412,149

Capital and tenant improvements from the consolidated statement of cash flows	$91,969	$127,160	$335,322	$302,080
Lease commissions and other costs from the consolidated statement of cash flows	33,127	36,020	94,002	110,069

Total capital improvements, tenant improvements and leasing costs from the consolidated statement of cash flows	$125,096	$163,180	$429,324	$412,149

Developments

      We own directly several properties in various stages of development or pre-development. These developments are funded by working capital and our line of credit. Specifically identifiable direct acquisition, development and construction costs are capitalized, including, where applicable, salaries and related costs, real estate taxes and interest incurred in developing the property. The properties under development and all figures stated below are as of September 30, 2004.

	Placed in		Number		Costs	Total	Current
	Service		of	Square	Incurred	Estimated	Percentage
(Dollars in thousands)	Date(a)	Location	Buildings	Feet	to Date	Costs(b)	Leased

Wholly-Owned
Kruse Woods V	4Q/2003	Lake Oswego, OR	1	184,000	$29,947	$33,900	73%
Cambridge Science Center	2Q/2004	Cambridge, MA	1	131,000	38,405	54,900	39%

Total/ Weighted Average			2	315,000	$68,352	$88,800	59%

(a)	The Placed in Service Date represents the date the certificate of occupancy was obtained. Subsequent to obtaining the certificate of occupancy, the property is expected to undergo a lease-up period.

(b)	The Total Estimated Costs represent 100% of the development’s estimated costs, including the acquisition cost of the land and building, if any. The Total Estimated Costs are subject to change upon, or prior to, the completion of the development and include amounts required to lease the property.

      In addition to the developments described above, we own or have under option various land parcels available for development. These sites represent possible future development of up to approximately 13 million square feet of office space. These developments will be impacted by the timing and likelihood of success of the entitlement processes, both of which are uncertain. These various sites include, among others: Russia Wharf, Boston, MA; Reston Town Center, Reston, VA; Dulles Station, Herndon, VA; Prominence in Buckhead, Atlanta, GA; Perimeter Center, Atlanta, GA; Tabor Center, Denver, CO; Bridge Pointe Corporate Centre, San Diego, CA; La Jolla Centre, San Diego, CA; Orange Center, Orange, CA; Water’s Edge, Los Angeles, CA; Skyport Plaza, San Jose, CA; Foundry Square, San Francisco, CA; San Rafael Corporate Center, San Rafael, CA; Station Landing, Walnut Creek, CA; Parkshore Plaza, Folsom, CA; City Center Bellevue, Bellevue, WA; and 8th Street, Bellevue, WA.

      There are no unconsolidated joint venture properties under development as of September 30, 2004.

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

Cash Flows

      The table below summarizes the changes in our cash and cash equivalents as a result of operating, investing and financing activities for the nine months ended September 30, 2004 as compared to the nine months ended September 30, 2003:

	For the nine months ended
	September 30,
			Increase/
	2004	2003	(Decrease)

	(Dollars in thousands)
Cash and cash equivalents at the beginning of the period	$69,398	$58,471	$10,927
Net cash provided by operating activities	864,817	929,905	(65,088)
Net cash (used for) investing activities	(641,345)	(68,610)	(572,735)
Net cash (used for) financing activities	(170,110)	(813,981)	643,871

Cash and cash equivalents at the end of the period	$122,760	$105,785	$16,975

Operating Activities

      Cash flows from operations depend primarily on cash generated from lease payments from tenants in our Office Properties. The decrease in net cash provided by operating activities is primarily attributable to lower occupancy levels, reduced rental rates and reduced revenues as a result of asset sales.

Investing Activities

      Net cash used for investing activities reflects the net impact of the acquisition and disposition of certain properties, investments in and distributions from our unconsolidated joint ventures (including our acquisition of a 50% interest in Colorado Center in 2004 for approximately $220.8 million), and expenditures for capital improvements, tenant improvements and lease costs. In addition, we received approximately $32.1 million from the disposal of our investment in preferred securities of CT Convertible Trust I in 2004 and amounts released from escrow deposits.

Financing Activities

      Net cash used for financing activities generally includes cash provided by or used for debt transactions, distributions to our common and preferred shareholders and repurchases of our securities. Net cash used for financing activities for the nine months ended September 30, 2004 as compared to the nine months ended September 30, 2003 decreased primarily as a result of the following transactions:

•	we had net proceeds from mortgages, unsecured notes and lines of credit of approximately $501.7 million in the current period compared to approximately $267.3 million in the prior period;

•	we repurchased or redeemed approximately $151.0 million of our common and preferred securities in the current period compared to approximately $613.5 million in the prior period; and

•	we paid approximately $69.1 million to settle swaps in the current period compared to receiving approximately $.8 million in the prior period.

Additional Items for 2004

Developments in Process

      Developments in process decreased by approximately $6.9 million to $68.4 million at September 30, 2004 compared to $75.2 million at December 31, 2003. This decrease was a result of one development placed in service (Douglas Corporate Center II of which total costs incurred at December 31, 2003 were approximately $13.6 million), partially offset by additional costs of approximately $6.7 million spent on current developments.

Deferred Rent Receivable

      Deferred rent receivable increased by approximately $83.5 million to $462.8 million at September 30, 2004, compared to $379.3 million at December 31, 2003. This increase was primarily a result of a $60.8 million increase in receivables recorded from tenants for the current difference between the straight-line rent and the rent that is contractually due from tenants, a $5.4 million increase related to the consolidation of SunAmerica Center and a $15.4 million increase related to the consolidation of the 1301 Avenue of the Americas office building after we acquired the remaining economic interest in the joint venture.

Investments in Unconsolidated Joint Ventures

      Investments in unconsolidated joint ventures increased by approximately $51.7 million to $1,179.0 million at September 30, 2004, compared to $1,127.2 million at December 31, 2003. This increase was primarily a result of the acquisition of Colorado Center for $220.8 million partially offset by a $157.7 million investment at December 31, 2003 in the 1301 Avenue of the Americas office building, which was consolidated in February 2004 after we acquired the remaining economic interest in the joint venture.

Prepaid Expenses and Other Assets

      Prepaid expenses and other assets decreased by approximately $173.7 million to $171.3 million at September 30, 2004 compared to $344.9 million at December 31, 2003. This decrease was primarily a result of an $82.2 million note receivable related to the SunAmerica Center whose assets, liabilities, and results of operations were consolidated in 2004, a $40.2 million decrease in prepaid expenses, the sale of our investment in CT Convertible Trust I preferred shares which had a book value of $30.0 million and an $11.1 million decrease in the market value of the forward-starting interest rate swaps.

Accounts Payable and Accrued Expenses

      Accounts payable and accrued expenses decreased by approximately $114.1 million to $458.9 million at September 30, 2004 compared to $573.1 million at December 31, 2003. This decrease was a result of a $45.8 million decrease in accrued interest expense and a $94.3 million decrease in accounts payable offset by a $25.9 million increase in accrued real estate taxes.

Distribution Payable

      Distribution payable increased by approximately $226.9 million to approximately $230.8 million at September 30, 2004 compared to $3.9 million at December 31, 2003. This increase was primarily a result of the common share distribution declaration for the third quarter of 2004, which was paid in October 2004. The fourth quarter 2003 distribution was declared and paid in the fourth quarter of 2003.

Other Liabilities

      Other liabilities increased by approximately $57.0 million to approximately $455.2 million at September 30, 2004 compared to $398.3 million at December 31, 2003. This increase was primarily due to the consolidation of the SunAmerica property pursuant to FIN 46(R) and the related mezzanine debt of approximately $51.9 million, which is net of a discount of approximately $29.3 million.

Preferred Shares

      Preferred shares decreased by approximately $114.1 million due to the redemption of the Series C Preferred Shares in the first quarter 2004.

Subsequent Events

      See Note 15 — Subsequent Events for transactions that occurred subsequent to September 30, 2004 through October 29, 2004.

Funds from Operations (“FFO”)

      FFO is a non-GAAP financial measure. We believe FFO, as defined by the Board of Governors of the National Association of Real Estate Investment Trusts (“NAREIT”), to be an appropriate measure of performance for an equity REIT, for the reasons, and subject to the qualifications, specified below. The following table reflects the reconciliation of FFO to net income, the most directly comparable GAAP measure for the periods presented.

	For the three months ended September 30,				For the nine months ended September 30,

	2004		2003		2004		2003

		Per		Per		Per		Per
		Weighted		Weighted		Weighted		Weighted
(Dollars in thousands,		Average		Average		Average		Average
except per share amounts)	Dollars	Share(b)	Dollars	Share(b)	Dollars	Share(b)	Dollars	Share(b)

Reconciliation of net (loss) income to FFO(a):
Net (loss) income	$(120,279)	$(0.30)	$120,683	$0.30	$67,268	$0.17	$443,117	$1.10
Real estate related depreciation and amortization and net gain (loss) on sales of real estate, including our share of unconsolidated joint ventures and adjusted for minority interests’ share in partially owned properties	194,048	0.48	188,277	0.47	577,940	1.44	505,927	1.26
Cumulative effect of a change in accounting principle	—	—	—	—	33,697	0.08	—	—
Minority interests in EOP Partnership share of add back for real estate related depreciation and amortization, net gain (loss) on sales of real estate and cumulative effect of a change in accounting principle	(20,583)	(0.05)	(20,718)	(0.05)	(65,619)	(0.16)	(55,478)	(0.14)

FFO	53,186	0.13	288,242	0.73	613,286	1.53	893,566	2.22
Preferred distributions	(8,701)	(0.02)	(10,508)	(0.03)	(30,393)	(0.08)	(41,364)	(0.10)

FFO available to common shareholders — basic	$44,485	$0.11	$277,734	$0.70	$582,893	$1.46	$852,202	$2.12

	Net		Net		Net		Net
	Income	FFO	Income	FFO	Income	FFO	Income	FFO

Adjustments to arrive at FFO available to common shareholders plus assumed conversions:
Net (loss) income and FFO	$(120,279)	$53,186	$120,683	$288,242	$67,268	$613,286	$443,117	$893,566
Preferred distributions	(8,701)	(8,701)	(10,508)	(10,508)	(30,393)	(30,393)	(41,364)	(41,364)

Net (loss) income and FFO available to common shareholders	(128,980)	44,485	110,175	277,734	36,875	582,893	401,753	852,202
Net (loss) income allocated to minority interests in EOP Partnership	(15,628)	(15,628)	13,640	13,640	4,431	4,431	49,481	49,481
Minority interests in EOP Partnership share of add back for real estate related depreciation and amortization, net gain (loss) on sales of real estate and cumulative effect of a change in accounting principle	—	20,583	—	20,718	—	65,619	—	55,478
Preferred distributions on Series B preferred shares, of which is assumed to be converted into Common Shares(c)	—	—	—	3,931	—	—	—	11,793

Net (loss) income and FFO available to common shareholders plus assumed conversions	$(144,608)	$49,440	$123,815	$316,023	$41,306	$652,943	$451,234	$968,954

Weighted average Common Shares, dilutive potential common shares plus assumed conversions outstanding	448,766,905	450,420,567	448,805,388	457,194,742	450,801,177	450,801,177	453,451,913	461,841,267

Net (loss) income and FFO available to common shareholders plus assumed conversions per share	$(0.32)	$0.11	$0.28	$0.69	$0.09	$1.45	$1.00	$2.10

	Common Shares and Common Share Equivalents

Weighted average Common Shares outstanding (used for both net (loss) income and FFO basic per share calculation)	400,956,118	397,401,024	400,534,299	402,013,359
Redemption of Units for Common Shares	47,810,787	49,349,203	48,365,813	49,718,115
Impact of share options and restricted shares which are dilutive to both net income and FFO	—	2,055,161	1,901,065	1,720,439

Weighted average Common Shares and dilutive potential common shares used for net (loss) income available to common shareholders	448,766,905	448,805,388	450,801,177	453,451,913
Impact of conversion of Series B preferred shares(c)	—	8,389,354	—	8,389,354
Impact of share options and restricted shares which are dilutive to FFO but not dilutive to net (loss)	1,653,662	—	—	—

Weighted average Common Shares, dilutive potential common shares plus assumed conversions used for the calculation of FFO available to common shareholders plus assumed conversions	450,420,567	457,194,742	450,801,177	461,841,267

(a)	FFO is a non-GAAP financial measure. The most directly comparable GAAP measure is net (loss) income, to which it is reconciled. See definition below.

(b)	FFO per share may not total the sum of the per share components in the reconciliation due to rounding.

(c)	The Series B preferred shares are not dilutive to EPS for each period presented and are not dilutive to FFO per share for the three months ended and nine months ended September 30, 2004. However, the Series B preferred shares are dilutive to FFO per share for the three months ended and nine months ended September 30, 2003.

FFO Definition:

      FFO is defined as net (loss) income, computed in accordance with accounting principles generally accepted in the United States (“GAAP”), excluding gains or losses from sales of properties, plus real estate related depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. Adjustments for unconsolidated partnerships and joint ventures are calculated to reflect funds from operations on the same basis. We believe that FFO is helpful to investors as one of several measures of the performance of an equity REIT. We further believe that by excluding the effect of depreciation, amortization and gains or losses from sales of real estate, all of which are based on historical costs and which may be of limited relevance in evaluating current performance, FFO can facilitate comparisons of operating performance between periods and between other equity REITs. Investors should review FFO, along with GAAP net (loss) income when trying to understand an equity REIT’s operating performance. We compute FFO in accordance with standards established by NAREIT, which may not be comparable to FFO reported by other REITs that do not define the term in accordance with the current NAREIT definition or that interpret the current NAREIT definition differently than we do. FFO does not represent cash generated from operating activities in accordance with GAAP, nor does it represent cash available to pay distributions and should not be considered as an alternative to net (loss) income, determined in accordance with GAAP, as an indication of our financial performance, or to cash flow from operating activities, determined in accordance with GAAP, as a measure of our liquidity, nor is it indicative of funds available to fund our cash needs, including our ability to make cash distributions.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

      Quantitative and qualitative disclosures about market risk are incorporated herein by reference from “Item 2. — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Market Risk.”

Item 4.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

      Our principal executive officer, Richard D. Kincaid, and our principal financial officer, Marsha C. Williams, evaluated as of September 30, 2004 the effectiveness of the design and operation of our disclosure controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. As a result of this evaluation, these executive officers have concluded that, as of such date, the design and operation of our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

      There were no changes in our internal control over financial reporting identified in connection with the evaluation referred to above that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.     Legal Proceedings.

      Legal proceedings are incorporated herein by reference from “Item 1. — Financial Statements — Note 14 — Commitments and Contingencies.”

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

      The following table summarizes repurchases of our Common Shares during the third quarter 2004:

			Total Number of	Dollar Value of
			Shares Purchased as	Shares that May Yet
			Part of Publicly	be Purchased Under
	Total Number of	Average Price Paid	Announced Plans or	the Plans or
Period	Shares Purchased	per Share	Programs(a)	Programs(b)

July(c)	217	$27.48	217	$503,048,598
August(c)	162	26.20	162	503,048,598
September(d)	37,616	28.08	37,616	502,688,237

Third Quarter 2004	37,995	$28.07	37,995	$502,688,237

(a)	Under our previously announced repurchase program, we may repurchase in open market purchases or privately-negotiated transactions up to $1.1 billion of our Common Shares through May 19, 2005. We also announced that we may repurchase Common Shares from time to time to fund our employee benefit programs. Such repurchases are not considered part of our open market repurchase program.

(b)	Open market repurchase program only.

(c)	Common Shares repurchased during July 2004 and August 2004 represent Common Shares surrendered to Equity Office to satisfy tax withholding obligations in connection with the vesting of restricted stock issued to employees.

(d)	Of the Common Shares repurchased during September 2004, 21,651 represent shares repurchased in the open market to fund shares purchased under our Employee Share Purchase Plan. 2,879 shares repurchased represent shares repurchased in the open market to fund fees paid in Common Shares to each of our non-employee trustees, except Mr. Zell. In addition, 142 shares repurchased represent Common Shares surrendered to Equity Office to satisfy tax withholding obligations in connection with the vesting of restricted stock issued to employees. The remaining 12,944 shares represent shares repurchased from our Supplemental Executive Retirement Plan under our open market repurchase program.

Item 6.	Exhibits.

      The exhibits required by this Item are set forth on the Exhibit Index attached hereto.

APPENDIX A

FINANCIAL COVENANT CALCULATIONS AS OF SEPTEMBER 30, 2004

UNDER CERTAIN INDENTURE AGREEMENTS

EOP OPERATING LIMITED PARTNERSHIP

UNSECURED NOTES FINANCIAL COVENANT COMPLIANCE AS OF SEPTEMBER 30, 2004
(Dollars in thousands)

      Compliance with these financial covenants requires EOP Partnership to apply specialized terms, the definitions of which are set forth in the related unsecured note indentures, and to calculate ratios in the manner prescribed in the indentures.

      This section presents such ratios as of September 30, 2004 to show that EOP Partnership was in compliance with the applicable financial covenants contained in the unsecured note indentures, copies of which have been filed as exhibits to the EOP Partnership’s periodic reports filed with the SEC. Management is not presenting these ratios and the related calculations for any other purpose or for any other period, and is not intending for these measures to otherwise provide information about EOP Partnership’s financial condition or results of operations. Investors should not rely on these measures other than for the purpose of testing EOP Partnership’s compliance with the financial covenants contained in the unsecured note indentures as of September 30, 2004.

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

Mortgage debt (excluding a net discount of $(13,820))	$2,633,207
Unsecured notes (excluding a net discount of $(34,661))	9,003,412
Line of credit	1,086,400
EOP Partnership’s share of unconsolidated non-recourse mortgage debt	343,769

Debt	$13,066,788

Investments in real estate	$24,961,031
Developments in process	68,352
Land available for development	256,560
Cash and cash equivalents	122,760
Escrow deposits and restricted cash	75,543
Investments in unconsolidated joint ventures	1,178,965
Prepaid expenses and other assets (net of discount of $2,382)	171,252
Change in cash subsequent to September 30, 2004 as a result of property dispositions	1,600

Adjusted Total Assets	$26,836,063

Ratio	49%

Maximum Ratio	60%

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

Mortgage debt (excluding a net discount of $(13,820))	$2,633,207
EOP Partnership’s share of unconsolidated non-recourse mortgage debt	343,769

Secured Debt	$2,976,976

Adjusted Total Assets	$26,836,063

Ratio	11%

Maximum Ratio	40%

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

Pro forma net income	$151,377
Pro forma interest expense	820,279
Pro forma amortization of mark to market discounts/premiums	(3,004)
Pro forma provision for taxes	5,328
Pro forma amortization and depreciation	779,066
Pro forma charge from a change in accounting principle	33,697
Less pro forma income from investments in unconsolidated joint ventures	(60,842)
Other noncash items (impairment charges)	236,670

Consolidated Income Available for Debt Service	$1,962,572

Pro forma interest expense	$820,279
Pro forma amortization of mark to market discounts/premiums	(3,004)

Annual Debt Service Charge	$817,275

Ratio	2.40

Minimum Ratio	1.50

Total Unencumbered Assets to Unsecured Debt

      EOP Partnership is required at all times to maintain Total Unencumbered Assets of not less than 150% of the aggregate outstanding principal amount of all outstanding Unsecured Debt of EOP Partnership and its Subsidiaries on a consolidated basis.

Total undepreciated real estate assets	$19,705,338
Cash and cash equivalents	122,760
Escrow deposits and restricted cash	75,543
Prepaid expenses and other assets (net of discount of $2,382)	171,252
Unencumbered investments in unconsolidated joint venture properties	1,005,291

Total Unencumbered Assets	$21,080,184

Unsecured notes (excluding a net discount of $(34,661))	$9,003,412
Line of credit	1,086,400

Unsecured Debt	$10,089,812

Ratio	209%

Minimum Ratio(a)	150%

(a)	The unsecured notes assumed in the merger with Spieker Partnership are subject to a minimum ratio of 165%.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EQUITY OFFICE PROPERTIES TRUST

Date: November 9, 2004

By:	/s/ RICHARD D. KINCAID

Richard D. Kincaid
President and Chief Executive Officer

Date: November 9, 2004

By:	/s/ MARSHA C. WILLIAMS

Marsha C. Williams
Executive Vice President and
Chief Financial Officer

EXHIBIT INDEX

Exhibit
Number		Description	Location

4.1		Indenture, dated August 29, 2000, by and between EOP Operating Limited Partnership and U.S. Bank National Association (formerly known as U.S. Bank Trust National Association)	Incorporated by reference to Exhibit 4.1 to EOP Operating Limited Partnership’s Registration Statement on Form S-3, as amended (SEC File No. 333-43530)
4.2		First Supplemental Indenture, dated June 18, 2001, among EOP Operating Limited Partnership, Equity Office Properties Trust and U.S. Bank National Association (formerly known as U.S. Bank Trust National Association)	Incorporated by reference to Exhibit 4.2 to Equity Office Properties Trust’s Registration Statement on Form S-3, as amended (SEC File No. 333-58976)
4.3		$500,000,000 Fixed Rate Note and related Guarantee (another $300,000,000 Fixed Rate Note and related Guarantee, identical in all material respects to the $500,000,000 Fixed Rate Note, is not being filed)	Incorporated herein by reference to Exhibit 4.3 to EOP Operating Limited Partnership’s Current Report on Form 8-K filed with the SEC on October 7, 2004
4.4		Floating Rate Note and related Guarantee	Incorporated herein by reference to Exhibit 4.4 to EOP Operating Limited Partnership’s Current Report on Form 8-K filed with the SEC on October 7, 2004
4.5		Form of Medium-Term InterNote and related Guarantee (Fixed Rate)	Incorporated herein by reference to Exhibit 4.3 to EOP Operating Limited Partnership’s Current Report on Form 8-K filed with the SEC on June 15, 2004
4.6		Schedule of Medium-Term InterNotes (Fixed Rate) issued	Incorporated herein by reference to Exhibit 4.6 to EOP Operating Limited Partnership’s 2004 Third Quarter Form 10-Q
10	.1*	Second Amended and Restated Equity Office Properties Trust 1997 Non-Qualified Employee Share Purchase Plan (Effective as of October 5, 2004)	Filed herewith
10.2		Revolving Credit Agreement for $500,000,000 Bridge Revolving Credit Facility dated as of July 29, 2004, and related Guaranty of Payment	Incorporated herein by reference to Exhibit 10.1 to EOP Operating Limited Partnership’s 2004 Third Quarter Form 10-Q
10	.3*	Share Appreciation Rights Agreement dated September 20, 2004 between Equity Office and Jan H. W. R. van der Vlist (for SARs expiring June 15, 2013)	Incorporated herein by reference to Exhibit 10.1 to Equity Office’s Form 8-K filed on September 23, 2004
10	.4*	Share Appreciation Rights Agreement dated September 20, 2004 between Equity Office and Jan H. W. R. van der Vlist (for SARs expiring June 15, 2014)	Incorporated herein by reference to Exhibit 10.2 to Equity Office’s Form 8-K filed on September 23, 2004
31.1		Rule 13a-14(a)/15d-14(a) Certifications	Filed herewith
32.1		Section 1350 Certification	Filed herewith

*	Represents a management contract or compensatory plan, contract or agreement.