Form 10-K
period 2004-12-31
EQUITY OFFICE PROPERTIES TRUST
filed 2005-03-16
CIK 1038339

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)
☒   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2004
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
Registrant’s telephone number, including area code (312) 466-3300
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
(None)
      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☒     No ☐
      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☐
      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).     Yes ☒     No ☐
      The aggregate market value of the Common Shares held by non-affiliates of the registrant as of June 30, 2004 (the last business day of the registrant’s most recently completed second fiscal quarter) was approximately $10.3 billion based on the reported closing sale price per Common Share on the New York Stock Exchange of $27.20.
      On January 31, 2005, 403,902,151 Common Shares were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
      Portions of the registrant’s proxy statement for the annual shareholders’ meeting to be held in 2005 are incorporated by reference into Part III. We expect to file our proxy statement within 120 days after December 31, 2004.

EQUITY OFFICE PROPERTIES TRUST

FORWARD-LOOKING STATEMENTS AND RISK FACTORS
      This Annual Report on Form 10-K includes certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. When used, words such as “anticipate”, “believe”, “intend”, “may be”, “will be” and similar words or phrases, or the negative thereof, unless the context requires otherwise, are intended to identify forward-looking statements. These forward-looking statements are based on management’s present expectations and beliefs about future events. As with any projection or forecast, these statements are inherently susceptible to uncertainty and changes in circumstances.
      Important factors that could cause actual results to differ materially from those reflected in such forward-looking statements and that should be considered in evaluating our outlook include, but are not limited to, the following: (i) declines in overall activity in our markets have adversely affected our operating results and are expected to continue to adversely affect our operating results until market conditions further improve, (ii) in order to continue to pay distributions to our common shareholders at current levels, we must borrow funds or sell assets, (iii) we expect to be a net seller of real estate in 2005, which will further reduce our income from continuing operations and funds from operations and may also result in gains or losses on sales of real estate and impairment charges, (iv) our performance and share value are subject to risks associated with the real estate industry, (v) our properties face significant competition, (vi) we face potential adverse effects from tenant bankruptcies or insolvencies, (vii) new acquisitions may fail to perform as expected, (viii) contingent or unknown liabilities arising from acquisitions could require us to make substantial payments, (ix) competition for acquisitions or an oversupply of properties for sale could adversely affect us, (x) our investment in property development may be more costly than anticipated, (xi) because real estate investments are illiquid, we may not be able to sell properties when appropriate, (xii) an earthquake or terrorist act could adversely affect our business, (xiii) some potential losses, including losses arising from earthquakes and terrorist acts, may not be covered by insurance, (xiv) increases in taxes and regulatory compliance costs, including compliance with the Americans with Disabilities Act, may reduce our net income, (xv) environmental problems are possible and can be costly, (xvi) we may not control the decisions of joint ventures or partnerships in which we have an interest, (xvii) scheduled debt payments could adversely affect us, including as a result of refinancing risk and foreclosure risk, (xviii) we are obligated to comply with financial covenants in our debt agreements that could restrict our range of operating activities, (xix) our degree of leverage could limit our ability to obtain additional financing and could have other adverse effects, (xx) rising interest rates, whether as a result of economic conditions or internal factors, such as a downgrade in our credit rating, could adversely affect our cash flow, (xxi) our hedging arrangements involve risks, (xxii) in order to maintain our REIT status, we may need to borrow funds on a short-term basis during unfavorable market conditions, (xxiii) provisions of Maryland law and our declaration of trust and bylaws could inhibit changes in control, (xxiv) we have share ownership limits for REIT tax purposes, (xxv) we are dependent on key personnel, (xxvi) conflicts of interest exist with holders of interests in EOP Partnership who serve as our trustees, (xxvii) changes in market conditions could adversely affect the market value of our securities, (xxviii) our earnings and cash distributions may affect the market price of our securities, (xxix) market interest rates may have an effect on the value of our debt and equity securities, (xxx) the number of shares available for future sale could adversely affect the market value of our securities, (xxxi) we are dependent on external sources of capital for future growth, (xxxii) if we fail to qualify as a REIT, our shareholders would be adversely affected, (xxxiii) we pay some taxes, and (xxxiv) the lower tax rate on dividends from non-REIT “C” corporations may cause investors to prefer to hold stock in non-REIT “C” corporations.
      See the risk factors included in Exhibit 99.1 to our report on Form 8-K filed on March 22, 2004 and further Forms 8-K which may hereafter be filed for a more detailed discussion of the foregoing and other factors that could cause actual results to differ materially from those reflected in such forward-looking statements and that should be considered in evaluating our outlook. Investors should also review the description of material U.S. federal income tax consequences filed with that Form 8-K and our other filings with the Securities and Exchange Commission. Equity Office is under no obligation to, and expressly disclaims any obligation to, update or alter its forward-looking statements whether as a result of such changes, new information, subsequent events or otherwise.

PART I

Item 1.	Business.
EQUITY OFFICE
      Equity Office Properties Trust (“Equity Office”) is the largest owner of office properties in the nation, based on market capitalization and square footage. We own, manage, lease, acquire and develop office properties. As of December 31, 2004, we owned office properties in 27 metropolitan areas including our 17 core markets which are Atlanta, Austin, Boston, Chicago, Denver, Los Angeles, Oakland/East Bay, Orange County, New York, Portland, Sacramento, San Diego, San Francisco, San Jose, Seattle, Stamford and Washington, D.C. We believe our core markets have the following characteristics: an intellectual and cultural infrastructure; a highly educated workforce; higher average occupancy over time; strong prospects for us to be a market leader; the ability to leverage our operating platform; and sufficient size to grow.
      We manage our properties on a portfolio-wide basis as compared to more traditional real estate owners who operate on a property-by-property basis. We believe this portfolio based approach to operating real estate allows us to operate efficiently while providing a high level of service to our tenants. Our operating platform, which includes centralized regional offices and procurement functions, allows us increased opportunities to provide a wide range of solutions to our tenants with local, regional or national office space needs, streamline operations, improve customer service, retain tenants, increase occupancy and reduce operating expenses.
      Equity Office is a Maryland real estate investment trust (“REIT”). We were organized in 1996 and began operations in 1997. Equity Office is the sole general partner of EOP Operating Limited Partnership, a Delaware limited partnership (“EOP Partnership”). Equity Office owns substantially all of its assets and conducts substantially all its operations through EOP Partnership. As of December 31, 2004, Equity Office owned approximately 89.5% of the partnership units (“Units”) of EOP Partnership. The remaining Units in EOP Partnership are held by various limited partners who have the right to require redemption of their Units at any time from Equity Office. The use of the word “we”, “us”, or “our” in this Form 10-K refers to Equity Office and its subsidiaries, including EOP Partnership, except where the context otherwise requires.
      Our internet website is www.equityoffice.com. Provided to the public on this website, free of charge, is our annual report on Form 10-K, quarterly reports on Form 10-Q, supplemental quarterly reports, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after such material is electronically filed with, or furnished to, the SEC. Our corporate governance guidelines, codes of business conduct and ethics and charters for our various board committees are available on our website and in print to any shareholder who requests such documentation. In addition, the SEC maintains an internet website that contains reports, proxy and information statements, and other information regarding issuers, including Equity Office, that file electronically with the SEC at www.sec.gov.
Office Properties
      As of December 31, 2004, we wholly-owned, or owned partial interests in, 698 office properties comprising approximately 125.7 million square feet located in 18 states and the District of Columbia (the “Total Office Portfolio”). Excluding the partial interests not owned by us, our share of the total square feet of the Total Office Portfolio is approximately 115.3 million and is referred to as our “Effective Office Portfolio”. Our Effective Office Portfolio represents our economic interest in the office properties upon which we base the net income we recognize in accordance with GAAP. The Effective Office Portfolio square feet of approximately 115.3 million has not been reduced to reflect our share of EOP Partnership. Throughout this

Form 10-K we disclose information for both the Total Office Portfolio and the Effective Office Portfolio. The table below shows in summary the properties included in each portfolio:

		Total Office Portfolio		Effective Office Portfolio

	Number of		Occupied		Occupied
	Buildings	Square Feet	Square Feet	Square Feet	Square Feet

Consolidated Properties	627	97,230,042	84,332,477	97,230,042	84,332,477
Consolidated Joint Ventures	29	13,059,313	12,329,844	11,824,969	11,184,688
Unconsolidated Joint Ventures	42	15,423,890	13,615,105	6,224,732	5,347,249

Total	698	125,713,245	110,277,426	115,279,743	100,864,414

Occupancy			87.7%		87.5%

KEY TRANSACTIONS COMPLETED IN 2004
Investing Activities

•	We acquired $952.0 million in assets, or partial interests therein, consisting of 27 office properties comprising approximately 3.3 million square feet and four vacant land parcels;

•	disposed of five office properties, comprising approximately .6 million square feet, and partial interests in three office properties, and one vacant land parcel for approximately $252.2 million;

•	disposed of 71 industrial properties, which constituted substantially our entire industrial property portfolio, comprising approximately 5.1 million square feet, for approximately $432.0 million; and

•	disposed of our investment in shares of Capital Trust for approximately $32.1 million.
Financing Activities

Debt

•	We issued approximately $1.8 billion of fixed interest rate unsecured notes and $245 million of variable interest rate unsecured notes in several offerings, and repaid $1.2 billion of unsecured notes; and

•	repaid approximately $444.3 million of mortgage debt.

Derivatives

•	We settled $800 million of forward-starting interest rate swaps for a payment of approximately $69.1 million and then entered into several fixed-to-floating interest rate swaps that effectively converted the 5.54% fixed interest rate on $1.0 billion of unsecured notes issued in March 2004 to a floating rate of LIBOR plus 122 basis points (which includes 79 basis points for loan costs); and

•	settled five forward-starting interest rate swaps with a combined notional amount of $500 million resulting in a gain of approximately $24.0 million. The swaps were entered into in 2003 to hedge an unsecured notes offering that was expected to take place in June 2004, but did not occur.

Other

•	We recorded a non-cash impairment charge of approximately $229.2 million on 46 non-core assets;

•	redeemed our 8 5/8% Series C Cumulative Redeemable Preferred Shares of Beneficial Interest for approximately $114.1 million;

•	consolidated the assets, liabilities and results of operations of the SunAmerica Center office property as of January 1, 2004 in accordance with FIN 46(R) and recognized a cumulative effect of a change in accounting principle loss of approximately $33.7 million; and

•	consolidated the assets, liabilities and results of operations of the Concar office property in accordance with FIN 46(R).
BUSINESS STRATEGY
      Our primary business objective is to maximize shareholder value by achieving sustainable long-term growth in cash flow and portfolio value. We intend to achieve this objective by owning and operating high-quality office buildings and providing a superior level of service to our customers.
      Our business strategy involves:

•	increasing occupancy by leasing vacant space and retaining tenants on economically attractive terms, reducing lease cycle time and improving customer service;

•	concentrating capital in our core markets where we believe we can best position ourselves to maximize value and generate long-term attractive returns;

•	taking advantage of favorable market opportunities to exit non-core markets and to dispose selectively of properties, or interests therein, in certain of our core markets that do not fit within our long-term strategy;

•	achieving economies of scale over time; and

•	taking advantage of our recently implemented portfolio-wide operating structure.
ACQUISITION AND DISPOSITION ACTIVITY
      Over the past five years, we have acquired whole or partial interests in approximately $13.5 billion (calculated on a cost basis) and have disposed of whole or partial interests in approximately $3.8 billion (calculated based on the sales price) of institutional quality office properties, industrial properties, parking facilities and vacant land parcels throughout the United States.

Year	Acquisitions	Dispositions

	(Dollars in millions)
2004	$952.0	$684.2
2003	227.8	1,529.6
2002	171.1	508.3
2001	7,237.7	541.2
2000	4,942.2	536.0

Total	$13,530.8	$3,799.3

Acquisitions
      Management considers various factors when evaluating potential property acquisitions. These factors include but are not limited to:

•	the attractiveness of the property to existing and potential tenants;

•	the likelihood and relative attractiveness of competitive supply;

•	the anticipated demand for space in the local market;

•	the creditworthiness and diversity of risk of the tenants occupying the property;

•	the ability to acquire the asset at an attractive going-in yield, as well as the potential to increase operating income over time by increasing revenues;

•	the physical condition of the property, including the extent of funds required for maintenance and for physical upgrades needed in order to establish or sustain market competitiveness;

•	the cost structure of the property; and

•	the property’s location in one of our core markets.
      As part of our business strategy, we intend to continue to acquire additional office properties in our core markets assuming that capital and acquisition opportunities are available to us on terms we deem satisfactory. Properties may be acquired separately or as part of a portfolio and may be acquired for cash, in exchange for our debt or equity securities, or in exchange for our properties. These acquisitions may be individual asset transactions, joint ventures, mergers or other business combinations.
Dispositions
      Management considers various factors when evaluating potential property dispositions. These factors include but are not limited to:

•	the ability to sell the property at an attractive price;

•	our ability to recycle capital into core markets and activities consistent with our business strategy;

•	our desire to exit markets that are not core markets;

•	whether the property is strategically located;

•	tenant composition and lease rollover for the property;

•	general economic conditions and outlook, including job growth in the local market; and

•	the general quality of the asset.
DEVELOPMENT ACTIVITY
      Our policy is to prudently pursue development projects where a customer need is evident and market conditions warrant. We own various undeveloped land parcels on which office space could be developed, assuming our receipt of necessary permits, licenses and approvals. Our policy is to develop land only when market conditions warrant. Although we may develop some properties ourselves, a portion of this activity may also be conducted with joint venture partners. If we develop a property with a joint venture partner, we may not have the same degree of control over the property as if we owned it ourselves. In addition, if we develop a property with a joint venture partner, we will be required to share a portion of the economic benefits from such property with our joint venture partner.
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
FINANCING POLICIES
      We conduct substantially all of our investment and debt-financing activities through EOP Partnership. To date, we have financed our investments through a combination of equity, which may be issued by either EOP

Partnership or us, as well as secured and unsecured debt, which would be issued by EOP Partnership but in many cases guaranteed by us. The terms of EOP Partnership’s line of credit and unsecured notes contain various financial covenants which require satisfaction of certain total debt-to-total asset ratios, secured debt-to-total asset ratios, debt service coverage ratios, and unsecured debt-to-unencumbered asset ratios, as well as other limitations. In addition, EOP Partnership has obtained investment grade credit ratings on its unsecured debt from each of Standard & Poor’s, Fitch and Moodys rating agencies. A primary objective of our financing policy is to manage our financial position to allow us to raise capital at competitive rates. As of December 31, 2004, approximately 85.4% of our outstanding debt had a fixed interest rate, which limits the risk of rising interest rates.
      In addition, we utilize certain derivative financial instruments at times to limit interest rate risk. The derivatives we enter into, and the only derivative transactions approved by our Board of Trustees, are those which are used exclusively for hedging purposes rather than speculation. If an anticipated hedged transaction does not occur, any positive or negative value of the derivative will be recognized immediately in net income.
      To the extent that our Board of Trustees decides to obtain additional capital, we may elect to issue equity securities, cause EOP Partnership to issue additional Units or debt securities, retain our earnings (subject to the provisions of the Internal Revenue Code requiring distributions of taxable income to maintain REIT status), dispose of some of our properties, or utilize a combination of these methods. Under the terms of EOP Partnership’s partnership agreement, the proceeds of all equity capital we raise must be contributed to EOP Partnership in exchange for additional interests in EOP Partnership.
DIVIDEND POLICY
      In order to qualify as a REIT for federal income tax purposes, we must distribute an amount equal to at least 90% of our taxable income (excluding capital gains) to our shareholders. We currently distribute amounts attributable to capital gains to our shareholders; however, these amounts can be retained by us and taxed at the corporate tax rate. Accordingly, we currently intend, although we are not legally obligated, to continue to make regular quarterly distributions to holders of our common and preferred shares, at least at the level required to maintain REIT status. The declaration of dividends on capital shares is at the discretion of the Board of Trustees, which decision is made quarterly by the Board of Trustees based on then prevailing circumstances.
SEGMENTS
      Information related to our operating segment is set forth in Item 8.
COMPETITION
      The real estate industry is highly competitive. We compete with a considerable number of other companies in acquiring and operating real estate. We compete for tenants in our markets primarily on the basis of property location, rent charged, services provided and the design and condition of our properties. We also experience intense competition when attempting to acquire or divest ownership of real estate, building sites or redevelopment opportunities, including competition from domestic and foreign financial institutions, other REITs, life insurance companies, pension trusts, trust funds, partnerships and individual investors.
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

FINANCIAL INFORMATION ABOUT GEOGRAPHIC AREAS
      Although there are no restrictions on our ability to expand our operations into foreign markets, we currently operate solely within the United States and have no foreign operations.
EMPLOYEES
      As of December 31, 2004, we had approximately 2,300 employees who provide real estate management, leasing, legal, financial and accounting, acquisition, disposition and marketing expertise throughout the country.
      Our seven executive officers have an average tenure of seven years with us or our affiliates or predecessors and an average of 19 years experience in the real estate industry.

      As of February 28, 2005, the following executive and senior officers held the offices indicated:

Name	Age	Offices Held

Richard D. Kincaid	43	President and Chief Executive Officer
Jeffrey L. Johnson	45	Executive Vice President and Chief Investment Officer
Lawrence J. Krema	44	Executive Vice President — Human Resources and Communications
Peyton H. Owen, Jr.	47	Executive Vice President and Chief Operating Officer
Stanley M. Stevens	56	Executive Vice President, Chief Legal Counsel and Secretary
Marsha C. Williams	53	Executive Vice President and Chief Financial Officer
Robert J. Winter, Jr.	59	Executive Vice President — Development and Joint Venture Management
Thomas Q. Bakke	50	Senior Vice President — National Leasing and Marketing
James R. Bannon	48	Senior Vice President — Operations
David B. Baruch	41	Senior Vice President — Chief Information Officer
Stephen M. Briggs	46	Senior Vice President
M. Patrick Callahan	43	Senior Vice President — Seattle Region
Elizabeth P. Coronelli	38	Senior Vice President — Investor Relations
Robert E. Dezzutti	44	Senior Vice President — Los Angeles Region
Maureen Fear	48	Senior Vice President and Treasurer
Debra L. Ferruzzi	44	Senior Vice President — Corporate Strategy
Frank Frankini	49	Senior Vice President — Engineering, Construction and Energy Operations
Mark P. Geisreiter	43	Senior Vice President — San Francisco Region
Matthew T. Gworek	44	Senior Vice President — Investments
Donald E. Huffner, Jr.	47	Senior Vice President — Atlanta Region/New York and Washington, D.C. Region
Peter D. Johnston	47	Senior Vice President — Houston Region
Shobi S. Khan	39	Senior Vice President — Investments
Kim J. Koehn	49	Senior Vice President — Denver Region and San Jose Region
J. Michael Lynch	52	Senior Vice President — Investments
Diane M. Morefield	46	Senior Vice President — Chicago Region
John C. Schneider	46	Senior Vice President — Legal and Associate General Counsel for Property Operations
Mark E. Scully	46	Senior Vice President — National Leasing
Virginia L. Seggerman	45	Senior Vice President — Chief Accounting Officer
H. Gene Silverberg	51	Senior Vice President — Retail Strategy
Paul R. Sorensen	45	Senior Vice President — Portfolio Management
Maryann Gilligan Suydam	55	Senior Vice President — Boston Region
R. David Turner	54	Senior Vice President — Risk Management

      Set forth below is biographical information for each of our executive officers:
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
      Marsha C. Williams has been Executive Vice President and Chief Financial Officer since August 2002. Ms. Williams also has held the following positions:

•	Chief Administrative Officer of Crate and Barrel, a national Chicago-based retailer of home furnishings and accessories (Crate and Barrel is the trade name of Euromarket Designs Inc., which is an indirect majority-owned subsidiary of Otto Versand Gmbh & Co., a German mail-order company), from May 1998 until August 2002 (in this capacity, Ms. Williams participated in the planning and execution of Crate and Barrel’s growth strategy and managed its finance, accounting, information technology, warehousing, distribution and logistics, loss prevention, strategic planning, direct marketing operations and purchasing departments); and

•	Vice President of Amoco Corporation, a worldwide energy and chemical company, from December 1997 until April 1998 and Treasurer of Amoco Corporation from October 1993 until April 1998, as well as other capacities and positions from November 1989 until October 1993.
      Robert J. Winter, Jr. has been Executive Vice President — Development and Joint Venture Management since February 2005. Mr. Winter also has held the following positions:

•	Executive Vice President — Development and Portfolio Management from November 2002 until February 2005;

•	Senior Vice President — Development from June 2002 until November 2002;

•	Senior Vice President — Development Investments from July 2001 until June 2002;

•	President and Chief Executive Officer of Amli Commercial Properties Trust, a private real estate investment trust with office and industrial properties in the suburban Chicago market, from August 1998 until July 2001 (in this capacity, Mr. Winter was responsible for all aspects of the company’s business, including the development, management and ownership of its properties); and

•	President and Chief Executive Officer of Amli Commercial Properties, LLC, a limited liability company and predecessor of Amli Commercial Properties Trust, from November 1996 until July 1998 (in this capacity, along with developing the business, Mr. Winter was responsible for forming Amli Commercial Properties Trust).

Item 2.	Properties.
      For information regarding encumbrances on our properties see Item 7 and Item 15 — Schedule III. The Total Office Portfolio includes 82 properties in which the title-holding entities generally have leasehold interests, rather than fee ownership, and two properties in which we are the debt holder.

Office Property Statistics
      The following table sets forth certain data relating to the Total Office Portfolio and the Effective Office Portfolio as of December 31, 2004. Our 10 largest markets are presented from greatest to least based on our property net operating income from continuing operations for the fourth quarter 2004.

		Total Office Portfolio			Effective Office Portfolio

							Percent of
			Percentage of			Percentage of	Our Property
			Total Office			Effective Office	Net Operating
			Portfolio			Portfolio	Income from
	Number of	Rentable	Rentable	Percent	Rentable	Rentable	Continuing
Primary Market	Buildings	Square Feet	Square Feet	Occupied	Square Feet	Square Feet	Operations

Boston	51	12,567,429	10.0%	90.9%	11,494,038	10.0%	12.4%
San Francisco	83	11,056,730	8.8%	79.0%	10,802,285	9.4%	10.1%
San Jose	117	8,256,995	6.6%	85.2%	8,256,995	7.2%	9.7%
New York	7	5,347,465	4.3%	95.3%	5,341,776	4.6%	8.8%
Los Angeles	50	8,656,910	6.9%	86.6%	7,494,582	6.5%	7.7%
Seattle	54	10,001,902	8.0%	87.0%	8,788,803	7.6%	7.3%
Chicago	33	11,700,945	9.3%	89.2%	10,442,233	9.1%	7.2%
Washington, D.C.	27	6,369,951	5.1%	91.8%	5,847,654	5.1%	6.8%
Atlanta	43	7,570,080	6.0%	83.5%	6,864,676	6.0%	4.5%
Orange County	33	6,039,396	4.8%	95.4%	6,039,396	5.2%	4.4%
All others	200	38,145,442	30.3%	87.6%	33,907,305	29.4%	21.0%

Total/ Weighted Average	698	125,713,245	100.0%	87.7%	115,279,743	100.0%	100.0%

Total Office Portfolio Lease Expiration Schedule
      The following schedule of Total Office Portfolio lease expirations is based upon the contractual termination date of the leases, without regard to any lease termination and/or renewal options. Some of the leases are subject to various forms of lease termination options exercisable by tenants. Depending on the form of the option, some of these options may or may not require the payment of a fee and notice period as a condition to exercise. Although it is not possible to predict which tenants will exercise these options, it has been our experience that markets in which the contractual rents are significantly higher than current market rents incur the greatest incidence of lease termination option exercises. As a result of these lease termination options and other factors, such as tenant insolvencies, the actual termination dates of some portion of our leases may vary from the contractual expiration date set forth in the schedule.

Total Office Portfolio Lease Expiration Schedule (a)
December 31, 2004

	2005 and
	month to
	month(b)	2006	2007	2008	2009	2010	2011	2012	2013	2014	Thereafter(f)	Totals

	(Dollars in thousands except per square foot amounts)
Boston
Square Feet(c)	972,316	847,273	1,565,349	1,392,031	1,262,775	1,396,907	338,674	859,366	1,359,279	635,054	798,548	11,427,572
% Square Feet(d)	7.7%	6.7%	12.5%	11.1%	10.0%	11.1%	2.7%	6.8%	10.8%	5.1%	6.4%	90.9%
Annualized Rent for occupied square feet(e)	$32,781	$26,839	$60,699	$52,843	$47,547	$53,072	$14,546	$38,970	$55,694	$21,311	$33,504	$437,806
Annualized Rent per occupied square foot(e)	$33.71	$31.68	$38.78	$37.96	$37.65	$37.99	$42.95	$45.35	$40.97	$33.56	$41.96	$38.31
San Francisco
Square Feet(c)	1,434,728	808,772	1,213,498	1,378,500	923,469	977,708	470,309	227,802	350,462	286,219	659,383	8,730,850
% Square Feet(d)	13.0%	7.3%	11.0%	12.5%	8.4%	8.8%	4.3%	2.1%	3.2%	2.6%	6.0%	79.0%
Annualized Rent for occupied square feet(e)	$58,607	$38,869	$43,270	$51,206	$27,651	$45,383	$21,073	$7,666	$10,725	$7,022	$37,426	$348,900
Annualized Rent per occupied square foot(e)	$40.85	$48.06	$35.66	$37.15	$29.94	$46.42	$44.81	$33.65	$30.60	$24.54	$56.76	$39.96
San Jose
Square Feet(c)	1,053,618	1,053,915	854,921	466,308	559,076	907,758	825,613	458,779	116,214	487,679	254,295	7,038,176
% Square Feet(d)	12.8%	12.8%	10.4%	5.6%	6.8%	11.0%	10.0%	5.6%	1.4%	5.9%	3.1%	85.2%
Annualized Rent for occupied square feet(e)	$34,930	$35,005	$28,164	$12,671	$16,180	$35,425	$52,496	$31,014	$3,694	$9,043	$6,521	$265,144
Annualized Rent per occupied square foot(e)	$33.15	$33.21	$32.94	$27.17	$28.94	$39.03	$63.58	$67.60	$31.79	$18.54	$25.64	$37.67
New York
Square Feet(c)	449,114	203,138	173,852	126,860	1,253,489	291,004	420,762	462,762	436,482	107,194	1,170,152	5,094,809
% Square Feet(d)	8.4%	3.8%	3.3%	2.4%	23.4%	5.4%	7.9%	8.7%	8.2%	2.0%	21.9%	95.3%
Annualized Rent for occupied square feet(e)	$18,342	$12,673	$8,661	$7,432	$71,472	$13,663	$25,240	$20,567	$23,743	$6,416	$60,856	$269,065
Annualized Rent per occupied square foot(e)	$40.84	$62.39	$49.82	$58.58	$57.02	$46.95	$59.99	$44.44	$54.40	$59.86	$52.01	$52.81
Los Angeles
Square Feet(c)	750,221	909,472	1,140,446	602,382	687,826	628,548	482,143	652,899	632,986	335,525	675,370	7,497,818
% Square Feet(d)	8.7%	10.5%	13.2%	7.0%	7.9%	7.3%	5.6%	7.5%	7.3%	3.9%	7.8%	86.6%
Annualized Rent for occupied square feet(e)	$24,116	$32,913	$39,157	$18,706	$18,677	$18,832	$17,545	$22,036	$21,379	$11,804	$19,825	$244,990
Annualized Rent per occupied square foot(e)	$32.14	$36.19	$34.33	$31.05	$27.15	$29.96	$36.39	$33.75	$33.78	$35.18	$29.35	$32.67

Total Office Portfolio Lease Expiration Schedule (a)
December 31, 2004 — (Continued)
	2005 and
	month to
	month(b)	2006	2007	2008	2009	2010	2011	2012	2013	2014	Thereafter(f)	Totals

	(Dollars in thousands except per square foot amounts)
Seattle
Square Feet(c)	899,904	817,962	893,482	1,240,650	1,360,692	1,119,306	433,978	430,637	401,903	403,020	701,480	8,703,014
% Square Feet(d)	9.0%	8.2%	8.9%	12.4%	13.6%	11.2%	4.3%	4.3%	4.0%	4.0%	7.0%	87.0%
Annualized Rent for occupied square feet(e)	$25,209	$23,670	$25,116	$32,262	$32,318	$30,517	$11,069	$12,170	$10,250	$8,901	$17,097	$228,581
Annualized Rent per occupied square foot(e)	$28.01	$28.94	$28.11	$26.00	$23.75	$27.26	$25.51	$28.26	$25.50	$22.09	$24.37	$26.26
Chicago
Square Feet(c)	1,454,760	1,284,114	918,192	1,425,120	955,741	1,101,009	547,496	621,802	502,717	472,933	1,150,987	10,434,871
% Square Feet(d)	12.4%	11.0%	7.8%	12.2%	8.2%	9.4%	4.7%	5.3%	4.3%	4.0%	9.8%	89.2%
Annualized Rent for occupied square feet(e)	$39,996	$36,847	$24,449	$41,027	$28,205	$28,906	$13,735	$17,930	$13,404	$11,307	$25,079	$280,885
Annualized Rent per occupied square foot(e)	$27.49	$28.69	$26.63	$28.79	$29.51	$26.25	$25.09	$28.84	$26.66	$23.91	$21.79	$26.92
Washington, D.C.
Square Feet(c)	557,534	490,379	584,586	893,531	719,686	315,683	675,778	335,166	250,325	631,830	393,980	5,848,478
% Square Feet(d)	8.8%	7.7%	9.2%	14.0%	11.3%	5.0%	10.6%	5.3%	3.9%	9.9%	6.2%	91.8%
Annualized Rent for occupied square feet(e)	$18,956	$15,845	$16,356	$30,435	$21,943	$14,385	$21,762	$10,364	$8,843	$21,008	$16,354	$196,252
Annualized Rent per occupied square foot(e)	$34.00	$32.31	$27.98	$34.06	$30.49	$45.57	$32.20	$30.92	$35.33	$33.25	$41.51	$33.56
Atlanta
Square Feet(c)	626,892	1,247,446	769,322	613,239	714,604	1,255,527	287,782	148,119	128,563	268,009	263,777	6,323,280
% Square Feet(d)	8.3%	16.5%	10.2%	8.1%	9.4%	16.6%	3.8%	2.0%	1.7%	3.5%	3.5%	83.5%
Annualized Rent for occupied square feet(e)	$14,097	$35,775	$16,749	$11,653	$20,944	$30,919	$6,609	$3,034	$2,953	$4,899	$5,115	$152,747
Annualized Rent per occupied square foot(e)	$22.49	$28.68	$21.77	$19.00	$29.31	$24.63	$22.96	$20.48	$22.97	$18.28	$19.39	$24.16
Orange County
Square Feet(c)	951,191	906,777	944,865	1,434,776	521,498	385,778	223,788	176,459	159,572	13,336	42,088	5,760,128
% Square Feet(d)	15.7%	15.0%	15.6%	23.8%	8.6%	6.4%	3.7%	2.9%	2.6%	0.2%	0.7%	95.4%
Annualized Rent for occupied square feet(e)	$25,885	$23,888	$23,704	$32,494	$12,822	$8,953	$5,114	$4,497	$3,687	$290	$311	$141,646
Annualized Rent per occupied square foot(e)	$27.21	$26.34	$25.09	$22.65	$24.59	$23.21	$22.85	$25.49	$23.11	$21.77	$7.39	$24.59

Total Office Portfolio Lease Expiration Schedule (a)
December 31, 2004 — (Continued)
	2005 and
	month to
	month(b)	2006	2007	2008	2009	2010	2011	2012	2013	2014	Thereafter(f)	Totals

	(Dollars in thousands except per square foot amounts)
All Others
Square Feet(c)	4,301,405	5,034,649	4,761,887	4,683,608	5,385,792	2,234,513	1,725,121	1,324,196	877,495	1,122,249	1,967,515	33,418,430
% Square Feet(d)	11.3%	13.2%	12.5%	12.3%	14.1%	5.9%	4.5%	3.5%	2.3%	2.9%	5.2%	87.6%
Annualized Rent for occupied square feet(e)	$104,205	$123,470	$111,792	$105,700	$115,067	$52,220	$42,815	$29,489	$22,482	$24,293	$43,060	$774,595
Annualized Rent per occupied square foot(e)	$24.23	$24.52	$23.48	$22.57	$21.36	$23.37	$24.82	$22.27	$25.62	$21.65	$21.89	$23.18
Total Portfolio
Square Feet(c)	13,451,683	13,603,897	13,820,400	14,257,005	14,344,648	10,613,741	6,431,444	5,697,987	5,215,998	4,763,048	8,077,575	110,277,426
% Square Feet(d)	10.7%	10.8%	11.0%	11.3%	11.4%	8.4%	5.1%	4.5%	4.1%	3.8%	6.4%	87.7%
Annualized Rent for occupied square feet(e)	$397,123	$405,795	$398,118	$396,430	$412,828	$332,274	$232,006	$197,737	$176,854	$126,296	$265,149	$3,340,611
Annualized Rent per occupied square foot(e)	$29.52	$29.83	$28.81	$27.81	$28.78	$31.31	$36.07	$34.70	$33.91	$26.52	$32.83	$30.29

(a)	Based on the contractual termination date of the lease without regard to any early lease termination and/or renewal options.

(b)	Total square feet subject to month to month leases is approximately 848,000.

(c)	Total net rentable square feet represented by expiring leases.

(d)	Percentage of total net rentable square feet represented by expiring leases.

(e)	Based on annualized rent. Annualized rent is the monthly contractual rent as of the reporting date, or if the current rent payable is $0 then the first monthly rent payment due, under existing leases as of December 31, 2004 multiplied by 12 months (“Annualized Rent”). This amount reflects total base rent and estimated expense reimbursements from tenants as of December 31, 2004 without regard to any rent concessions and contractual increases or decreases in rent subsequent to December 31, 2004. Total rent concessions for leases in place as of December 31, 2004, for the period from January 1, 2005 to December 31, 2005 are approximately $40.0 million. We believe Annualized Rent is a useful measure because this information can be used for comparison to current market rents as published by various third party sources.

(f)	Management offices and building use square footage are included with $0 rent per square foot.

Item 3.	Legal Proceeding.
      We are not presently subject to material litigation nor, to our knowledge, is any material litigation threatened against us, other than routine actions for negligence and other claims and administrative proceedings arising in the ordinary course of business, some of which are expected to be covered by liability insurance or third party indemnifications and all of which collectively we do not expect to have a material adverse effect on our financial condition, results of operations, or liquidity.

Item 4.	Submission of Matters to a Vote of Security Holders.
      None.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
      Our Common Shares are traded on the New York Stock Exchange (“NYSE”) under the symbol “EOP”. On February 28, 2005, the reported closing sale price per Common Share on the NYSE was $30.17 and there were approximately 3,515 holders of record. The high and low sales prices and closing sales prices on the NYSE and distributions for the Common Shares during 2004 and 2003 are set forth in the table below:

Year	Quarter	High	Low	Close	Distributions

2004	Fourth	$29.86	$27.11	$29.12	$0.50
	Third	$28.95	$25.71	$27.25	$0.50
	Second	$29.20	$23.90	$27.20	$0.50
	First	$30.39	$27.81	$28.89	$0.50
2003	Fourth	$29.30	$26.99	$28.65	$0.50
	Third	$28.20	$26.46	$27.53	$0.50
	Second	$27.92	$25.52	$27.01	$0.50
	First	$26.24	$23.31	$25.45	$0.50

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities
      The following table summarizes repurchases of our Common Shares during the fourth quarter 2004:

			Total Number of	Dollar Value of
			Shares Purchased	Shares that May
			as Part of Publicly	Yet be Purchased
	Total Number of	Average Price	Announced Plans	Under the Plans
Period	Shares Purchased(a)	Paid per Share(a)	or Programs(b)	or Programs(c)

October 1 - 31	—	—	—	$502,688,237
November 1 - 30	1,353	28.35	1,353	$502,649,880
December 1 - 31	50,092	$28.86	50,092	$501,857,319

Fourth quarter 2004	51,445	$28.84	51,445

(a)	Of the Common Shares repurchased during December 2004, 20,357 represent Common Shares repurchased in the open market to fund Common Shares purchased under our Employee Share Purchase Plan. In addition, 2,942 Common Shares repurchased represent Common Shares repurchased in the open market to fund fees paid in Common Shares to each of our nonemployee trustees, except Mr. Zell. In addition, 15 Common Shares repurchased represent Common Shares surrendered to Equity Office to satisfy tax withholding obligations in connection with the vesting of restricted stock issued to employees. The remaining 26,778 Common Shares represent Common Shares repurchased under our open market repurchase program.

(b)	Under our repurchase program announced in July 2002, we may repurchase in open market purchases or privately-negotiated transactions up to $1.1 billion of our Common Shares through May 19, 2005. We also announced that we may repurchase Common Shares from time to time to fund our employee benefit programs. Such repurchases (other than repurchases made on behalf of participants in our 1997 Employee Share Purchase Plan, as amended) are considered part of our open market repurchase program.

(c)	This dollar value relates to the open market repurchase program only. The number of Common Shares that may yet be repurchased in the open market to fund shares purchased under our 1997 Employee Share Purchase Plan, as amended, was 1,446,578 at October 31, 2004 and November 30, 2004 and 1,426,221 at December 31, 2004.

Securities Authorized for Issuance under Equity Compensation Plans
      Information related to employee compensation plans is set forth in Item 8 — Note 21.

Item 6.	Selected Financial Data.
      The following sets forth our selected consolidated financial and operating information on a historical basis. The selected financial data has been derived from our historical consolidated financial statements. The following information should be read together with our consolidated financial statements and notes thereto included in Item 8.

	For the years ended December 31,

	2004(a)	2003	2002	2001(b)	2000(c)

	(Dollars in thousands, except per share data)
Operating Data:
Total revenues	$3,195,851	$3,137,151	$3,293,568	$2,924,361	$2,152,945
Lease termination income(d)	$58,689	$68,408	$151,969	$41,230	$19,829
Property net operating income from continuing operations(e)	$1,997,127	$2,010,652	$2,144,274	$1,910,519	$1,365,116
Income from continuing operations	$155,716	$520,865	$633,458	$539,737	$443,147
Gain on sales of real estate(d)	$27,374	$168,126	$18,355	$81,662	$36,013
Cumulative effect of a change in accounting principle	$(33,697)	—	—	—	—
Net income	$137,307	$655,062	$770,215	$618,182	$470,860
Net income available to common shareholders	$98,214	$603,190	$707,642	$563,796	$424,936
Funds from Operations available to common shareholders plus assumed conversions(f)	$931,687	$1,289,547	$1,520,268	$1,190,174	$924,907
Income from continuing operations per share-diluted	$0.28	$1.20	$1.41	$1.36	$1.43
Cumulative effect of a change in accounting principle per share-diluted	$(0.07)	—	—	—	—
Net income available to common shareholders per share-diluted	$0.24	$1.50	$1.70	$1.55	$1.52
Funds from Operations available to common shareholders plus assumed conversions per share-diluted(f)	$2.07	$2.80	$3.18	$2.83	$2.82
Cash distributions declared per Common Share	$2.00	$2.00	$2.00	$1.90	$1.74
Balance Sheet Data (at end of year):
Total assets	$24,671,539	$24,189,010	$25,246,783	$25,808,422	$18,794,253
Mortgage debt net of any discounts and premiums	$2,609,067	$2,315,889	$2,507,890	$2,650,338	$2,915,801
Unsecured notes net of any premiums and discounts	$9,652,392	$8,828,912	$9,057,651	$9,093,987	$5,836,193
Line of Credit	$548,000	$334,000	$205,700	$244,300	$51,000
Mandatorily Redeemable Preferred Shares	$299,500	$299,500	$299,500	$299,500	$300,000

	For the years ended December 31,

	2004(a)	2003	2002	2001(b)	2000(c)

	(Dollars in thousands, except per share data)
Other Data (at end of year):
Total Office Portfolio:
Number of office properties	698	684	734	774	381
Rentable square feet of office properties (in millions)	125.7	122.3	125.7	128.2	99.0
Occupancy of office properties	87.7%	86.3%	88.6%	91.8%	94.6%
Number of industrial properties	4	75	77	79	—
Rentable square feet of industrial properties (in millions)	0.6	5.8	6.0	6.0	—
Occupancy of industrial properties	100.0%	86.6%	89.3%	92.8%	—

(a)	In 2004, we recorded a non-cash impairment charge of approximately $229.2 million. See Item 8 — Note 7.

(b)	On July 2, 2001, we completed our acquisition by merger of Spieker Properties, Inc. (“Spieker”) at a cost of approximately $7.2 billion. As a result of the Spieker merger, we acquired an interest in 391 office properties containing approximately 28.3 million square feet and 98 industrial properties containing approximately 10.1 million square feet.

(c)	On June 19, 2000, we completed our acquisition by merger of Cornerstone Properties Inc. (“Cornerstone”) at a cost of approximately $4.5 billion. As a result of the Cornerstone merger, we acquired an interest in 82 office properties containing approximately 18.9 million square feet.

(d)	These amounts are from continuing and discontinued operations and also include our share of unconsolidated joint ventures.

(e)	See Item 8 Note 18 — Segment Information.

(f)	Refer to Item 7 for information regarding why we present funds from operations and for a reconciliation of this non-GAAP financial measure to net income.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
      The following discussion should be read together with our consolidated financial statements and notes thereto.
Overview
      This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) begins with an Executive Summary which includes a description of our business and key factors and trends that affect our business and is then organized as follows:

•	Results of Operations

Period-to-period comparisons of our results of operations for the years ended 2002 through 2004.

•	Liquidity and Capital Resources

A discussion of our liquidity and capital resources, including distributions to our shareholders and unitholders, contractual obligations, debt financing, market risk, capital improvements, tenant improvements, leasing costs, developments, cash flows and additional items for 2004.

•	Critical Accounting Policies and Estimates

A review of the critical accounting policies and estimates that affect the financial statements and impact of new accounting standards.

•	Funds From Operations

A reconciliation of this non-GAAP financial measure to net income, the most directly comparable GAAP measure.
Executive Summary
      Equity Office Properties Trust (“Equity Office”) is the largest owner of office properties in the nation, based on market capitalization and square footage. We own, manage, lease, acquire and develop office properties. As of December 31, 2004, we owned office properties in 27 metropolitan areas including our 17 core markets which are Atlanta, Austin, Boston, Chicago, Denver, Los Angeles, Oakland/East Bay, Orange County, New York, Portland, Sacramento, San Diego, San Francisco, San Jose, Seattle, Stamford and Washington, D.C. We believe our core markets have the following characteristics: an intellectual and cultural infrastructure; a highly educated workforce; higher average occupancy over time; strong prospects for us to be a market leader; the ability to leverage our operating platform; and sufficient size to grow.
      We manage our properties on a portfolio-wide basis as compared to more traditional real estate owners who operate on a property-by-property basis. We believe this portfolio based approach to operating real estate allows us to operate efficiently while providing a high level of service to our tenants. Our operating platform, which includes centralized regional offices and procurement functions, allows us increased opportunities to provide a wide range of solutions to our tenants with local, regional or national office space needs, streamline operations, improve customer service, retain tenants, increase occupancy and reduce operating expenses.
      The following areas affect our office business and are important factors to consider when reviewing our financial and operating results:

•	Economic Environment

•	Leasing Results for the Total Office Portfolio

•	Investment Activity

•	Cash Requirements

Economic Environment
      Over the past few years, an economic slowdown coupled with slow employment growth and increased office vacancy in the United States have adversely impacted our financial results. These trends are beginning to reverse in certain of our markets with office vacancy beginning to decline and rental rates beginning to recover, primarily because of an increase in office job growth as the economy recovers and an increase in positive net absorption of office space.
      Office job growth is the principal driver for the demand for our properties. We are beginning to see indications of an economic recovery with notable office job growth. At the same time, the pace of construction of office buildings, an important market variable driving supply of space, has slowed with new construction nationwide at its lowest level since 1997. In 2004, office job growth and a lower construction pace contributed to positive net absorption of office space in all of our core markets for the first time since 2000, the strongest of which was in Washington, D.C., New York, and Los Angeles.
      As a result of the foregoing, in 2004 we saw increased activity in the office market with vacancy rates nationwide declining gradually with the largest improvement in Class A office properties and more specifically in Class A suburban office properties. This is consistent with the “flight-to-quality” trend typically seen in the early stages of an economic recovery. The market recovery we have started to experience will take some time to translate into improved deal economics and enhanced operating results for office property owners. Therefore, assuming the recovery is sustained, it will be a slow transition from the conditions we experienced over the past few years with uneven recoveries in different markets.

Leasing Results for the Total Office Portfolio
      The gross square footage for tenants who took occupancy in 2004 and 2003 was approximately 22.0 million and 22.7 million, respectively. We ended 2004 with occupancy of 87.7%, up incrementally from 86.3% at year-end 2003. The following chart shows our occupancy trends over the past five years with the peak vacancy in 2003. We currently anticipate the leasing environment will continue to improve and estimate occupancy will be in the 88.5% to 90% range at year-end 2005.
      Rental rates declined during 2004 by approximately 16.3% on a cash basis as new leases replaced expiring and terminated leases. Market rents began to trend down beginning in 2001 as vacancy rates increased across the nation. While we have been able to increase rental rates in select areas, we expect it to take time for pricing power to improve across the portfolio. We estimate that rental rates on our leases that are scheduled to expire in 2005 are approximately 15% to 20% above current market. This roll down in rents to current market levels adversely affects our rental revenues, and until market rental rates increase substantially from their current levels, we expect it to adversely affect our rental revenues in subsequent periods as we enter into new leases.
      While tenant improvement and lease commission costs have been at historically high levels, we are seeing them stabilize and expect these costs to range from $18 to $20 per square foot in 2005, similar to levels in late 2003 and 2004. Early lease terminations decreased from approximately 5.3 million square feet in 2003 to approximately 3.9 million square feet in 2004. While it is difficult to predict future terminations, we expect the number on a square footage basis to continue to decline in 2005 as compared to 2004. We are seeing more planned terminations versus defaults and expect lease termination fees to be slightly higher in 2005 than 2004 primarily because of one large termination fee in early 2005.

Investment Activity
      In 2004, we were a net acquirer of real estate, purchasing whole or partial interests in 27 office properties, four land parcels, and economic interests in three properties which we already partially owned from partners, for a total of $952.0 million. We sold $684.2 million of assets with the largest transaction attributed to the sale of almost all our industrial properties. We anticipate that in 2005, market conditions will continue to favor asset sales and we expect to continue to take advantage of this opportunity to strengthen our portfolio by disposing of non-core assets in core markets and assets in non-core markets. To the extent that we become a net seller of real estate, it may reduce our net income and funds from operations. As we sell properties we may incur gains or losses and may also incur impairment charges, some of which could be material, as a result of either sales, changes in market conditions or changes in holding periods. We have several options to utilize proceeds from asset sales in 2005, which include acquiring assets in our targeted core markets, repaying debt, buying back our shares, returning proceeds to our investors in the form of a special dividend, or some combination of these options. Should the level of dispositions in 2005 be significant, the impact of such sales on our operating results and financial condition will depend to a great extent on the manner and timing of our utilization of the sales proceeds.

Cash Requirements
      As discussed later in the Liquidity section, our net cash flow provided by operating activities was insufficient to meet all of our cash requirements including capital improvements, tenant improvements and leasing costs as well as distributions to our shareholders and unitholders during 2004. We funded this shortfall primarily with proceeds from financing activities. If our net cash from operating activities and cash requirements, including tenant improvements and leasing costs continue at these levels, and if our Board of Trustees continues to declare distributions on our Common Shares at current levels, we expect that such shortfall will continue in 2005 and that we will cover the shortfall with proceeds from financing activities and asset sales.
Key Transactions Completed in 2004

Investing Activities

•	We acquired $952.0 million in assets, or partial interests therein, consisting of 27 office properties comprising approximately 3.3 million square feet and four vacant land parcels;

•	disposed of five office properties, comprising approximately .6 million square feet, and partial interests in three office properties, and one vacant land parcel for approximately $252.2 million;

•	disposed of 71 industrial properties, which was substantially our entire industrial property portfolio, comprising approximately 5.1 million square feet for approximately $432.0 million; and

•	disposed of our investment in shares of Capital Trust for approximately $32.1 million.

Financing Activities
      Debt:

•	We issued approximately $1.8 billion of fixed interest rate unsecured notes and $245 million of variable interest rate unsecured notes in several offerings, and repaid $1.2 billion of unsecured notes; and

•	repaid approximately $444.3 million of mortgage debt.
      Derivatives:

•	We settled $800 million of forward-starting interest rate swaps for a payment of approximately $69.1 million and then entered into several fixed-to-floating interest rate swaps that effectively converted the 5.54% fixed interest rate on $1.0 billion of unsecured notes issued in March 2004 to a floating rate of LIBOR plus 122 basis points (which includes 79 basis points for loan costs); and

•	settled five forward-starting interest rate swaps with a combined notional amount of $500 million resulting in a gain of approximately $24.0 million. The swaps were entered into in 2003 to hedge an unsecured notes offering that was expected to take place in June 2004, but did not occur.

Other

•	We recorded a non-cash impairment charge of approximately $229.2 million on 46 non-core assets;

•	redeemed the 8 5/8% Series C Cumulative Redeemable Preferred Shares of Beneficial Interest for approximately $114.1 million;

•	consolidated the assets, liabilities and results of operations of the SunAmerica Center office property as of January 1, 2004 in accordance with FIN 46(R) and recognized a cumulative effect of a change in accounting principle loss of approximately $33.7 million; and

•	consolidated the assets, liabilities and results of operations of the Concar office property in accordance with FIN 46(R).

Results of Operations
Trends in Occupancy and Rental Rates for the Total Office Portfolio
      Below is a summary of leasing activity for tenants taking occupancy in the periods presented. Our 10 largest markets in terms of our property net operating income from continuing operations in order from greatest to least are Boston, San Francisco, San Jose, New York, Los Angeles, Seattle, Chicago, Washington, D.C., Atlanta and Orange County. These markets accounted for approximately 79.0% of our total net operating income from continuing operations in the fourth quarter of 2004.

	For the years ended
	December 31,

	2004	2003

Total Office Portfolio Data:
10 Largest Markets:
Portion of Total Office Portfolio based on square feet at end of year	69.7%	69.4%
Occupancy at end of year	87.8%	86.1%
Gross square footage for tenants whose lease term commenced during the year	14,686,887	15,218,840
Weighted average annual rent per square foot for tenants whose lease term commenced during the year:
GAAP basis(a)(b)	$26.13	$27.93
Cash basis(b)(c)	$25.33	$26.99
Gross square footage for expiring and terminated leases during the year	13,520,700	15,932,288
Weighted average annual rent per square foot for expiring and terminated leases during the year:
GAAP basis(a)	$29.80	$31.12
Cash basis(c)	$30.73	$31.50
Total Office Portfolio:
Occupancy at end of year	87.7%	86.3%
Gross square footage for tenants whose lease term commenced during the year	22,015,441	22,684,488
Weighted average annual rent per square foot for tenants whose lease term commenced during the year:
GAAP basis(a)(b)	$24.10	$25.68
Cash basis(b)(c)	$23.38	$24.86
Gross square footage for expiring and terminated leases during the year	20,381,369	23,976,592
Weighted average annual rent per square foot for expiring and terminated leases during the year:
GAAP basis(a)	$27.14	$28.14
Cash basis(c)	$27.94	$28.55

(a)	These weighted average GAAP rental rates are based on the average annual base rent per square foot over the term of each lease and the current estimated tenant reimbursements, if any.

(b)	Weighted average annual rent per square foot for new office leases for tenants whose lease term commenced during the period may lag behind market because leasing decisions typically are made anywhere from one month to 12 or more months prior to taking occupancy.

(c)	These weighted average annual cash rental rates are based on the monthly contractual rent when the lease commenced, expired or terminated. For new and renewal leases, if the monthly contractual rent when the lease commenced is $0 then the rental rate represents the first monthly rent payment due multiplied by 12 months (“Annualized Cash Rent”). This amount reflects total base rent and estimated current period expense reimbursements without regard to any rent concessions and contractual increases or decreases in rent after the lease commences. We believe Annualized Cash Rent is a useful measure because this information can be used for comparison to current market rents as published by various third party sources.

Period-to-Period Comparisons

Acquisition and Disposition Activity
      Below is a summary of our acquisition, disposition and development activity since January 1, 2003.

	Total Office Portfolio		Industrial Properties

	Buildings	Square Feet	Buildings	Square Feet

Properties owned as of:
December 31, 2002	734	125,725,399	77	5,967,759
Acquisitions	2	829,293	—	—
Developments placed in service	5	1,218,215	—	—
Dispositions(a)	(53)	(5,182,707)	(2)	(216,900)
Properties taken out of service(b)	(4)	(450,548)	—	—
Building remeasurements	—	115,273	—	—

December 31, 2003	684	122,254,925	75	5,750,859
Consolidation of SunAmerica Center	1	780,063	—	—
Acquisitions	27	3,315,232	—	—
Developments placed in service	2	298,689	—	—
Dispositions(a)	(5)	(567,765)	(71)	(5,136,014)
Properties taken out of service(b)	(11)	(469,771)	—	—
Building remeasurements	—	101,872	—	1,875

December 31, 2004	698	125,713,245	4	616,720

(a)	Excludes any partial sales of real estate because the properties are still included in our portfolio statistics and accounted for under the equity method of accounting.

(b)	Properties taken out of service represent office properties we are no longer attempting to lease.
Results of Operations
      The financial data presented in the consolidated statements of operations show significant changes in revenues and expenses from period-to-period. We do not believe our period-to-period financial data are necessarily comparable because we acquire and dispose of properties on an ongoing basis. The following tables show condensed consolidated results attributable to the properties that were held during both periods being compared (the “Same Store Portfolio”) and the changes in our condensed consolidated statements of operation, which includes corporate level items (the “Total Company”). The significant differences between the Same Store Portfolio and the Total Company are the following transactions, which are only reflected in the Total Company:

•	the consolidation of 1301 Avenue of the Americas, SunAmerica Center and Concar in 2004;

•	the consolidation of Key Center in the third quarter of 2003;

•	the acquisition of two office buildings comprising approximately 0.8 million square feet in 2003 and 27 office buildings comprising approximately 3.3 million square feet in 2004;

•	certain developments placed in service; and

•	the disposition of 55 properties comprising approximately 5.4 million square feet and the sale of majority interests in 13 properties (which are now accounted for under the equity method) in 2003; the sale of majority interests in two properties and the disposition of 76 properties comprising approximately 5.7 million square feet in 2004.

      Included in property operating revenues are rental revenue, tenant reimbursements, parking and other income. Included in property operating expenses are insurance, repairs and maintenance and other property operating expenses.
Comparison of the year ended December 31, 2004 to the year ended December 31, 2003
      The table below represents selected operating information for the Total Company and for the Same Store Portfolio. The Same Store Portfolio consists of 622 consolidated office properties, four industrial properties and 21 unconsolidated joint venture properties acquired or placed in service on or prior to January 1, 2003.

	Total Company				Same Store Portfolio

			Change				Change

	2004	2003	$	%	2004	2003	$	%

	(Dollars in thousands)
Revenues:
Property operating revenues	$3,181,625	$3,121,290	$60,335	1.9%	$2,884,776	$2,952,670	$(67,894)	(2.3)%
Fee income	14,226	15,861	(1,635)	(10.3)	—	—	—	—

Total revenues	3,195,851	3,137,151	58,700	1.9	2,884,776	2,952,670	(67,894)	(2.3)

Expenses:
Depreciation and amortization	783,685	701,914	81,771	11.6	697,176	645,802	51,374	8.0
Real estate taxes	367,610	344,625	22,985	6.7	329,462	319,870	9,592	3.0
Property operating expenses	816,888	766,013	50,875	6.6	750,806	725,676	25,130	3.5
Ground rent	25,467	20,287	5,180	25.5	18,818	18,624	194	1.0
General and administrative(a)	52,242	62,479	(10,237)	(16.4)	—	—	—	—
Impairment	228,272	7,500	220,772	2,943.6	193,595	7,500	186,095	2,481.3

Total expenses	2,274,164	1,902,818	371,346	19.5	1,989,857	1,717,472	272,385	15.9

Operating income	921,687	1,234,333	(312,646)	(25.3)	894,919	1,235,198	(340,279)	(27.5)

Other income (expense):
Interest and dividend income	8,302	12,580	(4,278)	(34.0)	3,306	3,647	(341)	(9.4)
Realized gain on settlement of derivatives and sale of marketable securities	28,976	9,286	19,690	212.0	—	—	—	—
Interest expense(b)	(850,722)	(826,706)	(24,016)	2.9	(158,311)	(185,599)	27,288	(14.7)

Total other income (expense)	(813,444)	(804,840)	(8,604)	1.1	(155,005)	(181,952)	26,947	(14.8)

Income before income taxes, allocation to minority interests, income from investments in unconsolidated joint ventures and gain on sales of real estate	108,243	429,493	(321,250)	(74.8)	739,914	1,053,246	(313,332)	(29.7)
Income taxes	(2,012)	(5,388)	3,376	(62.7)	(336)	(772)	436	(56.5)
Minority interests:
EOP Partnership	(11,747)	(74,152)	62,405	(84.2)	—	—	—	—
Partially owned properties	(10,973)	(8,080)	(2,893)	35.8	(10,263)	(9,271)	(992)	10.7
Income from investments in unconsolidated joint ventures	50,304	79,882	(29,578)	(37.0)	30,663	42,387	(11,724)	(27.7)
Gain on sales of real estate	21,901	99,110	(77,209)	(77.9)	—	—	—	—

Income from continuing operations	155,716	520,865	(365,149)	(70.1)	759,978	1,085,590	(325,612)	(30.0)
Discontinued operations (including net gain on sales of real estate of $5,473 and $61,953, respectively)	15,288	134,197	(118,909)	(88.6)	—	—	—	—

Income before cumulative effect of a change in accounting principle	171,004	655,062	(484,058)	(73.9)	—	—	—	—
Cumulative effect of a change in accounting principle	(33,697)	—	(33,697)	—	—	—	—	—

Net income	$137,307	$655,062	$(517,755)	(79.0)%	$759,978	$1,085,590	$(325,612)	(30.0)%

	Total Company				Same Store Portfolio

			Change				Change

	2004	2003	$	%	2004	2003	$	%

	(Dollars in thousands)
Selected Items:
Property net operating income from continuing operations(c)	$1,997,127	$2,010,652	$(13,525)	(0.7)%	$1,804,508	$1,907,124	$(102,616)	(5.4)%

Deferred rental revenue	$79,548	$71,866	$7,682	10.7%	$60,813	$68,048	$(7,235)	(10.6)%

Lease termination fees	$52,866	$62,199	$(9,333)	(15.0)%	$38,489	$60,211	$(21,722)	(36.1)%

(a)	Corporate general and administrative expense is not allocated to the Same Store Portfolio because these expenses are not directly incurred in connection with any specific property.

(b)	Interest expense (including amortization of deferred financing costs and prepayment expenses) for the Same Store Portfolio represents interest expense on property secured mortgage debt and does not include interest expense on the unsecured notes or the line of credit.

(c)	Represents segment data. See Item 8 — Note 18.
Property Operating Revenues
      Property operating revenues in the Same Store Portfolio decreased in 2004 because of a decrease in rental rates on new and renewal leases as compared to expiring leases. In addition, income from lease terminations decreased in 2004 by approximately $21.7 million. Average occupancy rates in the Same Store Portfolio decreased in 2004 as compared to 2003 which also contributed to the decrease in property operating revenues in 2004.
      Property operating revenues in the Total Company increased because of the consolidation of certain properties, acquisitions and developments placed in service, which together increased property operating revenues by approximately $230.9 million. The increases in property operating revenues from 2003 to 2004 were partially offset by the partial sales of properties in 2003 and 2004, which accounted for approximately $101.3 million of the change in revenue and the decreases in the Same Store Portfolio, as explained above.
Depreciation and Amortization
      Depreciation and amortization expense in the Same Store Portfolio increased in 2004 because of capital and tenant improvements placed in service since the beginning of the prior period and an increase in deferred leasing costs.
      Depreciation and amortization expense in the Total Company increased in 2004 as a result of the consolidation of certain properties and acquisitions and increases in the Same Store Portfolio, as explained above. The increases were partially offset by the partial sales of properties in 2003 and 2004.
Real Estate Taxes
      Real estate taxes increased in 2004 in the Same Store Portfolio because of an increase in estimated taxes at our properties located in California of approximately $16.9 million which was partially offset by lower real estate taxes as a result of lower tax assessments of our Boston properties of approximately $7.8 million. We anticipate real estate taxes to continue to fluctuate based on changes in property assessments and tax rates by the taxing authorities.
      Real estate taxes increased in 2004 in the Total Company as a result of the consolidation of certain properties and acquisitions and increases in the Same Store Portfolio as explained above. The increases were partially offset by the partial sales of properties in 2003 and 2004.

Property Operating Expenses
      Property operating expenses increased in 2004 in the Same Store Portfolio because of increases in utility expenses of approximately $15.7 million, repairs and maintenance expenses of approximately $7.0 million, and insurance expense of approximately $8.6 million. The increase was partially offset by a decrease in other property operating expense of approximately $6.1 million. The increase in utility expense was primarily due to general increases in rates charged by the utility suppliers and also from settlements of utility contracts in 2003, which had the effect of reducing utility expense in 2003. Repairs and maintenance increased primarily because we expanded our preventive maintenance program in 2004 in an effort to reduce future emergency repairs.
      Property operating expenses increased in 2004 in the Total Company because of the consolidation of certain properties and acquisitions and increases in the Same Store Portfolio as explained above. The increases were partially offset by the partial sales of properties in 2003 and 2004.
Ground Rent
      The increase in 2004 in ground rent for the Total Company was primarily caused by the consolidation of Concar (See Item 8 — Note 3).
General and Administrative Expenses
      The decrease in 2004 in general and administrative expense was caused by a decrease in consulting expenses of approximately $11.3 million relating to a project that ended in 2003.
Impairment
      The impairment charge in 2004 related to “non-core” assets and is discussed in detail in Item 8 — Note 7. The impairment charge recognized in 2003 related to an office property and is also further discussed in Item 8 — Note 7. For a listing of the impaired properties refer to Item 15 Schedule III.
Interest and Dividend Income
      Interest and dividend income decreased in 2004 in the Total Company primarily as a result of lower interest and dividends from various notes receivable and investments, which either matured or were redeemed during the period.
Realized Gain on Settlement of Derivatives and Sale of Marketable Securities
      The increase from the prior year in the Total Company was primarily due to the $24.0 million gain recorded in 2004 when we settled certain interest rate swaps. In 2004, we also recognized gains of approximately $2.3 million due to the disposition of our investment in shares of Capital Trust (this was a related party transaction, see Item 8 — Note 20) and approximately $2.4 million from the sale of other securities.
      The gain in 2003 was primarily from the sale of common stock received in connection with a lease termination in 2002.
Interest Expense
      Interest expense decreased in 2004 in the Same Store Portfolio because of mortgage debt repayments.
      Interest expense increased in the Total Company because of the consolidation of certain properties, which accounted for approximately $58.4 million of the increase, and the write-off of $5.3 million of unamortized loan costs in connection with the early redemption of certain unsecured notes. These increases were partially offset by a decrease in our weighted average interest rates resulting from having more floating rate debt than fixed rate debt outstanding as compared to the prior year. In addition, the interest rates on the unsecured notes issued in 2004 were lower than the interest rates on the debt repaid in 2004.

Income from Investments in Unconsolidated Joint Ventures
      Income from investments in unconsolidated joint ventures in the Same Store Portfolio decreased primarily because of reduced occupancy and lower average rental rates on new leases as compared to average rental rates on expiring leases. In addition, interest expense increased as a result of the refinancing of a property at a higher loan balance during 2003.
      Income from investments in unconsolidated joint ventures in the Total Company decreased primarily because of the consolidation of 1301 Avenue of the Americas, Key Center and Concar and decreases in the Same Store Portfolio as explained above. In 2003, the net income from these properties was included in income from investments in unconsolidated joint ventures. In addition, we sold our interest in Foundry Square IV and recognized a gain of approximately $7.1 million which was included in income from investments in unconsolidated joint ventures in 2003. This decrease was partially offset by the properties that were partially sold in 2003 and 2004 as they are now accounted for under the equity method.
Gain on Sales of Real Estate
      The gain in 2004 related to the partial sale of our interests in 1601 and 1700 Market Street located in Philadelphia, PA. The gain in 2003 related to the partial sale of our interests in 13 office properties. In accordance with FAS 144, the net income from these properties, which includes the gain on sale, is not classified as discontinued operations because we maintain an ongoing involvement with the operation of these properties.
Discontinued Operations
      The decrease in discontinued operations was a result of the loss of net income due to sales of properties and a lower net gain on the sale of properties in 2004 as compared to 2003. Discontinued operations in 2003 includes the net income of properties sold in 2003 and 2004, whereas the discontinued operations in 2004 only includes the net income of properties sold in 2004. See Item 8 — Note 5 for a summary of the results of operations of properties sold.
Cumulative Effect of a Change in Accounting Principle
      Under the provisions of FIN 46(R), we consolidated the assets, liabilities and results of operations of SunAmerica Center effective January 1, 2004, and recorded a cumulative effect of a change in accounting principle resulting in a loss of approximately $33.7 million. See Item 8 — Note 3.

Comparison of the year ended December 31, 2003 to the year ended December 31, 2002
      The table below represents selected operating information for the Total Company and for the Same Store Portfolio. The Same Store Portfolio consists of 647 consolidated office properties, 75 industrial properties and 22 unconsolidated joint venture properties acquired or placed in service on or prior to January 1, 2002. The Same Store Portfolio results below include the results of the 13 Office properties in which we sold partial interests (and entered into joint venture agreements) during the fourth quarter 2003 because these properties were sold on December 30, 2003.

	Total Company				Same Store Portfolio

			Change				Change

	2003	2002	$	%	2003	2002	$	%

	(Dollars in thousands)
Revenues:
Property operating revenues	$3,121,290	$3,277,661	$(156,371)	(4.8)%	$3,138,385	$3,323,859	$(185,474)	(5.6)%
Fee income	15,861	15,907	(46)	(0.3)	—	—	—	—

Total revenues	3,137,151	3,293,568	(156,417)	(4.7)	3,138,385	3,323,859	(185,474)	(5.6)

Expenses:
Depreciation and amortization	701,914	650,185	51,729	8.0	689,611	648,531	41,080	6.3
Real estate taxes	344,625	353,090	(8,465)	(2.4)	344,257	356,730	(12,473)	(3.5)
Property operating expenses	766,013	780,297	(14,284)	(1.8)	759,568	782,195	(22,627)	(2.9)
Ground rent	20,287	20,325	(38)	(0.2)	18,624	20,075	(1,451)	(7.2)
General and administrative(a)	62,479	65,790	(3,311)	(5.0)	—	—	—	—
Impairment	7,500	—	7,500	—	7,500	—	7,500	—

Total expenses	1,902,818	1,869,687	33,131	1.8	1,819,560	1,807,531	12,029	0.7

Operating income	1,234,333	1,423,881	(189,548)	(13.3)	1,318,825	1,516,328	(197,503)	(13.0)

Other income (expense):
Interest and dividend income	12,580	22,148	(9,568)	(43.2)	3,839	3,771	68	1.8
Realized gain on settlement of derivatives and sale of marketable securities	9,286	—	9,286	—	—	—	—	—
Interest expense(b)	(826,706)	(813,997)	(12,709)	1.6	(187,259)	(198,110)	10,851	(5.5)

Total other income (expense)	(804,840)	(791,849)	(12,991)	1.6	(183,420)	(194,339)	10,919	(5.6)

Income before income taxes, allocation to minority interests, income from investments in unconsolidated joint ventures and gain on sales of real estate	429,493	632,032	(202,539)	(32.0)	1,135,405	1,321,989	(186,584)	(14.1)
Income taxes	(5,388)	(9,101)	3,713	(40.8)	(911)	(1,999)	1,088	(54.4)
Minority interests:
EOP Partnership	(74,152)	(89,205)	15,053	(16.9)	—	—	—	—
Partially owned properties	(8,080)	(7,120)	(960)	13.5	(9,307)	(7,253)	(2,054)	28.3
Income from investments in unconsolidated joint ventures	79,882	106,852	(26,970)	(25.2)	53,131	68,630	(15,499)	(22.6)
Gain on sales of real estate	99,110	—	99,110	—	99,110	—	99,110	—

Income from continuing operations	520,865	633,458	(112,593)	(17.8)	1,277,428	1,381,367	(103,939)	(7.5)
Discontinued operations (including net gain on sales of real estate of $61,953 and $17,926, respectively)	134,197	136,757	(2,560)	(1.9)	—	—	—	—

Net income	$655,062	$770,215	$(115,153)	(15.0)%	$1,277,428	$1,381,367	$(103,939)	(7.5)%

	Total Company				Same Store Portfolio

			Change				Change

	2003	2002	$	%	2003	2002	$	%

	(Dollars in thousands)
Selected Items:
Property net operating income from continuing operations(c)	$2,010,652	$2,144,274	$(133,622)	(6.2)%	$2,034,560	$2,184,934	$(150,374)	(6.9)%

Deferred rental revenue	$71,866	$65,476	$6,390	9.8%	$70,298	$66,451	$3,847	5.8%

Lease termination fees	$62,199	$103,063	$(40,864)	(39.6)%	$62,110	$103,469	$(41,359)	(40.0)%

(a)	Corporate general and administrative expense is not allocated to the Same Store Portfolio because these expenses are not directly incurred in connection with any specific property.

(b)	Interest expense (including amortization of deferred financing costs and prepayment expenses) for the Same Store Portfolio represents interest expense on property secured mortgage debt and does not include interest expense on the unsecured notes or the line of credit.

(c)	Represents segment data. See Item 8 — Note 18.
Property Operating Revenues
      Property operating revenues in the Total Company decreased in 2003 primarily because of reduced occupancy in the Same Store Portfolio from 91.8% at January 1, 2002 to 86.5% at December 31, 2003, and a decrease in lease termination fees. A large portion of the decrease in occupancy was due to early lease terminations. In addition to the decline in occupancy, rental revenues declined as a result of lower average rental rates on new leases as compared to average rental rates on expiring leases.
Depreciation and Amortization
      Depreciation and amortization expense in the Total Company and the Same Store Portfolio increased in 2003 because of capital and tenant improvements placed in service since the beginning of the prior period and from an increase in deferred leasing costs.
Real Estate Taxes
      Real estate taxes decreased in 2003 in the Total Company and the Same Store Portfolio because of a decrease in real estate taxes at our properties located in the California region of approximately $11.5 million and in the Seattle region of approximately $2.8 million, partially offset by an increase in real estate taxes in the New York region of approximately $6.3 million.
Property Operating Expenses
      Property operating expenses in 2003 in the Same Store Portfolio, decreased primarily because of lower utility expenses of approximately $13.8 million and lower insurance expenses of approximately $11.0 million. Insurance expenses decreased primarily as a result of changes in our insurance program and favorable loss experience. In addition, repairs and maintenance expenses decreased by approximately $8.8 million primarily due to lower occupancy and the renegotiation of service contracts. Payroll expenses decreased by approximately $4.3 million due to staff reductions. These decreases in property operating expenses were partially offset by increases in property operating general and administrative expenses which include legal, advertising, leasing and payroll costs and by severance expense of approximately $5.4 million in 2003.
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
Impairment
      The impairment charge recognized in 2003 related to an office property and is further discussed in Item 8 — Note 7.
Interest and Dividend Income
      Interest and dividend income decreased in 2003 in the Total Company by approximately $9.6 million primarily as a result of lower interest and dividends from various notes receivable and investments, which either matured or were redeemed during the period.
Realized Gain on Settlement of Derivatives and Sale of Marketable Securities
      The gain in 2003 was primarily from the sale of common stock received in connection with a lease termination in 2002.
Interest Expense
      Interest expense decreased in 2003 in the Same Store Portfolio because of mortgage debt repayments.
      Interest expense increased in the Total Company primarily because of a $10.4 million decrease of capitalized interest related to several developments that were completed and placed into service.
Income Taxes
      Income taxes for the Total Company decreased because in 2002 we incurred approximately $5.0 million of income taxes as a result of a $40.0 million lease termination. (See “Income from Investments in Unconsolidated Joint Ventures” below).
Income from Investments in Unconsolidated Joint Ventures
      Income from investments in unconsolidated joint ventures decreased in the Total Company primarily because of a decrease in lease termination fees from approximately $46.4 million to approximately $3.7 million and a decrease in property operating revenues in the Same Store Portfolio, partially offset by a $2.3 million decrease in interest expense on variable rate mortgage debt in the Same Store Portfolio and by a development property placed in service during 2003. The decrease in property operating revenues in the Same Store Portfolio was primarily because of reduced occupancy and decreased average rental rates on new leases as compared to average rental rates on expiring leases.
Gain on Sales of Real Estate
      The gain in 2003 related to the partial sale of our interests in 13 office properties. In accordance with FAS 144, the net income from these properties, which includes the gain on sale, is not classified as discontinued operations because we maintain an ongoing involvement with the operation of these properties.
Discontinued Operations
      The decrease in discontinued operations was the net result of higher net gains on sales in 2003 as compared to 2002, offset by the loss of net income due to the sales. Discontinued operations in 2002 includes the net income of properties sold in 2002, 2003 and 2004, whereas the discontinued operations in 2003 only includes the net income of properties sold in 2003 and 2004. See Item 8 — Note 5 for a summary of the results of operations of properties sold.
Liquidity and Capital Resources
Liquidity
      Our net cash provided by operating activities is primarily dependent upon the occupancy level of our properties, the rental rates on our leases, the collectibility of rent from our tenants and the level of operating and other expenses. Our line of credit and our net cash provided by operating activities have been our primary sources of liquidity to fund our cash requirements which include capital improvements, tenant improvements and leasing costs for operating properties, as well as distributions to our shareholders and unitholders.
      A material adverse change in our net cash provided by operating activities may affect our ability to fund these items and may affect the financial performance covenants under our line of credit and unsecured notes. If we fail to meet our financial performance covenants and are unable to reach a satisfactory resolution with our lenders, the maturity dates for our unsecured notes could be accelerated, our line of credit could become unavailable to us and the interest charged on the line of credit could increase. Any of these circumstances could also adversely affect our ability to fund these items.
      Moodys, Standard & Poor’s and Fitch provide credit ratings on our unsecured notes and preferred stock. In July 2004, Moodys downgraded our credit ratings from Baa1 to Baa2 with a stable outlook. Standard & Poor’s and Fitch have retained our credit ratings at BBB+ with a stable outlook. If Standard & Poor’s or Fitch downgrades our credit ratings, the interest rate charged on our line of credit will increase. In addition, the interest rate associated with any future financings may be impacted if our credit ratings decline. A security rating is not a recommendation to buy, sell or hold securities and is subject to revision or withdrawal at any time by the assigning rating organization. Each rating should be evaluated independently of any other rating.
      In order to qualify as a REIT for federal income tax purposes, we must distribute an amount equal to at least 90% of our taxable income (excluding capital gains) to our shareholders. We currently distribute amounts attributable to capital gains to our shareholders; however, these amounts can be retained by us and taxed at the corporate tax rate. Accordingly, we currently intend, although we are not legally obligated, to continue to make regular quarterly distributions to holders of our common and preferred shares, at least at the level required to maintain our REIT status. The declaration of distributions on capital shares is at the discretion of the Board of Trustees, which decision is made quarterly by the Board of Trustees based on then prevailing circumstances.
      Lower occupancy levels, reduced rental rates, and reduced revenues as a result of asset sales have had the effect of reducing our net cash provided by operating activities. In addition, our tenant improvement and leasing costs have increased as compared to historical levels due to competitive market conditions for new and renewal leases. During the year ended December 31, 2004, our net cash provided by operating activities was insufficient to pay all our cash requirements including capital improvements, tenant improvement and leasing costs and distributions to our shareholders and unitholders. We funded this shortfall primarily with proceeds from financing activities.
      If our net cash from operating activities and tenant improvement and leasing costs continue at these levels, and if our Board of Trustees continues to declare distributions on our Common Shares at current levels, we expect that such shortfall will continue in 2005 and that we will need to cover the shortfall with proceeds from financing activities and asset sales.
      As of December 31, 2004, we had approximately $1.8 billion of secured and unsecured debt maturing in 2005, which excludes scheduled principal payments prior to maturity. Should our Board of Trustees continue to declare distributions at current levels, we will not be able to retain sufficient cash to repay all of our debt as it comes due using only cash from operating activities and we will be required to repay most of our maturing debt with proceeds from asset sales and debt offerings.

      We believe that net cash provided by operating activities, draws under our line of credit, proceeds from other financing sources that we expect to be available to us and proceeds from asset sales will together provide sufficient liquidity to meet our cash needs during 2005, although there can be no assurance that such financing at acceptable terms will be available to us.
Distributions
      In 2004, the Board of Trustees declared distributions on the preferred shares as reflected below:

	Annualized	2004 Distributions
Security	Distribution Per Share	(Dollars in thousands)

Series B Preferred Shares	$2.625	$15,724
Series C Preferred Shares(a)	$2.15625	$164
Series G Preferred Shares	$1.9375	$16,469

(a)	The Series C Preferred Shares were redeemed in January 2004.
      The Board of Trustees also declared distributions on Common Shares for each quarter in 2004 at $.50 per Common Share.
Contractual Obligations
      As of December 31, 2004, we were subject to certain material contractual payment obligations as described in the table below. We were not subject to any material capital lease obligations or unconditional purchase obligations as of December 31, 2004.

	Payments Due by Period

	Total	2005	2006	2007	2008	2009	Thereafter

	(Dollars in thousands)
Mortgage debt(1)	$2,622,750	$1,099,649	$286,130	$239,745	$134,964	$563,308	$298,954
Unsecured notes(2)	9,690,754	675,000	652,924	977,010	475,294	850,430	6,060,096
Line of Credit	548,000	—	548,000	—	—	—	—
Series B Preferred Shares	299,500	—	—	—	299,500	—	—
Share of mortgage debt of unconsolidated joint ventures	361,032	31,770	52,283	4,069	18,691	11,721	242,498
Operating lease obligations	1,445,529	22,782	22,641	22,481	22,643	22,712	1,332,270
Share of ground leases of unconsolidated joint ventures	34,418	564	564	564	564	564	31,598

Total Contractual Obligations	$15,001,983	$1,829,765	$1,562,542	$1,243,869	$951,656	$1,448,735	$7,965,416

(1)	Balance excludes a net unamortized discount of $13.7 million.
(2) Balance excludes a net unamortized discount of $38.4 million.

Fixed-to-Floating Interest Rate Swaps
      See Item 8 — Note 12 for information on fixed-to-floating interest rate swaps.

Energy Contracts
      In an ongoing effort to control energy costs, from time to time we enter into contracts for the purchase of gas or electricity for properties in states which have deregulated energy markets. Typically, the terms of the contracts range from of one to five years. Although all or a portion of the commodity price under these contracts is generally fixed, the amounts actually expended under these contracts will vary in accordance with actual energy usage or the timing of energy usage during the period. As a result, the amounts to be expended under these contracts are difficult to predict. Our failure to purchase the amount of energy for which we have contractual commitments could result in penalties, depending on market conditions, some of which could be material.

Off-Balance Sheet Arrangements
      We do not have any off-balance sheet arrangements with any unconsolidated investments or joint ventures that we believe have or are reasonably likely to have a material effect on our financial condition, results of operations, liquidity or capital resources.
Debt Financing

Consolidated Debt
      The table below summarizes our consolidated mortgage debt, unsecured notes and line of credit indebtedness at December 31, 2004 and 2003.

	December 31,

	2004	2003

	(Dollars in thousands)
Balance
Fixed rate:
Mortgage debt(a)	$2,502,871	$2,279,889
Unsecured notes(b)	8,439,016	8,828,912

Total fixed rate debt	10,941,887	11,108,801

Variable rate:
Mortgage debt(a)	106,196	36,000
Unsecured notes and line of credit(b)	1,761,376	334,000

Total variable rate debt	1,867,572	370,000

Total	$12,809,459	$11,478,801

Percent of total debt
Fixed rate	85.4%	96.8%
Variable rate(c)	14.6%	3.2%

Total	100.0%	100.0%

Effective interest rate at end of period
Fixed rate:
Mortgage debt	7.80%	7.72%
Unsecured notes	6.87%	6.95%

Effective interest rate	7.09%	7.11%

Variable rate:
Mortgage debt	5.53%	1.72%
Unsecured notes and line of credit	3.75%	1.95%

Effective interest rate	3.85%	1.93%

Total	6.61%	6.94%

(a)	The increase in total mortgage debt of approximately $293.2 million from December 31, 2003 to December 31, 2004 was primarily due to the consolidation of SunAmerica Center and 1301 Avenue of the Americas. These two properties were encumbered by approximately $737.5 million of mortgage debt when they were consolidated. This increase was partially offset by $444.3 million of repayments.

(b)	The increase in unsecured notes and line of credit was due to the issuance of $2.1 billion of new notes and $214.0 million of net borrowings on the line of credit. These increases were partially offset by $1.2 billion of note repayments and additional discounts on the notes primarily due to mark-to-market adjustments on fair value interest rate swaps.

(c)	The variable rate debt as of December 31, 2004 includes $1.0 billion of fixed rate unsecured notes that were converted to a variable rate based on LIBOR plus 122 basis points through several interest rate swap agreements entered into in March 2004. The interest rates for the remaining variable rate debt are based on various spreads over LIBOR.

Unconsolidated Joint Venture Mortgage Debt
      Our share of unconsolidated joint venture mortgage debt was approximately $361.0 million and $797.3 million at December 31, 2004 and December 31, 2003, respectively. The decrease of approximately $436.3 million was primarily due to the consolidation of 1301 Avenue of the Americas of which our share of the mortgage debt was approximately $451.3 million.
      The instruments encumbering the properties restrict title transfer of the respective properties subject to the terms of the mortgage, prohibit additional liens, require payment of real estate taxes on the properties, require maintenance of the properties in good condition, require maintenance of insurance on the properties and include a requirement to obtain lender consent to enter into material tenant leases.

Line of Credit
      We have a $1.0 billion revolving credit facility that was obtained in May 2003 and matures in May 2006. As of December 31, 2004, $548.0 million was outstanding under this facility. The line of credit bears interest at LIBOR plus 60 basis points, but would increase in the event of an adverse change in our credit ratings from Standard & Poor’s or Fitch. The line of credit has an annual facility fee of 20 basis points payable quarterly. In addition, a competitive bid option, whereby the lenders participating in the credit facility may bid on the interest to be charged resulting in an interest rate lower than LIBOR plus 60 basis points, is available for up to $350 million of the borrowings under the credit facility. The effective rate on the line of credit at December 31, 2004 was approximately 3.25%.
      We utilize our line of credit, together with net cash provided by operating activities, to fund capital improvements, tenant improvement and leasing costs, distributions to our shareholders and unitholders, financing and investing activities and for other general working capital purposes. As a result of the nature and timing of the draws, the outstanding balance on our line of credit is subject to ongoing fluctuation and amounts outstanding under the line of credit may from time to time be significant. For example, during 2004 the amount of indebtedness outstanding under the line of credit ranged from $0 to $1.0 billion, with a balance of $548.0 million as of December 31, 2004. We consider all such borrowings to be in the ordinary course of our business and would expect similar fluctuations in the outstanding balance under the line of credit during 2005.

Bridge Revolving Credit Facility
      In December 2003, we obtained a $1.0 billion 364-day credit facility which bore interest at LIBOR plus 65 basis points and had an annual facility fee of $1.5 million payable quarterly. The 364-day credit facility was terminated in March 2004.
      In July 2004, we obtained a $500 million 364-day bridge revolving credit facility. The credit facility bore interest at LIBOR plus 65 basis points and had an annual facility fee of 15 basis points. Amounts borrowed under the facility are required to be repaid with certain cash proceeds from property sales and any cash proceeds from debt and equity offerings. This facility was terminated in October 2004 following our $1.0 billion unsecured notes offering.

Unsecured Notes
      The table below summarizes the unsecured notes outstanding as of December 31, 2004:

	Coupon	Effective	Principal
Original Term	Rate	Rate(a)	Balance	Maturity Date

	(Dollars in thousands)
Fixed interest rate:
8 Years	6.88%	6.40%	$125,000	02/01/05
7 Years	6.63%	4.99%	400,000	02/15/05
7 Years	8.00%	6.49%	100,000	07/19/05
8 Years	7.36%	7.69%	50,000	09/01/05
6 Years	8.38%	7.65%	500,000	03/15/06
9 Years	7.44%	7.74%	50,000	09/01/06
10 Years	7.13%	6.74%	100,000	12/01/06
9 Years	7.00%	6.80%	1,500	02/02/07
9 Years	6.88%	6.83%	25,000	04/30/07
9 Years	6.76%	6.76%	300,000	06/15/07
10 Years	7.41%	7.70%	50,000	09/01/07
7 Years	7.75%	7.91%	600,000	11/15/07
10 Years	6.75%	6.97%	150,000	01/15/08
10 Years	6.75%	7.01%	300,000	02/15/08
10 Years	6.80%	6.94%	500,000	01/15/09
10 Years	7.25%	7.14%	200,000	05/01/09
11 Years	7.13%	6.97%	150,000	07/01/09
10 Years	8.10%	8.22%	360,000	08/01/10
6 Years	4.65%	4.81%	800,000	10/01/10
10 Years	7.65%	7.20%	200,000	12/15/10
10 Years	7.00%	6.83%	1,100,000	07/15/11
10 Years	6.75%	7.02%	500,000	02/15/12
10 Years	5.88%	5.98%	500,000	01/15/13
20 Years	7.88%	8.08%	25,000	12/01/16
20 Years	7.35%	8.08%	200,000	12/01/17
20 Years	7.25%	7.54%	250,000	02/15/18
30 Years	7.50%	8.24%	150,000	10/01/27
30 Years	7.25%	7.31%	225,000	06/15/28
30 Years	7.50%	7.55%	200,000	04/19/29
30 Years	7.88%	7.94%	300,000	07/15/31
EOP InterNotes(b)	4.31%	4.55%	34,254	11/15/06 - 01/15/11

Total/Weighted Average Unsecured Fixed Rate Notes	6.94%	6.87%	8,445,754

Variable-interest rate:
6 Years	2.64%	2.77%	200,000	10/01/10
10 Years(c)	4.75%	4.25%	1,000,000	03/15/14

	Coupon		Effective		Principal
Original Term	Rate		Rate(a)		Balance	Maturity Date

	(Dollars in thousands)
10 Years	3.16%		3.26%		45,000	05/27/14

Total/Weighted Average Unsecured Variable Rate Notes	4.35	% 6.60%	3.98	% 6.50%	1,245,000 9,690,754
Total/Weighted Average					(38,362)
Net discount					$9,652,392
Total

(a)	Includes the effect of settled and outstanding interest rate protection and interest rate swap agreements, offering and transaction costs and premiums and discounts on certain unsecured notes.

(b)	The rates shown are weighted average rates. The coupon rates on the EOP InterNotes range from 3.30% to 5.25%. Including all offering expenses, the effective rates of the EOP InterNotes range from 3.61% to 5.46%.

(c)	In March 2004, we entered into several interest rate swap agreements that effectively converted these notes to a variable interest rate based on the 6-month LIBOR rate.
      As of February 28, 2005, approximately $2.1 billion was available for issuance under two previously filed shelf registration statements totaling $7.0 billion.

Restrictions and Covenants under Unsecured Indebtedness
      The terms of our line of credit and unsecured notes contain various financial covenants which require satisfaction of certain ratios including total debt-to-total assets, secured debt-to-total assets, debt service coverage ratios, unencumbered asset to unsecured debt as well as other limitations. As of December 31, 2004, we believe we were in compliance with each of these financial covenants. If we fail to comply with any of these covenants, then the indebtedness could become due and payable before its stated due date.
      Set forth below are the financial covenants to which we are subject under our unsecured note indentures and our performance under each covenant as of December 31, 2004:

Covenants(a) (in each case as defined in the respective indenture)	Actual Performance

Debt to Adjusted Total Assets may not be greater than 60%	49%
Secured Debt to Adjusted Total Assets may not be greater than 40%	11%
Consolidated Income Available for Debt Service to Annual Debt Service Charge may not be less than 1.50:1	2.4
Total Unencumbered Assets to Unsecured Debt may not be less than 150%(a)	204%

(a)	The unsecured notes we assumed in the merger with Spieker Partnership, of which approximately $1.4 billion are outstanding at December 31, 2004, are subject to a minimum ratio of 165%.

Equity Securities
      The following table presents the changes in our issued and outstanding Common Shares and EOP Partnership’s Units (exclusive of Units owned by us) since December 31, 2003:

	Common Shares	Units	Total

Outstanding at December 31, 2003	400,460,388	49,032,230	449,492,618
Share options exercised	2,489,462	—	2,489,462
Common Shares repurchased/retired(a)	(1,413,230)	—	(1,413,230)
Units redeemed for Common Shares, cash and other	1,390,129	(1,539,459)	(149,330)
Units issued(b)	—	1,930	1,930
Restricted shares and share awards issued, net of cancellations	915,692	—	915,692

Outstanding at December 31, 2004	403,842,441	47,494,701	451,337,142

(a)	In July 2002, we announced a Common Share repurchase program allowing for the repurchase of up to $200 million of Common Shares in the open market or privately-negotiated transactions. This amount was later increased to $1.1 billion. Common Shares repurchased to fund employee benefit programs are not considered part of the repurchase program. During the year ended December 31, 2004, 1,413,230 Common Shares were repurchased at an average price of $26.19 for approximately $37.0 million in the aggregate. An additional 25,728 Common Shares were repurchased during December 2004 at an average price of $29.63 for approximately $0.8 million, but were not yet retired as of December 31, 2004 and are still outstanding. Since the inception of the program in 2002, approximately 23.6 million Common Shares have been repurchased at an average price of $25.37 for approximately $598.1 million.

(b)	During 2004, we issued Units in connection with the purchase of a partner’s interest in the 500 Orange office property. The total value of the Units was approximately $50,000.
Market Risk

Qualitative Information About Market Risk
      Our future earnings, cash flows and fair values relevant to financial instruments depend upon prevalent market rates for those financial instruments. Market risk is the risk of loss from adverse changes in market prices and interest rates. We manage our market risk by matching projected cash inflows from operating, investing and financing activities with projected cash outflows to fund debt service, acquisitions, capital expenditures, distributions to shareholders and other cash requirements. The majority of our outstanding debt obligations (maturing at various times through 2031) have fixed interest rates which limit the risk of fluctuating interest rates. We utilize certain derivative financial instruments at times to limit interest rate risk. Interest rate protection and swap agreements are used to convert fixed rate debt to a variable rate basis, to hedge anticipated financing transactions, or convert variable rate debt to a fixed rate basis. Derivatives are used for hedging purposes rather than speculation. We do not enter into financial instruments for trading purposes.
          Quantitative Information About Market Risk

Interest Rate Risk
      The table below discloses the effect of hypothetical changes in market rates of interest on interest expense for variable rate debt and the fair value of total outstanding debt. Interest risk amounts were determined by considering the impact of hypothetical interest rates on our debt. This analysis does not reflect the impact that a changing interest rate environment could have on the overall level of economic activity. Further, in the event of a changing interest rate environment, management would likely take actions to further mitigate its exposure to the change. However, due to the uncertainty of the specific actions that would be taken and their possible effects, this analysis assumes no change in our financial structure.

						(Decrease)/
		Increase/		(Decrease)/		Increase
	Hypothetical change in	(Decrease)		Increase Net		Fair Value
As of	market rates of interest	Interest Expense		Income		of Total Debt(a)

December 31, 2004	+10% or 27 basis points	$5.1	million	$(5.1)	million	$(258)	million
	-10% or 27 basis points	$(5.1)	million	$5.1	million	$272	million
December 31, 2003	+10% or 12 basis points	$0.4	million	$(0.4)	million	$(213)	million
	-10% or 12 basis points	$(0.4)	million	$0.4	million	$223	million

(a)	As of December 31, 2004 and 2003, the fair value of our fixed-rate debt was approximately $1.1 billion and $1.3 billion higher than the book value of approximately $10.9 billion and $11.1 billion, respectively, primarily due to the general decrease in market interest rates on secured and unsecured debt.

Interest Rate Risk — Forward-Starting and Fixed-to-Floating Interest Rate Swaps
      As of December 31, 2003, we had $1.3 billion of forward-starting interest rate swaps outstanding, which were all settled during the six months ended June 30, 2004. In March 2004, in conjunction with a $1.0 billion debt offering, we settled $800 million of forward-starting interest rate swaps that were outstanding as of December 31, 2003. In May 2004 we settled $500 million notional amount of forward-starting interest rate swaps and recognized a gain of approximately $24.0 million. The swaps were entered into in 2003 to hedge an unsecured note offering that was expected to take place in June 2004, but did not occur. As of December 31, 2003, the fair value of these swaps represented a net liability to us of approximately $10.4 million (approximately $11.1 million is recorded in other assets and $21.5 million is recorded in other liabilities.) The market value of the forward-starting interest rate swaps is dependent upon existing market interest rates and swap spreads, which change over time. If the market interest rates were 50 basis points higher, the value of the swaps would have been an asset of approximately $41.4 million at December 31, 2003. If the market interest rates were 50 basis points lower, our liability under these swaps would have been approximately $65.0 million at December 31, 2003.
      In March 2004, we entered into $1.0 billion of fixed-to-floating interest rate swap agreements to hedge the $1.0 billion of unsecured notes also issued in March 2004. As of December 31, 2004, the fair value of these swaps represented a liability to us of approximately $29.5 million and is classified in other liabilities. If the market interest rates were 50 basis points higher, our liability under these swaps would have been approximately $67.5 million at December 31, 2004. If the market interest rates were 50 basis points lower, the value of these swaps would have been an asset of approximately $10.1 million at December 31, 2004.
      See Item 8 — Note 12 for information on our forward-starting and fixed-to-floating interest rate swaps.
Capital Improvements, Tenant Improvements and Leasing Costs

Capital Improvements
      Significant renovations and improvements, which improve or extend the useful life of our Properties are capitalized. We categorize these capital expenditures as follows:

•	Capital Improvements — costs for improvements that enhance the value of the property such as lobby renovations, roof replacement, significant renovations for Americans with Disabilities Act compliance, chiller replacement and elevator upgrades.

•	Development and Redevelopment Costs — costs associated with the development or redevelopment of a property including tenant improvements, leasing commissions, capitalized interest and operating costs incurred during completion of the property and incurred while the property is made ready for its intended use.

      The table below shows the costs incurred for each type of improvement.

	For the years ended December 31,

	2004		2003		2002

		Unconsolidated		Unconsolidated		Unconsolidated
	Consolidated	Properties	Consolidated	Properties	Consolidated	Properties
	Properties	(our share)	Properties	(our share)	Properties	(our share)

	(Dollars in thousands)
Capital Improvements:
Capital improvements	$70,594	$6,387	$64,052	$9,222	$46,662	$4,544
Development costs	50,815	—	96,736	5,538	92,214	110,244
Redevelopment costs(a)(b)	787	—	8,391	—	32,976	—

Total capital improvements	$122,196	$6,387	$169,179	$14,760	$171,852	$114,788

(a)	Properties included in redevelopment costs for 2003 are Tabor Center, Polk and Taylor Buildings and Worldwide Plaza (amenities area).

(b)	Properties included in redevelopment costs for 2002 are 500-600 City Parkway, Tabor Center, Polk and Taylor Buildings and Worldwide Plaza (amenities area).

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

	For the years ended December 31,

	2004			2003			2002

			Total Cost			Total Cost			Total Cost
			per Square			per Square			per Square
	Total Costs		Foot Leased	Total Costs		Foot Leased	Total Costs		Foot Leased

	(Dollars in thousands except per square foot amounts)
Consolidated Properties:
Office Properties:
Renewals	$97,214		$11.62	$128,673		$13.07	$69,710		$8.14
Retenanted	259,506		23.45	248,364		24.31	183,231		18.43

Total/ Weighted Average	$356,720		$18.36	$377,037		$18.79	$252,941		$13.67

Industrial Properties:
Renewals	$1,623		$2.24	$1,153		$3.10	$2,540		$2.13
Retenanted	2,961		5.96	2,213		3.78	1,153		3.66

Total/ Weighted Average	$4,584		$3.75	$3,366		$3.51	$3,693		$2.45

Unconsolidated Joint Ventures:
Renewals	$12,330	(a)	$21.95	$17,936	(a)	$24.09	$2,203	(a)	$7.80
Retenanted	12,576	(a)	30.65	8,026	(a)	23.21	4,265	(a)	14.07

Total/ Weighted Average	$24,906	(a)	$25.62	$25,962	(a)	$23.81	$6,468	(a)	$11.05

Total Properties (renewals and retenanted combined):
Office (consolidated and unconsolidated)	$381,626		$18.70	$402,999		$19.05	$259,409		$13.59
Industrial	4,584		3.75	3,366		3.51	3,693		2.45

Total/ Weighted Average	$386,210		$17.86	$406,365		$18.38	$263,102		$12.77

(a)	Represents our share of unconsolidated joint venture tenant improvements and leasing costs for office properties.
      Tenant improvement and leasing costs in 2004 and in 2003 were higher than historical levels due to competitive market conditions for new and renewal leases. These higher tenant improvements and leasing costs contributed to a decrease in net effective rents (contract rents reduced by tenant improvement costs, leasing commissions and any rent concessions) for lease renewals and retenanted properties.
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

	For the years ended December 31,

	2004	2003	2002

	(Dollars in thousands)
Capital Improvements	$70,594	$64,052	$46,662
Tenant Improvements and Leasing Costs:
Office Properties	356,720	377,037	252,941
Industrial Properties	4,584	3,366	3,693
Expenditures for corporate furniture, fixtures and equipment, software, leasehold improvements and other	10,726	32,397	5,251

Subtotal	442,624	476,852	308,547
Development costs	50,815	96,736	92,214
Redevelopment costs	787	8,391	32,976
Timing differences	82,038	(4,399)	(93)

Total capital improvements, tenant improvements and leasing costs	$576,264	$577,580	$433,644

Capital and tenant improvements from consolidated statement of cash flows	$453,227	$438,601	$328,930
Lease commissions and other costs from consolidated statement of cash flows	123,037	138,979	104,714

Total capital improvements, tenant improvements and leasing costs as disclosed on the consolidated statement of cash flows	$576,264	$577,580	$433,644

Developments
      We directly own one property under development. This development is funded by working capital and our line of credit. Specifically identifiable direct acquisition, development and construction costs were capitalized, including salaries and related costs, real estate taxes and interest incurred in developing the property. All figures stated below are as of December 31, 2004.

					Costs	Total	Current
	Placed in		Number of	Square	Incurred	Estimated	Percentage
	Service Date(a)	Location	Buildings	Feet	To Date	Costs(b)	Leased

(Dollars in thousands)
Cambridge Science Center	2Q/2004	Cambridge, MA	1	131,000	$40,492	$54,900	39%

(a)	The Placed in Service Date represents the date the certificate of occupancy was obtained. Subsequent to obtaining the certificate of occupancy, the property is expected to undergo a lease-up period.

(b)	The Total Estimated Costs represent 100% of the development’s estimated costs, including the acquisition cost of the land and building, if any. The Total Estimated Costs are subject to change upon, or prior to, the completion of the development and include amounts required to lease the property.
      In addition to the developments described above, we own various undeveloped land parcels on which office space could be built. These various sites include, among others: Russia Wharf, Boston, MA; Reston Town Center, Reston, VA; Dulles Station, Herndon, VA; Prominence in Buckhead, Atlanta, GA; Perimeter Center, Atlanta, GA; Tabor Center, Denver, CO; Bridge Pointe Corporate Centre, San Diego, CA; La Jolla Centre, San Diego, CA; Orange Center, Orange, CA; Skyport Plaza, San Jose, CA; Foundry Square, San Francisco, CA; San Rafael Corporate Center, San Rafael, CA; Station Landing, Walnut Creek, CA; Parkshore Plaza, Folsom, CA; City Center Bellevue, Bellevue, WA; and 8th Street, Bellevue, WA.

      There are no unconsolidated joint venture properties under development as of December 31, 2004.

Inflation
      Substantially all of our office leases require the tenant to pay, as additional rent, all or a portion of real estate taxes and operating expenses. In addition, many of our office leases provide for fixed increases in base rent or escalations indexed to the Consumer Price Index or other measures. We believe that a significant portion of increases in property operating expenses will be offset, in part, by expense reimbursements and contractual rent increases described above.

Cash Flows
      The table below summarizes the changes in our cash and cash equivalents as a result of operating, investing and financing activities for the last three years:

	For the years ended December 31,

	2004	2003	2002

	(Dollars in thousands)
Cash and cash equivalents at the beginning of the period	$69,398	$58,471	$61,121
Net cash provided by operating activities	1,207,967	1,219,571	1,520,702
Net cash (used for) provided by investing activities	(702,153)	628,041	(41,683)
Net cash (used for) financing activities	(468,086)	(1,836,685)	(1,481,669)

Cash and cash equivalents at the end of the period	$107,126	$69,398	$58,471

Operating Activities
      Cash flows from operations depend primarily on cash generated from lease payments from tenants in our properties. The decrease in net cash provided by operating activities is primarily attributable to lower occupancy levels, reduced rental rates and reduced revenues as a result of asset sales.

Investing Activities
      Net cash used for and provided by investing activities reflects the net impact of acquisitions and dispositions of properties, investments in and distributions from our unconsolidated joint ventures (including our acquisition of a 50% interest in Colorado Center in 2004 for approximately $220.8 million), and expenditures for capital improvements, tenant improvements and lease costs. In addition, we received approximately $32.1 million from the sale of shares of Capital Trust in 2004. We also have received amounts released from escrow deposits primarily from property disposition proceeds.

Financing Activities
      Net cash used for financing activities generally includes cash provided by or used for debt transactions, distributions to our common and preferred shareholders and repurchases of our securities.
Additional Items for 2004

Developments in Process
      Developments in process decreased approximately $34.7 million to $40.5 million at December 31, 2004 compared to $75.2 million at December 31, 2003. This decrease was a result of placing two developments in service and was partially offset by $8.9 million of additional costs related to Cambridge Science Center. The developments placed in service were Douglas Corporate Center II with total costs incurred at December 31, 2003 of approximately $13.6 million and Kruse Woods V with total costs incurred at December 31, 2003 of approximately $30.0 million.

Investment in Real Estate Held for Sale, Net of Accumulated Depreciation
      Northland Plaza, an office property with approximately 296,967 square feet located in Bloomington, Minnesota, was considered held for sale as of December 31, 2004 pursuant to FAS 144. We recognized approximately $2.1 million to write-down the carrying value of the property to its fair value less costs to sell (determined based on the sales price and estimated transaction costs). The property’s net income and the provision for loss is included in discontinued operations. This office property was sold in January 2005 (see Item 8 — Note 24).

Deferred Rent Receivable
      Deferred rent receivable increased by approximately $98.9 million to $478.2 million at December 31, 2004 compared to $379.3 million at December 31, 2003. This increase was a result of a $78.1 million increase in receivables recorded from tenants for the current difference between the straight-line rent and the rent that is contractually due from tenants, a $5.4 million increase related to the consolidation of SunAmerica Center (in accordance with FIN 46(R)) and a $15.4 million increase related to the consolidation of the 1301 Avenue of the Americas office building after we acquired the remaining economic interest in the joint venture.

Escrow Deposits and Restricted Cash
      Escrow deposits and restricted cash decreased approximately $26.4 million to $48.8 million at December 31, 2004 compared to $75.2 million at December 31, 2003. This decrease was primarily due to the release of escrow funds relating to property sales of approximately $50.0 million, partially offset by an escrow deposit of approximately $17.7 million resulting from the acquisition and consolidation of the remaining interest in 1301 Avenue of the Americas.

Investments in Unconsolidated Joint Ventures
      Investments in unconsolidated joint ventures decreased by approximately $10.1 million to $1,117.1 million at December 31, 2004 compared to $1,127.2 million at December 31, 2003. This decrease was caused by several transactions during 2004 including the consolidation of 1301 Avenue of the Americas office building of approximately $157.7 million, the consolidation of Concar of approximately $54.7 million, partially offset by the acquisition of Colorado Center for $220.8 million.

Deferred Leasing Costs and Other Related Intangibles
      Deferred leasing costs and other related intangibles increased approximately $136.1 million to $450.6 million at December 31, 2004 compared to $314.6 million at December 31, 2003. This increase was primarily a result of leasing costs incurred during 2004 for new and renewal leases of $123.0 million, deferred leasing costs recorded in accordance with FAS 141 of $85.3 million and additional lease costs recorded due to consolidation of 1301 Avenue of the Americas, SunAmerica and Concar totaling approximately $17.8 million, offset by amortization expense of $83.2 million.

Prepaid Expenses and Other Assets
      Prepaid expenses and other assets decreased by approximately $152.9 million to $192.0 million at December 31, 2004 compared to $344.9 million at December 31, 2003. This decrease was primarily a result of an $82.2 million note receivable related to the SunAmerica Center whose assets, liabilities, and results of operations were consolidated in 2004, a $21.7 million decrease in prepaid expenses, the sale of our $6.9 million investment in Four Oaks, the sale of our $30.0 million investment in shares of Capital Trust and an $11.1 million decrease in the market value of the forward-starting interest rate swaps.
          Other Liabilities
      Other liabilities increased by approximately $86.1 million to approximately $484.4 million at December 31, 2004 compared to $398.3 million at December 31, 2003. This increase was primarily due to the consolidation of the SunAmerica property pursuant to FIN 46(R) and its related mezzanine debt of approximately $52.7 million.
          Preferred Shares
      Preferred shares decreased by approximately $114.1 million due to the redemption of the Series C Preferred Shares in the first quarter 2004.
Critical Accounting Policies and Estimates
      Our significant accounting policies are described in Note 2 to the consolidated financial statements included in Item 8 of this Form 10-K. We believe our most critical accounting policies include allowance for doubtful accounts, impairment of long-lived assets, depreciation and amortization, and the fair value of financial instruments including derivative instruments, each of which we discuss below.
Allowance for Doubtful Accounts
      Rental revenue from our tenants is our principal source of revenue and is recognized in accordance with GAAP based on the contractual terms of the leases. We monitor the collectibility of accounts receivable from our tenants on an on-going basis. Based on this analysis, historical experience and the current economic environment, we establish provisions, and maintain an allowance for doubtful accounts for estimated losses resulting from the possible inability of our tenants to make required rent payments to us. An allowance for doubtful accounts is recorded during each period and the associated bad debt expense is netted against rental revenue in our consolidated statements of operations. The allowance for doubtful accounts, which represents the cumulative allowances less write-offs of uncollectible rent, is netted against tenant and other receivables and deferred rent receivable on our consolidated balance sheets.
      As a result of the slowdown in economic activity, we have continued to experience uncollectible receivables, although at lower levels than prior periods, relating to tenants in bankruptcy or tenants experiencing financial difficulty. If we incorrectly estimate the required allowance for doubtful accounts, our financial condition and results of operations could be adversely affected. Below is our bad debt expense from continuing operations for each of the three years in the period ended December 31, 2004.

	For the years ended December 31,

	2004	2003	2002

	(Dollars in thousands)
Bad debt expense	$5,264	$12,400	$27,066
Property operating revenues	$3,195,851	$3,137,151	$3,293,568
Bad debt expense as a percentage of property operating revenues	0.16%	0.40%	0.82%

Impairment of Long-Lived Assets
      We review our long-lived assets for potential impairment in accordance with Statement of Financial Accounting Standards No. 144, Accounting for the Impairment and Disposal of Long-Lived Assets (“FAS 144”). Under FAS 144, an impairment loss must be recognized when the carrying value of a long-lived asset is not recoverable. The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. If it is determined that a permanent impairment of a long-lived asset has occurred, the carrying value of the asset is reduced to its fair value and an impairment loss is recognized for the difference between the carrying value and the fair value.
      Our estimate of the expected future cash flows used in testing for impairment is highly subjective and based on, among other things, our estimates regarding current and future market conditions, rental rates, occupancy levels, costs of tenant improvements, leasing commissions and other tenant concessions, assumptions regarding the residual value of our properties at the end of our anticipated holding period and the length of our anticipated holding period. These assumptions could differ materially from actual results in future periods. If our strategy changes or if market conditions otherwise dictate an earlier sale date, an impairment loss could be recognized and such loss could be material.
      During 2004, we recorded a non-cash impairment charge of approximately $229.2 million on 46 non-core assets comprising approximately 2.8 million square feet. During 2003, we recognized an impairment of approximately $7.5 million on an office property. There were no impairments in 2002. See Item 8 — Note 7.

Depreciation and Amortization
      Statement of Financial Accounting Standards No. 141 Business Combinations (“FAS 141”) was effective for business combinations initiated on or after July 1, 2001. Depreciation expense on Properties acquired prior to July 1, 2001 is computed using the straight-line method based on an estimated useful life of approximately 40 years. A significant portion of the acquisition cost of each property was allocated to building (usually 85% to 90% unless the property was subject to a ground lease in which case 100% of the acquisition cost was allocated to building). Depreciation expense on properties acquired subsequent to the effective date of FAS 141 is based on the allocation of the acquisition cost to land, building, tenant improvements and intangibles and the determination of their useful lives are based on management’s estimates. If we do not appropriately allocate to these components or we incorrectly estimate the useful lives of these components, our computation of depreciation and amortization expense may not appropriately reflect the actual impact of these costs over future periods, which will affect net income.

Fair Value of Financial Instruments
      We are required to determine periodically the fair value of our mortgage debt and unsecured notes for disclosure purposes. In the determination of these fair values, we use internally developed models that are based on our estimates of current market conditions. We calculate the net present value of the difference between future contractual interest payments and future interest payments based on a current market rate. We determine the current market rate by adding an estimated credit spread to the quoted yields on federal government debt securities with similar maturity dates to our own debt. The credit spread estimates are based on our historical experience in obtaining either secured or unsecured financing and current market conditions.
      In accordance with FAS 133, the carrying values of interest rate swaps, as well as the underlying hedged liability, if applicable, are reflected at their fair value. We rely on quotations from a third party to determine these fair values. Derivatives that are not hedges are adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of the derivative are either offset against the change in the fair value of the hedged liability through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative’s change in fair value is immediately recognized in earnings.
      Because the valuations of our financial instruments are based on estimates, the fair value may change if our estimates are inaccurate. For the effect of hypothetical changes in market interest rates on interest expense for variable rate debt, the fair value of total outstanding debt and our interest rate swaps, see the Market Risk section.
Impact of New Accounting Standards and Accounting Standards Recently Adopted

Accounting Policy Recently Adopted
      Effective January 1, 2003, we adopted Statement of Financial Accounting Standards No. 123 Accounting for Stock Based Compensation (“FAS 123”), which requires a fair value based accounting method for determining compensation expense associated with the issuance of share options and other equity awards. See Item 8 — Note 2 for more information.
      See Item 8 — Note 3 for the impact of FIN 46(R) on our financial condition and results of operations.

Subsequent Events
      See Item 8 — Note 24 for transactions that occurred subsequent to December 31, 2004.
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

Reconciliation of Net Income to Funds From Operations

	For the years ended December 31,

	2004		2003		2002		2001		2000

		Per Weighted		Per Weighted		Per Weighted		Per Weighted		Per Weighted
	Dollars	Average Share(b)	Dollars	Average Share(b)	Dollars	Average Share(b)	Dollars	Average Share(b)	Dollars	Average Share(b)

	(Dollars in thousands, except per share amounts)
Reconciliation of net income to FFO(a):

Net income	$137,307	$0.34	$655,062	$1.63	$770,215	$1.86	$618,182	$1.72	$470,860	$1.70

Plus real estate related depreciation and amortization and less net gain (loss) on sales of real estate, including our share of those items from unconsolidated joint ventures and adjusted for minority interests’ share in partially owned properties	788,029	1.97	596,481	1.49	707,697	1.71	532,260	1.48	424,845	1.53

Plus extraordinary item	—	—	—	—	—	—	1,000	0.00	—	—

Plus cumulative effect of a change in accounting principle	33,697	0.08	—	—	—	—	1,142	0.00	—	—

Less minority interests in EOP Partnership share of add back for real estate related depreciation and amortization, net gain (loss) on sales of real estate, extraordinary item and cumulative effect of a change in accounting principle	(87,784)	(0.22)	(65,381)	(0.16)	(79,225)	(0.19)	(63,527)	(0.18)	(52,086)	(0.19)

FFO	871,249	2.17	1,186,162	2.96	1,398,687	3.37	1,089,057	3.02	843,619	3.04

Put option settlement	—	—	—	—	—	—	2,655	0.01	(2,576)	(0.01)

Preferred distributions	(39,093)	(0.10)	(51,872)	(0.13)	(62,573)	(0.15)	(57,041)	(0.16)	(43,348)	(0.16)

FFO available to common shareholders — basic	$832,156	$2.08 (d)	$1,134,290	$2.83	$1,336,114	$3.22	$1,034,671	$2.87	$797,695	$2.88

Adjustments to arrive
at FFO available to
common shareholders
plus assumed	Net Income	FFO		Net Income	FFO	Net Income	FFO	Net Income	FFO	Net Income	FFO
conversions:
Net income and FFO	$137,307	$871,249		$655,062	$1,186,162	$770,215	$1,398,687	$618,182	$1,089,057	$470,860	$843,619
Put option settlement	—	—		—	—	—	—	2,655	2,655	(2,576)	(2,576)
Preferred distributions	(39,093)	(39,093)		(51,872)	(51,872)	(62,573)	(62,573)	(57,041)	(57,041)	(43,348)	(43,348)

Net income and FFO available to common shareholders	98,214	832,156		603,190	1,134,290	707,642	1,336,114	563,796	1,034,671	424,936	797,695
Net income allocated to minority interests in EOP Partnership	11,747	11,747		74,152	74,152	89,205	89,205	76,249	76,249	59,376	59,376
Minority interests in EOP Partnership share of add back for real estate related depreciation and amortization, net gain (loss) on sales of real estate, extraordinary item and cumulative effect of a change in accounting principle	—	87,784		—	65,381	—	79,225	—	63,527	—	52,086
Preferred distributions on Series B preferred shares, of which are assumed to be converted into Common Shares(c)	—	—		—	15,724	—	15,724	—	15,727	—	15,750

Net income and FFO available to common shareholders plus assumed conversions	$109,961	$931,687		$677,342	$1,289,547	$796,847	$1,520,268	$640,045	$1,190,174	$484,312	$924,907

Weighted average Common Shares, dilutive potential common shares plus assumed conversions outstanding	450,997,247	450,997,247		452,561,353	460,950,707	469,138,720	477,528,074	411,986,897	420,379,753	318,997,407	327,400,767

Net income and FFO available to common shareholders plus assumed conversions per share	$0.24	$2.07	(d)	$1.50	$2.80	$1.70	$3.18	$1.55	$2.83	$1.52	$2.82

	Common Shares and common share equivalents

Weighted average Common Shares outstanding (used for both net income and FFO basic per share calculation)		400,755,733			401,016,093		414,689,029		360,026,097		277,186,733
Redemption of Units for Common Shares		48,163,569			49,578,372		52,445,745		48,893,485		38,880,961
Impact of share options, restricted shares and put options which are dilutive to both net income and FFO		2,077,945			1,966,888		2,003,946		3,067,315		2,929,713

Weighted average Common Shares and dilutive potential common shares used for net income available to common shareholders		450,997,247			452,561,353		469,138,720		411,986,897		318,997,407
Impact of conversion of Series B preferred shares(c)		—			8,389,354		8,389,354		8,392,856		8,403,360

Weighted average Common Shares, dilutive potential common shares plus assumed conversions used for the calculation of FFO available to common shareholders plus assumed conversions		450,997,247			460,950,707		477,528,074		420,379,753		327,400,767

(a)	FFO is a non-GAAP financial measure. The most directly comparable GAAP measure is net income, to which it is reconciled. See definition below.

(b)	FFO per share may not total the sum of the per share components in the reconciliation due to rounding.

(c)	The Series B preferred shares are not dilutive to EPS for each period presented and are not dilutive to FFO per share for the year ended December 31, 2004 but are dilutive to FFO per share for all other periods presented.

(d)	FFO per share for the year ended December 31, 2004 includes a $229.2 million non-cash impairment charge, or $.51 per share on a diluted basis, recorded in the third quarter 2004. By definition, impairment charges are not added back to net income when calculating FFO.

FFO Definition:
      FFO is defined as net income, computed in accordance with accounting principles generally accepted in the United States (“GAAP”), excluding gains or losses from sales of properties, plus real estate related depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. Adjustments for unconsolidated partnerships and joint ventures are calculated to reflect funds from operations on the same basis. We believe that FFO is helpful to investors as one of several measures of the performance of an equity REIT. We further believe that by excluding the effect of depreciation, amortization and gains or losses from sales of real estate, all of which are based on historical costs and which may be of limited relevance in evaluating current performance, FFO can facilitate comparisons of operating performance between periods and between other equity REITs. Investors should review FFO, along with GAAP net income when trying to understand a REIT’s operating performance. We compute FFO in accordance with standards established by NAREIT, which may not be comparable to FFO reported by other REITs that do not define the term in accordance with the current NAREIT definition or that interpret the current NAREIT definition differently than we do. FFO does not represent cash generated from operating activities in accordance with GAAP, nor does it represent cash available to pay distributions and should not be considered as an alternative to net income, determined in accordance with GAAP, as an indication of our financial performance, or to cash flow from operating activities, determined in accordance with GAAP, as a measure of our liquidity, nor is it indicative of funds available to fund our cash needs, including our ability to make cash distributions.
Item 7A.     Quantitative and Qualitative Disclosures About Market Risk.
      Quantitative and qualitative disclosures about market risk are incorporated herein by reference from Item 7.

Item 8.	Financial Statements and Supplementary Data.
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Trustees and Shareholders of Equity Office Properties Trust
      We have audited the accompanying consolidated balance sheets of Equity Office Properties Trust (“Equity Office”) as of December 31, 2004 and 2003, and the related consolidated statements of operations, shareholders’ equity, net comprehensive income and cash flows for each of the three years in the period ended December 31, 2004. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of Equity Office’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
      We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
      In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Equity Office at December 31, 2004 and 2003, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
      We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Equity Office’s internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 14, 2005 expressed an unqualified opinion thereon.
      As discussed in Notes 2 and 3 to the consolidated financial statements, in 2004 Equity Office changed its method of accounting for certain property holding entities and other subsidiaries in which Equity Office owns less than a 100% equity interest. In addition, in 2003 Equity Office changed its method of accounting for stock-based employee compensation.

Ernst & Young LLP
Chicago, Illinois
March 14, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Trustees and Shareholders of Equity Office Properties Trust
      We have audited management’s assessment, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting included at Item 9A, that Equity Office Properties Trust (“Equity Office”) maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Equity Office’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.
      We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
      A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
      Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
      In our opinion, management’s assessment that Equity Office maintained effective internal control over financial reporting as of December 31, 2004 is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Equity Office maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on the COSO criteria.
      We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets as of December 31, 2004 and 2003, and the related consolidated statements of operations, shareholders’ equity, net comprehensive income and cash flows for each of the three years in the period ended December 31, 2004, and the financial statement schedule listed in the Index at Item 15(a), of Equity Office and our report dated March 14, 2005, expressed an unqualified opinion thereon.

Ernst & Young LLP
Chicago, Illinois
March 14, 2005

EQUITY OFFICE PROPERTIES TRUST
CONSOLIDATED BALANCE SHEETS

	December 31,

	2004	2003

	(Dollars in thousands,
	except per share amounts)
Assets:
Investments in real estate	$24,970,416	$23,934,848
Developments in process	40,492	75,232
Land available for development	252,524	251,151
Investments in real estate held for sale, net of accumulated depreciation	41,255	43,911
Accumulated depreciation	(3,164,511)	(2,571,002)

Investments in real estate, net of accumulated depreciation	22,140,176	21,734,140
Cash and cash equivalents	107,126	69,398
Tenant and other receivables (net of allowance for doubtful accounts of $6,908 and $6,490, respectively)	75,775	79,880
Deferred rent receivable	478,184	379,329
Escrow deposits and restricted cash	48,784	75,186
Investments in unconsolidated joint ventures	1,117,143	1,127,232
Deferred financing costs (net of accumulated amortization of $59,748 and $48,176, respectively)	61,734	64,337
Deferred leasing costs and other related intangibles (net of accumulated amortization of $193,348 and $157,445, respectively)	450,625	314,568
Prepaid expenses and other assets (net of discounts of $2,304 and $66,200, respectively)	191,992	344,940

Total Assets	$24,671,539	$24,189,010

Liabilities, Minority Interests, Mandatorily Redeemable Preferred Shares and Shareholders’ Equity:
Liabilities:
Mortgage debt (net of (discounts) of $(13,683) and $(13,663), respectively)	$2,609,067	$2,315,889
Unsecured notes (net of (discounts) premiums of $(38,362) and $12,412, respectively)	9,652,392	8,828,912
Lines of credit	548,000	334,000
Accounts payable and accrued expenses	556,851	573,069
Distribution payable	2,652	3,899
Other liabilities (net of (discounts) of $(28,536) and $0, respectively)	484,378	398,273
Commitments and contingencies	—	—

Total Liabilities	13,853,340	12,454,042

Minority Interests:
EOP Partnership	1,065,376	1,191,741
Partially owned properties	182,041	183,863

Total Minority Interests	1,247,417	1,375,604

Mandatorily Redeemable Preferred Shares:
5.25% Series B Convertible, Cumulative Redeemable Preferred Shares, liquidation preference $50.00 per share, 5,990,000 issued and outstanding	299,500	299,500

Shareholders’ Equity:
Preferred Shares, 100,000,000 authorized:
8.625% Series C Cumulative Redeemable Preferred Shares, liquidation preference $25.00 per share, 0 and 4,562,900 issued and outstanding, respectively	—	114,073
7.75% Series G Cumulative Redeemable Preferred Shares, liquidation preference $25.00 per share, 8,500,000 issued and outstanding	212,500	212,500
Common Shares, $0.01 par value; 750,000,000 shares authorized, 403,842,441 and 400,460,388 issued and outstanding, respectively	4,038	4,005
Other Shareholders’ Equity:
Additional paid in capital	10,479,305	10,396,864
Deferred compensation	(1,916)	(5,889)
Dividends in excess of accumulated earnings	(1,359,722)	(652,036)
Accumulated other comprehensive loss (net of accumulated amortization of $5,133 and ($73), respectively)	(62,923)	(9,653)

Total Shareholders’ Equity	9,271,282	10,059,864

Total Liabilities, Minority Interests, Mandatorily Redeemable Preferred Shares and Shareholders’ Equity	$24,671,539	$24,189,010

See accompanying notes.

EQUITY OFFICE PROPERTIES TRUST
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the years ended December 31,

	2004	2003	2002

	(Dollars in thousands, except per share amounts)
Revenues:
Rental	$2,554,471	$2,490,291	$2,565,132
Tenant reimbursements	432,733	431,516	470,966
Parking	117,448	111,160	112,897
Other	76,973	88,323	128,666
Fee income	14,226	15,861	15,907

Total revenues	3,195,851	3,137,151	3,293,568

Expenses:
Depreciation	701,216	637,441	598,744
Amortization	82,469	64,473	51,441
Real estate taxes	367,610	344,625	353,090
Insurance	37,938	27,877	38,014
Repairs and maintenance	350,059	332,140	336,439
Property operating	428,891	405,996	405,844
Ground rent	25,467	20,287	20,325
Corporate general and administrative	52,242	62,479	65,790
Impairment	228,272	7,500	—

Total expenses	2,274,164	1,902,818	1,869,687

Operating income	921,687	1,234,333	1,423,881

Other income (expense):
Interest and dividend income	8,302	12,580	22,148
Realized gain on settlement of derivatives and sale of marketable securities	28,976	9,286	—
Interest:
Expense incurred	(835,385)	(819,730)	(809,033)
Amortization of deferred financing costs and prepayment expenses	(15,337)	(6,976)	(4,964)

Total other income (expense)	(813,444)	(804,840)	(791,849)

Income before income taxes, allocation to minority interests, income from investments in unconsolidated joint ventures and gain on sales of real estate	108,243	429,493	632,032
Income taxes	(2,012)	(5,388)	(9,101)
Minority Interests:
EOP Partnership	(11,747)	(74,152)	(89,205)
Partially owned properties	(10,973)	(8,080)	(7,120)
Income from investments in unconsolidated joint ventures	50,304	79,882	106,852
Gain on sales of real estate	21,901	99,110	—

Income from continuing operations	155,716	520,865	633,458
Discontinued operations (including net gain on sales of real estate and property held for sale of $5,473, $61,953, and $17,926, respectively)	15,288	134,197	136,757

Income before cumulative effect of a change in accounting principle	171,004	655,062	770,215
Cumulative effect of a change in accounting principle	(33,697)	—	—

Net income	137,307	655,062	770,215
Preferred distributions	(39,093)	(51,872)	(62,573)

Net income available to common shareholders	$98,214	$603,190	$707,642

Earnings per share — basic:
Income from continuing operations per share	$0.29	$1.21	$1.41

Net income available to common shareholders per share	$0.25	$1.50	$1.71

Weighted average Common Shares outstanding	400,755,733	401,016,093	414,689,029

Earnings per share — diluted:
Income from continuing operations per share	$0.28	$1.20	$1.41

Net income available to common shareholders per share	$0.24	$1.50	$1.70

Weighted average Common Shares outstanding and dilutive potential common shares	450,997,247	452,561,353	469,138,720

Distributions declared per Common Share outstanding	$2.00	$2.00	$2.00

See accompanying notes.

EQUITY OFFICE PROPERTIES TRUST
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

	For the years ended December 31,

	2004	2003	2002

	(Dollars in thousands)
Mandatorily Redeemable Preferred Shares	$299,500	$299,500	$299,500

Preferred Shares:
Balance, beginning of period	$326,573	$576,573	$563,923
Issuance of 7.75% Series G Cumulative Redeemable Preferred Shares	—	—	212,500
Redemptions	(114,073)	(250,000)	(199,850)

Balance, end of period	$212,500	$326,573	$576,573

Common Shares, $0.01 par Value Per Share:
Balance, beginning of period	$4,005	$4,112	$4,145
Issuance of Common Shares through exercise of share options	24	16	17
Issuance of Common Shares in exchange for Units	14	10	26
Common Shares issued for restricted shares, trustee fees and for the dividend reinvestment plan, net of restricted shares retired, net of cancellations	9	9	3
Common Shares repurchased	(14)	(142)	(79)

Balance, end of period	$4,038	$4,005	$4,112

Additional Paid in Capital:
Balance, beginning of period	$10,396,864	$10,691,610	$10,788,273
Issuance of Common Shares through exercise of share options	59,245	37,728	39,998
Issuance of Common Shares in exchange for Units	37,491	23,855	62,163
Common Shares issued for restricted shares, trustee fees and for the dividend reinvestment plan, net of restricted shares retired, net of cancellations	2,473	(9)	11,869
Offering costs	(84)	(257)	(7,042)
Amortization of offering costs	6,737	—	—
Common Shares repurchased	(37,760)	(363,344)	(196,803)
Compensation expense related to restricted shares and stock options issued to employees	13,992	7,500	—
Adjustment for minority interests ownership in EOP Partnership	347	(219)	(6,848)

Balance, end of period	$10,479,305	$10,396,864	$10,691,610

Deferred Compensation:
Balance, beginning of period	$(5,889)	$(15,472)	$(19,822)
Restricted shares granted	—	—	(17,060)
Restricted shares retired	—	—	7,669
Amortization of restricted shares	3,973	9,583	13,741

Balance, end of period	$(1,916)	$(5,889)	$(15,472)

Dividends in Excess of Accumulated Earnings:
Balance, beginning of period	$(652,036)	$(452,636)	$(327,537)
Net income	137,307	655,062	770,215
Preferred distributions	(39,093)	(51,872)	(62,573)
Distributions to common shareholders	(805,900)	(802,590)	(832,741)

Balance, end of period	$(1,359,722)	$(652,036)	$(452,636)

See accompanying notes.

EQUITY OFFICE PROPERTIES TRUST
CONSOLIDATED STATEMENTS OF NET COMPREHENSIVE INCOME

	For the years ended December 31,

	2004	2003	2002

	(Dollars in thousands)
Net income	$137,307	$655,062	$770,215
Other comprehensive (loss) income:
Unrealized holding (losses) gains on forward starting interest rate swaps	(34,665)	8,930	(18,611)
Reversal of unrealized holding loss (gain) on settlement of forward starting interest rate swaps	45,115	(768)	—
(Payments) proceeds from settlement of forward starting interest rate swaps	(69,130)	768	—
Reclassification of ineffective portion of swap settlement payment to net income	212	—	—
Amortization of payments (proceeds) from settlement of forward starting interest rate swaps	5,206	(73)	—
Unrealized holding gains from investments arising during the year	23	848	396
Reclassification adjustment for realized (gains) losses included in net income	(31)	(1,142)	116

Net comprehensive income	$84,037	$663,625	$752,116

See accompanying notes.

EQUITY OFFICE PROPERTIES TRUST
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the years ended December 31,

	2004	2003	2002

	(Dollars in thousands)
Operating Activities:
Net income	$137,307	$655,062	$770,215
Adjustments to reconcile net income to net cash provided by operating activities:
Expense (revenue) recognized related to acquired lease obligations, net	2,114	(68)	—
Amortization of discounts included in interest and dividend income	(337)	(357)	(856)
Depreciation and amortization (including discontinued operations)	808,481	737,102	695,892
Ineffective portion of swap settlement payment included in interest expense	212	—	—
Amortization of (premiums) discounts on unsecured notes and settled interest rate protection agreements included in interest expense	(3,638)	(19,904)	(7,183)
Compensation expense related to restricted shares and stock options issued to employees	17,965	17,094	14,961
Income from investments in unconsolidated joint ventures	(50,304)	(79,882)	(106,852)
Net distributions from unconsolidated joint ventures	66,829	87,268	129,753
Net gain on sales of real estate (including discontinued operations)	(27,374)	(161,063)	(17,926)
(Gain) on sale of investment in Capital Trust preferred shares	(2,302)	—	—
Impairment (including discontinued operations)	229,170	7,500	—
Cumulative effect of a change in accounting principle	33,697	—	—
Provision for doubtful accounts	5,455	12,803	27,995
Income allocated to minority interests (including discontinued operations)	22,940	82,268	96,405
Changes in assets and liabilities:
Decrease (increase) in rents receivables	7,289	(6,893)	30,236
(Increase) in deferred rent receivables	(88,651)	(72,240)	(77,123)
Decrease (increase) in prepaid expenses and other assets	49,824	(8,409)	(27,861)
(Decrease) in accounts payable and accrued expenses	(7,659)	(17,487)	(22,883)
Increase (decrease) in other liabilities	6,949	(13,223)	15,929

Net cash provided by operating activities	1,207,967	1,219,571	1,520,702

Investing Activities:
Property acquisitions	(472,053)	(189,415)	(53,067)
Property dispositions	414,256	1,345,554	377,150
Capital and tenant improvements	(453,227)	(438,601)	(328,930)
Lease commissions and other costs	(123,037)	(138,979)	(104,714)
Sale of investment in Capital Trust preferred shares	32,089	—	20,086
Decrease in escrow deposits and restricted cash	124,167	23,329	167,026
(Investments in) distributions from unconsolidated joint ventures	(220,833)	24,854	(125,231)
Investments in notes receivable	(3,515)	—	—
Repayments of notes receivable	—	1,299	5,997

Net cash (used for) provided by investing activities	(702,153)	628,041	(41,683)

EQUITY OFFICE PROPERTIES TRUST
CONSOLIDATED STATEMENTS OF CASH FLOWS — (continued)

	For the years ended December 31,

	2004	2003	2002

	(Dollars in thousands)
Financing Activities:
Proceeds from mortgage debt	—	—	14,427
Principal payments on mortgage debt	(438,828)	(233,809)	(156,052)
Proceeds from unsecured notes	2,061,979	494,810	239,127
Repayment of unsecured notes	(1,205,000)	(700,000)	(310,000)
Proceeds from lines of credit	6,123,300	5,215,400	1,336,350
Repayment of lines of credit	(5,909,300)	(5,087,100)	(1,374,950)
Payments of loan costs	(2,920)	(8,678)	(4,296)
Settlement of interest rate swap agreements	(69,130)	768	42,810
Distributions to minority interests in partially owned properties	(12,810)	(10,062)	(10,401)
Payment of offering costs	(84)	(257)	(187)
Proceeds from exercise of stock options	59,269	37,744	40,015
Distributions to common shareholders and unitholders	(902,865)	(901,259)	(935,083)
Distributions from (contributions to) unconsolidated joint ventures related to financing transactions	16,820	29,512	(2,897)
Repurchase of Common Shares	(37,774)	(363,486)	(196,882)
Redemption of Units	(3,904)	(6,427)	(106,690)
Repurchase of preferred shares	(114,073)	(250,000)	(199,850)
Issuance of preferred shares	—	—	205,645
Payment of preferred distributions	(32,766)	(53,841)	(62,755)

Net cash (used for) financing activities	(468,086)	(1,836,685)	(1,481,669)

Net increase (decrease) in cash and cash equivalents	37,728	10,927	(2,650)
Cash and cash equivalents at the beginning of the period	69,398	58,471	61,121

Cash and cash equivalents at the end of the period	$107,126	$69,398	$58,471

EQUITY OFFICE PROPERTIES TRUST
CONSOLIDATED STATEMENTS OF CASH FLOWS — (continued)

	For the years ended December 31,

	2004	2003	2002

	(Dollars in thousands)
Supplemental Information:
Interest paid during the period, including a reduction of interest expense for capitalized interest of $4,648, $10,089, and $21,447, respectively	$824,289	$849,337	$836,573

Non-Cash Investing and Financing Activities:
Investing Activities:
Escrow deposits used for property acquisitions	$36,541	$—	$70,030

Escrow deposits related to property dispositions	$(117,144)	$(69,330)	$(70,025)

Mortgage loan repayment as a result of a property disposition (including prepayment expense of $375 in the year ended December 31, 2004)	$(5,830)	$(16,279)	$—

Mortgage loan assumed upon acquisition of property	$82,970	$—	$—

Mortgage loan assumed upon consolidation of property	$—	$59,166	$—

Units issued in connection with property acquisition	$50	$—	$—

Changes in accounts due to a like-kind exchange:
Increase in investment in real estate due to property acquisition	$130,203	$—	$—

Decrease in investment in real estate due to property disposition	$(130,865)	$—	$—

Decrease in accumulated depreciation	$9,137	$—	$—

Decrease in other assets and liabilities	$(1,770)	$—	$—

Changes in accounts due to consolidation of existing interest in a property as a result of acquiring the remaining economic interest:
Decrease in investment in unconsolidated joint ventures	$(157,659)	$—	$—

Increase in investment in real estate	$612,411	$—	$—

Increase in accumulated depreciation	$(44,440)	$—	$—

Increase in mortgage debt	$(451,285)	$—	$—

Increase in other assets and liabilities	$40,973	$—	$—

Changes in accounts due to partial sale of real estate:
Increase in investment in unconsolidated joint ventures	$18,445	$155,710	$—

Decrease in investment in real estate	$(21,726)	$(169,390)	$—

Decrease in accumulated depreciation	$4,310	$19,336	$—

Decrease in other assets and liabilities	$(1,030)	$(4,460)	$—

Financing Activities:
Mortgage loan repayment as a result of a property disposition (including prepayment expense of $375 in the year ended December 31, 2004)	$5,830	$16,279	$—

Mortgage loan assumed upon consolidation of property	$—	$(59,166)	$—

Issuance of unsecured notes at a discount of $10,048 in exchange for $250 million MandatOry Par Put Remarketed Securitiessm	$—	$—	$(254,631)

Exchange of $250 million MandatOry Par Put Remarketed Securitiessm, including an unamortized premium of $4,631, for $264,679 notes due 2012 issued in February 2002	$—	$—	$254,631

See accompanying notes.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 —	BUSINESS OF EQUITY OFFICE
      Equity Office Properties Trust (“Equity Office”) is a Maryland real estate investment trust (“REIT”) and is the sole general partner of EOP Operating Limited Partnership, a Delaware limited partnership (“EOP Partnership”). The use of the word “we”, “us”, or “our” refers to Equity Office and its subsidiaries, including EOP Partnership, except where the context otherwise requires. We are a fully integrated, self-administered and self-managed real estate company principally engaged, through our subsidiaries, in owning, managing, leasing, acquiring and developing office properties. At December 31, 2004, we owned or had an interest in 698 office properties comprising approximately 125.7 million rentable square feet of office space in 18 states and the District of Columbia and were located in 27 markets and 126 submarkets. On a weighted average basis, the office properties were 87.7% occupied at December 31, 2004. Approximately 41.6% of the rentable square feet are located in central business districts and approximately 58.4% of the rentable square feet are located in suburban markets.

NOTE 2 —	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
      We own substantially all of our assets and conduct substantially all of our operations through EOP Partnership and its subsidiary entities. We owned approximately 89.5% and 89.1% of EOP Partnership at December 31, 2004 and 2003, respectively, through our ownership of partnership units in EOP Partnership (“Units”). All intercompany transactions and balances have been eliminated in consolidation. Property holding entities and other subsidiaries of which we own 100% of the equity or receive all of the economics are consolidated. For those joint ventures of which we own less than 100% of the equity interest, we consolidate the property if we receive substantially all of the economics or have the direct or indirect ability to make major decisions. Major decisions are defined in the respective joint venture agreements and generally include participating and protective rights such as decisions regarding major leases, encumbering the entities with debt and whether to dispose of the entities. We also consolidate certain property holding entities and other subsidiaries in which we own less than a 100% equity interest when the entity is a variable interest entity and we are the primary beneficiary (as defined in FASB Interpretation 46(R) Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51, as revised (“FIN 46(R)”)).
Investments in Real Estate
      Rental property and improvements, including interest and other costs capitalized during construction, are included in investments in real estate and are stated at cost. Expenditures for ordinary maintenance and repairs are expensed as they are incurred. Significant renovations and improvements, which improve or extend the useful life of the assets, are capitalized. Rental property and improvements, excluding land, are depreciated over their estimated useful lives using the straight-line method. The estimated useful lives by asset category are:

Asset Category	Estimated Useful Life

Building	23-45 years
Building improvements	3-40 years
Tenant improvements	Term of lease
Furniture and fixtures	3-12 years
      In accordance with Statement of Financial Accounting Standards No. 141 Business Combinations (“FAS 141”), we allocate the purchase price of real estate to land, building, tenant improvements and intangibles (such as the value of above, below and at-market leases, origination costs associated with the in-place leases, and the value of tenant relationships, if any). The values of the above and below market leases are recorded to “deferred leasing costs and other related intangibles” in the consolidated balance sheets and are amortized and recorded as either an increase (in the case of below market leases) or a decrease (in the

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

NOTE 2 —	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — (continued)
case of above market leases) to rental income over the remaining term of the associated lease. The value associated with in-place leases and tenant relationships is also recorded in “deferred leasing costs and other related intangibles” and amortized over the expected term, which includes an estimated probability of the lease renewal, and its estimated term. If a tenant vacates its space prior to the contractual termination of the lease or the estimated renewal term and no rental payments are being made on the lease, any unamortized balance of the related intangible will be written off. The tenant improvements and origination costs are amortized as an expense over the remaining term of the lease or charged against earnings if the lease is terminated prior to its contractual expiration date.
      In accordance with FAS 141 and its applicability to acquired in-place leases, we perform (or engage a third party to perform) the following procedures for properties we acquire:

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

5) calculate the value and associated life of tenant relationships, if any, by taking the direct identifiable benefits of the customer relationship and discounting them to present value;

6) estimate the fair value of the in-place tenant improvements, legal/marketing expense and leasing commissions and calculate the associated asset life;

7) estimate the fair value of assumed debt, if any; and

8) allocate the remaining intangible value to the in-place leases and their associated lives.
      We account for the impairment or disposal of long-lived assets in accordance with Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long Lived Assets (“FAS 144”). Rental properties are individually evaluated for impairment when conditions exist which may indicate that it is probable that the sum of expected future cash flows (on an undiscounted basis) over the anticipated holding period is less than its historical cost. Upon determination that a permanent impairment has occurred, rental properties are reduced to their fair value. If a property is considered held for sale, an impairment loss is recognized if the fair value of the property, less the estimated cost to sell, is less than the carrying amount of the property. Depreciation expense ceases once a property is considered held for sale.
      Developments in process are carried at cost, which includes land acquisition cost, architectural fees, general contractor fees, capitalized interest, internal costs related directly to the development and other costs related directly to the construction of the property. Depreciation is not recorded until the property is placed in service, which occurs after a certificate of occupancy is received.
      Land available for development is carried at cost and is not depreciated. Land available for development includes various vacant land parcels that may have some improvements such as utility service.

Investments in Unconsolidated Joint Ventures
      Investments in unconsolidated joint ventures are accounted for using the equity method of accounting because we do not have majority control over the activities of our partners but we do have the ability to exercise significant influence over the operating and financing policies of the joint ventures. Our net equity investment is reflected on our consolidated balance sheets and our consolidated statements of operations

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

NOTE 2 —	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — (continued)
include our share of net income or loss from the unconsolidated joint ventures. Any difference between the carrying amount of these investments and the historical cost of the underlying equity is primarily the result of a step-up in basis as a result of acquisitions. This increase in basis is depreciated as an adjustment to income from unconsolidated joint ventures, generally over 40 years.

Deferred Leasing Costs
      Deferred leasing costs consist primarily of commissions paid to third parties for new and renewal leases. Deferred leasing costs are amortized over the terms of the respective leases on a straight-line basis. We also record deferred leasing costs in accordance with FAS 141 when allocating the purchase price to acquired in-place leases (see Investments in Real Estate above).

Deferred Financing Costs
      Deferred financing costs consist primarily of fees paid to third parties for financing transactions. Deferred financing costs are amortized over the terms of the respective financings on a straight-line basis, which has approximated the effective-yield method.

Revenue Recognition
      We recognize income from rent, tenant reimbursements and lease termination fees and other income once all of the following criteria are met in accordance with SEC Staff Accounting Bulletin 104:

•	the agreement has been fully executed and delivered;

•	services have been rendered;

•	the amount is fixed or determinable; and

•	the collectibility of the amount is reasonably assured.
      We record rental income on a straight-line basis as earned during the lease term. Certain leases provide for tenant occupancy during periods for which no rent is due or where minimum rent payments change during the lease term. Accordingly, a receivable is recorded representing the difference between the straight-line rent and the rent that is contractually due from the tenant. These amounts are classified as deferred rent receivable on the consolidated balance sheets. When a property is acquired, the terms of existing leases are considered to commence as of the acquisition date for purposes of this calculation. Deferred rental revenue included in rental income for the years ended December 31, 2004, 2003 and 2002 totalled approximately $79.5 million, $71.9 million and $65.5 million from continuing operations, respectively. Deferred rental revenue is not recognized for income tax purposes.
      Tenant reimbursements represent amounts due from tenants for items such as common area maintenance, real estate taxes and other recoverable costs. Tenant reimbursement revenue is recognized as the related expenses are incurred.
      Lease termination income, which is included in other revenue, represents amounts received from tenants in connection with the early termination of their remaining lease obligation. If, upon termination of the lease, it is probable that the tenant will file for bankruptcy within 90 days, or if significant contingencies in the lease termination agreement exist or if the tenant has not yet vacated the building, we will defer recognizing the lease termination fee as revenue until such uncertainties have been eliminated.

Cash Equivalents
      Cash equivalents are considered to be highly liquid investments purchased with a maturity of three months or less at the date of purchase.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

NOTE 2 —	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — (continued)

Allowance for Doubtful Accounts
      An allowance for doubtful accounts is maintained for estimated losses resulting from the inability of certain tenants to meet the contractual obligations under their lease agreements. Management actively reviews receivables from tenants and determines the probability of collection for receivables identified as potentially uncollectible. The amount of the allowance is recorded net of any security deposits or outstanding letters of credit held by us from the tenant.

Escrow Deposits and Restricted Cash
      Escrow deposits primarily consist of amounts held by mortgage lenders to provide for future real estate tax expenditures and tenant improvements, earnest money deposits on acquisitions and net proceeds from property sales that were executed as a tax-deferred disposition. Restricted cash represents amounts committed for various utility and security deposits.

Fair Value of Financial Instruments
      Our debt consists of notes that have fixed and variable interest rates. The fair market value of variable rate debt approximates book value because the interest rate is based on LIBOR plus a spread, which approximates a market interest rate. As of December 31, 2004 and 2003, the fair value of our fixed-rate debt was approximately $1.1 billion and $1.3 billion higher than the book value of approximately $10.9 billion and $11.1 billion, respectively, primarily due to the general decrease in market interest rates on secured and unsecured debt. In the determination of these fair values, we use internally developed models that are based on our estimates of current market conditions. The net present value of the difference between future contractual interest payments and future interest payments based on a current market rate represents the difference between the book value and the fair value. We determine the current market rate by adding an estimated credit spread to the quoted yields on federal government debt securities with similar maturity dates to our own debt. The credit spread estimates are based on our historical experience in obtaining either secured or unsecured financing and is also affected by current market conditions.
      In accordance with Statement of Financial Accounting Standards No. 133 Accounting for Derivative Instruments and Hedging Activities (“FAS 133”), the carrying values of interest rate swaps, as well as the underlying hedged liability, if applicable, are reflected at their fair value. We rely on quotations from a third party to determine these fair values.
      In addition, the carrying values of cash equivalents, restricted cash, escrow deposits, tenant and other rents receivable, prepaid expenses and other assets, accounts payable and accrued expenses and other liabilities approximate their fair value.

Derivatives and Hedging Activities
      We may periodically enter into certain interest rate protection and interest rate swap agreements to effectively convert fixed rate debt to a floating rate basis, to hedge anticipated future financings, or convert floating rate debt to a fixed rate basis. Amounts paid or received under these agreements are recognized as an adjustment to interest expense when such amounts are incurred or earned. For effective cash flow hedges, settlement amounts paid or received in connection with settled or unwound interest rate protection agreements and interest rate swap agreements are deferred and recorded to accumulated other comprehensive income and amortized as an adjustment to interest expense over the remaining term of the related financing transaction. For effective fair value hedges, changes in the fair value of the derivative will be offset against the corresponding change in fair value of the hedged asset, liability, or firm commitment through net income or recognized in other comprehensive income until the hedged item is recognized in net income. The ineffective

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

NOTE 2 —	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — (continued)
portion of a derivative’s change in fair value will be recognized in net income. All derivative instruments are recorded at fair value. Derivatives that are not hedges must be adjusted to fair value through net income.
Income Taxes
      Our properties are primarily owned by limited partnerships or limited liability companies, which are substantially pass-through entities. Some of the pass-through entities have corporate general partners or members, which are subject to federal and state income and franchise taxes. Our property management business, which provides management services to properties owned by third parties and provides certain other services to many of our properties, is owned by a corporation and is subject to federal and state income and franchise taxes.
      We have elected to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the “Code”). As a REIT, we generally will not be subject to federal income tax if we distribute 100% of our annual taxable income to our shareholders. As a REIT, we are subject to a number of organizational and operational requirements. If we fail to qualify as a REIT in any taxable year, we will be subject to federal income tax (including any applicable alternative minimum tax) on our taxable income at regular corporate tax rates. Even if we qualify for taxation as a REIT, we may be subject to state and local income taxes and to federal income tax and excise tax on our undistributed income. In addition, taxable income from our taxable REIT subsidiaries is subject to federal, state and local income taxes. The aggregate cost of land and depreciable property, net of accumulated tax depreciation, for federal income tax purposes as of December 31, 2004 and 2003 was approximately $13.9 billion and $14.4 billion, respectively.

Reconciliation Between Net Income and Estimated Taxable Income (Unaudited):

	For the years ended December 31,

	2004	2003	2002

	(Dollars in thousands)
Net income available to Common Shares	$98,214	$603,190	$707,642
Straight-line rent adjustments	(80,374)	(76,847)	(72,891)
Preferred distributions not deductible for tax	32,192	51,872	62,573
Tax gain on sale of real estate in excess of GAAP gain	78,268	232,299	72,658
Excess of GAAP depreciation/amortization over tax depreciation/ amortization	360,840	230,182	146,389
Other adjustments	(50,580)	(57,775)	(74,635)
Impairment	229,170	7,500	—
Cumulative effect of a change in accounting principle	33,697	—	—
Net operating loss utilization	—	(69,199)	—

Taxable income	701,427	921,222	841,736
Less capital gains	(119,329)	(393,362)	(90,584)

Adjusted taxable income subject to 90% dividend requirement	$582,098	$527,860	$751,152

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

NOTE 2 —	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — (continued)

Reconciliation Between Cash Distributions Paid and Distributions Paid Deduction (Unaudited):

	For the years ended December 31,

	2004	2003	2002

	(Dollars in thousands)
Cash dividends paid	$831,580	$854,462	$895,314
Less: Dividends designated to prior year	(66,760)	—	—
Plus: Dividends designated from following year	—	66,760	—
Less: Return of capital distributions	(63,393)	—	(53,578)

Dividends paid deduction	$701,427	$921,222	$841,736

Characterization of Distributions (Unaudited):

	For the years ended December 31,

	2004		2003		2002

	$	%	$	%	$	%

	(Dollars in thousands)
Ordinary income	$614,358	76.9%	$456,674	56.9%	$694,986	83.5%
Qualified dividends	7,308	0.9%	3,210	0.4%	—	—
Return of capital	63,393	7.9%	—	—	53,578	6.4%
Capital gains	84,366	10.6%	227,133	28.3%	60,656	7.3%
Unrecaptured section 1250 gain	29,963	3.7%	115,573	14.4%	23,521	2.8%

Common distributions	799,388	100.0%	802,590	100.0%	832,741	100.0%

Preferred distributions	32,192		51,872		62,573

Total REIT distributions	$831,580		$854,462		$895,314

Minority Interests

EOP Partnership
      Net income is allocated to minority interest partners in EOP Partnership based on their weighted average ownership percentage during the period. The ownership percentage is calculated by dividing the number of Units held by the minority interest partners by the sum of the Units held by us and the Units held by the minority interest partners, all calculated based on the weighted average days outstanding. For the years ended December 31, 2004 and 2003, we had an 89.3% and 89.0% weighted average interest in EOP Partnership, respectively. Minority interest in EOP Partnership on the consolidated balance sheets is calculated by dividing the number of Units held by the minority interest partners by the sum of the Units held by us and the Units held by the minority interest partners, all calculated based on the total Units outstanding at the end of the year. As of December 31, 2004 and 2003 we had an 89.5% and 89.1% interest in EOP Partnership, respectively. Changes in the number of outstanding Common Shares and Units will change our ownership interest and the ownership interest of the minority interest partners.

Partially Owned Properties
      We consolidate certain properties that we control, but do not wholly own. The minority interest partners’ share of the equity of these consolidated properties is reflected in the consolidated balance sheets as “Minority Interests — Partially owned properties.” The net income from these properties attributable to the minority

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

NOTE 2 —	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — (continued)
interest partners is reflected as “Minority Interests — Partially owned properties” in the consolidated statements of operations.
      In May 2003, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 150 Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity (“FAS 150”). FAS 150 establishes standards for classifying and measuring as liabilities certain financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity. FAS 150 is effective for all financial instruments created or modified after May 31, 2003, and otherwise is effective July 1, 2003. In November 2003, the FASB issued FSP No. FAS 150-3, which deferred for an indefinite period the classification and measurement provisions, but not the disclosure provisions, of FAS 150 as it relates to certain noncontrolling interests that are classified as equity in the financial statements of a subsidiary but would be classified as a liability in the parent’s financial statements under FAS 150 (e.g., minority interests in consolidated limited-life subsidiaries).
      We are presently the controlling partner in various consolidated entities having a minority interest book value of approximately $98.3 million at December 31, 2004. The organizational documents of these entities contain provisions that require the entities to be liquidated through the sale of their assets upon reaching the future date specified in each respective agreement. As controlling partner, we have an obligation to cause these property owning entities to distribute proceeds of liquidation to the minority interest partners in these partially owned properties only if the net proceeds received by the entities from the sale of its assets warrant a distribution based on the agreements. As of December 31, 2004, we estimate the value of minority interest distributions would have been approximately $160 million (“Settlement Value”) had the entities been liquidated. This Settlement Value is based on the estimated third party consideration realizable by the entities upon a hypothetical disposition of the properties and is net of all other assets and liabilities and yield maintenance (or prepayment penalties) associated with the hypothetical repayment of any mortgages encumbering the properties, that would have been due. The amount of any potential distribution to minority interest holders in our partially owned properties is very difficult to predict due to many factors, including the inherent uncertainty of real estate sales. If the entities’ underlying assets are worth less than the underlying liabilities, we have no obligation to remit any consideration to the minority interest holders in partially owned properties.

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

Reclassifications
      Certain reclassifications have been made to the previously reported 2003 and 2002 statements in order to provide comparability with the 2004 statements reported herein. These reclassifications have not changed the 2003 or 2002 results of operations or combined shareholders’ equity and mandatorily redeemable preferred shares.

Share Based Employee Compensation Plans
      Effective January 1, 2003, we adopted Statement of Financial Accounting Standards No. 123 Accounting for Stock Based Compensation (“FAS 123”), which requires a fair value based accounting method for determining compensation expense associated with the issuance of share options and other equity awards. In accordance with Statement of Financial Accounting Standards No. 148 Accounting for Stock-Based

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

NOTE 2 —	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — (continued)
Compensation — Transition and Disclosure — an Amendment of FASB Statement No. 123 (“FAS 148”), we employed the prospective method for adopting FAS 123, which requires the recognition of compensation expense based on the fair value method for share options and other equity awards granted on or after January 1, 2003 and for certain modifications made subsequent to December 31, 2002 to share options and other equity awards that were outstanding as of December 31, 2002. Compensation expense is recognized ratably over the respective vesting period of the award. Prior to January 1, 2003, we accounted for the issuance of share options and other equity awards in accordance with Accounting Principles Board Opinion No. 25 Accounting for Stock Issued to Employees (“APB 25”).
      The following table illustrates the unaudited effect on net income available to common shareholders and earnings per share if the fair value based method had been applied to all outstanding and unvested share options for the last three years. Compensation expense related to restricted share awards is not presented in the table below because the expense amount is the same under APB 25 and FAS 123 and, therefore, is already reflected in net income.

	For the years ended December 31,

	2004	2003	2002

	(Dollars in thousands,
	except per share data)
Historical net income available to common shareholders	$98,214	$603,190	$707,642
Add back compensation expense for share options included in historical net income available to common shareholders	5,150	2,907	1,265
Deduct compensation expense for share options determined under fair value based method	(9,493)	(10,916)	(12,117)
Allocation of net expense to minority interests in EOP Partnership	464	877	1,215

Pro forma net income available to common shareholders	$94,335	$596,058	$698,005

Earnings per share — basic:
Historical net income available to common shareholders per share	$0.25	$1.50	$1.71
Pro forma net income available to common shareholders per share	$0.24	$1.49	$1.68
Earnings per share — diluted:
Historical net income available to common shareholders per share	$0.24	$1.50	$1.70
Pro forma net income available to common shareholders per share	$0.23	$1.48	$1.68
      In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (“FAS 123(R)”), which replaces FAS 123. Generally, the approach in FAS 123(R) is similar to the approach described in FAS 123. However, FAS 123(R) requires all share-based payments to employees, including grants of employee share options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. FAS 123(R) must be adopted no later than July 1, 2005. Early adoption is permitted in periods in which financial statements have not yet been issued. We expect to adopt FAS 123(R) on July 1, 2005.
      The provisions of FAS 123(R) may be adopted using either a modified prospective method or a modified retrospective method. Adoption under a modified prospective method requires compensation expense to be recognized based on the requirements of FAS 123(R) for all share-based payments granted after its effective date and the requirements of FAS 123 for all awards granted to employees prior to its effective date that

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

NOTE 2 —	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — (continued)
remain unvested on the effective date. Adoption under a modified retrospective method includes the requirements of the modified prospective method described above, but also permits restatement based on the amounts previously recognized under FAS 123 for purposes of pro forma disclosures either for (a) all periods presented or (b) prior interim periods of the year of adoption. We plan to adopt FAS 123(R) using the modified prospective method.
      Upon the required adoption of FAS 123(R), we expect to continue to use the Black-Scholes method to estimate the fair value of stock options granted to employees. Because FAS 123(R) must be applied not only to new awards but to previously granted awards that are not fully vested on the effective date, and because we adopted FAS 123 using the prospective transition method (which applied only to awards granted, modified or settled after the adoption date), compensation expense for some previously granted awards that were not recognized under FAS 123 will be recognized under FAS 123(R). This amount will have an immaterial effect on the financial statements. Had we adopted FAS 123(R) in prior periods, the impact of that standard would have approximated the impact of FAS 123 as described in the disclosure of pro forma net income and earnings per share above.

NOTE 3 —	VARIABLE INTEREST ENTITIES
      Under the provisions of FIN 46(R), which we adopted on January 1, 2004, we consolidated the assets, liabilities and results of operations of two properties, as follows:
SunAmerica Center
      We consolidated SunAmerica Center, an office property located in Century City, California, which is comprised of approximately 780,063 square feet. We own an approximate 67% share of a $202.2 million mezzanine-level debt position, for which we paid approximately $73.9 million in 1999. As a result of this ownership position, we determined we were the primary beneficiary of this variable interest entity. As of December 31, 2003, this investment was recorded as a note receivable and was included in other assets. The note matures in August 2014 and prior to then interest is payable based on available cash flow. Our maximum exposure to loss as a result of the investment is equivalent to the $73.9 million we invested in 1999 and an additional $2.5 million which we may be required to loan the entity in the event of a cash shortfall. Our payment recourse is limited to the mezzanine borrower’s equity in the property.
      As a result of the consolidation of SunAmerica Center, we recorded a cumulative effect of a change in accounting principle loss of approximately $33.7 million in 2004. The effect on our assets and liabilities as a result of the consolidation of SunAmerica Center as of January 1, 2004 was:

	(Dollars in thousands)

Investment in real estate	$330,787
Accumulated depreciation	$(31,219)
Mortgage debt	$(203,225)
Net other assets and liabilities, including a net discount of $31,476	$(130,040	)(a)

(a)	As of January 1, 2004, our joint venture partner’s share of the mezzanine-level debt of approximately $49.7 million is recorded in other liabilities, which is net of a discount of approximately $31.5 million. Interest expense on the approximate $66 million face amount of the joint venture partner’s debt is accrued at 7.25% per annum and the discount is amortized to interest expense through the maturity of the mezzanine-level loan in 2014. The remaining debt of approximately $15 million does not accrue interest.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

NOTE 3 —	VARIABLE INTEREST ENTITIES — (continued)
Concar
      We consolidated Concar, an office property located in San Mateo, California, which comprises approximately 218,985 square feet. We own an approximate 79.96% economic interest in this property. As a result of this ownership position, we determined we were the primary beneficiary of this variable interest entity. This property was consolidated during the fourth quarter 2004 but made effective as of January 1, 2004, resulting in the revision of the first three quarters of 2004 (see Note 19 — Quarterly Data).
      The effect on our assets and liabilities as a result of the consolidation of Concar as of January 1, 2004 was:

(Dollars in thousands)

Investment in real estate	$53,154
Accumulated depreciation	$(1,274)
Investment in unconsolidated joint ventures	$(54,731)
Minority Interests — partially owned properties	$(3,054)
Net other assets and liabilities	$5,905

NOTE 4 —	INVESTMENTS IN REAL ESTATE
      The following major accounts comprise our real estate investments:

	December 31,

	2004	2003

	(Dollars in thousands)
Land	$2,968,993	$2,732,828
Land available for development	252,524	251,151
Building	20,191,223	19,437,414
Building improvements	549,357	690,710
Tenant improvements	1,176,280	968,267
Furniture and fixtures	84,563	105,629
Developments in process	40,492	75,232
Investment in real estate held for sale, net of accumulated depreciation	41,255	43,911

Investments in real estate	25,304,687	24,305,142
Accumulated depreciation	(3,164,511)	(2,571,002)

Net investments in real estate	$22,140,176	$21,734,140

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

NOTE 4 —	INVESTMENTS IN REAL ESTATE — (continued)
      We have acquired the following properties, or partial interests therein, since January 1, 2002:

					Purchase
			Number of		Price
		Acquisition	Buildings	Square Feet	(Dollars in
Property	Location	Date	(Unaudited)	(Unaudited)	thousands)

2004:
Office Properties:
1301 Avenue of the Americas(a)	New York, NY	February/April	—	—	$151,132
American Center	Tyson’s Corner, VA	May 25	2	328,741	60,500
500 Orange Tower(a)	Orange, CA	May 25	—	—	50
Colorado Center(a)(b)	Santa Monica, CA	July 30	6	1,091,090	221,785
717 Fifth Avenue(c)	New York, NY	September 8	1	323,984	160,500
Olympus Corporate Centre	Roseville, CA	September 22	4	191,494	37,923
Redstone Plaza(d)	Newport Beach, CA	September 23	2	166,562	38,000
Commerce Plaza(d)	Oakbrook, IL	September 23	3	510,757	99,000
5800 & 6000 Meadows	Lake Oswego, OR	September 30	2	198,347	49,000
La Jolla Executive Tower	La Jolla, CA	November 17	1	227,570	70,500
Westech 360	Austin, TX	November 19	4	178,777	28,604
Shoreline Office Center	Mill Valley, CA	December 14	2	97,910	19,175
Foundry Square II(a)	San Francisco, CA	December 30	—	—	2,700

			27	3,315,232	$938,869

Vacant Land:
Station Oaks Landing	Walnut Creek, CA	January 14	—	—	$15
Dulles Station(a)(e)	Herndon, VA	September 15	—	—	7,600
La Jolla Centre III & IV	San Diego, CA	December 22	—	—	5,526

			—	—	$13,141

2003:
Office Properties:
The John Hancock Complex(a)	Boston, MA	May 21	—	—	$25,132
U.S. Bank Tower	Denver, CO	August 12	1	485,902	80,200
Key Center(a)	Bellevue, WA	September 10	—	—	15,600
225 West Santa Clara Street	San Jose, CA	December 31	1	343,391	103,041

			2	829,293	$223,973

Vacant Land:
Parkshore Plaza Phase V	Folsom, CA	September 30	—	—	$3,423

Other:
Riverside Centre Land	Portland, OR	August 15	—	—	$360

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

NOTE 4 —	INVESTMENTS IN REAL ESTATE — (continued)

					Purchase
			Number of		Price
		Acquisition	Buildings	Square Feet	(Dollars in
Property	Location	Date	(Unaudited)	(Unaudited)	thousands)

2002:
Office Properties:
Griffin Towers(a)	Santa Ana, CA	March 25	—	—	$50,800
Army and Navy Club Building	Washington, D.C.	May 24	1	102,822	37,375
Liberty Place	Washington, D.C.	September 13	1	157,550	54,948

			2	260,372	$143,123

Other:
10880 Wilshire Boulevard Land	Los Angeles, CA	November 20	—	—	$28,009

(a)	See Joint Venture Activity below.

(b)	We acquired a 50% interest in this office property and account for our investment under the equity method (see Note 8 — Investments in Unconsolidated Joint Ventures).

(c)	This property consists of both office and retail space. We acquired all of the office space, except for the fourth floor. An unaffiliated party acquired all of the retail space and the fourth floor office space.

(d)	These properties were acquired through a like-kind exchange transaction in which we disposed of certain industrial properties (see Note 5 — Sales of Real Estate).

(e)	We acquired a 70% interest in this vacant land parcel (see Note 13 — Minority Interests in Partially Owned Properties).
      The allocations of the purchase prices and other costs related to the acquisition of tangible and intangible assets are based on management’s current best estimate, and are subject to adjustment within one year of the closing date of each respective acquisition.
      During 2004, we recorded approximately $85.3 million of intangible assets related to properties acquired, of which, approximately $71.0 million represented the value of in-place leases, approximately $8.8 million represented origination costs (such as leasing commissions and legal costs) associated with in-place leases, and approximately $5.6 million was attributed to the value of above and below market leases. Such amounts are included in “deferred leasing costs and other related intangibles” in the consolidated balance sheets (see Note 2 — Summary of Significant Accounting Policies). Our share of the intangible assets associated with properties acquired in 2004 that we account for under the equity method of accounting was approximately $20.1 million, of which, approximately $21.2 million represents the value of in-place leases, approximately $(3.7) million represents the value of below market leases, and approximately $2.6 million represents the value of origination costs associated with in-place leases.

Joint Venture Activity
2004
      In December 2004, we acquired an additional 12.5% interest in Foundry Square II for approximately $2.7 million from an existing partner. The joint venture partner’s interest was previously accounted for in minority interests in partially owned properties and the book value was approximately $5.7 million when we acquired the interest. The $3.0 million difference between the purchase price and the book value was recorded as a reduction to our historical cost of the asset.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

NOTE 4 —	INVESTMENTS IN REAL ESTATE — (continued)
      In September 2004, we, together with a joint venture partner, acquired Dulles Station for approximately $10.9 million (our share of the purchase price was $7.6 million). The purchase price was paid with cash and a $2.7 million note that is payable on the date that construction commences on the land. We are a 70% partner in the joint venture and have control over major decisions. Accordingly, we consolidate this property. Our partner’s 30% share of the joint venture is included in Minority Interests — Partially owned properties on the consolidated balance sheets.
      In July 2004, we acquired a 50% interest in Colorado Center for approximately $221.8 million.
      In May 2004, we acquired the remaining interest in the 500 Orange office property by issuing 1,930 Units valued at approximately $50,000 to the existing partner.
      In February 2004, we acquired one of our partner’s 15.53% economic interest in the 1301 Avenue of the Americas office building for approximately $60.7 million and we assumed our partner’s share of the mortgage notes of approximately $83.0 million. Our economic interest in the joint venture is now 100%, and we control all major decisions. Accordingly, we have consolidated the property. This property was previously accounted for under the equity method. The consolidated mortgage debt encumbering this property upon consolidation was approximately $534.3 million. In addition, we acquired another joint venture partner’s interest for approximately $7.5 million in April 2004.
2003
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
      In May 2003, we acquired approximately 8.1% of the equity in the joint venture that owns The John Hancock Complex in Boston, Massachusetts for approximately $25.0 million. The investment in the joint venture is accounted for under the cost method of accounting because we own a noncontrolling interest in the property. Our investment is included in prepaid expenses and other assets on the consolidated balance sheets.
2002
      In 2002, we acquired the remaining interest in the Griffin Towers office property in exchange for our assumption of the partner’s share of the joint venture debt of approximately $50.8 million. We had previously accounted for our investment in Griffin Towers under the equity method and now consolidate the property.
      In 2000, we formed a joint venture with an entity controlled by William Wilson III (“Wilson Investors”), one of our trustees at the time, to develop, construct, lease and manage Foundry Square I. In 2002, the tenant that was to occupy the entire building upon its completion terminated its lease for $85 million. Wilson Investors’ share of the lease termination income and consideration for its joint venture interest was approximately $26 million from which Wilson Investors repaid the $12 million outstanding balance under our $25 million loan commitment previously to Wilson Investors and accrued interest of approximately $2 million. Our share of the lease termination income was approximately $40 million and was recorded as income from investment in unconsolidated joint ventures in 2002. In connection with this transaction, we acquired Wilson Investors’ interest in Foundry Square I.
      In December 2002, we completed a transaction with Wilson/ Equity Office, LLC (“W/EO”) and Wilson Investors pursuant to which we acquired W/EO’s interests in various projects known as Foundry Square II, Foundry Square III (a land parcel that was under option), the Ferry Building, San Rafael Corporate Center I and San Rafael Corporate Center II (a land parcel). Wilson Investors acquired W/EO’s interest in a project

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
NOTE 4 — INVESTMENTS IN REAL ESTATE — (continued)
known as Larkspur (a land parcel under option) and Wilson Investors acquired the operating business and all assets of W/EO other than its ownership interests in the development projects known as Foundry Square IV and Concar. W/EO’s and our interests in Foundry Square IV and Concar remained unchanged as a result of this transaction. Joint ventures with other unaffiliated parties on the projects in which we acquired W/ EO’s interest also remain unchanged as a result of this transaction. This transaction was accounted for as a nonmonetary exchange since the assets included in the exchange were similar and the cash consideration exchanged was minimal. No gain or loss was recognized in connection with the transaction. Our investment in Larkspur and the EOP-Wilson Investors joint venture’s operating business was recorded as additional basis in the assets received since it represented the fair value of Wilson Investors’ equity in the assets received.

NOTE 5 —	SALES OF REAL ESTATE
2004
      During 2004, we disposed of five office properties comprising approximately 0.6 million square feet, 71 industrial properties comprising approximately 5.1 million square feet (a), and one vacant land parcel to various unaffiliated parties for approximately $504.4 million. The net income, including the gain on the sale of these properties of approximately $7.4 million, is included in discontinued operations. We also sold partial interests in two office properties comprising approximately 1.5 million square feet for approximately $172.2 million and recognized a gain of approximately $20.1 million. In addition, we sold our 3% interest in an office property for approximately $7.7 million and recognized a gain of approximately $0.2 million. We recorded an additional $1.8 million of net gains during 2004 related to adjustments made to properties sold in 2003.

(a) Of the 71 industrial properties disposed of during 2004, 29 were sold in a single transaction to an unrelated party for approximately $73.3 million in cash (before closing costs) and two office properties valued at approximately $137.0 million for total consideration of approximately $210.3 million (35% monetary/65% nonmonetary). The net book value of the 29 industrial properties sold was approximately $198.0 million. This transaction was accounted for as a like-kind exchange transaction which also included cash. Because the transaction included a monetary and nonmonetary component, we recognized a gain on sale of approximately $3.6 million on the monetary portion of the transaction. The nonmonetary portion of this transaction yielded no gain or loss. The remaining book value of the industrial properties, or approximately $130.0 million, represents the book value of the two office properties acquired in the transaction. The two office properties acquired are Commerce Plaza and Redstone Plaza, as further described in Note 4 — Investments in Real Estate.
2003
      During 2003, we disposed of 53 office properties comprising approximately 5.2 million square feet and 32 residential units, two industrial properties comprising approximately 0.2 million square feet and four vacant land parcels to various unaffiliated parties for approximately $933.1 million. The net income, including the gain on the sale of these properties of approximately $62.0 million, is included in discontinued operations. We also sold partial interests in 13 office properties comprising approximately 3.3 million square feet for approximately $596.5 million and recognized a gain of approximately $99.1 million.
2002
      During 2002, we disposed of 45 office properties comprising approximately 3.1 million square feet, four parking facilities, two industrial properties comprising approximately 0.1 million square feet and three land parcels to various unaffiliated parties for approximately $508.3 million. The net income, including the gain on the sale of these properties of approximately $17.9 million, is included in discontinued operations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

NOTE 5 —	SALES OF REAL ESTATE — (continued)
Property Held for Sale
      Northland Plaza, an office property comprising approximately 0.3 million square feet and located in Bloomington, Minnesota, was held for sale as of December 31, 2004 pursuant to FAS 144. We recognized an impairment loss of approximately $2.1 million to write-down the carrying value of the property to its fair value less costs to sell (determined based on the sales price and estimated transaction costs). The property’s net income and the impairment loss is included in discontinued operations. This office property was sold in January 2005 (see Note 24 — Subsequent Events).
      The net income for properties sold and properties held for sale is reflected in the consolidated statements of operations as Discontinued Operations for the periods presented. The properties that were partially sold are not reflected as discontinued operations in accordance with FAS 144. Below is a summary of the results of operations for properties classified as Discontinued Operations:

	For the years ended December 31,

	2004	2003	2002

	(Dollars in thousands)
Property operating revenues	$32,969	$142,310	$230,623

Expenses:
Depreciation and amortization	9,459	28,437	40,819
Property operating	11,902	41,169	69,574
Ground rent	—	18	164
Impairment	898	—	—

Total expenses	22,259	69,624	110,557

Operating income	10,710	72,686	120,066

Other income (expense):
Interest and dividend income	2	161	233
Interest expense and amortization of deferred financing costs and prepayment expenses	(672)	(649)	(994)

Total other income (expense)	(670)	(488)	(761)

Income before income taxes and net gain on sales of real estate and property held for sale	10,040	72,198	119,305
Income taxes	(5)	82	(394)
Income of partially owned properties allocated to minority interest partners	(220)	(36)	(80)
Net gain on sales of real estate and property held for sale	5,473	61,953	17,926

Net income	$15,288	$134,197	$136,757

Property net operating income from discontinued operations	$21,067	$101,141	$161,049

NOTE 6 —	REALIZED GAIN ON SETTLEMENT OF DERIVATIVES AND SALE OF MARKETABLE SECURITIES
2004
      In May 2004, we settled $500 million of notional amount forward-starting interest rate swaps and recognized a gain of approximately $24.0 million (see Note 12 — Derivative Financial Instruments).

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

NOTE 6 —	REALIZED GAIN ON SETTLEMENT OF DERIVATIVES AND SALE OF MARKETABLE SECURITIES — (continued)
      In July 2004, we disposed of our remaining investment in common shares issued upon conversion of junior subordinated debentures of Capital Trust in a related party transaction and recognized a gain of approximately $2.3 million (see Note 20 — Related Party Transactions).
      We also recognized a gain of approximately $2.7 million from the sale of other securities during 2004.
2003
      We recognized a gain of approximately $8.1 million from the sale of common stock received in connection with a lease termination and an additional $1.2 million due to the sale of other securities.

NOTE 7 —	IMPAIRMENT
      During 2004, after an in-depth review of our portfolio on an asset-by-asset basis, we reduced our intended holding period for 96 non-core assets comprising approximately 17.7 million square feet. We currently intend to sell these assets over the next five years, as market conditions warrant. Based on our analysis of the future cash flows of each asset over the next five years, we determined that 46 of the assets comprising approximately 2.8 million square feet were permanently impaired. The difference between the fair value (calculated either by discounting estimated future cash flows and sales proceeds or utilizing market comparables) and the net book value was approximately $229.2 million which is reflected as a non-cash impairment charge ($0.9 million of which is included in discontinued operations). The impaired assets and their respective impairment charges are reported under our one segment, the office properties segment, for segment reporting purposes. We subsequently sold one of the impaired assets in December 2004.
      During 2003, we determined that one office property was permanently impaired based on our analysis of the future cash flows. As a result, we recognized a non-cash impairment charge of $7.5 million, which reduced the book value of the property to its fair value of $3.8 million. Fair value was determined as the present value of estimated future cash flows including residual proceeds. This asset and its related impairment charge is reported under our one segment, the office properties segment, for segment reporting purposes.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

NOTE 8 —	INVESTMENTS IN UNCONSOLIDATED JOINT VENTURES
      The entities listed below are owned in joint ventures with unaffiliated parties and are accounted for under the equity method.

			Ownership
		Total Rentable	Interest(a)
		Square Feet	as of
Office Property	Location	(Unaudited)	December 31, 2004

One Post Office Square	Boston, MA	765,296	50%
75-101 Federal Street	Boston, MA	813,195	51.61%
Rowes Wharf	Boston, MA	344,645	44%
10 & 30 South Wacker	Chicago, IL	2,003,288	75%
Bank One Center	Indianapolis, IN	1,057,877	25%
Pasadena Towers	Los Angeles, CA	439,366	25%
Promenade II	Atlanta, GA	774,344	50%
SunTrust Center	Orlando, FL	640,741	25%
Preston Commons	Dallas, TX	418,604	50%
Sterling Plaza	Dallas, TX	302,747	50%
Bank of America Tower	Seattle, WA	1,545,008	50.1%
One Post	San Francisco, CA	421,121	50%
161 North Clark(b)	Chicago, IL	1,010,520	25%
Prominence in Buckhead(b)	Atlanta, GA	424,309	25%
World Trade Center East(b)	Seattle, WA	186,912	25%
Treat Towers(b)	Walnut Creek, CA	367,313	25%
Parkshore Plaza I(b)	Folsom, CA	114,356	25%
Parkshore Plaza II(b)	Folsom, CA	155,497	25%
Bridge Pointe Corporate Center I & II(b)	San Diego, CA	372,653	25%
1111 19th Street(b)	Washington, DC	252,014	20%
1620 L Street(b)	Washington, DC	156,272	20%
1333 H Street(b)	Washington, DC	244,585	20%
Colorado Center(c)	Santa Monica, CA	1,090,766	50%
1601 Market Street(d)	Philadelphia, PA	681,289	11%
1700 Market Street(d)	Philadelphia, PA	841,172	11%

	Total	15,423,890

(a)	Represents our ownership interest for the periods presented. Net income, cash flow from operations and capital transactions are allocated to us and our joint venture partners in accordance with the respective partnership agreements.

(b)	In December 2003, we sold partial interests in these office properties (see Note 5 — Sales of Real Estate) and account for our remaining interest under the equity method of accounting.

(c)	In July 2004, we acquired a 50% interest in Colorado Center for approximately $221.8 million.

(d)	In November 2004, we sold partial interests in these office properties (see Note 5 — Sales of Real Estate). We account for our remaining investment in these properties under the equity method of accounting because we can exercise veto rights over certain significant policies.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

NOTE 8 —	INVESTMENTS IN UNCONSOLIDATED JOINT VENTURES — (continued)
Rowes Wharf
      In 2002, in connection with the restructuring of the partnership we contributed approximately $30.9 million to the joint venture, which increased our economic ownership of Rowes Wharf to 44% from 39%.
Foundry Square IV
      In 2000, we formed a joint venture with Wilson Investors to develop, construct, lease and manage Foundry Square IV, a 225,490 square foot office building located in San Francisco, California. Through the sale of the office building in July 2003, we disposed of our 40% indirect interest. Our share of the gain on the sale of the property was approximately $7.1 million and is included in income from investments in unconsolidated joint ventures. Our share of the gross proceeds from the sale was approximately $56.6 million, which includes the repayment of a $44.5 million construction loan. Wilson Investors’ share of the proceeds was approximately $17.1 million.
      Combined summarized financial information for our unconsolidated joint ventures is as follows:

	December 31,

	2004		2003

	(Dollars in thousands)
Balance Sheets:
Assets:
Real estate, net of accumulated depreciation	$3,068,975		$3,258,009
Other assets	343,075		339,835

Total Assets	$3,412,050		$3,597,844

Liabilities and Partners’ and Shareholders’ Equity:
Mortgage debt(a)	$931,976		$1,308,782
Other liabilities	138,010		140,259
Partners’ and shareholders’ equity	2,342,064		2,148,803

Total Liabilities and Partners’ and Shareholders’ Equity	$3,412,050		$3,597,844

Our share of historical partners’ and shareholders’ equity	$1,032,664		$1,040,373
Net excess of cost of investments over the net book value of underlying net assets (net of accumulated depreciation of $22,797 and $24,456, respectively)	84,479		86,859

Carrying value of investments in unconsolidated joint ventures	$1,117,143		$1,127,232

Our share of unconsolidated non-recourse mortgage debt	$361,032	(a)	$797,268

(a)	Our share of the scheduled principal payments on non-recourse mortgage debt through maturity as of December 31, 2004 is as follows:

Year	Dollars in thousands

2005	$31,770
2006	52,283
2007	4,069
2008	18,691
2009	11,721
Thereafter	242,498

Total	$361,032

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

NOTE 8 —	INVESTMENTS IN UNCONSOLIDATED JOINT VENTURES — (continued)

	For the years ended December 31,

	2004	2003	2002

	(Dollars in thousands)
Statements of Operations:
Revenues	$485,770	$472,124	$561,482

Expenses:
Interest expense and loan cost amortization	45,026	75,289	81,052
Depreciation and amortization	121,722	92,196	79,624
Operating expenses	204,567	180,087	196,936

Total expenses	371,315	347,572	357,612

Net income before gain on sale of real estate	114,455	124,552	203,870
Gain on sale of real estate	—	43,255	3,703

Net income	$114,455	$167,807	$207,573

Our share of:
Net income	$50,304	$79,882	$106,852

Interest expense and loan cost amortization	$21,319	$50,059	$53,248

Depreciation and amortization (real estate related)	$46,621	$53,208	$48,865

Gain on sale of real estate	$—	$7,063	$429

NOTE 9 —	MORTGAGE DEBT
      Payments on mortgage debt are generally due in monthly installments of principal and interest or interest only. The historical cost, net of accumulated depreciation, of encumbered properties at December 31, 2004 and 2003 was approximately $5.0 billion and $4.9 billion, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

NOTE 9 —	MORTGAGE DEBT — (continued)
      During the last two years the following transactions occurred:

	For the years ended
	December 31,

	2004	2003

	(Dollars in thousands)
Balance at beginning of year	$2,329,552	$2,520,474
Repayments and scheduled principal amortization(a)	(438,828)	(233,809)
Assumed through property acquisitions (see Note 4 — Investments in Real Estate)	534,256	59,166
Assumed through consolidation of property (see Note 3 — Variable Interest Entities)	203,225	—
Repaid upon sale of property	(5,455)	(16,279)

Balance at end of year(b)	$2,622,750	$2,329,552

(a)	During 2004, we repaid mortgage debt and unencumbered the following properties: 580 California, BP Tower, 110 Atrium Place, Fremont Bayside, Industrial Drive Warehouse, John Marshall, and Worldwide Plaza. During 2003, we repaid mortgage debt and unencumbered the following properties: Canterbury Green, Three Stamford Plaza, Four Stamford Plaza, LL&E Tower, Texaco Center, and Key Center.

(b)	Excludes net discounts on mortgage debt of approximately $13.7 million as of December 31, 2004 and 2003.
      The table below summarizes our mortgage debt outstanding at December 31, 2004 and 2003:

	December 31,

	2004	2003

	(Dollars in thousands)
Balance
Fixed interest rate mortgage debt	$2,516,554	$2,293,552
Variable interest rate mortgage debt	106,196	36,000

Subtotal	2,622,750	2,329,552
Net discount on mortgage debt	(13,683)	(13,663)

Total mortgage debt	$2,609,067	$2,315,889

Weighted average effective interest rate at end of period
Fixed interest rate mortgage debt(a)	7.80%	7.72%
Variable interest rate mortgage debt	5.53%	1.72%

Effective interest rate	7.71%	7.63%

(a)	As of December 31, 2004 and 2003, the effective interest rates on the fixed interest rate mortgage debt ranged from 5.81% to 8.51% and 5.81% to 8.63%, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

NOTE 9 —	MORTGAGE DEBT — (continued)
Repayment Schedule
      As of December 31, 2004, scheduled principal payments through maturity are as follows:

Year	Dollars in thousands

2005	$1,099,649
2006	286,130
2007	239,745
2008	134,964
2009	563,308
Thereafter	298,954

Total	$2,622,750

NOTE 10 — UNSECURED NOTES
      During the last two years the following transactions occurred:
2004
Unsecured Notes — Issued:

Original Term	Month of Issuance	Amount		Coupon Rate		Effective Rate (c)	Year of Maturity

		(Dollars in thousands)
10 Years	March	$1,000,000		4.75%		4.25%	2014
10 Years	May	45,000		3.16%	(b)	3.26%	2014
6 Years	October	800,000		4.65%		4.81%	2010
6 Years	October	200,000		2.64%	(b)	2.77%	2010
2 Years to 6.5 Years	Various	34,254	(a)	3.30%-5.25%		3.61%-5.46%	2006-2011

Total		2,079,254
Less Issuance Costs		(17,275)

Net Proceeds		$2,061,979

Unsecured Notes — Repaid:

Month Repaid	Amount		Coupon Rate	Effective Rate (c)

	(Dollars in thousands)
January	$300,000		6.50%	4.59%
January	100,000		6.90%	6.27%
May	200,000		6.80%	6.10%
June	250,000		6.50%	5.31%
September	30,000		7.24%	7.26%
November	325,000	(d)	7.25%	7.64%

Total	$1,205,000

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
NOTE 10 — UNSECURED NOTES — (continued)
2003
Unsecured Notes — Issued:

Original Term	Month of Issuance	Amount	Coupon Rate	Effective Rate (c)	Year of Maturity

		(Dollars in thousands)
10 Years	January	$500,000	5.88%	5.98%	2013
Less Issuance Costs		(5,190)

Net Proceeds		$494,810

Unsecured Notes — Repaid:

Month Repaid	Amount	Coupon Rate	Effective Rate (c)

	(Dollars in thousands)
February	$300,000	6.38%	6.76%
November	400,000	7.38%	7.55%

Total	$700,000

      The table below summarizes the unsecured notes outstanding as of December 31, 2004:

		Effective
	Coupon	Rate	Principal
Original Term	Rate	(c)	Balance	Maturity Date

	(Dollars in thousands)
Unsecured Fixed Rate Notes:
8 Years	6.88%	6.40%	$125,000	02/01/05
7 Years	6.63%	4.99%	400,000	02/15/05
7 Years	8.00%	6.49%	100,000	07/19/05
8 Years	7.36%	7.69%	50,000	09/01/05
6 Years	8.38%	7.65%	500,000	03/15/06
9 Years	7.44%	7.74%	50,000	09/01/06
10 Years	7.13%	6.74%	100,000	12/01/06
9 Years	7.00%	6.80%	1,500	02/02/07
9 Years	6.88%	6.83%	25,000	04/30/07
9 Years	6.76%	6.76%	300,000	06/15/07
10 Years	7.41%	7.70%	50,000	09/01/07
7 Years	7.75%	7.91%	600,000	11/15/07
10 Years	6.75%	6.97%	150,000	01/15/08
10 Years	6.75%	7.01%	300,000	02/15/08
10 Years	6.80%	6.94%	500,000	01/15/09
10 Years	7.25%	7.14%	200,000	05/01/09
11 Years	7.13%	6.97%	150,000	07/01/09
10 Years	8.10%	8.22%	360,000	08/01/10
6 Years	4.65%	4.81%	800,000	10/01/10
10 Years	7.65%	7.20%	200,000	12/15/10
10 Years	7.00%	6.83%	1,100,000	07/15/11
10 Years	6.75%	7.02%	500,000	02/15/12

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
NOTE 10 — UNSECURED NOTES — (continued)

		Effective
	Coupon	Rate	Principal
Original Term	Rate	(c)	Balance	Maturity Date

	(Dollars in thousands)
10 Years	5.88%	5.98%	500,000	01/15/13
20 Years	7.88%	8.08%	25,000	12/01/16
20 Years	7.35%	8.08%	200,000	12/01/17
20 Years	7.25%	7.54%	250,000	02/15/18
30 Years	7.50%	8.24%	150,000	10/01/27
30 Years	7.25%	7.31%	225,000	06/15/28
30 Years	7.50%	7.55%	200,000	04/19/29
30 Years	7.88%	7.94%	300,000	07/15/31
EOP InterNotes(e)	4.31%	4.55%	34,254	11/15/06-01/15/11

Weighted Average/Total Unsecured Fixed Rate Notes	6.94%	6.87%	8,445,754

Unsecured Variable Rate Notes:
6 Years	2.64%	2.77%	200,000	10/01/10
10 Years(f)	4.75%	4.25%	1,000,000	03/15/14
10 Years	3.16%	3.26%	45,000	05/27/14

Weighted Average/Total Unsecured Variable Rate Notes	4.35%	3.98%	1,245,000

Weighted Average/Subtotal Unsecured Notes	6.60%	6.50%	9,690,754

Net (discount) on Unsecured Fixed Rate Notes			(6,738)
Net (discount) on Unsecured Variable Rate Notes			(31,624)

Total			$9,652,392

(a)	In June 2004, we launched a new program allowing for the issuance of up to $500 million of unsecured medium-term notes for sale to retail investors through licensed brokers (“EOP InterNotes”).

(b)	The $45 million notes have a variable interest rate of LIBOR plus 77.5 basis points plus an additional 10 basis points of loan costs. The $200 million notes have a variable interest rate of LIBOR plus 60 basis points plus an additional 13 basis points of loan costs.

(c)	Includes the effect of settled and outstanding interest rate protection and interest rate swap agreements, offering and transaction costs and premiums and discounts on certain unsecured notes.

(d)	In November 2004, we redeemed our 7.25% Senior Exchangeable Notes due November 15, 2008. The total paid on the redemption date was the principal amount of $325 million plus accrued interest. In conjunction with the redemption, we expensed approximately $5.3 million of unamortized loan costs which are included in amortization of deferred financing costs and prepayment expenses on the consolidated statements of operations.

(e)	The rates shown are weighted average rates.

(f)	In March 2004, we entered into several interest rate swap agreements that effectively converted these notes to a variable interest rate based on the 6-month LIBOR rate (see Note 12 — Derivative Financial Instruments).

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
NOTE 10 — UNSECURED NOTES — (continued)
Restrictions and Covenants under Unsecured Indebtedness
      Agreements or instruments relating to our unsecured notes contain certain financial restrictions and requirements described below. As of December 31, 2004, we believe we were in compliance with each of these financial restrictions and requirements. If we fail to comply with any of these restrictions and requirements, then the indebtedness could become due and payable before its stated due date.
      Set forth below are the financial restrictions and requirements to which we are subject under our unsecured note indentures and our performance under each covenant as of December 31, 2004:

Covenants (in each case as defined in the respective indenture)	Actual Performance

Debt to Adjusted Total Assets may not be greater than 60%	49%
Secured Debt to Adjusted Total Assets may not be greater than 40%	11%
Consolidated Income Available for Debt Service to Annual Debt Service charge may not be less than 1.50:1	2.4
Total Unencumbered Assets to Unsecured Debt may not be less than 150%(a)	204%

(a)	The unsecured notes we assumed in the merger with Spieker Partnership, of which approximately $1.4 billion are outstanding at December 31, 2004, are subject to a minimum ratio of 165%.
NOTE 11 — LINES OF CREDIT
Line of Credit
      We have a $1.0 billion revolving line of credit that bears interest at LIBOR plus 60 basis points and matures in May 2006. The line of credit was obtained in 2003 upon the expiration of our previous line of credit. An annual facility fee of $2.0 million is payable quarterly. In addition, a competitive bid option, whereby the lenders participating in the credit facility may bid on the interest to be charged which may result in an interest rate lower than LIBOR plus 60 basis points, is available for up to $350 million of the borrowings under the credit facility. As of December 31, 2004 and 2003, $548 million and $334 million was outstanding, respectively.
Bridge Facilities
      In December 2003, we obtained a $1.0 billion 364-day credit facility which bore interest at LIBOR plus 65 basis points and had an annual facility fee of $1.5 million payable quarterly. The 364-day credit facility was terminated in March 2004.
      In July 2004, we obtained a $500 million 364-day credit facility which bore interest at LIBOR plus 65 basis points and had an annual facility fee of $750,000 payable quarterly. The bridge facility was terminated in October 2004.
Financial Covenants
      Agreements or instruments relating to our line of credit contain certain financial restrictions and requirements described below. As of December 31, 2004, we believe we were in compliance with each of these financial restrictions and requirements. If we fail to comply with any of these restrictions and requirements, then the indebtedness could become due and payable before its stated date.

•	total liabilities to total asset value may not exceed 0.60:1 at any time;

•	earnings before interest, taxes, depreciation and amortization to interest expense may not be less than 2.00:1;

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
NOTE 11 — LINES OF CREDIT — (continued)

•	cash flow to fixed charges may not be less than 1.5:1;

•	secured debt to total asset value may not exceed 0.40:1;

•	unsecured debt to unencumbered asset value may not exceed 0.60:1;

•	unencumbered net operating income to unsecured debt service may not be less than 2.0:1;

•	consolidated tangible net worth may not be less than the sum of $10.7 billion and 70% of all net offering proceeds received by us or EOP Partnership after December 31, 2002;

•	we may not pay any distributions to common and preferred shareholders and unitholders in excess of 95% of annual Funds From Operations (as defined in Item 7); and

•	our investments in unimproved assets, interest in taxable REIT subsidiaries, developments, unconsolidated joint ventures, mortgages and securities, in the aggregate, may not exceed 25% of our total asset value.
NOTE 12 — DERIVATIVE FINANCIAL INSTRUMENTS
Interest Rate Swaps
      During 2004, in conjunction with the issuance of $1.0 billion of 4.75% notes due March 2014, we entered into $1.0 billion of fixed-to-floating interest rate swap agreements that effectively convert the interest rate of the notes to a variable rate of LIBOR plus 122 basis points (which includes 79 basis points for loan costs). Because these swaps are considered perfect fair value hedges of the notes, they are recorded at their fair value with a corresponding fair value adjustment to the hedged notes. The fair value of the swaps is reflected in other assets or other liabilities, and the corresponding fair value of the hedged notes is reflected as either a premium or discount on the notes. Because the swaps are considered a perfectly effective fair value hedge, there will be no effect on net income from the adjustments to fair value. The fair value of the swaps at December 31, 2004 represented a liability to us of approximately $29.5 million and is classified in other liabilities. The corresponding fair value of the hedged notes was recorded as a discount to the unsecured notes.
Forward-Starting Interest Rate Swaps
      As of December 31, 2003, we had $1.3 billion of forward-starting interest rate swaps outstanding. All of the forward-starting interest rate swaps were terminated in 2004, as follows:

•	We settled $500 million of forward-starting interest rate swaps and recognized a gain of approximately $24.0 million in May 2004, which is classified as “realized gain on settlement of derivatives and sale of marketable securities” on the consolidated statements of operations. The swaps were entered into in 2003 to hedge an unsecured note offering that was expected to occur in June 2004, but did not occur. The market value of these swaps at December 31, 2003 represented an asset to us of approximately $11.1 million which was recorded in other assets with a corresponding adjustment to accumulated other comprehensive income.

•	In conjunction with the issuance of $1.0 billion of 4.75% unsecured notes in March 2004 due March 2014, we paid $69.1 million to settle $800 million of forward-starting interest rate swaps that were previously entered into to hedge the interest rate of the $1.0 billion notes. Approximately $0.2 million of the settlement amount was immediately recognized in interest expense because the hedge was not perfectly effective and the remaining $68.9 million was recorded to accumulated other comprehensive income. The amount charged to accumulated other comprehensive income is being amortized to interest expense over the 10-year term of the hedged notes. The market value of these swaps at December 31, 2003 represented a liability to us of approximately $21.5 million which was recorded in other liabilities and a corresponding adjustment to accumulated other comprehensive income.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
NOTE 12 — DERIVATIVE FINANCIAL INSTRUMENTS — (continued)

•	Approximately $6.8 million is expected to be reclassified from accumulated other comprehensive income to interest expense in 2005 related to amortization of net payments on settlements of forward starting interest rate swaps.
NOTE 13 — MINORITY INTERESTS IN PARTIALLY OWNED PROPERTIES
      The assets, liabilities and results of operations of the following properties are consolidated because we own at least 50% of the respective ownership entities and control major decisions, except for SunAmerica Center (see Note 3 — Variable Interest Entities).
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

		Total Rentable
		Square Feet	Economic
	Location	(Unaudited)	Interest

Joint Ventures with Contractual Termination Dates
The Plaza at La Jolla Village	San Diego, CA	635,419	66.7%
222 Berkley Street	Boston, MA	519,608	91.5%
500 Boylston Street	Boston, MA	706,864	91.5%
Wells Fargo Center	Minneapolis, MN	1,117,439	75.0%
Ferry Building (a)	San Francisco, CA	243,812	100.0%
2951 28th Street	Santa Monica, CA	85,000	98.0%
San Felipe Plaza	Houston, TX	959,466	100.0%
Four Forest Plaza	Dallas, TX	394,324	100.0%
Market Square	Washington, D.C.	681,051	100.0%
One Ninety One Peachtree Tower	Atlanta, GA	1,215,288	100.0%
Brea Corporate Plaza	Brea, CA	117,195	100.0%
Northborough Tower	Houston, TX	207,908	100.0%
Sixty State Street	Boston, MA	823,014	100.0%
Worldwide Plaza Amenities	New York, NY	—	100.0%

		7,706,388

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
NOTE 13 — MINORITY INTERESTS IN PARTIALLY OWNED PROPERTIES — (continued)

		Total Rentable
		Square Feet	Economic
	Location	(Unaudited)	Interest

Joint Ventures without Contractual Termination Dates
Water’s Edge (see Note 24 — Subsequent Events)	Los Angeles, CA	243,433	87.5%
Park Avenue Tower	New York, NY	568,060	100.0%
850 Third Avenue	New York, NY	568,867	99.0%
Washington Mutual Tower	Seattle, WA	1,207,823	75.0%
1301 Avenue of the Americas	New York, NY	1,765,694	100.0%
SunAmerica Center (b)	Century City, CA	780,063	67.27%
Concar (b)	San Mateo, CA	218,985	79.96%
Dulles Station (c)	Herndon, VA	—	70.0%

		5,352,925

	Total	13,059,313

(a)	A joint venture between us and other unaffiliated parties leased the Ferry Building from the City and County of San Francisco, through its Port Commission (the “Port”). Under this lease, the Port is paid a stated base rent. In addition, once the joint venture has received from the project a cumulative preferred return of 8% (prior to stabilization) and 11% (after stabilization), then 50% of the proceeds from the operation and ownership of the project are paid to the Port as percentage rent.

The joint venture redeveloped the Ferry Building in a manner to permit the use of federal rehabilitation tax credits (“Historic Tax Credits”). Since the original members of the joint venture could not take full advantage of the Historic Tax Credits, the joint venture admitted a new member who could do so. This investor member has contributed approximately $24.7 million in equity and will be entitled to a preferred return with an effective annual rate of approximately 3% on its capital investment. The investor member’s interest in the joint venture is subject to put/call rights during 2009 and 2010, the sixth and seventh years after the Ferry Building was placed in service in 2003. Upon the purchase of the investor member’s interest pursuant to the put/call, it is estimated that the joint venture will retain approximately $11 million of the capital contributed by the investor member, based on a formula to determine the purchase price for the investor member’s interest and after taking into account the preferred return that will have been paid to the investor member by such time. Through the creation of a master lease, our effective ownership percentage in the net cash flow of the Ferry Building project is approximately 100% after the payment to the Port of the percentage rent described above and the distribution of the preferred returns.

(b)	In 2004, we consolidated these office properties pursuant to FIN 46(R) (see Note 3 - Variable Interest Entities).

(c)	In September 2004, we, together with a joint venture partner, acquired this vacant land parcel for approximately $10.9 million (our share of the purchase price was $7.6 million). The purchase price was paid with cash and a $2.7 million note that is payable on the date that construction commences on the land. We are a 70% partner in the joint venture and have control over major decisions. Accordingly, we consolidate this property. Our partner’s 30% share of the joint venture is included in Minority Interests — Partially owned properties on the consolidated balance sheets.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

NOTE 14 —	SHAREHOLDERS’ EQUITY AND MANDATORILY REDEEMABLE PREFERRED SHARES
Common Shares
      The following table presents the changes in the issued and outstanding Common Shares since January 1, 2003 (excluding 47,494,701 Units and 49,032,230 Units outstanding at December 31, 2004 and 2003, respectively, which are exchangeable for Common Shares on a one-for-one basis, or the cash equivalent thereof, subject to certain restrictions):

	For the years ended
	December 31,

	2004	2003

Outstanding at January 1,	400,460,388	411,200,998
Repurchases/retired (a)	(1,413,230)	(14,236,400)
Share options exercised	2,489,462	1,661,333
Units redeemed for Common Shares	1,390,129	934,261
Restricted shares and share awards issued, net of cancellations	915,692	900,196

Outstanding at December 31,	403,842,441	400,460,388

(a)	In July 2002, we announced a Common Share repurchase program allowing for the repurchase of up to $200 million of Common Shares in the open market or privately-negotiated transaction. This amount was later increased to $400 million in November 2002, to $600 million in March 2003, and to $1.1 billion in May 2004. The repurchase program was also extended through May 19, 2005. Common Shares repurchased to fund our employee benefit programs are not considered part of the repurchase program. During the years ended December 31, 2004 and 2003, 1,413,230 and 14,236,400 Common Shares were repurchased at an average price of $26.19 and $25.53 for approximately $37.0 million and $363.5 million in the aggregate, respectively. An additional 25,728 Common Shares were repurchased during December 2004 at an average price of $29.63 for approximately $0.8 million, but were not yet retired as of December 31, 2004 and are still outstanding.
Distributions
      The current quarterly distribution is $0.50 per Common Share. For the years ended December 31, 2004, 2003 and 2002, the per share distributions were $2.00.
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
Preferred Shares
      We have $212.5 million of Series G Cumulative Redeemable Preferred Shares outstanding as of December 31, 2004 and 2003. We are the original issuer of these preferred shares and have recorded the associated $7.0 million of deferred issuance costs to shareholders’ equity. Upon any redemption of these preferred shares, we will recognize the deferred issuance costs as an additional preferred distribution in the determination of net income available for common shares in accordance with EITF Topic D-42 The Effect on the Calculation of Earnings per Share for the Redemption or Induced Conversion of Preferred Stock. The

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

NOTE 14 —	SHAREHOLDERS’ EQUITY AND MANDATORILY REDEEMABLE PREFERRED SHARES — (continued)
preferred shareholders are entitled to receive, when and as authorized by our Board of Trustees, cumulative preferential cash distributions at an annual distribution rate of 7.75% or $1.9375 per share. We may, but are not obligated to, redeem the preferred shares in whole or in part on or after July 29, 2007 at a cash redemption price equal to $25.00 per share plus all accrued dividends to the redemption date.
      The annual per share distributions were as follows:

	For the years ended December 31,

	2004	2003	2002

Series A(a)	$—	$—	$1.3844167
Series B	$2.625	$2.625	$2.625
Series C(b)	$0.12578125	$2.15625	$2.15625
Series E(c)	$—	$1.3015625	$1.96875
Series F(d)	$—	$1.00	$2.00
Series G(a)	$1.9375	$1.9375	$0.7427083

(a)	In July 2002, we redeemed all 7,994,000 outstanding 8.98% Series A Cumulative Redeemable Preferred Shares at an aggregate redemption price of approximately $201.9 million, including accrued distributions, with the net proceeds from the issuance of our 8,500,000 7.75% Series G Cumulative Redeemable Preferred Shares.

(b)	In January 2004, we redeemed all 4,562,900 outstanding 8 5/8% Series C Cumulative Redeemable Preferred Shares of Beneficial Interest. The Series C Preferred Shares were redeemed at a redemption price of $25.00 per share for an aggregate redemption price of approximately $114.1 million. The deferred issuance costs of approximately $4.1 million were reflected as a preferred distribution.

(c)	In June 2003, we redeemed all 6,000,000 outstanding 7.875% Series E Cumulative Redeemable Preferred Shares, which were issued in connection with the Spieker Merger, at a redemption price of $25.00 per share for an aggregate redemption price of approximately $151.9 million, which includes approximately $1.9 million of accrued and unpaid distributions.

(d)	In June 2003, we redeemed our 4,000,000 outstanding 8.0% Series F Cumulative Redeemable Preferred Shares, which were issued in connection with the Spieker Merger, at a redemption price of $25.00 per share for an aggregate redemption price of $100.0 million.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

NOTE 14 —	SHAREHOLDERS’ EQUITY AND MANDATORILY REDEEMABLE PREFERRED SHARES — (continued)
Accumulated Other Comprehensive Loss
      The table below summarizes the changes in accumulated other comprehensive loss over the past three years and the accumulated balances by item:

	Forward-Starting Interest Rate Swaps

				Reclassification			Reclassification
		Reversal of		of ineffective	Amortization	Unrealized	adjustment for	Total
	Unrealized	unrealized	Proceeds	portion of swap	of payments	holding	realized losses	Accumulated
	holding	holding (gain)	(payments)	settlement	(proceeds)	(losses)	(gains)	Other
	(losses)	loss on	from	payment to net	from	gains from	included in net	Comprehensive
	gains	settlements	settlements	income	settlements	investments	income	Loss

	(Dollars in thousands)
Balance at December 31, 2001	$—	$—	$—	$—	$—	$(116)	$—	$(116)
Change during the period	(18,611)	—	—	—	—	396	116	(18,099)

Balance at December 31, 2002	(18,611)	—	—	—	—	280	116	(18,215)
Change during the period	8,930	(768)	768	—	(73)	848	(1,142)	8,562

Balance at December 31, 2003	(9,682)	(768)	768	—	(73)	1,128	(1,026)	(9,653)
Change during the period	(34,665)	45,115	(69,130)	212	5,206	23	(31)	(53,270)

Balance at December 31, 2004	$(44,347)	$44,347	$(68,362)	$212	$5,133	$1,151	$(1,057)	$(62,923)

NOTE 15 —	FUTURE MINIMUM RENTS
      Future minimum rental receipts due on noncancelable operating leases as of December 31, 2004 were as follows:

Year	Dollars in thousands

2005	$2,484,555
2006	2,223,781
2007	1,943,721
2008	1,650,839
2009	1,359,449
Thereafter	4,172,816

Total	$13,835,161

      We are subject to the usual business risks associated with the collection of the above scheduled rents. The future minimum rental receipts due on noncancelable operating leases from our joint ventures accounted for under the equity method are not included.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

NOTE 16 —	FUTURE MINIMUM LEASE PAYMENTS
      Certain properties are subject to ground leases. Some of these leases require rental payment increases based upon the appraised value of the property at specified dates, increases in pricing indexes or certain financial calculations based on the operations of the respective property. Any incremental changes in the rental payments as a result of these adjustments are not included in the table below because the amount of the change is not currently estimable. Future minimum lease obligations under these noncancelable leases and our corporate office lease as of December 31, 2004 were as follows:

Year	Dollars in thousands

2005	$22,782
2006	22,641
2007	22,481
2008	22,643
2009	22,712
Thereafter	1,332,270

Total	$1,445,529

      Rental expense deducted in calculating net income from continuing operations for the years ended December 31, 2004, 2003 and 2002 was approximately $29.5 million, $24.2 million and $24.2 million, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

NOTE 17 —	EARNINGS PER SHARE
      The following table sets forth the computation of basic and diluted earnings per share:

	For the years ended December 31,

	2004	2003	2002

	(Dollars in thousands, except per share data)
Numerator:
Income from continuing operations	$155,716	$520,865	$633,458
Preferred distributions	(39,093)	(51,872)	(62,573)

Income from continuing operations available to common shareholders	116,623	468,993	570,885
Discontinued operations (including net gain on sales of real estate and property held for sale of $5,473, $61,953 and $17,926, respectively)	15,288	134,197	136,757
Cumulative effect of a change in accounting principle	(33,697)	—	—

Numerator for basic earnings per share — net income available to common shareholders	98,214	603,190	707,642
Add back income allocated to minority interests in EOP Partnership	11,747	74,152	89,205

Numerator for diluted earnings per share — net income available to common shareholders	$109,961	$677,342	$796,847

Denominator:
Denominator for basic earnings per share — weighted average Common Shares outstanding	400,755,733	401,016,093	414,689,029

Effect of dilutive potential common shares:
Units	48,163,569	49,578,372	52,445,745
Share options and restricted shares	2,077,945	1,966,888	2,003,946

Dilutive potential common shares	50,241,514	51,545,260	54,449,691

Denominator for diluted earnings per share — weighted average Common Shares outstanding and dilutive potential common shares	450,997,247	452,561,353	469,138,720

Earnings per share — basic
Income from continuing operations available to common shareholders, net of minority interests	$0.29	$1.21	$1.41
Discontinued operations, net of minority interests	0.03	0.30	0.29
Cumulative effect of a change in accounting principle, net of minority interests	(0.08)	—	—

Net income available to common shareholders, net of minority interests(a)	$0.25	$1.50	$1.71

Earnings per share — diluted
Income from continuing operations available to common shareholders	$0.28	$1.20	$1.41
Discontinued operations	0.03	0.30	0.29
Cumulative effect of a change in accounting principle	(0.07)	—	—

Net income available to common shareholders(a)	$0.24	$1.50	$1.70

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

NOTE 17 —	EARNINGS PER SHARE — (continued)
      The following securities were not included in the diluted earnings per share computation because they would have had an antidilutive effect:

		For the years ended December 31,
	Weighted Average
Antidilutive Securities	Exercise Price	2004	2003	2002

Share options	$29.134	15,153,748	—	—
Share options	$29.220	—	13,436,967	—
Share options	$29.240	—	—	13,032,648
Series B Preferred Shares(b)	$35.700	8,389,354	8,389,354	8,389,354
Warrants (expired on December 17, 2002)	$39.375	—	—	4,808,219

Total		23,543,102	21,826,321	26,230,221

(a)	Net income available to common shareholders per share may not total the sum of the per share components due to rounding.

(b)	The amounts shown represent the resulting Common Shares upon conversion (see Note 14 — Shareholders’ Equity and Mandatorily Redeemable Preferred Shares).
      For additional disclosures regarding employee share options and restricted shares, see Note 2 — Summary of Significant Accounting Policies and Note 21 — Share-Based Employee Compensation Plans.

NOTE 18 —	SEGMENT INFORMATION
      As discussed in Note 1 — Business of Equity Office, our primary business is the ownership and operation of office properties. We have one segment which is office properties. The properties described as industrial properties are included in the reportable segment because their economic characteristics, tenants and services are similar to the properties that are classified as office properties and are evaluated by our chief operating decision maker together with the office properties. The primary financial measure that our chief operating decision maker uses for our office properties is net operating income, which represents rental revenue, tenant reimbursements, parking and other revenues less real estate taxes, insurance, repairs and maintenance and property operating expense (all as reflected in the accompanying consolidated statements of operations). We believe that net operating income is helpful to investors as a supplemental measure of the operating performance of a real estate company because it is a direct measure of the actual operating results of our properties. Total assets consists primarily of the assets in our office properties operating segment. There are other assets such as corporate furniture, fixtures, and equipment that are not associated with the office property segment, but these assets are immaterial.

	As of or for the years ended December 31,

	2004	2003	2002

	(Dollars in thousands)
Property Operating Revenues:
Rental	$2,554,471	$2,490,291	$2,565,132
Tenant reimbursements	432,733	431,516	470,966
Parking	117,448	111,160	112,897
Other	76,973	88,323	128,666

Total Property Operating Revenues	3,181,625	3,121,290	3,277,661

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

NOTE 18 —	SEGMENT INFORMATION — (continued)

	As of or for the years ended December 31,

	2004	2003	2002

	(Dollars in thousands)
Property Operating Expenses:
Real estate taxes	367,610	344,625	353,090
Insurance	37,938	27,877	38,014
Repairs and maintenance	350,059	332,140	336,439
Property operating	428,891	405,996	405,844

Total Property Operating Expenses	1,184,498	1,110,638	1,133,387

Net Operating Income from Continuing Operations	$1,997,127	$2,010,652	$2,144,274

Property Operating Margin from Continuing Operations(a)	62.8%	64.4%	65.4%

Reconciliation of Net Operating Income from Continuing Operations to Income from Continuing Operations:
Net Operating Income from Continuing Operations	$1,997,127	$2,010,652	$2,144,274
Add:
Fee income	14,226	15,861	15,907
Less:
Depreciation	(701,216)	(637,441)	(598,744)
Amortization	(82,469)	(64,473)	(51,441)
Ground rent	(25,467)	(20,287)	(20,325)
Corporate general and administrative	(52,242)	(62,479)	(65,790)
Impairment	(228,272)	(7,500)	—

Operating Income	921,687	1,234,333	1,423,881
Less:
Other expenses	(813,444)	(804,840)	(791,849)
Income taxes	(2,012)	(5,388)	(9,101)
Minority interests:
EOP Partnership	(11,747)	(74,152)	(89,205)
Partially owned properties	(10,973)	(8,080)	(7,120)
Add:
Income from investments in unconsolidated joint ventures	50,304	79,882	106,852
Gain on sales of real estate	21,901	99,110	—

Income from Continuing Operations	$155,716	$520,865	$633,458

Capital and tenant improvements and lease commissions	$565,538	$545,183	$428,393

Investments in unconsolidated joint ventures	$1,116,748	$1,128,175	$1,077,273

(a)	Defined as Net Operating Income from Continuing Operations divided by Total Property Operating Revenues.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
NOTE 19 — QUARTERLY DATA (UNAUDITED)

	For the three months ended

	12/31/04	9/30/04	6/30/04	3/31/04

	(Dollars in thousands, except per share data)
Total revenues(a)	$819,528	$793,928	$792,951	$789,442
Income (loss) from continuing operations(a)	$72,821	$(124,715)	$102,989	$104,619
Discontinued operations(a)	$(2,782)	$4,436	$6,519	$7,117
Income (loss) before cumulative effect of a change in accounting principle	$70,039	$(120,279)	$109,508	$111,736
Cumulative effect of a change in accounting principle	$—	$—	$—	$(33,697)
Net income (loss)	$70,039	$(120,279)	$109,508	$78,039
Earnings (loss) per share — basic:
Income (loss) before cumulative effect of a change in accounting principle per share	$0.15	$(0.32)	$0.25	$0.23
Earnings (loss) per share — diluted:
Income (loss) before cumulative effect of a change in accounting principle per share	$0.15	$(0.32)	$0.25	$0.23

(a)	The amounts presented for the first three quarters are not equal to the same amounts previously reported in Form 10-Q for each period as a result of discontinued operations. Total revenues presented for the first three quarters also differ from the same amounts previously reported in Form 10-Q for each period due to the consolidation of Concar (see Note 3 — Variable Interest Entities). Below is a reconciliation to the amounts previously reported in Form 10-Q:

	For the three months ended

	9/30/04	6/30/04	3/31/04

	(Dollars in thousands)
Total revenues previously reported	$790,718	$795,533	$796,213
Consolidation of Concar	5,069	4,454	5,693
Discontinued operations	(1,859)	(7,036)	(12,464)

Revised total revenues	$793,928	$792,951	$789,442

(Loss) income from continuing operations previously reported	$(125,178)	$106,088	$109,765
Discontinued operations	463	(3,099)	(5,146)

Revised (loss) income from continuing operations	$(124,715)	$102,989	$104,619

Discontinued operations previously reported	$4,899	$3,420	$1,971
Additional discontinued operations from properties sold subsequent to the respective reporting period	(463)	3,099	5,146

Revised discontinued operations	$4,436	$6,519	$7,117

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

NOTE 19 —	QUARTERLY DATA (UNAUDITED) — (continued)

	For the three months ended

	12/31/03	9/30/03	6/30/03	3/31/03

	(Dollars in thousands, except per share data)
Total revenues(b)	$813,333	$776,083	$773,421	$774,315
Income from continuing operations(b)	$181,787	$109,397	$101,995	$127,686
Discontinued operations(b)	$30,157	$11,286	$63,261	$29,492
Net income	$211,944	$120,683	$165,256	$157,178
Earnings per share — basic:
Net income per share	$0.51	$0.28	$0.37	$0.35
Earnings per share — diluted:
Net income per share	$0.50	$0.28	$0.37	$0.35

(b)	The amounts presented for the four quarters are not equal to the same amounts previously reported in Form 10-Q or Form 10-K for each period as a result of discontinued operations. Below is a reconciliation to the amounts previously reported in Form 10-Q or Form 10-K:

	For the three months ended

	12/31/03	9/30/03	6/30/03	3/31/03

	(Dollars in thousands)
Total revenues previously reported	$828,748	$778,060	$780,630	$788,669
Discontinued operations	(15,415)	(1,977)	(7,209)	(14,354)

Revised total revenues	$813,333	$776,083	$773,421	$774,315

Income from continuing operations previously reported	$188,857	$110,011	$105,483	$135,089
Discontinued operations	(7,070)	(614)	(3,488)	(7,403)

Revised income from continuing operations	$181,787	$109,397	$101,995	$127,686

Discontinued operations previously reported	$23,087	$10,672	$59,773	$22,089
Additional discontinued operations from properties sold subsequent to the respective reporting period	7,070	614	3,488	7,403

Revised discontinued operations	$30,157	$11,286	$63,261	$29,492

NOTE 20 — RELATED PARTY TRANSACTIONS
      Amounts paid to related parties for the years ended December 31, 2004, 2003 and 2002 were as follows:

	For the years ended
	December 31,

	2004	2003	2002

	(Dollars in thousands)
Development fees, leasing commissions and management fees(a)	$1,532	$3,569	$4,727
Office rent(b)	3,755	3,959	3,904

Total	$5,287	$7,528	$8,631

Payable to related parties at year end	$313	$273	$1,748

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

NOTE 20 —	RELATED PARTY TRANSACTIONS — (continued)

(a)	The amounts paid in 2004 and 2003 were paid to an affiliate of William Wilson III, one of our trustees through May 2004, whereas amounts paid in 2002 were paid to Wilson/ Equity Office, LLC (“W/ EO”). We entered into a joint venture agreement with Wilson Investors in 2000 for the purpose of developing, constructing, leasing and managing developments in northern California. We own 49.9% of W/ EO and Wilson Investors owns 50.1% of W/ EO. William Wilson III, through his ownership of Wilson Investors, indirectly owns approximately 22% of W/ EO and approximately 30% of any promote to which Wilson Investors is entitled under the joint venture agreement. We agreed to loan up to $25 million to Wilson Investors for its required contribution to W/ EO at a 15% interest rate per annum. In 2002, Wilson Investors repaid the outstanding loan balance of approximately $12.0 million of principal and approximately $2.0 million of accrued interest. Upon this repayment and as a result of certain transactions with Wilson Investors, the loan commitment was terminated. Our investment in W/ EO as of December 31, 2004 and 2003 was approximately $0.4 million and $1.3 million, respectively, which represents an indirect interest in Concar (a consolidated office property).

We created joint ventures with W/ EO and also, in certain cases, unaffiliated parties for the development of various office properties. We agreed to provide first mortgage financing to the ownership entities of each of these developments at the greater of 6.5% or LIBOR plus 3.25%, generally maturing 36 months after initial funding or earlier at our option, in the event alternative financing sources are available on terms reasonably acceptable to Wilson Investors and any unaffiliated party. The aggregate amount of any such financing would generally be capped at 70% of budgeted construction costs (76% in the case of Concar which, at December 31, 2002 had been completed and leased and as such is now reflected as investment in real estate). At December 31, 2002, we had committed to make mortgage loans for Foundry Square IV and Concar totaling approximately $96 million of which approximately $74 million in principal and approximately $0.4 million in accrued interest was outstanding. The total principal and interest outstanding on these mortgage loans at December 31, 2004 and 2003 was approximately $40 million. The mortgage loan for Foundry Square IV was repaid in 2003 in connection with the sale of the property. Following this sale, W/ EO’s sole asset is its ownership interest in Concar. In accordance with the W/ EO operating agreement, we may, but are not required to, purchase the W/ EO interest in Concar.

In December 2002, we completed a transaction with W/ EO and Wilson Investors pursuant to which we acquired W/ EO’s interests in various projects known as Foundry Square II, Foundry Square III (a land parcel that was under option), the Ferry Building, San Rafael Corporate Center I and San Rafael Corporate Center II (a land parcel). Wilson Investors acquired W/ EO’s interest in a project known as Larkspur (a land parcel under option) and Wilson Investors acquired the operating business and all assets of W/ EO other than its ownership interests in the development projects known as Foundry Square IV and Concar. W/ EO’s and our interests in Foundry Square IV and Concar remained unchanged as a result of this transaction. Joint ventures with other unaffiliated parties on the projects in which we acquired W/EO’s interest also remain unchanged as a result of this transaction. This transaction was accounted for as a nonmonetary exchange because the assets included in the exchange were similar and because the cash consideration exchanged was minimal. No gain or loss was recognized in connection with the transaction. A Wilson Investors subsidiary continued to provide the development management services to Foundry Square II, the Ferry Building and Concar through project stabilization. In 2004, the final project reached stabilization and accordingly, the subsidiary of Wilson Investors has ceased providing development management services. We also engaged a subsidiary of Wilson Investors to provide leasing brokerage services for Foundry Square II and the Ferry Building. These services for Foundry Square II were terminated by us and these services for the Ferry Building were terminated in part by us in January 2004.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

NOTE 20 —	RELATED PARTY TRANSACTIONS — (continued)

(b)	We lease office space from Two North Riverside Plaza Joint Venture, a partnership composed of trusts established for the benefit of the families of Samuel Zell and Robert Lurie, a deceased former business partner of Mr. Zell. The term of the lease expires on May 31, 2014.

Amounts Received from Related Parties
      In July 2004, we disposed of the remaining common shares issued upon conversion of junior subordinate debentures of Capital Trust for approximately $32.1 million and recognized a gain of approximately $2.3 million. In September 2002, we also received approximately $20.1 million upon redemption of the non-convertible common shares issued upon conversion of junior subordinate debentures of Capital Trust. Our investment was included in Prepaid Expenses and Other Assets. Prior to selling our investment, we received approximately $1.5 million, $3.0 million and $4.8 million of dividends from the shares during 2004, 2003 and 2002, respectively. Mr. Zell (the Chairman of our Board of Trustees) is Chairman of the Board and a principal stockholder of Capital Trust, Mr. Dobrowski (a Trustee on our Board of Trustees), is also a Trustee of Capital Trust, and Ms. Rosenberg (a Trustee on our Board of Trustees) was a Trustee of Capital Trust.
      We have entered into third-party management contracts and a licensing agreement to provide property management and leasing services at certain properties owned or controlled by affiliates of Mr. Zell. Income recognized by us for providing these management services during 2004, 2003 and 2002 was approximately $0.9 million, $0.8 million and $1.0 million, respectively.
      In addition, we provided real estate tax consulting and risk management services to related parties for which we received approximately $0.5 million, $0.3 million and $1.6 million, during 2004, 2003 and 2002, respectively.
      During 2003, we received approximately $0.8 million from W/ EO for lease commissions, respectively.
NOTE 21 — SHARE-BASED EMPLOYEE COMPENSATION PLANS
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
      The purpose of the 1997 Plan is to attract and retain highly qualified executive officers, trustees and employees. Through the 1997 Plan, eligible officers, trustees, employees and consultants are offered the opportunity to acquire Common Shares pursuant to grants of (a) options to purchase Common Shares (“Options”) and (b) Share Awards (defined below). The 1997 Plan is administered by the Compensation Committee of the Board of Trustees (the “Compensation Committee”), which is appointed by the Board of Trustees. The Compensation Committee interprets the 1997 Plan and determines the terms and provisions of Options and Share Awards. In 2004, 2003 and 2002 the Common Shares subject to Options and Share Awards under the 1997 Plan were limited to approximately 30.6 million, 31.4 million and 32.0 million, respectively. The maximum aggregate number of Options and Share Awards that may be granted under the 1997 Plan may not exceed 6.8% of the outstanding Common Shares calculated on a fully diluted basis and determined annually on the first day of each calendar year. The issuance of awards or shares under the 2003 Plan does not increase the number of shares that may be issued under the 1997 Plan. No more than one-half of the maximum aggregate number of Options and Share Awards may be granted as Share Awards. To the extent that Options expire unexercised or are terminated, surrendered or canceled, the Options and Share Awards become available for future grants under the 1997 Plan, unless the 1997 Plan has terminated.
      The 1997 Plan permits the issuance of Share Awards to executive officers, trustees and key employees. A Share Award is an award of a Common Share which (a) may be fully vested upon issuance (“Share Award”) or (b) may vest over time (“Restricted Share Award”). Generally, members of the Board of Trustees have

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
NOTE 21 — SHARE-BASED EMPLOYEE COMPENSATION PLANS — (continued)
been granted Share Awards pursuant to the 1997 Plan as payment of their board fees. In each case, the number of Share Awards granted to trustees was equal to the dollar value of the fee divided by the fair market value of a Common Share on the date the fee would have been paid.
      Our shareholders approved the 2003 Plan at our 2003 annual meeting of shareholders. A total of 20,000,000 Common Shares are reserved for issuance under the 2003 Plan to trustees, officers, employees and consultants of Equity Office and its subsidiaries. The 2003 Plan provides for awards of share options, restricted shares, unrestricted shares, share units, dividend equivalent rights, share appreciation rights and performance awards. No more than 10,000,000 of the Common Shares reserved under the 2003 Plan may be issued in connection with awards other than options. The maximum number of shares subject to options and share appreciation rights that can be awarded to any person is 750,000 per year, and the maximum number of shares that can be awarded to any person, other than pursuant to an option or share appreciation right, is 300,000 per year. The 2003 Plan is administered by the Compensation Committee. Subject to the terms of the 2003 Plan, the Compensation Committee may select participants to receive awards, determine the types of awards and the terms and conditions of awards, and interpret the provisions of the 2003 Plan.
      Under both the 1997 Plan and 2003 Plan, the Compensation Committee determines the vesting schedule of each Share Award and Option. During 2004, officers’ bonuses were paid in Restricted Share Awards. Twelve days after the grant date 75% of the Restricted Share Awards granted to vice presidents vested and 50% of the Restricted Share Awards granted to senior vice presidents, executive vice presidents and the president vested. The remaining unvested Restricted Share Awards vest evenly over a four-year period on each of the first four anniversaries of the grant date. All other Restricted Share Awards granted in 2004 vest evenly over a four-year period, 25% per year on each of the first four anniversaries of the grant date, whereas Restricted Share Awards granted in 2003 and 2002 vest evenly over a five-year period, 20% per year on each of the first five anniversaries of the grant date. Restricted Share Awards granted before 2002 vest over a five-year period as follows: 50% on the third anniversary of the grant date, 25% on the fourth anniversary of the grant date and the remaining 25% on the fifth anniversary of the grant date. As to the Options that have been granted, each vests evenly over a three year period, one-third per year on each of the first three anniversaries of the grant date. The exercise price for Options is equivalent to the fair market value of the underlying Common Shares at the grant date. The Compensation Committee also determines the term of each Option, which shall not exceed 10 years from the grant date.
      The fair value for Options granted in 2004, 2003 and 2002 was estimated at the time the Options were granted using the Black-Scholes option-pricing model applying the following weighted average assumptions:

	Options Granted in

Assumptions:	2004	2003	2002

Risk-free interest rate	3.6%	3.2%	4.2%
Expected dividend yield	7.0%	6.6%	7.0%
Volatility	0.21	0.22	0.19
Weighted average expected life of the Options	7 years	7 years	5 years
Weighted average fair value of Options granted	$2.18	$2.36	$2.29
      The Black-Scholes option-pricing model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, option-pricing models require the input of highly subjective assumptions, including the expected stock price volatility.
      In 2004, 2003 and 2002, we recognized compensation expense related to Restricted Shares and Options issued to employees of $18.0 million, $17.1 million and $15.0 million, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
NOTE 21 — SHARE-BASED EMPLOYEE COMPENSATION PLANS — (continued)
      The table below summarizes the Option activity under our 1997 Plan and 2003 Plan for the last three years:

		Weighted Average
	Common Shares	Exercise Price
	Subject to Options	Per Option

Balance at December 31, 2001	16,286,353	$26.41
Options granted	6,540,705	28.36
Options canceled	(592,102)	28.98
Options exercised	(1,739,863)	23.00

Balance at December 31, 2002	20,495,093	27.18
Options granted	3,550,017	24.70
Options canceled	(1,358,070)	27.78
Options exercised	(1,661,333)	22.72

Balance at December 31, 2003	21,025,707	27.10
Options granted	3,929,195	28.50
Options canceled	(1,237,162)	28.42
Options exercised	(2,489,462)	23.81

Balance at December 31, 2004	21,228,278	$27.66

      The following table summarizes information regarding Options outstanding at December 31, 2004:

	Options Outstanding			Options Exercisable		Options Not Exercisable

		Weighted-
		average	Weighted-		Weighted-		Weighted-
		remaining	average		average		average
		contractual life	exercise		exercise		exercise
Range of Exercise Prices	Options	in years(a)	price	Options	price	Options	price

$14.31 to $21.00	684,512	2.6	$20.87	684,512	$20.87	—	$—
$21.07 to $23.40	425,723	3.9	23.15	425,723	23.15	—	—
$24.23 to $24.62	4,468,928	6.7	24.40	2,827,356	24.32	1,641,572	24.53
$25.90 to $28.36	5,733,720	6.9	28.16	4,057,823	28.18	1,675,897	28.10
$28.54 to $29.50	5,647,054	7.1	28.89	2,081,639	29.48	3,565,415	28.54
$29.76 to $33.00	4,268,341	5.6	30.34	4,265,566	30.34	2,775	29.93

$14.31 to $33.00	21,228,278	6.4	$27.66	14,342,619	$27.75	6,885,659	$27.48

(a)	Expiration dates ranged from January 2005 to December 2014.
Restricted Shares
      During 2004, 2003 and 2002, there were 1,235,225, 926,511 and 541,055 Restricted Share Awards granted, respectively. The Restricted Shares Awards issued in 2004, 2003 and 2002 were valued at an average price of $28.50, $24.56 and $28.01 each, respectively. The value of the Restricted Share Awards is recognized as compensation expense evenly over the vesting period.
Non-Qualified Purchase Plan
      The Non-Qualified Purchase Plan was adopted to encourage eligible employees and trustees to purchase Common Shares. Under the Non-Qualified Purchase Plan, a total of 2,000,000 Common Shares are reserved

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
NOTE 21 — SHARE-BASED EMPLOYEE COMPENSATION PLANS — (continued)
for issuance. The minimum amount an eligible employee can contribute is $10 per pay period. The maximum amount an eligible employee can contribute is 20% of gross pay per pay period, up to $100,000 per calendar year. Trustees may contribute up to $100,000 per year. Contributions are held as part of the general assets of Equity Office. All contributions are fully vested. At the end of each purchase period, participant contributions are used to purchase Common Shares. The price for the Common Shares is 85% of the lesser of: (a) the closing price of the Common Shares on the last business day of the applicable purchase period or (b) the average closing price of the Common Shares for the purchase period. The number of Common Shares purchased is calculated on a per participant basis by dividing the contributions made by each participant during the Purchase Period by the purchase price. Only whole Common Shares are purchased, with any partial share of remaining cash being rolled over to the next purchase period. Shares purchased under the Non-Qualified Purchase Plan generally may not be sold, transferred or disposed of until the first anniversary of the purchase. If a participant violates this restriction, he or she is required to pay Equity Office an amount equal to the discount on the shares when purchased less, the excess, if any, of the amount the participant paid for the shares over the then current market price of the shares. At December 31, 2004, a total of 1,426,221 Common Shares remained available for issuance under the Non-Qualified Purchase Plan. Common Share purchases under this plan totaled 83,222, 93,815 and 90,484 in 2004, 2003 and 2002, respectively. In 2004, 2003 and 2002, we recognized compensation expense related to Common Shares issued under this plan of approximately $0.4 million, $0.5 million and $0.4 million, respectively.
NOTE 22 — 401(K) PLAN
      Our 401(k) Plan was established to cover eligible employees and employees of any designated affiliate. The 401(k) Plan permits eligible persons to defer up to 50% of their annual compensation into the 401(k) Plan, subject to certain limitations imposed by the Internal Revenue Code. Employees’ elective deferrals are immediately vested upon contribution to the 401(k) Plan. We match employee contributions to the 401(k) Plan dollar for dollar up to 4% of the employee’s annual salary. In addition, we may elect to make an annual discretionary profit-sharing contribution. Approximately $7.9 million, $6.7 million and $4.2 million was recognized as expense in each of the years ended December 31, 2004, 2003 and 2002, respectively.
NOTE 23 — COMMITMENTS AND CONTINGENCIES
Concentration of Credit Risk
      We maintain cash and cash equivalents at financial institutions. The combined account balances at each institution typically exceed FDIC insurance coverage and, as a result, there is a concentration of credit risk related to amounts on deposit in excess of FDIC insurance coverage. We believe this risk is not significant.
Environmental
      As an owner of real estate, we are subject to various environmental laws of federal and local governments. Our compliance with existing laws has not had a material adverse effect on our financial condition and results of operations, and we do not believe it will have a material adverse effect in the future. However, we cannot predict the impact of unforeseen environmental contingencies or new or changed laws or regulations on our properties, properties we have sold, or on properties that we may acquire.
Litigation
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
NOTE 23 — COMMITMENTS AND CONTINGENCIES — (continued)
Contingencies
      Certain joint venture agreements contain buy/sell options in which each party has the option to acquire the interest of the other party. Except for certain agreements in which our partners in one of our properties can require us to buy their interests, such agreements do not generally require that we buy our partners’ interest. The exceptions allow our unaffiliated partners, at their election, to require that we buy their interests during specified future time periods, commencing in 2009 and at amounts that represent the fair market value of their interest at that time or at amounts based on formulas contained in the respective agreements. In addition, we have granted options to each of three tenants to purchase the property it occupies.
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
      Approximately 230 of our properties, consisting of 30.9 million square feet, are subject to restrictions on taxable dispositions under tax protection agreements entered into with some of the contributors of the properties. The carrying value of these properties was approximately $6.5 billion at December 31, 2004. The restrictions on taxable dispositions are effective for periods expiring at different times through 2021. The terms of these tax protection agreements generally prevent us from selling the properties in taxable transactions unless we indemnify the contributing partners for their income tax liability on the portion of the gain on sale allocated to them as a result of the property’s value at the time of its contribution to us or, in some cases, to our predecessor. We do not believe that the tax protection agreements materially affect the conduct of our business or our decisions whether to dispose of restricted properties during the restriction period because we generally hold these and our other properties for investment purposes, rather than for sale. Historically, however, where we have deemed it to be in our shareholders’ best interests to dispose of restricted properties, we have done so through transactions structured as tax-deferred transactions under section 1031 of the Internal Revenue Code. We anticipate structuring most future dispositions of restricted properties as transactions intended to qualify for tax-deferred treatment. We therefore view the likelihood of incurring any such material indemnification obligations to be remote. Were we to dispose of a restricted property in a taxable transaction, we generally would be required to pay to a partner that is a beneficiary of one of the tax protection agreements an amount based on the amount of income tax the partner would be required to pay on the incremental gain allocated to such partner as a result of the built-in gain that existed with respect to such property at the time of its contribution to us, or in some cases, to our predecessor. In some cases there is a further requirement to reimburse any additional tax liability arising from the indemnification payment itself. The exact amount that would be payable with respect to any particular taxable sale of a restricted property would depend on a number of factors, many of which can only be calculated at the time of any future sale, including the sale price of the property at the time of the sale, the partnership’s basis in the property at the time of the sale, the partner’s basis in the assets at the time of the contribution, the partner’s applicable rate of federal, state and local taxation at the time of the sale, and the timing of the sale itself.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
NOTE 23 — COMMITMENTS AND CONTINGENCIES — (continued)
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

Type of Insurance		Third-Party Coverage
Coverage	Equity Office Loss Exposure/Deductible	Limitation

Property damage and
business interruption(a)	$50 million per occurrence and $75 million annual aggregate exposure (which includes amounts paid for earthquake loss), plus $1 million per occurrence deductible	$1.0 billion per occurrence(c)
Earthquake(a)(b)	$75 million per occurrence and annual aggregate exposure (which includes amounts paid for property damage and business interruption loss), plus $1 million per occurrence deductible	$325 million in the aggregate per year(c)
Acts of terrorism(d)	$2.8 million per occurrence deductible (plus 10% of each and every loss with a maximum per occurrence exposure of $35.3 million which includes the $2.8 million deductible)	$825 million per occurrence(e)

(a)	We retain up to $75 million annual aggregate of such loss throughout the portfolio. In the event of a loss in excess of this retention limit, the third-party insurance carriers would be obligated to cover the losses up to the stated coverage amounts in the above table.

(b)	The amount of the third party insurance relating to earthquakes is based on maximum probable loss studies performed by independent third parties. The maximum annual aggregate payment amount for earthquake loss is $325 million, inclusive of our loss exposure of $75 million plus $1 million per occurrence deductible. There can be no assurance that the maximum probable loss studies have accurately estimated losses that may occur.

(c)	These amounts include our loss exposure/deductible amount.

(d)	The coverage includes nuclear, chemical and biological events. The coverage does not apply to non-TRIA (Terrorism Insurance Act of 2002) events (which are terrorism events that are not committed by a foreigner or a foreign country). We maintain separate insurance with a $325 million annual aggregate limit subject to a deductible of $1 million for non-TRIA events. This separate coverage for non-TRIA events excludes nuclear, biological and chemical events. The Terrorism Insurance Act of 2002 will expire December 31, 2005 and there is a risk it will not be extended past this date. Should the act not be extended, the structure, terms or conditions (including premiums and coverage) of our terrorism insurance program would likely be affected for future periods.

(e)	This amount is in excess of our deductible amounts.
      Pollution: We have pollution and remediation insurance coverage for both sudden and gradual events. Limits for this exposure are $2 million per loss and $10 million aggregate per year subject to a deductible of $100,000.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
NOTE 23 — COMMITMENTS AND CONTINGENCIES — (continued)
      Workers Compensation, Automobile Liability and General Liability: We have per occurrence deductible amounts for workers compensation of $500,000, auto liability of $250,000 and general liability of $1,000,000.
NOTE 24 — SUBSEQUENT EVENTS
      The following transactions occurred subsequent to December 31, 2004, through March 14, 2005:

1.	We acquired Summit at Douglas Ridge Phase I, which consists of one office building comprising approximately 92,941 square feet in Roseville, California for a purchase price of approximately $25.0 million.

2.	We disposed of the following properties:

		Number of
		Buildings	Square Feet	Sales Price
Property	Location	(Unaudited)	(Unaudited)	(Dollars in thousands)

Northland Plaza(a)	Bloomington, MN	1	296,967	$43,000
Meier Central North — Buildings 13 and 14	Santa Clara, CA	2	29,200	1,986
Water’s Edge(b)	Playa Vista, CA	2	243,433	85,500
One Devon Square, Two Devon Square and Three Devon Square	Wayne, PA	3	142,493	23,000
Meier Central South — Building 12	Santa Clara, CA	1	31,500	2,867
One Valley Square, Two Valley Square, Three Valley Square, Four and Five Valley Square, Oak Hill Plaza, Walnut Hill Plaza and Four Falls	Suburban Philadelphia, PA	8	863,124	136,000

	Total	17	1,606,717	$292,353

(a)	This property was classified as held for sale at December 31, 2004 and written down to its estimated fair value less costs to sell, which approximated the fair value at the time of sale.
         (b) We sold our 87.5% interest in this property.

3.	We repaid $125 million of 6.88% unsecured notes and $400 million of 6.63% unsecured notes that matured in February 2005.

4.	We repaid the mortgage debt that encumbered the Island Corporate Center and San Mateo Bay Center II office properties for a total of approximately $21.8 million.

5.	We obtained a $250 million unsecured term loan facility, which bears interest at LIBOR plus 35 basis points (the spread is subject to change based on our credit rating) and matures in February 2006. Amounts borrowed under this facility are required to be repaid with net proceeds from the issuance of unsecured notes, and at our option, with certain proceeds from future asset sales. We have the option through August 2005 to increase the facility up to $600 million. Upon exercise of the option, the interest rate will increase to 65 basis points (this spread is subject to change based on our credit rating). This term loan facility is subject to the same financial covenants as our existing $1 billion line of credit.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
NOTE 24 — SUBSEQUENT EVENTS — (continued)

6.	Effective January 4, 2005, we signed an amendment to a lease that reduced a tenant’s space at 1301 Avenue of the Americas, New York, NY, from approximately 564,000 square feet to approximately 250,000 square feet. In connection with this agreement, we recognized a lease termination fee of approximately $44.4 million, net of outstanding deferred rent receivable balances.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.
      None.

Item 9A.	Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
      As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon their evaluation as of December 31, 2004, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are effective to ensure that information required to be disclosed by us in our Exchange Act filings is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms.
Management’s Report on Internal Control over Financial Reporting
      Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2004 based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2004.
      Management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2004 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included elsewhere herein.
Changes in Internal Control over Financial Reporting
      There were no changes in our internal control over financial reporting identified in connection with the evaluation referred to above that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information.
      None.

PART III

Item 10.	Directors and Executive Officers of the Registrant.
      Information about Trustees of Equity Office and Section 16(a) beneficial ownership reporting compliance is incorporated by reference from the discussion under Proposal 1 in our Proxy Statement for the 2005 Annual Meeting of Shareholders. The balance of the response to this item is contained in the discussion entitled “Executive and Senior Officers of Equity Office” under Item 1 of Part I of this report.
      Information about our audit committee financial expert is incorporated by reference to our Proxy Statement for the 2005 Annual Meeting of Shareholders.
      We have adopted a code of ethics that applies to our principal officer, principal financial officer and principal accounting officer, which is available on our website at www.equityoffice.com. Any amendment to, or waiver from, a provision of such code of ethics will be posted on our website.

Item 11.	Executive Compensation.
      Information about executive compensation is incorporated by reference from the discussion under the heading “Executive Compensation” in our Proxy Statement for the 2005 Annual Meeting of Shareholders.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
      Information about security ownership of certain beneficial owners and management, and information about our equity compensation plans are incorporated by reference from the discussion under the headings “Common Share and Unit Ownership by Trustees and Executive Officers” and “Equity Compensation Plan Information” in our Proxy Statement for the 2005 Annual Meeting of Shareholders.

Item 13.	Certain Relationships and Related Transactions.
      Information about certain relationships and transactions with related parties is incorporated herein by reference from the discussion under the heading “Certain Relationships and Related Transactions” in our Proxy Statement for the 2005 Annual Meeting of Shareholders.

Item 14.	Principal Accountant Fees and Services.
      Information about principal accountant fees and services is incorporated by reference from the discussion under the heading Proposal 2: Ratification of the Audit Committee’s Appointment of Independent Auditors in our Proxy Statement for the 2005 Annual Meeting of Shareholders.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.
      (a)(1) Financial Statements:
           Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2004 and 2003

Consolidated Statements of Operations for the years ended December 31, 2004, 2003 and 2002

Consolidated Statements of Changes in Shareholders’ Equity for the years ended December 31, 2004, 2003 and 2002

Consolidated Statements of Net Comprehensive Income for the years ended December 31, 2004, 2003 and 2002

Consolidated Statements of Cash Flows for the years ended December 31, 2004, 2003 and 2002
           Notes to Consolidated Financial Statements
      (a)(2) Financial Statement Schedules:
           Schedule III — Real Estate and Accumulated Depreciation as of December 31, 2004
      All other schedules for which provision is made in the applicable accounting regulations of the SEC are not required under the related instructions or are inapplicable and therefore have been omitted.
      (a)(3) Exhibits:

The exhibits required by this item are set forth on the Exhibit Index attached hereto.
      (b) Exhibits:

See Item 15(a)(3) above.
      (c) Financial Statement Schedules:
           Schedule III — Real Estate and Accumulated Depreciation as of December 31, 2004.

SIGNATURES
      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Equity Office Properties Trust

By:	/s/ Richard D. Kincaid

Richard D. Kincaid
President and Chief Executive Officer

Date: March 16, 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities indicated as of March 16, 2005.

Signature	Title

/s/ Richard D. Kincaid Richard D. Kincaid	President, Chief Executive Officer and Trustee (principal executive officer)

/s/ Marsha C. Williams Marsha C. Williams	Executive Vice President and Chief Financial Officer (principal financial officer)

/s/ Virginia L. Seggerman Virginia L. Seggerman	Senior Vice President and Chief Accounting Officer (principal accounting officer)

/s/ Samuel Zell Samuel Zell	Chairman of the Board of Trustees

/s/ Marilyn A. Alexander Marilyn A. Alexander	Trustee

/s/ Thomas E. Dobrowski Thomas E. Dobrowski	Trustee

/s/ William M. Goodyear William M. Goodyear	Trustee

/s/ James D. Harper, Jr. James D. Harper, Jr.	Trustee

/s/ David K. McKown David K. McKown	Trustee

/s/ Sheli Z. Rosenberg Sheli Z. Rosenberg	Trustee

Signature	Title

Stephen I. Sadove	Trustee

Edwin N. Sidman	Trustee

Sally Susman	Trustee

/s/ Jan H.W.R. van der Vlist Jan H.W.R. van der Vlist	Trustee

EXHIBIT INDEX

Exhibit No.	Description	Location

3.1	Restated Declaration of Trust	Incorporated by reference to Exhibit 3.2 to Equity Office’s 2003 Third Quarter Form 10-Q

3.2	Third Amended and Restated Bylaws	Incorporated by reference to Exhibit 3.1 to Equity Office’s 2003 First Quarter Form 10-Q

4.1	Indenture, dated as of September 2, 1997, between EOP Partnership and State Street Bank and Trust Company	Incorporated by reference to Exhibit 4.1 to Equity Office’s 1997 Annual Report on Form 10-K, as amended

4.2	First Supplemental Indenture, dated as of February 9, 1998, between EOP Partnership and State Street Bank and Trust Company	Incorporated by reference to Exhibit 4.2 to Equity Office’s 1997 Annual Report on Form 10-K, as amended

4.3	$200,000,000 6.625% Note due 2005. Another $200,000,000 6.625% Note due 2005, identical in all material respects to the Note filed as Exhibit 4.4 to Equity Office’s 1997 Annual Report on Form 10-K, as amended, has not been filed	Incorporated by reference to Exhibit 4.4 to Equity Office’s 1997 Annual Report on Form 10-K, as amended

4.4	$200,000,000 6.750% Note due 2008. A $100,000,000 6.750% Note due 2008, identical in all material respects other than principal amount to the Note filed as Exhibit 4.5 to Equity Office’s 1997 Annual Report on Form 10-K, as amended, has not been filed	Incorporated by reference to Exhibit 4.5 to Equity Office’s 1997 Annual Report on Form 10-K, as amended

4.5	$200,000,000 7.250% Note due 2018. A $50,000,000 7.250% Note due 2018, identical in all material respects other than principal amount to the Note filed as Exhibit 4.6 to Equity Office’s Annual Report on Form 10-K for the year ended December 31, 1997, as amended, has not been filed	Incorporated by reference to Exhibit 4.6 to Equity Office’s 1997 Annual Report on Form 10-K, as amended

4.6	$30,000,000 7.24% Senior Note due 2004	Incorporated by reference to Exhibit 4.8 to Equity Office’s 1997 Annual Report on Form 10-K, as amended

4.7	$50,000,000 7.36% Senior Note due 2005	Incorporated by reference to Exhibit 4.9 to Equity Office’s 1997 Annual Report on Form 10-K, as amended

4.8	$50,000,000 7.44% Senior Note due 2006	Incorporated by reference to Exhibit 4.10 to Equity Office’s 1997 Annual Report on Form 10-K, as amended

4.9	$50,000,000 7.41% Senior Note due 2007	Incorporated by reference to Exhibit 4.11 to Equity Office’s 1997 Annual Report on Form 10-K, as amended)

Exhibit No.	Description	Location

4.10	$250,000,000 6.50% Notes due 2004	Incorporated by reference to Exhibit 4.12 to Equity Office’s 2000 Annual Report on Form 10-K, as amended

4.11	$300,000,000 6.763% Notes due 2007	Incorporated by reference to Exhibit 4.13 to Equity Office’s 2000 Annual Report on Form 10-K, as amended

4.12	$225,000,000 7.25% Notes due 2028	Incorporated by reference to Exhibit 4.14 to Equity Office’s 2000 Annual Report on Form 10-K, as amended

4.13	$300,000,000 6.5% Notes due 2004	Incorporated by reference to Exhibit 4.16 to Equity Office’s 2000 Annual Report on Form 10-K, as amended

4.14	$500,000,000 6.8% Notes due 2009	Incorporated by reference to Exhibit 4.17 to Equity Office’s 2000 Annual Report on Form 10-K, as amended

4.15	$200,000,000 7.5% Notes due April 19, 2029	Incorporated by reference to Exhibit 4.23 to EOP Partnership’s Current Report on Form 8-K filed with the SEC on April 19, 1999

4.16	$400,000,000 8.375% Note due March 15, 2006	Incorporated by reference to Exhibit 4.24 to EOP Partnership’s Current Report on Form 8-K filed with the SEC on March 24, 2000

4.17	$100,000,000 8.375% Note due March 15, 2006	Incorporated by reference to Exhibit 4.25 to EOP Partnership’s Current Report on Form 8-K filed with the SEC on March 24, 2000

4.18	$360,000,000 8.10% Note due August 1, 2010 of EOP Partnership	Incorporated by reference to Exhibit 4.1 to EOP Partnership’s Current Report on Form 8-K filed with the SEC on August 8, 2000

4.19	Indenture, dated August 23, 2000, by and among EOP Partnership, Equity Office and State Street Bank and Trust Company	Incorporated by reference to Exhibit 4.1 to Equity Office’s Registration Statement on Form S-3 (SEC File No. 333-47754)

4.20	$300,000,000 (or applicable lesser amount) Senior Exchangeable Note due November 15, 2008, and related Guarantee	Incorporated by reference to Exhibit 4.23 to Equity Office’s 2001 Annual Report on Form 10-K, as amended

4.21	$25,000,000 (or applicable lesser amount) Senior Exchangeable Note due November 15, 2008, and related Guarantee	Incorporated by reference to Exhibit 4.24 to Equity Office’s 2001 Annual Report on Form 10-K, as amended

4.22	$325,000,000 (or applicable lesser amount) Senior Exchangeable Notes due November 15, 2008, and related Guarantee	Incorporated by reference to Exhibit 4.25 to Equity Office’s 2001 Annual Report on Form 10-K, as amended

4.23	Indenture, dated August 29, 2000, by and between EOP Partnership and U.S. Bank National Association (formerly known as U.S. Bank Trust National Association)	Incorporated by reference to Exhibit 4.1 to EOP Partnership’s Registration Statement on Form S-3, as amended (SEC File No. 333-43530)

Exhibit No.	Description	Location

4.24	First Supplemental Indenture, dated June 18, 2001, among EOP Partnership, Equity Office and U.S. Bank National Association (formerly known as U.S. Bank Trust National Association)	Incorporated by reference to Exhibit 4.2 to Equity Office’s Registration Statement on Form S-3, as amended (SEC File No. 333-58976)

4.25	$400,000,000 7 3/4% Note due 2007	Incorporated by reference to Exhibit 4.5 to EOP Partnership’s Current Report on Form 8-K filed with the SEC on November 20, 2000

4.26	$200,000,000 7 3/4% Note due 2007	Incorporated by reference to Exhibit 4.6 to EOP Partnership’s Current Report on Form 8-K filed with the SEC on November 20, 2000

4.27	$500,000,000 7.000% Note due July 15, 2011, and related Guarantee	Incorporated by reference to Exhibit 4.4 to EOP Partnership’s Current Report on Form 8-K filed with the SEC on July 18, 2001
4.28	$500,000,000 7.000% Note due July 15, 2011, and related Guarantee	Incorporated by reference to Exhibit 4.5 to EOP Partnership’s Current Report on Form 8-K filed with the SEC on July 18, 2001

4.29	$100,000,000 7.000% Note due July 15, 2011, and related Guarantee	Incorporated by reference to Exhibit 4.6 to EOP Partnership’s Current Report on Form 8-K filed with the SEC on July 18, 2001

4.30	$300,000,000 7.875% Note due July 15, 2031, and related Guarantee	Incorporated by reference to Exhibit 4.7 to EOP Partnership’s Current Report on Form 8-K filed with the SEC on July 18, 2001

4.31	$400,000,000 6 3/4% Note due February 15, 2012, and related Guarantee	Incorporated by reference to Exhibit 4.1 to EOP Partnership’s Current Report on Form 8-K filed with the SEC on February 15, 2002

4.32	$100,000,000 6 3/4% Note due February 15, 2012, and related Guarantee	Incorporated by reference to Exhibit 4.2 to EOP Partnership’s Current Report on Form 8-K filed with the SEC on February 15, 2002

4.33	Indenture, dated as of December 6, 1995, among Spieker and State Street Bank and Trust, as Trustee	Incorporated by reference to Exhibit 99.17.1 to Equity Office’s Current Report on Form 8-K filed with the SEC on July 5, 2001

4.34	Fourth Supplemental Indenture, dated as of January 24, 1996, among Spieker, Spieker Partnership and State Street	Incorporated by reference to Exhibit 99.17.7 to Equity Office’s Current Report on Form 8-K filed with the SEC on July 5, 2001

4.35	$100,000,000 6.90% Note due January 15, 2004	Incorporated by reference to Exhibit 99.17.8 to Equity Office’s Current Report on Form 8-K filed with the SEC on July 5, 2001

Exhibit No.	Description	Location

4.36	Fifth Supplemental Indenture, dated as of June 20, 1996, among Spieker, Spieker Partnership and State Street	Incorporated by reference to Exhibit 99.17.9 to Equity Office’s Current Report on Form 8-K filed with the SEC on July 5, 2001

4.37	$100,000,000 Medium-Term Notes due nine months or more from July 19, 1996	Incorporated by reference to Exhibit 99.17.10 to Equity Office’s Current Report on Form 8-K filed with the SEC on July 5, 2001

4.38	Sixth Supplemental Indenture, dated as of December 10, 1996, among Spieker, Spieker Partnership and State Street	Incorporated by reference to Exhibit 99.17.12 to Equity Office’s Current Report on Form 8-K filed with the SEC on July 5, 2001

4.39	$100,000,000 7.125% Note due December 1, 2006	Incorporated by reference to Exhibit 99.17.13 to Equity Office’s Current Report on Form 8-K filed with the SEC on July 5, 2001

4.40	Seventh Supplemental Indenture, dated as of December 10, 1996, among Spieker, Spieker Partnership and State Street	Incorporated by reference to Exhibit 99.17.14 to Equity Office’s Current Report on Form 8-K filed with the SEC on July 5, 2001

4.41	$25,000,000 7.875% Note due December 1, 2016	Incorporated by reference to Exhibit 99.17.15 to Equity Office’s Current Report on Form 8-K filed with the SEC on July 5, 2001

4.42	Eighth Supplemental Indenture, dated as of July 14, 1997, among Spieker, Spieker Partnership and State Street	Incorporated by reference to Exhibit 99.17.16 to Equity Office’s Current Report on Form 8-K filed with the SEC on July 5, 2001

4.43	$150,000,000 7.125% Note due July 1, 2009	Incorporated by reference to Exhibit 99.17.17 to Equity Office’s Current Report on Form 8-K filed with the SEC on July 5, 2001

4.44	Ninth Supplemental Indenture, dated as of September 29, 1997, among Spieker, Spieker Partnership, First Trust of California, National Association and State Street	Incorporated by reference to Exhibit 99.17.18 to Equity Office’s Current Report on Form 8-K filed with the SEC on July 5, 2001

4.45	$150,000,000 7.50% Debenture due October 1, 2027	Incorporated by reference to Exhibit 99.17.19 to Equity Office’s Current Report on Form 8-K filed with the SEC on July 5, 2001

4.46	Tenth Supplemental Indenture, dated as of December 8, 1997, among Spieker, Spieker Partnership and First Trust of California, National Association	Incorporated by reference to Exhibit 99.17.20 to Equity Office’s Current Report on Form 8-K filed with the SEC on July 5, 2001

4.47	$200,000,000 7.35% Debenture due December 1, 2017	Incorporated by reference to Exhibit 99.17.21 to Equity Office’s Current Report on Form 8-K filed with the SEC on July 5, 2001

Exhibit No.	Description	Location

4.48	Eleventh Supplemental Indenture, dated as of January 27, 1998, among Spieker, Spieker Partnership and First Trust of California, National Association	Incorporated by reference to Exhibit 99.17.22 to Equity Office’s Current Report on Form 8-K filed with the SEC on July 5, 2001

4.49	$150,000,000 6.75% Note due January 15, 2008	Incorporated by reference to Exhibit 99.17.23 to Equity Office’s Current Report on Form 8-K filed with the SEC on July 5, 2001

4.50	Twelfth Supplemental Indenture, dated as of February 2, 1998, among Spieker, Spieker Partnership and First Trust of California, National Association	Incorporated by reference to Exhibit 99.17.24 to Equity Office’s Current Report on Form 8-K filed with the SEC on July 5, 2001

4.51	$125,000,000 6.875% Note due February 1, 2005	Incorporated by reference to Exhibit 99.17.25 to Equity Office’s Current Report on Form 8-K filed with the SEC on July 5, 2001

4.52	Thirteenth Supplemental Indenture, dated as of February 2, 1998, among Spieker, Spieker Partnership and First Trust of California, National Association	Incorporated by reference to Exhibit 99.17.26 to Equity Office’s Current Report on Form 8-K filed with the SEC on July 5, 2001

4.53	$1,500,000 7.0% Note due February 1, 2007	Incorporated by reference to Exhibit 99.17.27 to Equity Office’s Current Report on Form 8-K filed with the SEC on July 5, 2001

4.54	Fourteenth Supplemental Indenture, dated as of April 29, 1998, among Spieker, Spieker Partnership and U.S. Bank National Association (formerly known as U.S. Bank Trust National Association)	Incorporated by reference to Exhibit 99.17.28 to Equity Office’s Current Report on Form 8-K filed with the SEC on July 5, 2001

4.55	$25,000,000 6.88% Note due April 30, 2007	Incorporated by reference to Exhibit 99.17.29 to Equity Office’s Current Report on Form 8-K filed with the SEC on July 5, 2001

4.56	Fifteenth Supplemental Indenture, dated as of May 11, 1999, among Spieker, Spieker Partnership and U.S. Bank National Association (formerly known as U.S. Bank Trust National Association)	Incorporated by reference to Exhibit 99.17.30 to Equity Office’s Current Report on Form 8-K filed with the SEC on July 5, 2001

4.57	$200,000,000 6.8% Note due May 1, 2004	Incorporated by reference to Exhibit 99.17.31 to Equity Office’s Current Report on Form 8-K filed with the SEC on July 5, 2001

4.58	$200,000,000 7.25% Note due May 1, 2009	Incorporated by reference to Exhibit 99.17.32 to Equity Office’s Current Report on Form 8-K filed with the SEC on July 5, 2001

Exhibit No.	Description	Location

4.59	Sixteenth Supplemental Indenture, dated as of December 11, 2000, among Spieker, Spieker Partnership and U.S. Bank National Association (formerly known as U.S. Bank Trust National Association)	Incorporated by reference to Exhibit 99.17.33 to Equity Office’s Current Report on Form 8-K filed with the SEC on July 5, 2001

4.60	$200,000,000 7.65% Note due December 15, 2010	Incorporated by reference to Exhibit 99.17.34 to Equity Office’s Current Report on Form 8-K filed with the SEC on July 5, 2001

4.61	Seventeenth Supplemental Indenture relating to the substitution of Equity Office and EOP Partnership as successor entities for Spieker and Spieker Partnership, respectively	Incorporated by reference to Exhibit 99.17.35 to Equity Office’s Current Report on Form 8-K filed with the SEC on July 5, 2001

4.62	$400,000,000 5.875% Note due January 15, 2013, and related Guarantee	Incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K of EOP Partnership filed with the SEC on January 15, 2003

4.63	$100,000,000 5.875% Note due January 15, 2013, and related Guarantee	Incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K of EOP Partnership filed with the SEC on January 15, 2003

4.64	$500,000,000 4.75% Note due March 15, 2014 and related Guarantee (another $500,000,000 4.75% Note due March 15, 2014 and related Guarantee, identical in all material respects to the Note filed as Exhibit 4.3 to the Current Report on Form 8-K of EOP Partnership filed with the SEC on March 26, 2004, has not been filed)	Incorporated by reference to Exhibit 4.3 to the Current Report on Form 8-K of EOP Partnership filed with the SEC on March 26, 2004

4.65	$45,000,000 Floating Rate Note due May 27, 2014 and related Guarantee	Incorporated by reference to Exhibit 4.3 to the Current Report on Form 8-K of EOP Partnership filed with the SEC on May 26, 2004

4.66	$500,000,000 4.65% Fixed Rate Note due October 1, 2010 and related Guarantee (another $300,000,000 4.65% Fixed Rate Note due October 1, 2010 and related Guarantee, identical in all material respects, other than the principal amount, to the Note filed as Exhibit 4.3 to the Current Report on Form 8-K of EOP Partnership filed with the SEC on October 7, 2004, has not been filed)	Incorporated by reference to Exhibit 4.3 to the Current Report on Form 8-K of EOP Partnership filed with the SEC on October 7, 2004
4.67	$200,000,000 Floating Rate Note due October 1, 2010 and related Guarantee	Incorporated by reference to Exhibit 4.4 to the Current Report on Form 8-K of EOP Partnership filed with the SEC on October 7, 2004

Exhibit No.	Description	Location

4.68	Form of Medium-Term InterNote (Fixed Rate) and related Guarantee	Incorporated by reference to Exhibit 4.3 to the Current Report on Form 8-K of EOP Partnership filed with the SEC on June 15, 2004

4.69	Form of Medium-Term InterNote (Floating Rate) and related Guarantee	Incorporated by reference to Exhibit 4.4 to the Current Report on Form 8-K of EOP Partnership filed with the SEC on June 15, 2004

4.70	New Trustee Appointment Agreement, dated June 10, 2004, among EOP Partnership, Equity Office and BNY Midwest Trust Company	Incorporated by reference to Exhibit 4.5 to the Current Report on Form 8-K of EOP Partnership filed with the SEC on June 15, 2004

4.71	Schedule of Medium-Term InterNotes (Fixed Rate) issued as of June 30, 2004	Incorporated by reference to Exhibit 4.5 to EOP Partnership’s 2004 Second Quarter 10-Q

4.72	Schedule of Medium-Term InterNotes (Fixed Rate) issued from July 1, 2004 to September 30, 2004	Incorporated by reference to Exhibit 4.6 to EOP Partnership’s 2004 Third Quarter 10-Q

4.73	Schedule of Medium-Term InterNotes (Fixed Rate) issued from October 1, 2004 to December 31, 2004	Incorporated by reference to Exhibit 4.73 to EOP Partnership’s 2004 Form 10-K

10.1	Third Amended and Restated Agreement of Limited Partnership of EOP Partnership	Incorporated by reference to Exhibit 99.8 to Equity Office’s Current Report on Form 8-K filed with the SEC on July 5, 2001

10.2	First Amendment to Third Amended and Restated Agreement of Limited Partnership of EOP Partnership	Incorporated by reference to Exhibit 4.1 to EOP Partnership’s 2002 Third Quarter Form 10-Q

10.3	Second Amendment to the Third Amended and Restated Agreement of Limited Partnership of EOP Partnership	Incorporated by reference to Exhibit 10.1 to Equity Office’s 2003 Second Quarter Form 10-Q

10.4	Third Amendment to the Third Amended and Restated Agreement of Limited Partnership of EOP Partnership	Incorporated by reference to Exhibit 10.4 to Equity Office’s 2004 Annual Report on Form 10-K

10.5	Fourth Amendment to the Third Amended and Restated Agreement of Limited Partnership of EOP Partnership	Incorporated by reference to Exhibit 3.1 to EOP Partnership’s 2004 Second Quarter Form 10-Q

10.6	Registration Rights Agreement, dated as of July 11, 1997	Incorporated by reference to Exhibit 10.2 to Equity Office’s 1997 Annual Report on Form 10-K, as amended

10.7	Noncompetition Agreement between Equity Office and Samuel Zell	Incorporated by reference to Exhibit 10.3 to Equity Office’s 1997 Annual Report on Form 10-K, as amended

10.8	Amended and Restated Operating Agreement No. 1 of Wilson/ Equity Office, LLC	Incorporated by reference to Exhibit 10.13 to Equity Office’s 2000 Annual Report on Form 10-K, as amended

Exhibit No.	Description	Location

10.9	Construction Loan Agreement, dated as of April 30, 2002, between Foundry Square Associates IV, LLC, a California limited liability company, as Borrower and Riverside Finance Company, L.L.C., a Delaware limited liability company, as Lender	Incorporated by reference to Exhibit 10.6 to Equity Office’s 2002 Second Quarter Form 10-Q

10.10	Separation Agreement dated as of December 24, 2002, by and between Wilson/ Equity Office, LLC, Wilson Investors — California, LLC, EOP Investor, L.L.C., EOP — Concar Investor, L.L.C., Equity Office Properties Management Corp., EOP Partnership, Equity Office, William Wilson III, Thomas P. Sullivan, Jacqueline U. Moore, A. Robert Paratte, H. Lee Van Boven, Terry Reagan, Scott Stephens and Jon Knorpp	Incorporated by reference to Exhibit 10.8 to Equity Office’s 2002 Annual Report on Form 10-K

10.11†	First Amended and Restated 1997 Share Option and Share Award Plan	Incorporated by reference to Exhibit 10.2 to Equity Office’s 2003 Second Quarter Form 10-Q

10.12†	First Amendment to First Amended and Restated 1997 Share Option and Share Award Plan	Incorporated by reference to Exhibit 10.1 to Equity Office’s 2003 Third Quarter Form 10-Q

10.13†	Second Amendment to First Amended and Restated 1997 Share Option and Share Award Plan	Incorporated by reference to Exhibit 10.2 to Equity Office’s 2004 Second Quarter Form 10-Q

10.14†	Form of Share Appreciation Rights Agreement between Equity Office and Jan H. W. R. van der Vlist	Incorporated by reference to Exhibit 10.1 to Equity Office’s 2002 First Quarter Form 10-Q

10.15†	Share Appreciation Rights Agreement dated September 20, 2004 between Equity Office and Jan H. W. R. van der Vlist (for SARs expiring June 15, 2013)	Incorporated by reference to Exhibit 10.1 to Equity Office’s Current Report on Form 8-K filed with the SEC on September 23, 2004

10.16†	Share Appreciation Rights Agreement dated September 20, 2004 between Equity Office and Jan H. W. R. van der Vlist (for SARs expiring June 15, 2014)	Incorporated by reference to Exhibit 10.2 to Equity Office’s Current Report on Form 8-K filed with the SEC on September 23, 2004

10.17†	2003 Share Option and Share Incentive Plan	Incorporated by reference to Exhibit 10.3 to Equity Office’s 2003 Second Quarter Form 10-Q

10.18†	First Amendment to 2003 Share Option and Share Incentive Plan	Incorporated by reference to Exhibit 10.2 to Equity Office’s 2003 Third Quarter Form 10-Q

10.19†	Third Amended and Restated Supplemental Retirement Savings Plan, as amended and restated effective October 5, 2004	Filed herewith

10.20†	Second Amended and Restated 1997 Non- Qualified Employee Share Purchase Plan, effective as of October 5, 2004	Filed herewith

Exhibit No.	Description	Location

10.21†	First Amendment to the Second Amended and Restated 1997 Non-Qualified Employee Share Purchase Plan (effective as of December 7, 2004)	Filed herewith

10.22†	First Amendment to Amended and Restated 1997 Non-Qualified Share Purchase Plan	Incorporated by reference to Exhibit 10.18 to Equity Office’s 2003 Annual Report on Form 10-K

10.23†	Second Amendment to Second Amended and Restated 1997 Non-Qualified Share Purchase Plan	Incorporated by reference to Exhibit 10.5 to Equity Office’s 2003 Third Quarter Form 10-Q

10.24†	Third Amendment to Second Amended and Restated 1997 Non-Qualified Share Purchase Plan	Incorporated by reference to Exhibit 10.6 to Equity Office’s 2003 Third Quarter Form 10-Q

10.25†	Change in Control Agreement by and between Equity Office Management L.L.C., Equity Office and Richard D. Kincaid	Incorporated by reference to Exhibit 10.7 to Equity Office’s 2003 Third Quarter Form 10-Q

10.26†	Change in Control Agreement by and between Equity Office Properties Management Corp., Equity Office and Peter H. Adams	Incorporated by reference to Exhibit 10.3 to Equity Office’s 2001 Third Quarter Form 10-Q

10.27†	Assumption and Amendment to Change in Control Agreement by and between Equity Office Properties Management Corp., Equity Office, EOP Partnership and Peter H. Adams	Incorporated by reference to Exhibit 10.2 to Equity Office’s 2002 Third Quarter Form 10-Q

10.28†	Change in Control Agreement by and between Equity Office Properties Management Corp., Equity Office and Stanley M. Stevens	Incorporated herein by reference to Exhibit 10.8 to Equity Office’s 2001 Third Quarter Form 10-Q

10.29†	Assumption and Amendment to Change in Control Agreement by and between Equity Office Properties Management Corp., Equity Office, EOP Partnership and Stanley M. Stevens	Incorporated by reference to Exhibit 10.4 to Equity Office’s 2002 Third Quarter Form 10-Q

10.30†	Second Assumption and Amendment to Change in Control Agreement by and between Equity Office Management L.L.C., Equity Office, EOP Partnership and Stanley M. Stevens	Incorporated by reference to Exhibit 10.26 to Equity Office’s 2003 Annual Report on Form 10-K

10.31†	Change in Control Agreement by and between EOP Partnership, Equity Office and Marsha C. Williams	Incorporated herein by reference to Exhibit 10.1 to Equity Office’s 2004 First Quarter Form 10-Q

10.32†	Assumption to Change in Control Agreement by and between Equity Office Management L.L.C., Equity Office, EOP Partnership and Marsha C. Williams	Incorporated herein by reference to Exhibit 10.2 to Equity Office’s 2004 First Quarter Form 10-Q

10.33†	Change in Control Agreement by and between Equity Office Management L.L.C., Equity Office and Jeffrey L. Johnson	Incorporated herein by reference to Exhibit 10.3 to Equity Office’s 2004 First Quarter Form 10-Q

Exhibit No.	Description	Location

10.34†	Trustee Compensation Agreement between Sam Zell and Equity Office, as amended	Incorporated by reference to Exhibit 10.28 to Equity Office’s 2003 Annual Report on Form 10-K

10.35†	Form of Non-Qualified Share Option Agreement for Members of the Board of Trustees	Incorporated by reference to Exhibit 10.1 to Equity Office’s Current Report on Form 8-K filed with the SEC on February 23, 2005

10.36†	Form of Participant Summary and Restricted Share Agreement for Trustees	Incorporated by reference to Exhibit 10.2 to Equity Office’s Current Report on Form 8-K filed with the SEC on February 23, 2005

10.37†	Form of Non-Qualified Share Option Agreement for Employees	Incorporated by reference to Exhibit 10.3 to Equity Office’s Current Report on Form 8-K filed with the SEC on February 23, 2005

10.38†	Form of Participant Summary and Restricted Share Agreement for Employees	Incorporated by reference to Exhibit 10.4 to Equity Office’s Current Report on Form 8-K filed with the SEC on February 23, 2005

10.39	Revolving Credit Agreement for $1,000,000,000 Revolving Credit Facility dated as of May 9, 2003 among EOP Operating Limited Partnership and the Banks listed therein	Incorporated by reference to Exhibit 4.1 to Equity Office’s 2003 First Quarter Form 10-Q

10.40	Guaranty of Payment — No. 1 dated as of May 9, 2003	Incorporated by reference to Exhibit 4.2 to Equity Office’s 2003 First Form 10-Q

10.41	Guaranty of Payment — No. 2 dated as of May 9, 2003	Incorporated by reference to Exhibit 4.3 to Equity Office’s 2003 First Quarter Form 10-Q

10.42	Amendment dated December 14, 2004 to Revolving Credit Agreement for $1,000,000,000 Revolving Credit Facility dated as of May 9, 2003 among EOP Operating Limited Partnership and the Banks listed therein	Incorporated by reference to Exhibit 10.1 to Equity Office’s Current Report on Form 8-K filed with the SEC on December 20, 2004

10.43	Revolving Credit Agreement for $1,000,000,000 Revolving Credit Facility dated as of December 17, 2003 among EOP Operating Limited Partnership and the Banks listed therein	Incorporated by reference to Exhibit 10.32 to Equity Office’s 2003 Annual Report on Form 10-K

10.44	Guaranty of Payment dated as of December 17, 2003	Incorporated by reference to Exhibit 10.33 to Equity Office’s 2003 Annual Report on Form 10-K

10.45	Revolving Credit Agreement for $500,000,000 Bridge Revolving Credit Facility dated as of July 29, 2004, and related Guaranty of Payment	Incorporated herein by reference to Exhibit 10.1 to EOP Partnership’s 2004 Third Quarter Form 10-Q

Exhibit No.	Description	Location

10.46	Credit Agreement for $250,000,000 Credit Facility dated as of February 10, 2005, and related Guaranty of Payment	Filed herewith

10.47	Construction Loan Agreement, dated as of November 21, 2002, by and between WEO- Concar LLC, a California limited liability company, as Borrower and Riverside Finance L.L.C., a Delaware limited liability company, as Lender	Incorporated by reference to Exhibit 10.17 to Equity Office’s 2002 Annual Report on Form 10-K

12.1	Statement of Earnings to Fixed Charges	Filed herewith

21.1	List of Subsidiaries	Incorporated by reference to Exhibit 21.1 to Equity Office’s 2002 Annual Report on Form 10-K

23.1	Consent of Independent Registered Public Accounting Firm	Filed herewith

31.1	Rule 13a-14(a)/15d-14(a) Certifications	Filed herewith

32.1	Section 1350 Certifications	Filed herewith

99.1	1997 Non-Qualified Employee Share Purchase Plan Financial Statements as of December 31, 2004 and 2003 and for each of the three years in the period ended December 31, 2004	Filed herewith

†	Represents a management contract or compensatory plan, contract or arrangement.

Schedule III — Real Estate and Accumulated Depreciation as of December 31, 2004

							Costs Capitalized		Gross Amount Carried at
							Subsequent to		Close of Period
					Initial Cost		Acquisition		12/31/2004
													Date of
				Encumbrances		Building and		Building and		Building and		Accumulated	Construction/	Date	Depreciable
Description	Notes	Location	State	at 12/31/04	Land	Improvements	Land	Improvements	Land	Improvements	Total(1)	Depreciation	Renovation	Acquired	Lives(2)

Office Properties:
Atlanta Region
200 Galleria		Atlanta	GA	$—	$10,282	$58,266	$—	$4,917	$10,282	$63,183	$73,465	$(7,917)	1985	06/19/00	40
One Ninety One Peachtree Tower		Atlanta	GA	—	46,500	263,500	—	705	46,500	264,205	310,705	(30,291)	1991	06/19/00	40
Central Park		Atlanta	GA	55,036	9,163	82,463	—	6,361	9,163	88,824	97,987	(17,938)	1986	10/17/95	40
Lakeside Office Park		Atlanta	GA	—	4,792	43,132	—	3,362	4,792	46,494	51,286	(8,690)	1972-1978	12/19/97	40
Paces West		Atlanta	GA	—	8,336	75,025	—	8,588	8,336	83,613	91,949	(16,402)	1988	10/31/94	40
Perimeter Center		Atlanta	GA	185,228	46,817	402,107	280	34,970	47,097	437,077	484,174	(84,392)	1970/1989	12/19/97	40

Atlanta Region Totals				240,264	125,890	924,493	280	58,903	126,170	983,396	1,109,566	(165,630)

Boston Region
Crosby Corporate Center		Bedford	MA	—	5,958	53,620	115	2,540	6,073	56,160	62,233	(10,042)	1996	12/19/97	40
Crosby Corporate Center II		Bedford	MA	—	9,385	27,584	8	4,545	9,393	32,129	41,522	(7,160)	1998	12/19/97	40
125 Summer Street		Boston	MA	68,663	18,000	102,000	—	11,740	18,000	113,740	131,740	(13,885)	1989	06/19/00	40
222 Berkley Street		Boston	MA	—	25,593	145,029	—	5,583	25,593	150,612	176,205	(18,085)	1991	06/19/00	40
500 Boylston Street		Boston	MA	—	39,000	221,000	—	2,036	39,000	223,036	262,036	(25,215)	1988	06/19/00	40
Sixty State Street		Boston	MA	72,353	—	256,000	—	8,300	—	264,300	264,300	(29,970)	1979	06/19/00	40
100 Summer Street		Boston	MA	—	22,271	200,439	—	66,570	22,271	267,009	289,280	(44,062)	1974/1990	03/18/98	40
150 Federal Street		Boston	MA	—	14,131	127,182	—	17,859	14,131	145,041	159,172	(30,141)	1988	12/19/97	40
175 Federal Street		Boston	MA	—	4,894	44,045	—	5,011	4,894	49,056	53,950	(9,221)	1977	12/19/97	40
2 Oliver Street- 147 Milk Street		Boston	MA	—	5,017	45,157	—	1,936	5,017	47,093	52,110	(8,903)	1988	12/19/97	40
225 Franklin Street		Boston	MA	—	34,608	311,471	—	12,975	34,608	324,446	359,054	(58,745)	1966/1996	12/19/97	40
28 State Street		Boston	MA	—	9,513	85,623	—	42,835	9,513	128,458	137,971	(35,642)	1968/1997	01/23/95	40
Center Plaza		Boston	MA	—	18,942	170,480	—	11,499	18,942	181,979	200,921	(33,441)	1969	12/19/97	40
Russia Wharf		Boston	MA	—	3,891	35,023	—	2,909	3,891	37,932	41,823	(7,887)	1978-1982	12/19/97	40
South Station		Boston	MA	—	—	31,074	—	2,128	—	33,202	33,202	(5,917)	1988	12/19/97	40
New England Executive Park		Burlington	MA	—	14,733	132,594	194	15,173	14,927	147,767	162,694	(28,826)	1970/1985	12/19/97	40
New England Executive Park 17		Burlington	MA	—	904	8,135	8	950	912	9,085	9,997	(1,854)	1970/1985	12/19/97	40
The Tower at N.E.E.P.		Burlington	MA	—	2,793	31,462	5	10,120	2,798	41,582	44,380	(7,595)	1971/1999	03/31/98	40
One Memorial Drive		Cambridge	MA	55,754	14,862	88,216	—	3,930	14,862	92,146	107,008	(10,653)	1985	06/19/00	40
One Canal Park		Cambridge	MA	—	2,006	18,054	—	2,396	2,006	20,450	22,456	(3,892)	1987	12/19/97	40
245 First Street (a/k/a Riverview II)		Cambridge	MA	—	3,978	35,804	6	2,946	3,984	38,750	42,734	(6,834)	1985-1986	12/19/97	40
Ten Canal Park		Cambridge	MA	—	2,383	21,448	—	176	2,383	21,624	24,007	(3,801)	1987	12/19/97	40
Riverside Center		Newton	MA	—	24,000	69,849	—	19,909	24,000	89,758	113,758	(14,770)	2000	12/19/97	40
175 Wyman Street		Walthan	MA	—	14,600	5,400	3	1,503	14,603	6,903	21,506	(6,826)	1999	12/19/97	40
Wellesley Office Park 1-4		Wellesley	MA	—	5,518	49,662	6	5,610	5,524	55,272	60,796	(10,219)	1963/1984	12/19/97	40
Wellesley 5-7		Wellesley	MA	—	9,335	84,018	13	5,297	9,348	89,315	98,663	(16,229)	1963/1984	12/19/97	40
Wellesley 8		Wellesley	MA	—	1,639	14,754	2	286	1,641	15,040	16,681	(2,631)	1963/1984	12/19/97	40

Boston Region Totals				196,770	307,954	2,415,123	360	266,762	308,314	2,681,885	2,990,199	(452,446)

Chicago Region
101 North Wacker		Chicago	IL	—	10,035	90,319	—	5,451	10,035	95,770	105,805	(18,218)	1980/1990	12/19/97	40
200 West Adams		Chicago	IL	—	11,654	104,887	—	8,270	11,654	113,157	124,811	(22,989)	1985/1996	12/19/97	40
30 North LaSalle		Chicago	IL	—	12,489	112,401	—	7,690	12,489	120,091	132,580	(24,639)	1974/1990	06/13/97	40
Civic Opera House		Chicago	IL	—	12,771	114,942	—	8,808	12,771	123,750	136,521	(23,691)	1929/1996	12/19/97	40
One North Franklin		Chicago	IL	—	9,830	88,474	—	7,727	9,830	96,201	106,031	(18,317)	1991	12/31/92	40
Presidents Plaza		Chicago	IL	—	13,435	120,919	—	11,103	13,435	132,022	145,457	(24,121)	1980-1982	12/19/97	40
BP Tower		Cleveland	OH	—	17,403	157,260	—	11,843	17,403	169,103	186,506	(33,069)	1985	09/04/96	40
Community Corporate Center		Columbus	OH	—	3,019	27,170	—	3,570	3,019	30,740	33,759	(6,894)	1987	06/14/90	40
One Crosswoods	(3)	Columbus	OH	—	1,059	9,530	—	(3,382)	1,059	6,148	7,207	(818)	1984	11/12/93	40
Corporate 500 Centre		Deerfield	IL	75,460	20,100	113,900	—	8,235	20,100	122,135	142,235	(14,939)	1986/1990	06/19/00	40
1700 Higgins Centre		Des Plaines	IL	—	1,323	11,908	64	1,104	1,387	13,012	14,399	(2,608)	1986	11/12/93	40
Tri-State International		Lincolnshire	IL	—	10,925	98,327	291	5,643	11,216	103,970	115,186	(19,227)	1986	12/19/97	40
1111 West 22nd Street		Oakbrook	IL	—	4,834	43,508	48	2,289	4,882	45,797	50,679	(8,622)	1984	12/19/97	40
Commerce Plaza	(11)	Oakbrook	IL	—	18,000	76,149	—	181	18,000	76,330	94,330	(1,682)	1972-1974/1988	09/23/04	35
One Lincoln Centre		Oakbrook	IL	—	7,350	41,650	—	3,595	7,350	45,245	52,595	(5,773)	1986	06/19/00	40

							Costs Capitalized		Gross Amount Carried at
							Subsequent to		Close of Period
					Initial Cost		Acquisition		12/31/2004
													Date of
				Encumbrances		Building and		Building and		Building and		Accumulated	Construction/	Date	Depreciable
Description	Notes	Location	State	at 12/31/04	Land	Improvements	Land	Improvements	Land	Improvements	Total(1)	Depreciation	Renovation	Acquired	Lives(2)

Oakbrook Terrace Tower		Oakbrook Terrace	IL	—	11,950	107,552	486	6,731	12,436	114,283	126,719	(23,077)	1988	04/16/97	40
Westbrook Corporate Center		Westchester	IL	95,071	24,875	223,874	30	24,734	24,905	248,608	273,513	(46,558)	1985/1996	12/19/97	40

Chicago Region Totals				170,531	191,052	1,542,770	919	113,592	191,971	1,656,362	1,848,333	(295,242)

Denver Region
410 17th Street		Denver	CO	—	4,474	40,264	—	8,700	4,474	48,964	53,438	(9,030)	1978	04/30/98	40
4949 South Syracuse		Denver	CO	—	822	7,401	23	1,352	845	8,753	9,598	(1,693)	1982	07/15/98	40
Denver Corporate Center II & III		Denver	CO	—	6,059	36,534	4	6,697	6,063	43,231	49,294	(9,018)	1981/1993-1997	12/20/90	40
Denver Post Tower		Denver	CO	—	—	52,937	—	7,221	—	60,158	60,158	(12,491)	1984	04/21/98	40
Dominion Plaza		Denver	CO	—	5,990	53,911	—	7,192	5,990	61,103	67,093	(12,210)	1983	05/14/98	40
Metropoint I		Denver	CO	—	6,375	39,375	—	4,693	6,375	44,068	50,443	(7,858)	1987	07/15/98	40
Metropoint II		Denver	CO	—	1,777	17,865	—	3,209	1,777	21,074	22,851	(4,908)	1999	04/10/00	40
U.S. Bank Tower	(11)	Denver	CO	—	6,301	72,274	—	2,585	6,301	74,859	81,160	(5,244)	1974/2001	08/12/03	35
Tabor Center		Denver	CO	—	12,948	116,536	—	39,295	12,948	155,831	168,779	(24,346)	1985	04/30/98	40
Trinity Place		Denver	CO	—	1,898	17,085	—	3,051	1,898	20,136	22,034	(4,197)	1983	04/30/98	40
Millennium Plaza		Englewood	CO	—	7,757	38,314	—	578	7,757	38,892	46,649	(6,430)	1982	05/19/98	40
Terrace Building		Englewood	CO	—	1,546	13,865	30	1,739	1,576	15,604	17,180	(2,583)	1982	07/15/98	40
The Quadrant		Englewood	CO	—	4,357	39,215	—	4,455	4,357	43,670	48,027	(8,919)	1985	12/01/92	40
The Solarium		Englewood	CO	—	1,951	17,560	—	2,603	1,951	20,163	22,114	(3,768)	1982	07/15/98	40
Wells Fargo Center		Minneapolis	MN	110,831	39,045	221,255	—	1,952	39,045	223,207	262,252	(25,384)	1988	06/19/00	40
LaSalle Plaza		Minneapolis	MN	—	9,681	87,127	—	5,006	9,681	92,133	101,814	(17,582)	1991	11/25/97	40
49 E. Thomas Road		Phoenix	AZ	—	65	588	—	91	65	679	744	(139)	1974/1993	12/11/96	40
One Phoenix Plaza		Phoenix	AZ	—	6,192	55,727	—	—	6,192	55,727	61,919	(10,388)	1989	12/04/96	40

Denver Region Totals				110,831	117,238	927,833	57	100,419	117,295	1,028,252	1,145,547	(166,188)

Houston Region
One American Center		Austin	TX	—	—	70,812	—	11,668	—	82,480	82,480	(16,013)	1984	11/01/95	40
One Congress Plaza		Austin	TX	—	6,502	58,521	—	7,894	6,502	66,415	72,917	(13,181)	1987	11/12/93	40
San Jacinto Center		Austin	TX	—	5,075	45,671	—	7,488	5,075	53,159	58,234	(10,407)	1987	12/13/91	40
Westech	(11)	Austin	TX	—	2,680	25,961	—	74	2,680	26,035	28,715	(67)	1986	11/19/04	33
9400 NCX		Dallas	TX	—	3,570	32,130	—	6,645	3,570	38,775	42,345	(9,358)	1981/1995	06/24/94	40
Colonnade I & II		Dallas	TX	—	9,044	81,394	—	7,656	9,044	89,050	98,094	(16,295)	1983-1985	09/30/98	40
Colonnade III		Dallas	TX	—	6,152	56,634	—	6,084	6,152	62,718	68,870	(10,874)	1998	09/30/98	40
Eighty Eighty Central		Dallas	TX	—	3,760	33,854	—	4,519	3,760	38,373	42,133	(7,901)	1984	10/01/97	40
Four Forest Plaza		Dallas	TX	—	4,768	42,911	—	7,984	4,768	50,895	55,663	(10,523)	1985	06/29/89	40
Lakeside Square		Dallas	TX	—	5,262	47,369	24	6,338	5,286	53,707	58,993	(9,774)	1987	11/24/97	40
North Central Plaza Three		Dallas	TX	—	3,612	32,689	—	5,374	3,612	38,063	41,675	(7,864)	1986/1994	04/21/92	40
2500 CityWest		Houston	TX	—	8,089	72,811	—	6,511	8,089	79,322	87,411	(14,938)	1983	10/01/97	40
Brookhollow Central		Houston	TX	—	7,226	65,053	—	9,945	7,226	74,998	82,224	(15,091)	1979, 1981, 1995	10/01/97	40
Intercontinental Center		Houston	TX	—	1,752	14,420	70	3,028	1,822	17,448	19,270	(3,961)	1983/1991	06/28/89	40
Northborough Tower		Houston	TX	—	1,705	12,199	37	6,188	1,742	18,387	20,129	(3,696)	1983/1990	08/03/89	40
San Felipe Plaza		Houston	TX	48,260	13,471	117,984	20	11,760	13,491	129,744	143,235	(27,257)	1984	09/29/87	40
909 Lake Carolyn Parkway	(3)	Irving	TX	—	5,129	46,164	13	(24,730)	5,142	21,434	26,576	(941)	1988	01/07/99	40
545 E. John Carpenter Freeway	(3)	Irving	TX	—	5,525	49,728	—	(25,279)	5,525	24,449	29,974	(1,100)	1985	01/07/99	40
One Lakeway Center		Metairie	LA	—	2,804	25,235	—	4,081	2,804	29,316	32,120	(6,590)	1981/1996	11/12/93	40
Two Lakeway Center		Metairie	LA	—	4,644	41,792	49	4,632	4,693	46,424	51,117	(9,836)	1984/1996	11/12/93	40
Three Lakeway Center		Metairie	LA	—	4,695	43,661	59	4,359	4,754	48,020	52,774	(9,873)	1987/1996	11/12/93	40
601 Tchoupitoulas Garage		New Orleans	LA	—	1,180	10,620	—	297	1,180	10,917	12,097	(2,052)	1982	09/03/97	40
LL&E Tower		New Orleans	LA	—	6,186	55,672	46	8,293	6,232	63,965	70,197	(13,543)	1987	09/03/97	40
Texaco Center		New Orleans	LA	—	6,686	60,177	10	6,023	6,696	66,200	72,896	(13,633)	1984	09/03/97	40

Houston Region Totals				48,260	119,517	1,143,462	328	86,832	119,845	1,230,294	1,350,139	(234,768)

Los Angeles Region
Stadium Towers		Anaheim	CA	—	6,683	37,868	—	1,604	6,683	39,472	46,155	(3,739)	1988	07/02/01	40
Brea Corporate Place		Brea	CA	—	—	35,129	—	1,523	—	36,652	36,652	(3,418)	1987	07/02/01	40
Brea Corporate Plaza		Brea	CA	—	1,902	10,776	—	708	1,902	11,484	13,386	(1,297)	1982	07/02/01	40
Brea Financial Commons		Brea	CA	—	2,640	14,960	—	648	2,640	15,608	18,248	(1,437)	1982/1989	07/02/01	40
Brea Park Centre		Brea	CA	—	2,682	15,198	—	2,000	2,682	17,198	19,880	(1,997)	1979-1982,1990	07/02/01	40
SunAmerica Center	(12)	Century City	CA	200,667	47,863	271,223	—	14,754	47,863	285,977	333,840	(39,267)	1990	09/07/99	40

							Costs Capitalized		Gross Amount Carried at
							Subsequent to		Close of Period
					Initial Cost		Acquisition		12/31/2004
													Date of
				Encumbrances		Building and		Building and		Building and		Accumulated	Construction/	Date	Depreciable
Description	Notes	Location	State	at 12/31/04	Land	Improvements	Land	Improvements	Land	Improvements	Total(1)	Depreciation	Renovation	Acquired	Lives(2)

Cerritos Towne Center		Cerritos	CA	—	—	60,368	—	3,017	—	63,385	63,385	(5,882)	1989/1998	07/02/01	40
700 North Brand		Glendale	CA	23,794	5,970	33,828	—	2,501	5,970	36,329	42,299	(4,853)	1981	06/19/00	40
18301 Von Karman (Apple Building)		Irvine	CA	—	6,027	34,152	—	1,883	6,027	36,035	42,062	(4,656)	1991	06/19/00	40
18581 Teller		Irvine	CA	—	1,485	8,415	—	2,422	1,485	10,837	12,322	(1,201)	1983	07/02/01	40
2600 Michelson		Irvine	CA	—	11,291	63,984	—	4,649	11,291	68,633	79,924	(6,255)	1986	07/02/01	40
Fairchild Corporate Center		Irvine	CA	—	2,363	13,388	—	713	2,363	14,101	16,464	(1,402)	1979	07/02/01	40
Inwood Park		Irvine	CA	—	3,543	20,079	—	926	3,543	21,005	24,548	(1,971)	1985/1996	07/02/01	40
Tower 17		Irvine	CA	—	7,562	42,849	—	1,787	7,562	44,636	52,198	(4,183)	1987	07/02/01	40
1920 Main Plaza		Irvine	CA	—	5,481	47,526	—	3,381	5,481	50,907	56,388	(11,120)	1988	09/29/94	40
2010 Main Plaza		Irvine	CA	—	5,197	46,774	—	4,586	5,197	51,360	56,557	(10,301)	1988	12/13/94	40
The Tower in Westwood		Los Angeles	CA	—	10,041	56,899	—	1,239	10,041	58,138	68,179	(5,288)	1989	07/02/01	40
10880 Wilshire Boulevard		Los Angeles	CA	—	28,009	149,841	—	10,005	28,009	159,846	187,855	(30,105)	1970/1992	12/19/97	40
10960 Wilshire Boulevard		Los Angeles	CA	—	16,841	151,574	—	3,874	16,841	155,448	172,289	(28,000)	1971/1992	12/19/97	40
550 South Hope Street		Los Angeles	CA	—	10,016	90,146	—	11,166	10,016	101,312	111,328	(19,135)	1991	10/06/97	40
Two California Plaza		Los Angeles	CA	—	—	156,197	—	50,717	—	206,914	206,914	(51,654)	1992	08/23/96	40
Water’s Edge		Los Angeles	CA	—	16,697	42,853	—	10,951	16,697	53,804	70,501	(2,747)	2002	06/27/01	40
1201 Dove Street		Newport Beach	CA	—	1,998	11,320	—	485	1,998	11,805	13,803	(1,105)	1975/1989	07/02/01	40
Redstone Plaza	(11)	Newport Beach	CA	—	7,000	29,054	—	146	7,000	29,200	36,200	(577)	1976/1995	09/23/04	35
The City — 3800 Chapman		Orange	CA	—	3,019	17,107	—	239	3,019	17,346	20,365	(1,513)	1984	07/02/01	40
500 Orange Tower		Orange	CA	—	2,943	32,610	—	3,430	2,943	36,040	38,983	(7,205)	1988	01/01/01	40
500-600 City Parkway		Orange	CA	—	7,296	41,342	—	16,762	7,296	58,104	65,400	(7,237)	1974, 1978, 1998	07/02/01	40
City Plaza		Orange	CA	—	6,809	38,584	—	4,716	6,809	43,300	50,109	(4,610)	1970	07/02/01	40
City Tower		Orange	CA	—	10,440	59,160	—	3,695	10,440	62,855	73,295	(5,836)	1988	07/02/01	40
1100 Executive Tower		Orange	CA	—	4,622	41,599	—	2,294	4,622	43,893	48,515	(8,994)	1987	12/15/94	40
3280 E. Foothill Boulevard		Pasadena	CA	—	3,396	19,246	—	1,662	3,396	20,908	24,304	(2,030)	1982	07/02/01	40
790 Colorado		Pasadena	CA	—	2,355	13,343	—	2,555	2,355	15,898	18,253	(1,635)	1981	07/02/01	40
Century Square		Pasadena	CA	—	6,787	38,457	—	342	6,787	38,799	45,586	(3,344)	1984	07/02/01	40
Pasadena Financial		Pasadena	CA	—	4,779	27,084	—	419	4,779	27,503	32,282	(2,506)	1984/1996	07/02/01	40
Centerside II		San Diego	CA	21,601	5,777	32,737	—	3,019	5,777	35,756	41,533	(4,306)	1987	06/19/00	40
La Jolla Centre I & II		San Diego	CA	—	12,904	73,122	—	3,256	12,904	76,378	89,282	(7,593)	1986-1989	07/02/01	40
La Jolla Executive Tower	(11)	San Diego	CA	—	10,200	60,376	—	—	10,200	60,376	70,576	(162)	1990	11/17/04	39
Nobel Corporate Plaza		San Diego	CA	—	3,697	20,948	—	846	3,697	21,794	25,491	(2,015)	1985	07/02/01	40
One Pacific Heights		San Diego	CA	—	3,072	17,408	—	845	3,072	18,253	21,325	(1,698)	1989	07/02/01	40
Pacific Corporate Plaza		San Diego	CA	—	2,100	11,900	—	150	2,100	12,050	14,150	(1,042)	1988	07/02/01	40
Park Plaza		San Diego	CA	—	2,203	12,484	—	612	2,203	13,096	15,299	(1,129)	1982	07/02/01	40
Westridge		San Diego	CA	—	1,500	8,500	—	—	1,500	8,500	10,000	(735)	1980	07/02/01	40
Smith Barney Tower		San Diego	CA	—	2,658	23,919	—	3,951	2,658	27,870	30,528	(6,523)	1987	04/28/97	40
The Plaza at LaJolla Village		San Diego	CA	76,718	11,839	98,243	19	4,347	11,858	102,590	114,448	(20,909)	1987-1990	03/10/94	40
Griffin Towers		Santa Ana	CA	—	14,317	81,127	—	5,038	14,317	86,165	100,482	(5,783)	1987	07/02/01	40
Lincoln Town Center		Santa Ana	CA	—	4,403	24,950	—	1,972	4,403	26,922	31,325	(3,337)	1987	06/19/00	40
2951 28th Street		Santa Monica	CA	—	3,612	20,465	—	2,849	3,612	23,314	26,926	(2,091)	1971	07/02/01	40
429 Santa Monica		Santa Monica	CA	—	2,523	14,298	—	1,173	2,523	15,471	17,994	(1,815)	1982	06/19/00	40
Arboretum Courtyard		Santa Monica	CA	—	6,573	37,245	—	1,438	6,573	38,683	45,256	(3,530)	1999	07/02/01	40
Santa Monica Business Park		Santa Monica	CA	7,422	—	242,155	—	9,559	—	251,714	251,714	(22,257)	1979-1981	07/02/01	40
Searise Office Tower		Santa Monica	CA	—	4,380	24,818	—	1,318	4,380	26,136	30,516	(3,125)	1975	06/19/00	40
Wilshire Palisades		Santa Monica	CA	38,900	9,763	55,323	—	2,271	9,763	57,594	67,357	(6,768)	1981	06/19/00	40
Bixby Ranch		Seal Beach	CA	25,535	6,450	36,550	—	2,584	6,450	39,134	45,584	(4,958)	1987	06/19/00	40

Los Angeles Region Totals				394,637	361,708	2,669,501	19	217,027	361,727	2,886,528	3,248,255	(386,276)

New York Region
1301 Avenue of Americas	(13)	New York	NY	529,430	151,285	605,788	—	16,434	151,285	622,222	773,507	(66,133)	1963/1989	08/03/00	40
527 Madison Avenue		New York	NY	—	9,155	51,877	—	5,932	9,155	57,809	66,964	(6,766)	1986	06/19/00	40
717 Fifth Avenue	(7)(11)	New York	NY	—	47,000	114,999	—	437	47,000	115,436	162,436	(1,648)	1959	09/08/04	45
850 Third Avenue	(5)	New York	NY	2,587	9,606	86,453	30	8,815	9,636	95,268	104,904	(17,837)	1960/1996	03/20/95	40
Park Avenue Tower	(5)	New York	NY	180,000	48,976	196,566	719	12,292	49,695	208,858	258,553	(34,889)	1986	07/15/98	40
Tower 56		New York	NY	22,089	6,853	38,832	—	3,685	6,853	42,517	49,370	(4,980)	1983	06/19/00	40
WorldWide Plaza		New York	NY	—	124,919	496,665	—	10,288	124,919	506,953	631,872	(78,221)	1989	10/01/98	40
177 Broad Street		Stamford	CT	—	2,562	23,056	—	1,524	2,562	24,580	27,142	(4,850)	1989	01/29/97	40

							Costs Capitalized		Gross Amount Carried at
							Subsequent to		Close of Period
					Initial Cost		Acquisition		12/31/2004
													Date of
				Encumbrances		Building and		Building and		Building and		Accumulated	Construction/	Date	Depreciable
Description	Notes	Location	State	at 12/31/04	Land	Improvements	Land	Improvements	Land	Improvements	Total(1)	Depreciation	Renovation	Acquired	Lives(2)

300 Atlantic Street		Stamford	CT	—	4,632	41,691	—	3,510	4,632	45,201	49,833	(8,996)	1987/1996	03/30/93	40
Canterbury Green	(4)	Stamford	CT	—	—	41,987	92	1,872	92	43,859	43,951	(8,941)	1987	12/15/92	40
Four Stamford Plaza		Stamford	CT	—	4,471	40,238	24	966	4,495	41,204	45,699	(7,828)	1979/1994	08/31/94	40
One and Two Stamford Plaza		Stamford	CT	—	8,268	74,409	—	6,940	8,268	81,349	89,617	(17,207)	1986/1994	03/30/93	40
Three Stamford Plaza		Stamford	CT	—	3,957	35,610	—	2,866	3,957	38,476	42,433	(7,030)	1980/1994	12/15/92	40

New York Region Totals				734,106	421,684	1,848,171	865	75,561	422,549	1,923,732	2,346,281	(265,326)

San Francisco Region
Golden Bear Center		Berkeley	CA	18,237	4,500	25,500	—	1,443	4,500	26,943	31,443	(3,229)	1986	06/19/00	40
Sierra Point	(3)	Brisbane	CA	—	3,198	18,120	—	(11,108)	3,198	7,012	10,210	(194)	1979/1983	07/02/01	40
Bay Park Plaza I & II		Burlingame	CA	—	12,906	73,133	—	1,983	12,906	75,116	88,022	(8,705)	1985/1998	06/19/00	40
One Bay Plaza		Burlingame	CA	—	8,642	48,973	—	2,609	8,642	51,582	60,224	(6,179)	1979	06/19/00	40
One & Two Corporate Center		Concord	CA	—	6,379	36,146	—	2,522	6,379	38,668	45,047	(4,945)	1985-1987	06/19/00	40
5813 Shellmound Street/5855 Christie		Emeryville	CA	—	870	4,930	—	—	870	4,930	5,800	(426)	1970-1971	07/02/01	40
Watergate Office Towers		Emeryville	CA	—	46,568	263,885	—	2,149	46,568	266,034	312,602	(23,902)	1973/2001	07/02/01	40
Bayside Corporate Center		Foster City	CA	—	2,836	16,069	—	960	2,836	17,029	19,865	(1,616)	1986-1987	07/02/01	40
Metro Center		Foster City	CA	—	—	282,329	—	6,549	—	288,878	288,878	(25,525)	1985-1988	07/02/01	40
Parkside Towers		Foster City	CA	—	36,000	63,965	—	11,725	36,000	75,690	111,690	(5,323)	2001	07/02/01	40
Vintage Industrial Park		Foster City	CA	—	5,102	28,914	—	1,044	5,102	29,958	35,060	(2,580)	1985-1990	07/02/01	40
Vintage Park Office		Foster City	CA	—	1,608	9,111	—	267	1,608	9,378	10,986	(1,004)	1985-1990	07/02/01	40
Drake’s Landing		Larkspur	CA	—	5,735	32,499	—	1,768	5,735	34,267	40,002	(3,301)	1986	07/02/01	40
Larkspur Landing Office Park		Larkspur	CA	—	8,316	47,126	—	2,835	8,316	49,961	58,277	(4,718)	1981-1982	07/02/01	40
Wood Island Office Complex		Larkspur	CA	—	3,735	21,163	—	408	3,735	21,571	25,306	(1,911)	1978	07/02/01	40
Shoreline Office Center	(11)	Mill Valley	CA	—	—	19,218	—	17	—	19,235	19,235	(24)	1985	12/14/04	40
Hacienda Terrace		Pleasanton	CA	—	7,039	39,887	—	6,724	7,039	46,611	53,650	(5,532)	1984	06/19/00	40
Redwood Shores	(3)	Redwood City	CA	—	4,166	23,608	—	(16,112)	4,166	7,496	11,662	(117)	1986	07/02/01	40
Seaport Centre		Redwood City	CA	—	24,000	136,000	—	2,529	24,000	138,529	162,529	(15,780)	1988	06/19/00	40
Seaport Plaza		Redwood City	CA	—	10,132	26,108	—	3,773	10,132	29,881	40,013	(2,914)	2000	06/19/00	40
Towers@Shore Center		Redwood City	CA	—	35,578	69,054	—	10,970	35,578	80,024	115,602	(6,647)	2002	07/02/01	40
555 Twin Dolphin Plaza		Redwood Shores	CA	—	11,790	66,810	—	3,181	11,790	69,991	81,781	(6,530)	1989	07/02/01	40
Douglas Corporate Center		Roseville	CA	—	2,391	13,550	—	355	2,391	13,905	16,296	(1,205)	1990	07/02/01	40
Douglas Corporate Center II	(6)	Roseville	CA	—	1,700	10,962	—	3,688	1,700	14,650	16,350	(472)	2004	07/02/01	40
Johnson Ranch Corp Centre I & II		Roseville	CA	—	4,380	24,819	—	367	4,380	25,186	29,566	(2,235)	1990-1998	07/02/01	40
Olympus Corporate Centre	(11)	Roseville	CA	—	7,510	30,456	—	1	7,510	30,457	37,967	(488)	1992-1996	09/22/04	40
Roseville Corporate Center		Roseville	CA	—	3,008	17,046	—	64	3,008	17,110	20,118	(1,476)	1999	07/02/01	40
3600-3620 American River Drive		Sacramento	CA	—	2,209	12,518	—	1,242	2,209	13,760	15,969	(1,236)	1977-1979/ 1997	07/02/01	40
455 University Avenue		Sacramento	CA	—	465	2,634	—	197	465	2,831	3,296	(286)	1973	07/02/01	40
555 University Avenue		Sacramento	CA	—	939	5,323	—	324	939	5,647	6,586	(495)	1974	07/02/01	40
575 & 601 University Avenue		Sacramento	CA	—	1,159	6,569	—	762	1,159	7,331	8,490	(660)	1977	07/02/01	40
655 University Avenue		Sacramento	CA	—	672	3,806	—	544	672	4,350	5,022	(409)	1979	07/02/01	40
701 University Avenue		Sacramento	CA	—	934	5,294	—	242	934	5,536	6,470	(520)	1990	07/02/01	40
740 University Avenue		Sacramento	CA	—	212	1,199	—	59	212	1,258	1,470	(116)	1973	07/02/01	40
Exposition Centre		Sacramento	CA	—	1,200	7,800	—	506	1,200	8,306	9,506	(1,057)	1984	06/19/00	40
Gateway Oaks I		Sacramento	CA	—	2,391	13,546	—	609	2,391	14,155	16,546	(1,277)	1990	07/02/01	40
Gateway Oaks II		Sacramento	CA	—	1,341	7,600	—	348	1,341	7,948	9,289	(783)	1992	07/02/01	40
Gateway Oaks III		Sacramento	CA	—	936	5,305	—	169	936	5,474	6,410	(532)	1996	07/02/01	40
Gateway Oaks IV		Sacramento	CA	—	1,658	9,395	—	409	1,658	9,804	11,462	(849)	1998	07/02/01	40
Point West Commercentre		Sacramento	CA	—	2,321	13,154	—	1,121	2,321	14,275	16,596	(1,437)	1983	07/02/01	40
Point West Corporate Center I & II		Sacramento	CA	—	3,653	14,779	—	1,106	3,653	15,885	19,538	(1,482)	1984	07/02/01	40
Point West I — Response Road		Sacramento	CA	—	774	4,384	—	467	774	4,851	5,625	(462)	1976	07/02/01	40
Point West III — River Park Dr.		Sacramento	CA	—	1,141	6,467	—	897	1,141	7,364	8,505	(802)	1978	07/02/01	40
The Orchard		Sacramento	CA	—	1,226	6,948	—	625	1,226	7,573	8,799	(689)	1987	07/02/01	40
Wells Fargo Center		Sacramento	CA	—	17,819	100,975	—	3,757	17,819	104,732	122,551	(12,171)	1987	06/19/00	40
Bayhill Office Center		San Bruno	CA	87,331	24,010	136,055	—	5,795	24,010	141,850	165,860	(16,316)	1982/1987	06/19/00	40
Skyway Landing I & II		San Carlos	CA	—	15,535	35,994	—	18,658	15,535	54,652	70,187	(5,069)	2000	07/02/01	40
120 Montgomery		San Francisco	CA	—	17,564	99,532	—	4,048	17,564	103,580	121,144	(12,008)	1956	06/19/00	40
150 California		San Francisco	CA	—	12,567	46,184	—	6,475	12,567	52,659	65,226	(7,300)	2000	12/19/97	40
201 California		San Francisco	CA	38,984	10,520	59,611	—	5,864	10,520	65,475	75,995	(7,480)	1980	06/19/00	40
188 Embarcadero		San Francisco	CA	13,970	4,108	23,280	—	1,763	4,108	25,043	29,151	(2,951)	1985	06/19/00	40

							Costs Capitalized		Gross Amount Carried at
							Subsequent to		Close of Period
					Initial Cost		Acquisition		12/31/2004
													Date of
				Encumbrances		Building and		Building and		Building and		Accumulated	Construction/	Date	Depreciable
Description	Notes	Location	State	at 12/31/04	Land	Improvements	Land	Improvements	Land	Improvements	Total(1)	Depreciation	Renovation	Acquired	Lives(2)

201 Mission Street		San Francisco	CA	—	8,871	79,837	—	6,409	8,871	86,246	95,117	(16,373)	1981	04/30/97	40
301 Howard Street		San Francisco	CA	—	7,051	58,920	—	5,392	7,051	64,312	71,363	(11,843)	1988	04/29/98	40
580 California		San Francisco	CA	—	7,491	67,421	9	4,409	7,500	71,830	79,330	(14,631)	1984	12/21/95	40
60 Spear Street		San Francisco	CA	—	2,125	19,126	15	4,042	2,140	23,168	25,308	(4,409)	1967/1987	09/29/87	40
Maritime Plaza		San Francisco	CA	—	11,531	103,776	—	21,490	11,531	125,266	136,797	(23,682)	1967/1990	04/21/97	40
One Market		San Francisco	CA	173,544	34,814	313,330	—	46,311	34,814	359,641	394,455	(78,341)	1976/1995	11/22/94	40
Ferry Building		San Francisco	CA	—	—	94,652	—	16,994	—	111,646	111,646	(5,668)	1898/2002	06/19/00	40
Foundry Square II		San Francisco	CA	—	14,391	122,575	—	18,305	14,391	140,880	155,271	(6,745)	2002	06/19/00	40
Concar	(14)	San Mateo	CA	—	—	53,330	—	59	—	53,389	53,389	(2,615)	2002	06/19/00	40
Peninsula Office Park		San Mateo	CA	78,174	27,275	154,561	—	4,126	27,275	158,687	185,962	(18,374)	1971/1998	06/19/00	40
San Mateo BayCenter I		San Mateo	CA	—	5,382	30,498	—	1,044	5,382	31,542	36,924	(2,888)	1984	07/02/01	40
San Mateo BayCenter II		San Mateo	CA	9,601	6,245	35,389	—	1,883	6,245	37,272	43,517	(3,325)	1984	07/02/01	40
San Mateo BayCenter III		San Mateo	CA	—	3,357	19,023	—	307	3,357	19,330	22,687	(1,708)	1987	07/02/01	40
San Rafael Corporate Center		San Rafael	CA	—	18,002	27,029	—	2,828	18,002	29,857	47,859	(2,344)	2002	07/02/01	40
Norris Tech Center		San Ramon	CA	—	5,700	32,300	—	2,518	5,700	34,818	40,518	(4,553)	1984/1990	06/19/00	40
The Plaza at San Ramon		San Ramon	CA	—	7,460	42,273	—	6,289	7,460	48,562	56,022	(5,822)	1987-1989	06/19/00	40
Fountaingrove Center		Santa Rosa	CA	—	2,898	16,424	—	2,374	2,898	18,798	21,696	(1,641)	1986/1991	07/02/01	40

San Francisco Region Totals				419,841	546,036	3,348,197	24	241,478	546,060	3,589,675	4,135,735	(418,327)

San Jose Region
Pruneyard Office Towers		Campbell	CA	—	16,502	154,783	—	8,369	16,502	163,152	179,654	(19,029)	1971/1999	06/19/00	40
Cupertino Business Center	(3)	Cupertino	CA	—	2,910	16,490	(28)	(9,991)	2,882	6,499	9,381	(266)	1974-1975	07/02/01	40
1900 McCarthy		Milpitas	CA	—	1,998	11,319	—	641	1,998	11,960	13,958	(1,076)	1984	07/02/01	40
California Circle II		Milpitas	CA	—	1,764	9,997	—	477	1,764	10,474	12,238	(1,044)	1984	07/02/01	40
Oak Creek I & II	(3)	Milpitas	CA	—	1,309	7,417	—	(3,034)	1,309	4,383	5,692	(76)	1982	07/02/01	40
Shoreline Technology Park		Mountain View	CA	—	31,575	190,894	69	13,637	31,644	204,531	236,175	(34,785)	1985/1991	12/19/97	40
Meier Mountain View	(3)	Mountain View	CA	—	13,950	79,050	—	(52,260)	13,950	26,790	40,740	(494)	1972/1980	07/02/01	40
Ravendale at Central	(3)	Mountain View	CA	—	2,550	14,450	—	(4,772)	2,550	9,678	12,228	(186)	1980	07/02/01	40
2180 Sand Hill Road		Menlo Park	CA	—	3,408	19,314	—	1,693	3,408	21,007	24,415	(1,969)	1976	07/02/01	40
Embarcadero Place		Palo Alto	CA	33,847	10,500	59,500	—	2,552	10,500	62,052	72,552	(6,994)	1984	06/19/00	40
Palo Alto Square		Palo Alto	CA	—	—	78,143	161	4,656	161	82,799	82,960	(16,732)	1971/1985	10/01/99	23
Xerox Campus		Palo Alto	CA	—	—	132,810	—	—	—	132,810	132,810	(11,777)	1991	07/02/01	40
Foothill Research Center		Palo Alto	CA	—	—	104,894	—	53	—	104,947	104,947	(9,548)	1991	07/02/01	40
Lockheed		Palo Alto	CA	—	—	27,712	—	70	—	27,782	27,782	(2,471)	1991	07/02/01	40
10 Almaden		San Jose	CA	—	12,583	71,303	—	2,090	12,583	73,393	85,976	(8,371)	1989	06/19/00	40
1740 Technology		San Jose	CA	15,980	8,766	49,673	—	2,161	8,766	51,834	60,600	(4,732)	1986/1994	07/02/01	40
2290 North First Street	(3)	San Jose	CA	—	2,431	13,776	—	(7,411)	2,431	6,365	8,796	(384)	1984	07/02/01	40
Aspect Telecommunications	(3)	San Jose	CA	—	2,925	16,575	—	(5,196)	2,925	11,379	14,304	(203)	1989	07/02/01	40
Central Park Plaza		San Jose	CA	—	11,181	63,358	23	2,937	11,204	66,295	77,499	(6,535)	1984-1985	07/02/01	40
Metro Plaza		San Jose	CA	—	18,029	102,164	—	5,439	18,029	107,603	125,632	(9,485)	1986-1987	07/02/01	40
Ridder Park		San Jose	CA	—	2,012	11,402	—	—	2,012	11,402	13,414	(986)	1966	07/02/01	40
Skyport East and West		San Jose	CA	—	6,779	87,193	—	26,368	6,779	113,561	120,340	(12,471)	2001	07/02/01	40
Concourse		San Jose	CA	—	49,279	279,248	(50)	5,795	49,229	285,043	334,272	(25,183)	1980/2000	07/02/01	40
Creekside	(3)	San Jose	CA	—	9,631	54,576	—	(20,749)	9,631	33,827	43,458	(703)	1986	07/02/01	40
San Jose Gateway Office II		San Jose	CA	—	16,286	92,288	—	3,332	16,286	95,620	111,906	(8,313)	1983-1984	07/02/01	40
San Jose Gateway Office III		San Jose	CA	—	6,409	36,315	—	335	6,409	36,650	43,059	(3,162)	1998	07/02/01	40
North First Office Center		San Jose	CA	—	6,395	36,239	—	331	6,395	36,570	42,965	(3,156)	1985-1986	07/02/01	40
San Jose Gateway		San Jose	CA	—	7,873	44,616	—	3,693	7,873	48,309	56,182	(4,309)	1981	07/02/01	40
225 West Santa Clara Street	(11)	San Jose	CA	—	8,600	94,035	—	626	8,600	94,661	103,261	(4,741)	2001	12/31/03	43
1871 The Alameda	(3)	San Jose	CA	—	1,129	6,399	—	(2,784)	1,129	3,615	4,744	(113)	1972	07/02/01	40
2727 Augustine	(3)	Santa Clara	CA	—	3,000	17,000	—	(11,636)	3,000	5,364	8,364	(77)	1975	07/02/01	40
3001 Stender Way	(3)	Santa Clara	CA	—	2,263	12,823	—	(8,930)	2,263	3,893	6,156	(55)	1978	07/02/01	40
3045 Stender Way	(3)	Santa Clara	CA	—	1,050	5,950	—	(4,310)	1,050	1,640	2,690	(23)	1975	07/02/01	40
3281-3285 Scott Boulevard	(3)	Santa Clara	CA	—	1,275	7,225	—	(3,405)	1,275	3,820	5,095	(157)	1981	07/02/01	40
Applied Materials I & II	(3)	Santa Clara	CA	—	5,100	28,900	—	(15,875)	5,100	13,025	18,125	(213)	1979	07/02/01	40
Meier Central North	(3)	Santa Clara	CA	—	2,880	16,320	—	(5,613)	2,880	10,707	13,587	(186)	1972/1980	07/02/01	40
Meier Central South	(3)	Santa Clara	CA	—	5,265	29,835	—	(18,021)	5,265	11,814	17,079	(190)	1972/1980	07/02/01	40
Patrick Henry Drive		Santa Clara	CA	—	2,475	14,025	—	4	2,475	14,029	16,504	(1,213)	1981	07/02/01	40
Santa Clara Office Center I		Santa Clara	CA	—	2,010	11,391	—	380	2,010	11,771	13,781	(1,058)	1981	07/02/01	40

							Costs Capitalized		Gross Amount Carried at
							Subsequent to		Close of Period
					Initial Cost		Acquisition		12/31/2004
													Date of
				Encumbrances		Building and		Building and		Building and		Accumulated	Construction/	Date	Depreciable
Description	Notes	Location	State	at 12/31/04	Land	Improvements	Land	Improvements	Land	Improvements	Total(1)	Depreciation	Renovation	Acquired	Lives(2)

Santa Clara Office Center II		Santa Clara	CA	—	2,870	16,261	—	512	2,870	16,773	19,643	(1,486)	1978	07/02/01	40
Santa Clara Office Center III		Santa Clara	CA	—	2,031	11,509	—	390	2,031	11,899	13,930	(1,086)	1980	07/02/01	40
Santa Clara Office Center IV		Santa Clara	CA	—	186	1,057	—	—	186	1,057	1,243	(91)	1979	07/02/01	40
Lake Marriott Business Park		Santa Clara	CA	—	9,091	84,967	297	3,452	9,388	88,419	97,807	(16,282)	1981	12/19/97	40
Sunnyvale Business Center		Sunnyvale	CA	—	4,890	44,010	—	44	4,890	44,054	48,944	(7,754)	1990	12/19/97	40
Borregas Avenue	(3)	Sunnyvale	CA	—	1,095	6,205	—	(2,444)	1,095	3,761	4,856	(104)	1978	07/02/01	40
Meier Sunnyvale	(3)	Sunnyvale	CA	—	495	2,805	—	(1,052)	495	1,753	2,248	(31)	1979	07/02/01	40

San Jose Region Totals				49,827	302,750	2,276,216	472	(87,446)	303,222	2,188,770	2,491,992	(229,300)

Seattle Region
10700 Building		Bellevue	WA	—	—	15,958	—	102	—	16,060	16,060	(1,388)	1981	07/02/01	40
110 Atrium Place		Bellevue	WA	—	6,333	35,888	—	2,441	6,333	38,329	44,662	(4,496)	1981	06/19/00	40
Bellefield Office Park		Bellevue	WA	—	12,232	69,312	(1)	4,175	12,231	73,487	85,718	(6,894)	1980	07/02/01	40
Bellevue Gateway I		Bellevue	WA	—	3,593	20,360	—	1,955	3,593	22,315	25,908	(2,260)	1985	07/02/01	40
Bellevue Gateway II		Bellevue	WA	—	2,016	11,423	—	588	2,016	12,011	14,027	(1,175)	1988	07/02/01	40
Eastgate Office Park		Bellevue	WA	—	6,468	36,650	3	5,087	6,471	41,737	48,208	(3,850)	1985	07/02/01	40
Gateway 405 Building		Bellevue	WA	—	1,011	5,727	—	419	1,011	6,146	7,157	(568)	1986	07/02/01	40
I-90 Bellevue		Bellevue	WA	—	3,725	21,108	—	238	3,725	21,346	25,071	(1,843)	1986	07/02/01	40
Lincoln Executive Center		Bellevue	WA	—	3,235	18,329	—	1,543	3,235	19,872	23,107	(2,013)	1983-1985	07/02/01	40
Lincoln Executive Center II & III		Bellevue	WA	—	4,918	27,868	—	3,473	4,918	31,341	36,259	(2,658)	1983-1985	07/02/01	40
Main Street Building		Bellevue	WA	—	1,398	7,922	—	320	1,398	8,242	9,640	(750)	1980	07/02/01	40
Plaza Center		Bellevue	WA	—	16,680	94,521	—	2,384	16,680	96,905	113,585	(8,571)	1978/1983	07/02/01	40
Plaza East		Bellevue	WA	—	4,687	26,561	—	1,862	4,687	28,423	33,110	(2,572)	1988	07/02/01	40
Sunset North Corporate Campus		Bellevue	WA	—	17,031	79,249	—	13,250	17,031	92,499	109,530	(14,525)	1999	06/30/00	40
City Center Bellevue		Bellevue	WA	—	10,349	93,142	—	9,256	10,349	102,398	112,747	(15,876)	1987	01/28/99	40
One Bellevue Center		Bellevue	WA	—	—	56,223	—	6,196	—	62,419	62,419	(11,099)	1983	12/17/97	40
Rainier Plaza		Bellevue	WA	—	—	79,928	—	5,639	—	85,567	85,567	(15,418)	1986	12/17/97	40
Key Center		Bellevue	WA	—	—	78,447	—	6,552	—	84,999	84,999	(4,970)	2000	06/19/00	40
4000 Kruse Way Place		Lake Oswego	OR	—	4,475	25,360	—	1,996	4,475	27,356	31,831	(2,850)	1981/1986	07/02/01	40
4004 Kruse Way Place		Lake Oswego	OR	—	1,888	10,698	—	816	1,888	11,514	13,402	(1,187)	1996	07/02/01	40
4800 Meadows		Lake Oswego	OR	—	—	17,448	—	888	—	18,336	18,336	(1,675)	1998	07/02/01	40
4900-5000 Meadows		Lake Oswego	OR	—	—	30,528	—	1,343	—	31,871	31,871	(3,146)	1990	07/02/01	40
4949 Meadows		Lake Oswego	OR	—	—	26,941	—	1,360	—	28,301	28,301	(2,667)	1997	07/02/01	40
5800 & 6000 Meadows	(11)	Lake Oswego	OR	—	4,810	44,222	—	3	4,810	44,225	49,035	(701)	1999; 2001	09/30/04	42
Kruse Oaks I		Lake Oswego	OR	—	—	14,648	—	4,513	—	19,161	19,161	(2,184)	2001	07/02/01	40
Kruse Way Plaza I & II		Lake Oswego	OR	—	2,866	16,239	—	1,211	2,866	17,450	20,316	(1,764)	1984-1986	07/02/01	40
Kruse Woods		Lake Oswego	OR	—	10,812	80,977	—	3,517	10,812	84,494	95,306	(8,063)	1986-1988	07/02/01	40
Kruse Woods V	(6)	Lake Oswego	OR	—	5,478	21,244	—	4,364	5,478	25,608	31,086	(664)	2004	07/02/01	40
Island Corporate Center		Mercer Island	WA	12,288	2,700	15,300	—	1,242	2,700	16,542	19,242	(2,037)	1987	06/19/00	40
5550 Macadam Building		Portland	OR	—	870	4,929	—	489	870	5,418	6,288	(568)	1980	07/02/01	40
Benjamin Franklin Plaza		Portland	OR	—	7,505	42,529	—	3,162	7,505	45,691	53,196	(4,569)	1974/1994	07/02/01	40
Lincoln Center		Portland	OR	—	18,760	106,307	—	8,503	18,760	114,810	133,570	(10,777)	1980/1989	07/02/01	40
One Pacific Square		Portland	OR	—	4,451	25,221	—	4,523	4,451	29,744	34,195	(2,563)	1983	07/02/01	40
River Forum I & II		Portland	OR	—	4,038	22,881	—	3,864	4,038	26,745	30,783	(2,966)	1985	07/02/01	40
RiverSide Centre (Oregon)		Portland	OR	—	2,537	12,353	—	810	2,537	13,163	15,700	(2,166)	1947/1979	07/02/01	40
Congress Center		Portland	OR	—	5,383	48,634	—	10,307	5,383	58,941	64,324	(11,306)	1980	12/17/97	40
Southgate Office Plaza I & II		Renton	WA	—	4,794	27,163	—	4,469	4,794	31,632	36,426	(3,305)	1987/1991	07/02/01	40
Washington Mutual Tower		Seattle	WA	78,943	51,000	289,000	—	2,466	51,000	291,466	342,466	(35,049)	1988	06/19/00	40
1111 Third Avenue		Seattle	WA	—	9,900	89,571	—	4,800	9,900	94,371	104,271	(18,736)	1980	12/17/97	40
10833-10845 NE 8th Street		Seattle	WA	—	—	2,000	—	28	—	2,028	2,028	(24)	1962,1978,1982,1987	07/02/01	40
Nordstrom Medical Tower		Seattle	WA	—	1,700	15,450	—	946	1,700	16,396	18,096	(3,055)	1986	12/17/97	40
Second and Seneca		Seattle	WA	—	10,922	98,927	—	3,713	10,922	102,640	113,562	(18,886)	1991	12/17/97	40
Second and Spring Building		Seattle	WA	—	1,968	17,716	—	2,858	1,968	20,574	22,542	(3,792)	1906/1989	07/29/98	40
Wells Fargo Center		Seattle	WA	—	21,361	193,529	—	11,053	21,361	204,582	225,943	(36,861)	1983	12/17/97	40
Nimbus Corporate Center		Tigard	OR	—	12,934	73,291	—	9,869	12,934	83,160	96,094	(8,105)	1991	07/02/01	40

Seattle Region Totals				91,231	284,828	2,151,722	2	158,593	284,830	2,310,315	2,595,145	(290,592)

Washington D.C. Region
Polk and Taylor Buildings		Arlington	VA	—	16,943	152,483	—	35,779	16,943	188,262	205,205	(30,431)	1970	05/22/98	40

							Costs Capitalized		Gross Amount Carried at
							Subsequent to		Close of Period
					Initial Cost		Acquisition		12/31/2004
													Date of
				Encumbrances		Building and		Building and		Building and		Accumulated	Construction/	Date	Depreciable
Description	Notes	Location	State	at 12/31/04	Land	Improvements	Land	Improvements	Land	Improvements	Total(1)	Depreciation	Renovation	Acquired	Lives(2)

One Valley Square		Blue Bell	PA	—	717	6,457	—	1,131	717	7,588	8,305	(1,700)	1982	11/21/97	40
Two Valley Square		Blue Bell	PA	—	879	7,913	—	717	879	8,630	9,509	(1,686)	1990	10/07/97	40
Three Valley Square		Blue Bell	PA	—	1,012	9,111	—	2,398	1,012	11,509	12,521	(2,621)	1984	11/21/97	40
Four & Five Valley Square		Blue Bell	PA	—	866	7,793	(1)	1,898	865	9,691	10,556	(2,043)	1988	10/07/97	40
Four Falls		Conshohocken	PA	—	4,939	44,458	55	3,574	4,994	48,032	53,026	(9,410)	1988	10/07/97	40
Centerpointe I & II		Fairfax	VA	—	8,838	79,540	367	1,915	9,205	81,455	90,660	(14,951)	1990/1998	12/19/97	40
Fair Oaks Plaza		Fairfax	VA	—	2,412	21,712	35	1,996	2,447	23,708	26,155	(4,682)	1986	11/24/97	40
Northridge I	(8)	Herndon	VA	12,536	3,225	29,024	—	552	3,225	29,576	32,801	(5,223)	1988	12/19/97	40
Oak Hill Plaza		King of Prussia	PA	—	2,208	19,879	—	2,335	2,208	22,214	24,422	(4,159)	1982	10/07/97	40
Walnut Hill Plaza		King of Prussia	PA	13,425	2,045	18,410	—	1,616	2,045	20,026	22,071	(3,944)	1985	10/07/97	40
American Center	(11)	McLean	VA	—	15,000	42,272	—	5,098	15,000	47,370	62,370	(2,485)	1985	05/25/04	35
John Marshall I		McLean	VA	—	5,216	46,814	24	576	5,240	47,390	52,630	(8,376)	1981	12/19/97	40
John Marshall III		McLean	VA	—	9,950	29,863	—	3,736	9,950	33,599	43,549	(5,266)	2000	12/19/97	40
E.J. Randolph	(8)	McLean	VA	13,819	3,937	35,429	7	3,061	3,944	38,490	42,434	(7,227)	1983	12/19/97	40
E.J. Randolph II		McLean	VA	—	5,770	24,587	—	4,006	5,770	28,593	34,363	(2,289)	2002	12/19/97	40
Reston Town Center		Reston	VA	112,987	18,175	154,576	83	17,033	18,258	171,609	189,867	(31,505)	1990	10/22/96	40
Reston Town Center Garage		Reston	VA	—	1,943	9,792	—	1,821	1,943	11,613	13,556	(2,012)	1999	10/22/96	40
1300 North 17th Street		Rosslyn	VA	—	9,811	88,296	—	9,076	9,811	97,372	107,183	(16,689)	1980	12/19/97	40
1616 North Fort Myer Drive		Rosslyn	VA	—	6,961	62,646	—	7,926	6,961	70,572	77,533	(12,228)	1974	12/19/97	40
Army and Navy Club Building		Washington	D.C.	—	3,773	33,954	—	177	3,773	34,131	37,904	(2,254)	1986	05/24/02	40
Market Square		Washington	D.C.	—	33,077	187,437	—	5,012	33,077	192,449	225,526	(21,806)	1990	06/19/00	40
One Lafayette Centre		Washington	D.C.	—	8,262	74,362	—	3,021	8,262	77,383	85,645	(14,560)	1980/1993	10/17/97	40
Two Lafayette Centre		Washington	D.C.	—	2,642	26,676	—	1,461	2,642	28,137	30,779	(3,333)	1985	07/11/00	40
Three Lafayette Centre		Washington	D.C.	—	6,871	61,841	—	6,987	6,871	68,828	75,699	(5,623)	1986	10/17/01	40
Liberty Place		Washington	D.C.	—	5,625	50,625	—	1,861	5,625	52,486	58,111	(2,955)	1991	09/17/02	40
One Devon Square		Wayne	PA	—	1,025	9,227	—	1,437	1,025	10,664	11,689	(2,324)	1984	10/07/97	40
Two Devon Square		Wayne	PA	—	659	5,935	—	565	659	6,500	7,159	(1,216)	1985	10/07/97	40
Three Devon Square		Wayne	PA	—	413	3,713	—	23	413	3,736	4,149	(671)	1985	10/07/97	40

Washington D.C. Region Totals				152,767	183,194	1,344,825	570	126,788	183,764	1,471,613	1,655,377	(223,669)

Subtotal Office Properties				2,609,065	2,961,851	20,592,313	3,896	1,358,509	2,965,747	21,950,822	24,916,569	(3,127,764)

Development Property:
Cambridge Science Center	(9)	Cambridge	MA	—	1,959	17,635	—	20,898	1,959	38,533	40,492	(2,305)	2004	12/19/97	40

Subtotal Development Property				—	1,959	17,635	—	20,898	1,959	38,533	40,492	(2,305)

Property Held for Sale:
Northland Plaza	(15)	Bloomington	MN	—	4,705	40,223	—	5,031	4,705	45,254	49,959	(8,705)	1985	07/02/98	40

Subtotal Property Held for Sale				-	4,705	40,223	—	5,031	4,705	45,254	49,959	(8,705)

Industrial Properties:
San Francisco Region
Benicia Ind II & III		Benicia	CA	—	2,250	12,750	—	295	2,250	13,045	15,295	(1,165)	1996	07/02/01	40
Independent Road Warehouse		Oakland	CA	—	900	5,100	—	—	900	5,100	6,000	(441)	1972	07/02/01	40

San Francisco Region Totals				—	3,150	17,850	—	295	3,150	18,145	21,295	(1,606)

Subtotal Industrial Properties					3,150	17,850	—	295	3,150	18,145	21,295	(1,606)

Land Available for Development		Various		—	252,524	—	—	3,832	252,524	3,832	256,356	(4)		Various	N/A

Management Business				—	17	(150)	84	136,053	101	135,903	136,004	(40,323)		Various	3-40

Investment in Real Estate	(10)			$2,609,065	$3,224,206	$20,667,871	$3,980	$1,524,618	$3,228,186	$22,192,489	$25,420,675	$(3,180,707)

(1)	The aggregate cost for Federal Income Tax purposes as of December 31, 2004 was approximately $13.9 billion.

(2)	The life to compute depreciation on building is 23-45 years, except for Palo Alto which is subject to a ground lease that terminates in 2023. Therefore, the building is depreciated over the remaining term of the ground lease. The life to compute depreciation on building improvements is 3-40 years.

(3)	During 2004 a non-cash impairment charge of $228.3 million was recorded for these properties.

(4)	This Property contains 106 residential units in addition to 226,197 square feet of office space.

(5)	A mortgage note encumbering these properties has cross default and collateralization provisions.

(6)	These properties were previously under development and have been placed into service during 2004.

(7)	Equity Office and an unaffiliated party own this property as tenants-in-common.

(8)	These loans are subject to cross default and collateralization provisions.

(9)	This property is in development. During the development period certain operating costs, including real estate taxes together with interest incurred during the development stages is capitalized.

(10)	The encumbrances at December 31, 2004 include a net discount of approximately $13.7 million.

(11)	The initial cost of acquisition recorded for these properties includes intangible assets that are classified in “deferred lease costs” on the consolidated balance sheets.

(12)	Our interest in this Office Property is attributed to our ownership of indebtedness and was consolidated in 2004 under FIN 46(R).

(13)	During 2004, we consolidated this property in connection with the acquisition of one of our partner’s economic interest.

(14)	This property was consolidated in 2004 under FIN 46(R).

(15)	This property was held for sale as of December 31, 2004, pursuant to FAS 144.

A summary of activity of investment in real estate and accumulated depreciation is as follows:
The changes in investment in real estate for the years ended December 31, 2004, 2003, and 2002 are as follows:

	December 31, 2004	December 31, 2003	December 31, 2002

Balance, beginning of the period	$24,334,162	$25,163,516	$24,816,351
Additions during period:
Acquisitions	484,566	163,511	121,986
Consolidation of properties previously accounted for under the equity method	819,569	85,870	377,532
Consolidation of SunAmerica Center	330,787	—	—
Improvements	430,570	471,638	328,930
Deductions during period:
Properties disposed of	(709,033)	(1,545,598)	(457,077)
Impairment on property held for sale	(2,123)	—	—
Impairment	(275,350)	(7,667)	—
Write-off of fully depreciated assets which are no longer in service	(77,816)	(19,048)	(24,206)

	25,335,332	24,312,222	25,163,516
Initial cost of acquisition recorded as intangible assets and classified in “deferred lease costs” on the consolidated balance sheets	85,343	21,940	—

Balance, end of period	$25,420,675	$24,334,162	$25,163,516

The changes in accumulated depreciation for the years ended December 31, 2004, 2003, and 2002 are as follows:

	December 31, 2004	December 31, 2003	December 31, 2002

Balance, beginning of the period	$(2,578,361)	$(2,077,613)	$(1,494,301)
Additions during period:
Depreciation	(709,924)	(663,935)	(637,633)
Consolidation of properties previously accounted for under the equity method	(53,110)	—	(617)
Consolidation of SunAmerica Center	(31,219)	—	—
Deductions during period:
Properties disposed of	75,123	144,251	30,732
Impairment	46,180	167	—
Write-off of fully depreciated assets which are no longer in service	77,816	19,048	24,206

	(3,173,495)	(2,578,082)	(2,077,613)
Accumulated amortization of initial cost of acquisition recorded as intangible assets and classified in “deferred lease costs” on the consolidated balance sheets	(7,212)	(279)	—

Balance, end of period	$(3,180,707)	$(2,578,361)	$(2,077,613)