Form 10-Q
period 2005-03-31
EQUITY OFFICE PROPERTIES TRUST
filed 2005-05-10
CIK 1038339

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

or

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
(312) 466-3300
Registrant’s telephone number, including area code
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐
      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).     Yes ☑          No ☐
      On April 29, 2005, 407,554,010 Common Shares were outstanding.

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements.
EQUITY OFFICE PROPERTIES TRUST
CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
(Dollars in thousands, except per share amounts)	2005	2004

	(Unaudited)
Assets:
Investments in real estate	$24,685,027	$24,832,242
Developments in process	41,440	40,492
Land available for development	248,961	252,524
Investments in real estate held for sale, net of accumulated depreciation	106,938	162,924
Accumulated depreciation	(3,287,279)	(3,148,006)

Investments in real estate, net of accumulated depreciation	21,795,087	22,140,176
Cash and cash equivalents	102,298	107,126
Tenant and other receivables (net of allowance for doubtful accounts of $7,412 and $6,908, respectively)	73,913	75,775
Deferred rent receivable	491,771	478,184
Escrow deposits and restricted cash	62,704	48,784
Investments in unconsolidated joint ventures	1,120,317	1,117,143
Deferred financing costs (net of accumulated amortization of $51,893 and $59,748, respectively)	58,339	61,734
Deferred leasing costs and other related intangibles (net of accumulated amortization of $204,170 and $193,348, respectively)	450,250	450,625
Prepaid expenses and other assets	245,009	191,992

Total Assets	$24,399,688	$24,671,539

Liabilities, Minority Interests, Mandatorily Redeemable Preferred Shares and Shareholders’ Equity:
Liabilities:
Mortgage debt (net of (discounts) of $(13,382) and $(13,683), respectively)	$2,492,225	$2,609,067
Unsecured notes (net of (discounts) of $(64,413) and $(38,362), respectively)	9,115,779	9,652,392
Lines of credit	869,000	548,000
Accounts payable and accrued expenses	441,964	556,851
Distribution payable	229,387	2,652
Other liabilities (net of (discounts) of $(27,802) and $(28,536), respectively)	511,562	484,378
Commitments and contingencies	—	—

Total Liabilities	13,659,917	13,853,340

Minority Interests:
EOP Partnership	1,038,359	1,065,376
Partially owned properties	176,416	182,041

Total Minority Interests	1,214,775	1,247,417

Mandatorily Redeemable Preferred Shares:
5.25% Series B Convertible, Cumulative Redeemable Preferred Shares, liquidation preference $50.00 per share, 5,989,930 and 5,990,000 issued and outstanding, respectively	299,497	299,500

Shareholders’ Equity:
Preferred Shares, 100,000,000 authorized:
7.75% Series G Cumulative Redeemable Preferred Shares, liquidation preference $25.00 per share, 8,500,000 issued and outstanding	212,500	212,500
Common Shares, $0.01 par value; 750,000,000 shares authorized, 406,615,162 and 403,842,441 issued and outstanding, respectively	4,066	4,038
Other Shareholders’ Equity:
Additional paid in capital	10,533,737	10,479,305
Deferred compensation	(1,408)	(1,916)
Dividends in excess of accumulated earnings	(1,462,137)	(1,359,722)
Accumulated other comprehensive loss (net of accumulated amortization of $6,837 and $5,133, respectively)	(61,259)	(62,923)

Total Shareholders’ Equity	9,225,499	9,271,282

Total Liabilities, Minority Interests, Mandatorily Redeemable Preferred Shares and Shareholders’ Equity	$24,399,688	$24,671,539

See accompanying notes.

EQUITY OFFICE PROPERTIES TRUST
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the three months ended
	March 31,

(Dollars in thousands, except per share amounts)	2005	2004

Revenues:
Rental	$632,988	$620,282
Tenant reimbursements	99,496	100,580
Parking	29,560	28,642
Other	58,935	25,239
Fee income	4,777	3,060

Total revenues	825,756	777,803

Expenses:
Depreciation	175,831	164,333
Amortization	23,243	17,217
Real estate taxes	91,710	81,341
Insurance	7,693	9,611
Repairs and maintenance	79,411	77,518
Property operating	107,756	104,408
Ground rent	6,380	6,209
Corporate general and administrative	17,173	11,309

Total expenses	509,197	471,946

Operating income	316,559	305,857

Other income (expense):
Interest and dividend income	3,233	1,321
Interest:
Expense incurred	(212,772)	(205,145)
Amortization of deferred financing costs and prepayment expenses	(2,800)	(2,171)

Total other income (expense)	(212,339)	(205,995)

Income before income taxes, allocation to minority interests and income from investments in unconsolidated joint ventures	104,220	99,862
Income taxes	(474)	263
Minority Interests:
EOP Partnership	(11,754)	(7,949)
Partially owned properties	(3,470)	(3,113)
Income from investments in unconsolidated joint ventures	9,518	12,413

Income from continuing operations	98,040	101,476
Discontinued operations (including net gain on sales of real estate and properties held for sale of $10,707 and $2,195, respectively)	11,531	10,260

Income before cumulative effect of a change in accounting principle	109,571	111,736
Cumulative effect of a change in accounting principle	—	(33,697)

Net income	109,571	78,039
Preferred distributions	(8,701)	(12,748)

Net income available to common shareholders	$100,870	$65,291

Earnings per share — basic:
Income from continuing operations per share	$0.22	$0.22

Net income available to common shareholders per share	$0.25	$0.16

Weighted average Common Shares outstanding	402,812,763	399,757,911

Earnings per share — diluted:
Income from continuing operations per share	$0.22	$0.21

Net income available to common shareholders per share	$0.25	$0.16

Weighted average Common Shares outstanding and dilutive potential common shares	452,400,294	451,142,921

Distributions declared per Common Share outstanding	$0.50	$0.50

See accompanying notes.

EQUITY OFFICE PROPERTIES TRUST
CONSOLIDATED STATEMENTS OF NET COMPREHENSIVE INCOME
(Unaudited)

	For the three months
	March 31,

(Dollars in thousands)	2005	2004

Net income	$109,571	$78,039
Other comprehensive (loss) income:
Unrealized holding (losses) on $1.3 billion notional amount forward starting interest rate swaps	—	(70,197)
Reversal of unrealized holding loss on settlement of $800 million notional amount forward starting interest rate swaps	—	69,130
(Payments) in settlement of $800 million notional amount forward starting interest rate swaps	—	(69,130)
Reclassification of ineffective portion of swap settlement payment to net income	—	212
Amortization of net payments in settlement of forward starting interest rate swaps	1,704	96
Unrealized holding (losses) gains from investments arising during the year	(40)	136

Net comprehensive income	$111,235	$8,286

See accompanying notes.

EQUITY OFFICE PROPERTIES TRUST
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the three months ended
	March 31,

(Dollars in thousands)	2005	2004

Operating Activities:
Net income	$109,571	$78,039
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization (including discontinued operations)	206,436	187,959
Ineffective portion of swap settlement payment included in interest expense	—	212
Compensation expense related to restricted shares and stock options	7,405	5,433
Prepayment penalty on early extinguishment of debt in connection with a property disposition	448	—
Income from investments in unconsolidated joint ventures	(9,518)	(12,413)
Net distributions from unconsolidated joint ventures	6,104	8,049
Net (gain) on sales of real estate	(24,245)	(2,195)
Provision for loss on properties held for sale	13,538	—
Cumulative effect of a change in accounting principle	—	33,697
Provision for doubtful accounts	2,415	(804)
Income allocated to minority interests (including discontinued operations)	15,235	11,165
Changes in assets and liabilities:
Decrease (increase) in rent receivable	165	(39)
(Increase) in deferred rent receivable	(17,482)	(28,461)
(Increase) decrease in prepaid expenses and other assets	(40,704)	57,603
(Decrease) in accounts payable and accrued expenses	(93,022)	(116,119)
(Decrease) increase in other liabilities	(7,171)	1,597

Net cash provided by operating activities	169,175	223,723

Investing Activities:
Property acquisitions	(67,199)	(62,777)
Property dispositions	137,109	18,189
Capital and tenant improvements	(76,406)	(121,389)
Lease commissions and other costs	(24,369)	(31,824)
Decrease in escrow deposits and restricted cash	129,425	32,067

Net cash provided by (used for) investing activities	98,560	(165,734)

Financing Activities:
Principal payments on mortgage debt	(103,757)	(172,289)
Proceeds from unsecured notes	14,344	991,240
Repayment of unsecured notes	(525,000)	(400,000)
Proceeds from lines of credit	2,123,000	1,448,600
Repayment of lines of credit	(1,802,000)	(1,776,800)
Payments of loan costs and offering costs	(65)	(1,325)
Settlement of interest rate swap agreements	—	(69,130)
Distributions to minority interests in partially owned properties	(5,702)	(2,104)
Proceeds from exercise of stock options	43,260	39,056
Distributions to common shareholders and unitholders	—	(836)
Repurchase of Common Shares	(2,729)	(3,775)
Redemption of Units	(5,866)	(795)
Repurchase of preferred shares	—	(114,073)
Payment of preferred distributions	(8,048)	(8,622)

Net cash (used for) financing activities	(272,563)	(70,853)

Net (decrease) in cash and cash equivalents	(4,828)	(12,864)
Cash and cash equivalents at the beginning of the period	107,126	69,398

Cash and cash equivalents at the end of the period	$102,298	$56,534

Supplemental Information:
Interest paid during the period, including a reduction of interest expense for capitalized interest of $0 and $2,030, respectively	$270,420	$248,485

EQUITY OFFICE PROPERTIES TRUST
CONSOLIDATED STATEMENTS OF CASH FLOWS —(Continued)
(Unaudited)

	For the three months ended
	March 31,

(Dollars in thousands)	2005	2004

Non-Cash Investing and Financing Activities:
Investing Activities:
Escrow deposits related to property dispositions	$(141,513)	$—

Mortgage loan repayment as a result of a property disposition	$(13,386)	$—

Mortgage loan assumed upon acquisition of property	$—	$82,970

Changes in accounts due to consolidation of existing interest in a property as a result of acquiring the remaining economic interest:
Decrease in investment in unconsolidated joint ventures	$—	$(157,659)

Increase in investment in real estate	$—	$612,411

Increase in accumulated depreciation	$—	$(44,440)

Increase in mortgage debt	$—	$(451,285)

Increase in other assets and liabilities	$—	$40,973

Financing Activities:
Mortgage loan repayment as a result of a property disposition	$13,386	$—

See accompanying notes.

EQUITY OFFICE PROPERTIES TRUST
CONSOLIDATED STATEMENTS OF CASH FLOWS —(Continued)
(Unaudited)
EQUITY OFFICE PROPERTIES TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
      Our consolidated financial statements have been prepared pursuant to the Securities and Exchange Commission’s (“SEC”) rules and regulations. The following notes, which present interim disclosures as required by the SEC, highlight significant changes to the notes to our December 31, 2004 audited consolidated financial statements and should be read together with the financial statements and notes thereto included in our Form 10-K.
NOTE 1 — BUSINESS OF EQUITY OFFICE
      Equity Office Properties Trust (“Equity Office”) is a Maryland real estate investment trust (“REIT”) and the sole general partner of EOP Operating Limited Partnership, a Delaware limited partnership (“EOP Partnership”). The use of the word “we”, “us”, or “our” refers to Equity Office and its subsidiaries, including EOP Partnership, except where the context otherwise requires. We are a fully integrated, self-administered and self-managed real estate company principally engaged, through our subsidiaries, in owning, managing, leasing, acquiring and developing office properties.
      As of March 31, 2005, we owned whole or partial interests in 688 office properties comprising approximately 124.5 million square feet in 18 states and the District of Columbia (“Total Office Portfolio”). Excluding the partial interests not owned by us, our share of the total square feet of the Total Office Portfolio is approximately 114.1 million and is referred to as our “Effective Office Portfolio.” Our Effective Office Portfolio represents our economic interest in the office properties upon which we base the net income we recognize in accordance with GAAP. The Effective Office Portfolio square feet of approximately 114.1 million has not been reduced to reflect the share of EOP Partnership owned by third parties. Throughout this report we disclose information for both the Total Office Portfolio and the Effective Office Portfolio. The table below shows information as of March 31, 2005.

		Total Office Portfolio		Effective Office Portfolio

	Number of		Occupied		Occupied
	Buildings	Square Feet	Square Feet	Square Feet	Square Feet

Wholly-owned Properties	619	96,144,108	83,338,292	96,144,108	83,338,292
Consolidated Joint Ventures	27	12,924,271	12,258,700	11,720,355	11,139,536
Unconsolidated Joint Ventures	42	15,423,890	13,496,983	6,224,733	5,329,646

Total	688	124,492,269	109,093,975	114,089,196	99,807,474

Weighted Average Occupancy			87.6%		87.5%

Weighted Average Leased			89.4%		89.2%

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation
      We own substantially all of our assets and conduct substantially all of our operations through EOP Partnership and its subsidiary entities. We owned approximately 89.7% and 89.5% of EOP Partnership at March 31, 2005 and December 31, 2004, respectively, through our ownership of partnership units in EOP Partnership (“Units”). All intercompany transactions and balances have been eliminated in consolidation. Property holding entities and other subsidiaries of which we own 100% of the equity or receive all of the economics are consolidated. For those joint ventures of which we own less than 100% of the equity interest, we consolidate the property if we receive substantially all of the economics and have the direct or indirect ability to make major decisions. Major decisions are defined in the respective joint venture agreements and generally include participating and protective rights such as decisions regarding major leases, encumbering the entities with debt and whether to dispose of the entities. We also consolidate certain property holding entities and other subsidiaries in which we own less than a 100% equity interest when the entity is a variable interest entity

EQUITY OFFICE PROPERTIES TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
and we are the primary beneficiary (as defined in FASB Interpretation 46(R) Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51, as revised (“FIN 46(R)”)).
      We are the controlling partner in various consolidated entities having a minority interest book value of approximately $95.6 million at March 31, 2005. The organizational documents of these entities contain provisions that require the entities to be liquidated through the sale of their assets upon reaching the future date specified in each respective agreement. As controlling partner, we have an obligation to cause these property owning entities to distribute proceeds of liquidation to the minority interest partners in these partially owned properties only if the net proceeds received by the entities from the sale of its assets warrant a distribution based on the agreements. In accordance with the disclosure provisions of Statement of Financial Accounting Standards No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity (“FAS 150”), we estimate the value of minority interest distributions would have been approximately $170 million (“Settlement Value”) had the entities been liquidated as of March 31, 2005. This Settlement Value is based on the estimated third party consideration realizable by the entities upon a hypothetical disposition of the properties and is net of all other assets and liabilities and yield maintenance (or prepayment penalties) associated with the hypothetical repayment of any mortgages encumbering the properties, that would have been due. The amount of any potential distribution to minority interest holders in our partially owned properties is very difficult to predict due to many factors, including the inherent uncertainty of real estate sales. If the entities’ underlying assets are worth less than the underlying liabilities, we have no obligation to remit any consideration to the minority interest holders in partially owned properties.

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

Unaudited Interim Statements
      The consolidated financial statements as of and for the three months ended March 31, 2005 and 2004 and related footnote disclosures are unaudited. In the opinion of management, such financial statements reflect all adjustments necessary for fair presentation of the results of the interim periods. All such adjustments are of a normal and recurring nature.

Reclassifications
      Certain reclassifications have been made to the previously reported 2004 statements in order to provide comparability with the 2005 statements reported herein. These reclassifications have not changed the 2004 results of operations or combined shareholders’ equity and mandatorily redeemable preferred shares.

Share Based Employee Compensation Plans
      Effective January 1, 2003, we adopted Statement of Financial Accounting Standards No. 123, Accounting for Stock Based Compensation (“FAS 123”), which requires a fair value based accounting method for determining compensation expense associated with the issuance of share options and other equity awards. The following table illustrates the unaudited effect on net income available to common shareholders and earnings per share if the fair value based method had been applied to all outstanding and unvested share options for the three months ended March 31, 2005 and 2004. Compensation expense related to restricted share awards is not

EQUITY OFFICE PROPERTIES TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
presented in the table below because the expense amount is the same under APB 25 and FAS 123 and, therefore, is already reflected in net income.

	For the three months ended
	March 31,

(Dollars in thousands, except per share amounts)	2005	2004

Historical net income available to common shareholders	$100,870	$65,291
Add back compensation expense for share options included in historical net income available to common shareholders	1,627	1,605
Deduct compensation expense for share options determined under fair value based method	(2,107)	(2,894)
Allocation of net expense to minority interests in EOP Partnership	50	140

Pro forma net income available to common shareholders	$100,440	$64,142

Earnings per share — basic:
Historical net income available to common shareholders per share	$0.25	$0.16

Pro forma net income available to common shareholders per share	$0.25	$0.16

Earnings per share — diluted:
Historical net income available to common shareholders per share	$0.25	$0.16

Pro forma net income available to common shareholders per share	$0.25	$0.16

      In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (“FAS 123(R)”), which replaces FAS 123. We expect to adopt FAS 123(R) on January 1, 2006 using the modified prospective method. The adoption of this standard will have an immaterial effect on the financial statements. Had we adopted FAS 123(R) in prior periods, the impact of that standard would have approximated the impact of FAS 123 as described in the disclosure of pro forma net income and earnings per share above.

NOTE 3 —	ACQUISITIONS
      We acquired the following properties during the three months ended March 31, 2005:

		Acquisition	Number of
Property	Location	Date	Buildings	Square Feet	Purchase Price

					(Dollars in thousands)
Office properties:
Summit at Douglas Ridge — Phase I	Roseville, CA	01/21/2005	1	92,941	$25,000
Park 22	Austin, TX	03/22/2005	3	203,716	35,650
Vacant land:
Two Main Place	Portland, OR	03/14/2005	—	—	7,600

Total			4	296,657	$68,250

EQUITY OFFICE PROPERTIES TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

NOTE 4 —	DISCONTINUED OPERATIONS

Sales of Real Estate
      During the three months ended March 31, 2005, we sold the following properties:

		Disposition	Number of
Property	Location	Date	Buildings	Square Feet	Sales Price

					(Dollars in thousands)
Northland Plaza(a)	Bloomington, MN	01/04/2005	1	296,967	$43,000
Meier Central North — Buildings 13 and 14(b)	Santa Clara, CA	01/20/2005	—	—	1,986
Water’s Edge(c)	Playa Vista, CA	02/01/2005	2	243,433	85,500
One Devon Square, Two Devon Square and Three Devon Square	Wayne, PA	02/11/2005	3	142,493	23,000
Meier Central South — Building 12(b)	Santa Clara, CA	02/22/2005	—	—	2,867
One Valley Square, Two Valley Square, Three Valley Square, Four and Five Valley Square, Oak Hill Plaza, Walnut Hill Plaza and	Suburban
Four Falls(d)	Philadelphia, PA	03/02/2005	8	863,124	136,000
Oak Creek I(b)	Milpitas, CA	03/15/2005	—	—	2,850
Meier Central North — Building 15(b)	Santa Clara, CA	03/24/2005	—	—	2,350

Total			14	1,546,017	$297,553

(a)	This property was classified as held for sale at December 31, 2004 and written down to its estimated fair value less costs to sell, which approximated the fair value at the time of sale.

(b)	These properties, which consisted of five office buildings comprising approximately 108,676 square feet, were taken out of service during the fourth quarter of 2004 and were no longer included in building and square footage statistics.

(c)	We disposed of our 87.5% interest in this property.

(d)	In connection with the sale of the Walnut Hill Plaza office property, we repaid approximately $13.4 million of mortgage debt that encumbered the property.
      The total gain on the sale of the above properties was approximately $24.2 million and is included in discontinued operations.

EQUITY OFFICE PROPERTIES TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Properties Held for Sale
      The following properties were classified as held for sale as of March 31, 2005:

		Number of
Property	Location	Buildings	Square Feet

545 E. John Carpenter Freeway(e)	Irving, TX	1	369,134
909 Lake Carolyn Parkway(e)	Irving, TX	1	360,815
70-76 Perimeter(e)	Atlanta, GA	4	62,102
LL&E Tower(e)(f)	New Orleans, LA	1	545,157
Meier Central South — Building 11(e)(f)	Santa Clara, CA	1	33,672
Preston Commons(g)	Dallas, TX	3	418,604
Sterling Plaza(g)	Dallas, TX	1	302,747

Total		12	2,092,231

(e)	These properties were subsequently sold.

(f)	We recognized a provision for loss of approximately $13.5 million during the three months ended March 31, 2005 to write-down the carrying value of these properties to their fair value less costs to sell (determined based on the sales price and estimated transaction costs).

(g)	We own a 50% interest in these properties, which we account for under the equity method.

EQUITY OFFICE PROPERTIES TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
      The net income for properties sold and properties held for sale is reflected in the consolidated statements of operations as Discontinued Operations for the periods presented. Below is a summary of the results of operations for properties classified as Discontinued Operations:

	For the three months ended
	March 31,

(Dollars in thousands)	2005	2004

Property operating revenues	$8,522	$24,396

Expenses:
Depreciation and amortization	2,830	6,662
Property operating	4,221	9,165
Ground rent	10	16

Total expenses	7,061	15,843

Operating income	1,461	8,553

Other income (expense):
Interest and dividend income	2	2
Interest expense and amortization of deferred financing costs and prepayment expenses	(608)	(393)

Total other income (expense)	(606)	(391)

Income before income taxes, allocations to minority interests, net gain on sales of real estate and provision for (loss) on properties held for sale	855	8,162
Income taxes	(20)	6
Income allocated to minority interests — partially owned properties	(11)	(103)
Net gain on sales of real estate	24,245	2,195
Provision for (loss) on properties held for sale	(13,538)	—

Net income	$11,531	$10,260

Property net operating income from discontinued operations	$4,301	$15,231

EQUITY OFFICE PROPERTIES TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

NOTE 5 —	INVESTMENTS IN UNCONSOLIDATED JOINT VENTURES
      Several properties are owned by us and other unaffiliated parties in joint ventures, which we account for using the equity method. Combined summarized financial information for our unconsolidated joint ventures is as follows:

	March 31,	December 31,
(Dollars in thousands)	2005	2004

Balance Sheets:
Assets:
Real estate, net of accumulated depreciation	$3,056,106	$3,068,975
Other assets	336,703	343,075

Total Assets	$3,392,809	$3,412,050

Liabilities and Partners’ and Shareholders’ Equity:
Mortgage debt	$930,696	$931,976
Other liabilities	127,154	138,010
Partners’ and shareholders’ equity	2,334,959	2,342,064

Total Liabilities and Partners’ and Shareholders’ Equity	$3,392,809	$3,412,050

Our share of historical partners’ and shareholders’ equity	$1,035,944	$1,032,664
Net excess of cost of investments over the net book value of underlying net assets (net of accumulated depreciation of $22,810 and $22,797, respectively)	84,373	84,479

Carrying value of investments in unconsolidated joint ventures	$1,120,317	$1,117,143

Our share of unconsolidated non-recourse mortgage debt	$360,378	$361,032

	For the three months ended
	March 31,

(Dollars in thousands)	2005	2004

Statements of Operations:
Revenues	$124,320	$117,041

Expenses:
Interest expense and loan cost amortization	12,499	14,020
Depreciation and amortization	30,261	27,830
Operating expenses	59,213	47,208

Total expenses	101,973	89,058

Net income	$22,347	$27,983

Our share of:
Net income	$9,518	$12,413

Interest expense and loan cost amortization	$4,895	$8,102

Depreciation and amortization (real estate related)	$12,262	$11,688

NOTE 6 —	LEASE TERMINATION
      In January 2005, we executed an amendment to a lease that reduced a tenant’s space at the 1301 Avenue of the Americas office property, located in New York, NY, from approximately 564,000 square feet to

EQUITY OFFICE PROPERTIES TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
approximately 250,000 square feet. In connection with this amendment, the tenant agreed to pay a total lease termination fee of approximately $46.9 million, a portion of which is payable in monthly installments ending in October 2005, with a final amount due of approximately $37.4 million. After deducting approximately $2.5 million of deferred rent receivable, lease termination income of approximately $44.4 million was recognized in the first quarter of 2005. At March 31, 2005, approximately $43.2 million was due from the tenant, which was included in “prepaid expenses and other assets” on the consolidated balance sheet.
NOTE 7 — MORTGAGE DEBT
      During the three months ended March 31, 2005, the following transactions occurred:

(Dollars in thousands)

Balance at December 31, 2004(a)	$2,622,750
Repayments and scheduled principal amortization(b)	(103,757)
Repaid upon sale of property (see Note 4 — Discontinued Operations)	(13,386)

Balance at March 31, 2005(a)	$2,505,607

(a)	Excludes net discounts on mortgage debt of approximately $13.4 million and $13.7 million as of March 31, 2005 and December 31, 2004, respectively.

(b)	We repaid mortgage debt and unencumbered the following properties: Sixty State Street, Island Corporate Center and San Mateo BayCenter II.
NOTE 8 — UNSECURED NOTES AND TERM LOAN FACILITY
      During the three months ended March 31, 2005, the following transactions occurred:

Unsecured Notes — Issued:

	Month of				Year of
Original Term	Issuance	Amount	Coupon Rate	Effective Rate(a)	Maturity

		(Dollars in thousands)
2 Years to 4 Years	January	$6,221	3.45% – 4.15%	3.76% – 4.39%	2007 – 2009
2 Years to 4 Years	February	3,220	3.70% – 4.15%	4.01% – 4.39%	2007 – 2009
3 Years to 5 Years	March	4,997	4.05% – 4.75%	4.33% – 5.00%	2008 – 2010
Less issuance costs		(94)

Net Proceeds		$14,344

Unsecured Notes — Repaid:

Month Repaid	Amount	Coupon Rate	Effective Rate(a)

	(Dollars in thousands)
February	$125,000	6.88%	6.40%
February	400,000	6.63%	4.99%

Total	$525,000

(a)	Includes the effect of settled interest rate protection and interest rate swap agreements, offering and transaction costs and premiums and discounts.

EQUITY OFFICE PROPERTIES TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Term Loan Facility
      In February 2005, we obtained a $250 million unsecured term loan facility, which bears interest at LIBOR plus 35 basis points (the spread is subject to change based on our credit rating) and matures in February 2006. Amounts borrowed under this facility are required to be repaid with net proceeds from the issuance of unsecured notes, and at our option, with certain proceeds from future asset sales. We have the option through August 2005 to increase the facility up to $600 million. Upon exercise of the option, the interest rate will increase to LIBOR plus 45 basis points (this spread is subject to change based on our credit rating). This term loan facility is subject to the same financial covenants as our existing $1.0 billion line of credit.

NOTE 9 —	SHAREHOLDERS’ EQUITY AND MANDATORILY REDEEMABLE PREFERRED SHARES

Common Shares
      The following table presents the changes in the issued and outstanding common shares of beneficial interest (“Common Shares”) since December 31, 2004, excluding Units which are exchangeable for Common Shares on a one-for-one basis, or the cash equivalent thereof, subject to certain restrictions:

Outstanding at December 31, 2004	403,842,441
Repurchased and retired(a)	(86,505)
Repurchased in the prior period, but retired in the current period	(25,728)
Issued upon exercise of share options	1,618,882
Issued upon redemption of Units	446,459
Restricted shares issued, net of cancellations	819,515
Issued upon conversion of 70 Series B Preferred Shares	98

Outstanding at March 31, 2005	406,615,162

(a)	During the three months ended March 31, 2005, we repurchased 90,505 Common Shares at an average purchase price of $30.15 for approximately $2.7 million. Of these 90,505 Common Shares, 4,000 were not yet retired as of March 31, 2005.

Distributions
      The following distributions were declared for the first quarter 2005:

	Distribution		Shareholder
	per Share	Date Paid	Record Date

Common Shares	$0.50	April 15, 2005	March 31, 2005
Series B Preferred Shares	$0.65625	February 15, 2005	February 1, 2005
Series G Preferred Shares	$0.484375	March 15, 2005	March 1, 2005

EQUITY OFFICE PROPERTIES TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

NOTE 10 —	EARNINGS PER SHARE
      The following table sets forth the computation of basic and diluted earnings per share:

	For the three months ended
	March 31,

(Dollars in thousands, except per share amounts)	2005	2004

Numerator:
Income from continuing operations	$98,040	$101,476
Preferred distributions	(8,701)	(12,748)

Income from continuing operations available to common shareholders	89,339	88,728
Discontinued operations (including net gain on sales of real estate and properties held for sale of $10,707 and $2,195, respectively)	11,531	10,260
Cumulative effect of a change in accounting principle	—	(33,697)

Numerator for basic earnings per share — net income available to common shareholders	100,870	65,291
Add back income allocated to minority interests in EOP Partnership	11,754	7,949

Numerator for diluted earnings per share — net income available to common shareholders	$112,624	$73,240

Denominator:
Denominator for basic earnings per share — weighted average Common Shares outstanding	402,812,763	399,757,911

Effect of dilutive potential common shares:
Units	47,178,377	48,894,154
Share options and restricted shares	2,409,154	2,490,856

Dilutive potential common shares	49,587,531	51,385,010

Denominator for diluted earnings per share — weighted average Common Shares outstanding and dilutive potential common shares	452,400,294	451,142,921

Earnings per share — basic:
Income from continuing operations available to common shareholders, net of minority interests	$0.22	$0.22
Discontinued operations, net of minority interests	0.03	0.02
Cumulative effect of a change in accounting principle, net of minority interests	—	(0.08)

Net income available to common shareholders, net of minority interests(a)	$0.25	$0.16

Earnings per share — diluted:
Income from continuing operations available to common shareholders	$0.22	$0.21
Discontinued operations	0.03	0.02
Cumulative effect of a change in accounting principle	—	(0.07)

Net income available to common shareholders(a)	$0.25	$0.16

(a)	Net income available to common shareholders per share may not total the sum of the per share components due to rounding.

EQUITY OFFICE PROPERTIES TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
      The following securities were not included in the diluted earnings per share computation because they would have had an antidilutive effect:

		For the three months ended
		March 31,
	Weighted Average
Antidilutive Securities	Exercise Price	2005	2004

Share options	$29.97	7,658,799	—
Share options	$30.08	—	6,740,216
Series B Preferred Shares(b)	$35.70	8,389,290	8,389,354

Total		16,048,089	15,129,570

(b)	The amounts shown represent the resulting Common Shares upon conversion.

EQUITY OFFICE PROPERTIES TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

NOTE 11 —	SEGMENT INFORMATION
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

	For the three months ended
	March 31,

(Dollars in thousands)	2005	2004

Property Operating Revenues:
Rental	$632,988	$620,282
Tenant reimbursements	99,496	100,580
Parking	29,560	28,642
Other(a)	58,935	25,239

Total Property Operating Revenues	820,979	774,743

Property Operating Expenses:
Real estate taxes	91,710	81,341
Insurance	7,693	9,611
Repairs and maintenance	79,411	77,518
Property operating	107,756	104,408

Total Property Operating Expenses	286,570	272,878

Property Net Operating Income from Continuing Operations	$534,409	$501,865

Property Operating Margin from Continuing Operations (b)	65.1%	64.8%

Reconciliation of Property Net Operating Income from Continuing Operations to Income from Continuing Operations:
Property Net Operating Income from Continuing Operations	$534,409	$501,865
Add: Fee income	4,777	3,060
Less:
Depreciation	(175,831)	(164,333)
Amortization	(23,243)	(17,217)
Ground rent	(6,380)	(6,209)
Corporate general and administrative	(17,173)	(11,309)

Operating Income	316,559	305,857
Less:
Other expenses	(212,339)	(205,995)
Income taxes	(474)	263
Minority Interests:
EOP Partnership	(11,754)	(7,949)
Partially owned properties	(3,470)	(3,113)
Add: Income from investments in unconsolidated joint ventures	9,518	12,413

Income from Continuing Operations	$98,040	$101,476

(a)	Other income consists primarily of lease termination income and ancillary income from tenants.

EQUITY OFFICE PROPERTIES TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

(b)	Defined as Property Net Operating Income from Continuing Operations divided by Total Property Operating Revenues.

NOTE 12 —	COMMITMENTS AND CONTINGENCIES

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
      The fixed-to-floating interest rate swaps and the hedged unsecured notes are reflected on the consolidated balance sheets at market value. The market value of the swaps at March 31, 2005 and December 31, 2004 represented a liability to us of approximately $52.9 million and $29.5 million, respectively, and is included in other liabilities. The corresponding market adjustment to the hedged unsecured notes is recorded as a discount on the unsecured notes.

Property Acquisitions
      On January 21, 2005, we signed an agreement to acquire the Summit at Douglas Ridge — Phase II office property located in Roseville, CA for approximately $18.7 million upon substantial completion of construction. The acquisition is subject to certain contingencies and is expected to close during the second quarter of 2005.

Contingencies
      Certain joint venture agreements contain buy/sell options in which each party has the option to acquire the interest of the other party but do not generally require that we buy our partners’ interests. We have one

EQUITY OFFICE PROPERTIES TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
joint venture which allows our unaffiliated partners, at their election, to require that we buy their interests during a specified future time period commencing in 2009 based on a formula contained in the agreement. In addition, we have granted options to each of two tenants to purchase the property it occupies. In accordance with Statement of Accounting Standards No. 5 Accounting for Contingencies, we have not recorded a liability or the related asset that would result from the acquisition in connection with the above potential obligations because the probability of our unaffiliated partners requiring us to buy their interest is not currently determinable and we are unable to estimate the amount of the payment required for that purpose.
      Approximately 224 of our properties, consisting of approximately 30.5 million square feet, are subject to restrictions on taxable dispositions under tax protection agreements entered into with some of the contributors of the properties. The carrying value of these properties was approximately $6.5 billion at March 31, 2005. The restrictions on taxable dispositions are effective for periods expiring at different times through 2021. The terms of these tax protection agreements generally prevent us from selling the properties in taxable transactions unless we indemnify the contributing partners for their income tax liability on the portion of the gain on sale allocated to them as a result of the property’s value at the time of its contribution to us or, in some cases, to our predecessor. We do not believe that the tax protection agreements materially affect the conduct of our business or our decisions whether to dispose of restricted properties during the restriction period because we generally hold these and our other properties for investment purposes, rather than for sale. Historically, however, where we have deemed it to be in our shareholders’ best interests to dispose of restricted properties, we have done so through transactions structured as tax-deferred transactions under section 1031 of the Internal Revenue Code. We anticipate structuring most future dispositions of restricted properties as transactions intended to qualify for tax-deferred treatment. We therefore view the likelihood of incurring any such material indemnification obligations to be remote. Were we to dispose of a restricted property in a taxable transaction, we generally would be required to pay to a partner that is a beneficiary of one of the tax protection agreements an amount based on the amount of income tax the partner would be required to pay on the incremental gain allocated to such partner as a result of the built-in gain that existed with respect to such property at the time of its contribution to us, or in some cases, to our predecessor. In some cases there is a further requirement to reimburse any additional tax liability arising from the indemnification payment itself. The exact amount that would be payable with respect to any particular taxable sale of a restricted property would depend on a number of factors, many of which can only be calculated at the time of any future sale, including the sale price of the property at the time of the sale, the partnership’s basis in the property at the time of the sale, the partner’s basis in the assets at the time of the contribution, the partner’s applicable rate of federal, state and local taxation at the time of the sale, and the timing of the sale itself.

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

EQUITY OFFICE PROPERTIES TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Third-Party Coverage
Type of Insurance Coverage	Equity Office Loss Exposure/Deductible	Limitation

Property damage and business interruption(a)	$50 million per occurrence and $75 million annual aggregate exposure (which includes amounts paid for earthquake loss), plus $1 million per occurrence deductible	$1.0 billion per occurrence(c)
Earthquake(a)(b)	$75 million per occurrence and annual aggregate exposure (which includes amounts paid for property damage and business interruption loss), plus $1 million per occurrence deductible	$325 million in the aggregate per year(c)
Acts of terrorism(d)	$4.3 million per occurrence deductible (plus 10% of each and every loss with a maximum per occurrence exposure of $36.8 million which includes the $4.3 million deductible)	$825 million per occurrence(e)

(a)	We retain up to $75 million annual aggregate loss throughout the portfolio. In the event of a loss in excess of the per occurrence or annual aggregate amount, the third-party insurance carriers would be obligated to cover the losses up to the stated coverage amounts in the table above.

(b)	The amount of the third party insurance relating to earthquakes is based on maximum probable loss studies performed by independent third parties. The maximum annual aggregate payment amount for earthquake loss is $325 million, inclusive of our loss exposure of $75 million plus $1 million per occurrence deductible. There can be no assurance that the actual losses suffered in the event of an earthquake would not exceed the amount of such insurance coverage.

(c)	These amounts include our loss exposure/deductible amount.

(d)	This coverage includes nuclear, chemical and biological events under the Terrorism Insurance Act of 2002 (“TRIA”). TRIA will expire December 31, 2005 and there is a risk it will not be extended past this date. Should the act not be extended, the structure, terms or conditions (including premiums and coverage) of our terrorism insurance program would likely be affected for future periods. We may be unable to secure replacement coverage on comparable terms and conditions.

This coverage does not apply to non-TRIA events (which are terrorism events that are not committed by a foreigner or a foreign country). We maintain separate insurance with a $325 million annual aggregate limit subject to a deductible of $1 million for non-TRIA events. This separate coverage for non-TRIA events excludes nuclear, biological and chemical events.

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

EQUITY OFFICE PROPERTIES TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

NOTE 13 —	SUBSEQUENT EVENTS
      The following transactions occurred subsequent to March 31, 2005, through May 5, 2005:

1. We disposed of the following properties:

			Number of
Property	Location	Date	Buildings	Square Feet	Sales Price

					(Dollars
					in thousands)
545 E. John Carpenter Freeway and 909 Lake Carolyn Parkway (a)	Irving, TX	04/01/2005	2	729,949	$68,500
70-76 Perimeter (a)	Atlanta, GA	04/05/2005	4	62,102	11,055
Meier Central South — Building 11(a)	Santa Clara, CA	04/18/2005	1	33,672	4,400
Colonnade I, II and III	Dallas, TX	04/26/2005	3	984,254	153,500
LL&E Tower (a)	New Orleans, LA	05/04/2005	1	545,157	45,000

		Total	11	2,355,134	$282,455

(a)	This property was classified as held for sale at March 31, 2005.

2. We signed an agreement to acquire approximately 1.03 million square feet, or nearly 80%, of the 1095 Avenue of the Americas office property (aka Verizon Building) located in New York, NY for approximately $505 million. The closing is contingent upon approval by the New York Public Service Commission and the Attorney General of New York. Closing is anticipated in the fourth quarter of 2005.

3. We repaid the mortgage debt that encumbered the 1740 Technology office property for a total of approximately $15.7 million.

4. We acquired 11111 Sunset Hills Road (aka XO Communications Building), which consists of one office building comprising approximately 216,469 square feet in Reston, VA for a purchase price of approximately $50.7 million. The purchase price includes our assumption of approximately $22.5 million of mortgage debt encumbering the property.

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Forward-Looking Statements
      This Quarterly Report on Form 10-Q includes certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are based on management’s present expectations and beliefs about future events. As with any projection or forecast, these statements are inherently susceptible to uncertainty and changes in circumstances. Important factors that could cause actual results to differ materially from those reflected in such forward-looking statements and that should be considered in evaluating this Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) include, but are not limited to, the following: although we believe office market conditions have begun to stabilize and even improve in certain markets in which we have a presence, we continue to enter into new or renewal leases at lower net effective rents than were payable under existing leases; in order to continue to pay distributions to our common shareholders at current levels, we must borrow funds or sell assets; we expect to be a net seller of real estate in 2005, which will further reduce our income from continuing operations and funds from operations and may also result in gains or losses on sales of real estate and impairment charges; our properties face significant competition; we face potential adverse effects from tenant bankruptcies or insolvencies; competition for acquisitions or an oversupply of properties for sale could adversely affect us; and an earthquake or terrorist act could adversely affect our business and such losses, or other potential losses, may not be fully covered by insurance. These and other risks and uncertainties are detailed from time to time in our filings with the SEC, including our 2004 Form 10-K filed on March 16, 2005 and Form 8-K filed on March 29, 2005. We are under no obligation to, and expressly disclaim any obligation to, update or alter our forward-looking statements, whether as a result of changes, new information, subsequent events or otherwise.
      The following discussion should be read together with our consolidated financial statements and notes thereto.
Overview
      This MD&A begins with an Executive Summary which includes a description of our business and key factors and trends that affect our business and is then organized as follows:

•	Results of Operations

Period-to-period comparison of our results of operations for the three months ended March 31, 2005 and 2004.

•	Liquidity and Capital Resources

A discussion of our liquidity and capital resources, including distributions to our shareholders and unitholders, contractual obligations, debt financing, equity securities, market risk, capital improvements, tenant improvements, leasing costs, developments, inflation, cash flows and additional items for 2005.

•	Funds From Operations

A reconciliation of this non-GAAP financial measure to net income, the most directly comparable GAAP measure.
Executive Summary
      Equity Office Properties Trust (“Equity Office”) is the largest office property real estate investment trust (“REIT”) in the nation based on market capitalization and square footage. We own, manage, lease, acquire and develop office properties. As of March 31, 2005, we owned office properties in 27 metropolitan areas including our 17 core markets which are Atlanta, Austin, Boston, Chicago, Denver, Los Angeles, New York, Oakland/ East Bay, Orange County, Portland, Sacramento, San Diego, San Francisco, San Jose, Seattle, Stamford and Washington, D.C. We believe our core markets offer or are characterized by the following: an intellectual and cultural infrastructure; a highly educated workforce; a strong opportunity for us to be a market leader; an ability to leverage our operating platform; and sufficient market size for us to achieve scale.
      We operate our properties using a portfolio-based model as compared to more traditional real estate owners who operate on a property-by-property basis. We believe this approach allows us to operate efficiently while providing a high level of service to our tenants. Our operating model, which includes centralized regional offices and procurement functions, allows us increased opportunities to: provide a wide range of office solutions to our tenants with local, regional or national space needs; streamline our operations; improve customer service; retain tenants; increase occupancy; and reduce operating expenses.
      The following areas affect our office business and are important factors to consider when reviewing our financial and operating results:

•	Economic Environment and Office Job Growth

•	Acquisition and Disposition Activity

•	Leasing Results for the Total Office Portfolio

•	Cash Requirements

Economic Environment and Office Job Growth
      Over the past few years an economic slowdown coupled with slow employment growth and increased office vacancy in the United States has adversely impacted our financial results. As the economy recovers, these trends are beginning to reverse in certain of our markets with office vacancy declining and rental rates improving, primarily because of an increase in office job growth and an increase in positive net absorption of office space.
      Office job growth is the principal driver of demand for our properties. Office job growth in our top 20 markets increased in the current quarter and has now been positive for two quarters in a row. That compares to annual job losses in 2001 through 2003. For the current quarter, net absorption in these markets was positive for the eighth consecutive quarter. In addition, nationwide construction activity, an important market variable driving supply of office space, is less than one-third of its 2002 peak. The low level of new construction, office job growth and net absorption should continue to positively impact occupancy rates.
      In most of our markets occupancy continues to improve and vacancy rates are declining. The first quarter 2005 represents the seventh quarter in a row of declining vacancy in most of our markets. We expect that between now and year-end 2005 vacancy rates in our top 20 markets will continue to decrease with the largest occupancy gains in Class A and suburban office space. Class A vacancy rates are now below vacancy rates in comparable B and C properties. Vacancy rates in suburban markets are continuing to decline from their peak, which occurred in the first quarter 2003. In addition, sublease space continues to decline from its peak in 2002 in our top 20 markets. The reduced amount of sublease space means that future net absorption will mainly reduce direct vacancy rates.
      The market recovery we have started to experience will take some time to translate into improved deal economics and enhanced operating results for office property owners. Therefore, assuming the recovery is sustained, we expect a gradual improvement from the conditions we experienced over the past few years with uneven recoveries in different markets.

Acquisition and Disposition Activity
      During the first quarter 2005, we sold 19 buildings (including five properties comprising approximately 108,676 square feet previously taken out of service) for approximately $297.6 million and acquired four buildings and a vacant land parcel for approximately $68.3 million. We anticipate that in 2005 market conditions will continue to favor asset sales. If market conditions permit, we plan to take advantage of this opportunity to strengthen our portfolio by selling non-core assets in core markets and assets in non-core markets. Should we be able to secure favorable pricing, we may sell as much as $2 billion to $3 billion of assets in 2005 representing over 20 million square feet. To the extent that we become a net seller of real estate, it may affect our net income and funds from operations (“FFO”). As we sell properties we may incur gains or losses and may also incur impairment charges, some of which could be material, as a result of either sales, changes in market conditions or changes in holding periods. Gains and losses on asset sales have no impact on FFO but impairment charges and provisions for losses on properties held for sale reduce FFO. We have several options for the proceeds from asset sales, which include acquiring assets in our targeted core markets, repaying debt, buying back our shares, or some combination of these options. Should the level of dispositions in 2005 be significant, the impact of such sales on our operating results and financial condition, occupancy, leasing activity, and tenant improvement and leasing costs will depend to a great extent on the manner, timing and terms of the sales and our use of the sales proceeds.

Leasing Results for the Total Office Portfolio
      The gross square footage for tenants who took occupancy during the three months ended March 31, 2005 and 2004 was approximately 6.0 million and 5.4 million, respectively. We ended the first quarter 2005 with occupancy of 87.6%, a slight decline from 87.7% at the end of 2004, but an improvement from 86.3% at the end of 2003.
      Rental rates declined during the first quarter 2005 by approximately 14.9% on a cash basis as new leases replaced expiring and terminated leases. Market rents began to trend down beginning in 2001 as vacancy rates increased across the nation. While we have been able to increase rental rates in select areas, we expect it to take time for pricing power to improve across the portfolio. We estimate that rental rates on our leases that are scheduled to expire in 2005 are approximately 15% above current market. This roll down in rents to current market levels adversely affects our rental revenues, and until market rental rates increase substantially from their current levels, we expect it to continue to adversely affect our rental revenues.
      While tenant improvement and leasing costs have been at historically high levels, we are seeing them stabilize and expect these costs to average $18 to $20 per square foot in 2005, similar to levels in late 2003 and 2004.
      We had approximately 1.3 million square feet of early lease terminations which took effect in the first quarter 2005 which compares to approximately .9 million square feet in the comparable quarter 2004. While it is difficult to predict future terminations, we expect the number on a square footage basis to decline in 2005 as compared to 2004. We are seeing more planned terminations versus defaults and expect lease termination fees to be slightly higher in 2005 than 2004 primarily because of one large termination fee in the first quarter 2005.

Cash Requirements
      As discussed later in the Liquidity and Capital Resources section, our net cash flow provided by operating activities has by itself been insufficient to meet all of our cash requirements including capital improvements, tenant improvements and leasing costs as well as distributions to our shareholders and unitholders. If our net cash from operating activities and our cash requirements, including tenant improvements and leasing costs, continue at these levels, and if our Board of Trustees continues to declare distributions on our Common Shares at current levels, we expect that a shortfall will continue in 2005 and that we will cover the shortfall with proceeds from financing activities and asset sales.

Key Transactions Completed During the First Quarter 2005

Investing Activities

•	We acquired $68.3 million in assets, consisting of four office properties comprising approximately .3 million square feet and a vacant land parcel and

•	disposed of 19 office properties (including five properties comprising approximately 108,676 square feet previously taken out of service) comprising approximately 1.7 million square feet for approximately $297.6 million.

Financing Activities

•	We obtained a $250 million unsecured term loan facility, which bears interest at LIBOR plus 35 basis points and matures in February 2006 and

•	repaid $525 million of unsecured notes and approximately $107.2 million of mortgage debt.

Other

•	We recorded a non-cash provision for loss on two assets held for sale of approximately $13.5 million and

•	recorded approximately $44.4 million of income from a single lease termination.
Results of Operations

Trends in Occupancy and Rental Rates for the Total Office Portfolio
      Below is a summary of leasing activity for tenants taking occupancy in the periods presented. Our 10 largest markets in terms of our property net operating income from continuing operations for the three months ended March 31, 2005 in order from greatest to least are New York, Boston, San Francisco, San Jose, Los Angeles, Seattle, Washington, D.C., Chicago, Orange County and Atlanta. The New York market ranked first this quarter because of a significant lease termination, which resulted in approximately $44.4 million of income. These markets accounted for approximately 81.0% of our property net operating income from continuing operations in the first quarter of 2005.

	For the three months ended
	March 31,

Total Office Portfolio Data	2005	2004

10 Largest Markets:
Portion of Total Office Portfolio based on square feet at end of period	70.2%	69.6%
Occupancy at end of period	87.8%	86.0%
Gross square footage for tenants whose lease term commenced during the period	4,028,185	3,660,820
Weighted average annual rent per square foot for tenants whose lease term commenced during the period:
GAAP basis(a)(b)	$28.78	$26.70
Cash basis(b)(c)	$26.83	$26.03
Gross square footage for expiring and terminated leases during the period	3,991,034	3,736,902
Weighted average annual rent per square foot for expiring and terminated leases during the period:
GAAP basis(a)	$31.41	$29.65
Cash basis(c)	$32.25	$30.55
Total Office Portfolio:
Occupancy at end of period	87.6%	86.1%
Gross square footage for tenants whose lease term commenced during the period	6,007,657	5,414,412
Weighted average annual rent per square foot for tenants whose lease term commenced during the period:
GAAP basis(a)(b)	$26.08	$24.50
Cash basis(b)(c)	$24.76	$23.84
Gross square footage for expiring and terminated leases during the period	6,176,776	5,605,011
Weighted average annual rent per square foot for expiring and terminated leases during the period:
GAAP basis(a)	$28.36	$26.74
Cash basis(c)	$29.09	$27.58

(a)	Based on the average annual base rent per square foot over the lease term and current estimated tenant reimbursements, if any.

(b)	Weighted average annual rent per square foot for new office leases for tenants whose lease term commenced during the period may lag behind market because leasing decisions typically are made anywhere from one month to 12 or more months prior to taking occupancy.

(c)	Based on the monthly contractual rent when the lease commenced, expired or terminated multiplied by 12 months. For new and renewal leases, if the monthly contractual rent when the lease commenced is $0 then the rental rate represents the first monthly rent payment due multiplied by 12 months (“Annualized Cash Rent”). This amount reflects total base rent and estimated current period expense reimbursements without regard to any rent concessions or contractual increases or decreases in rent after the lease commences. We believe Annualized Cash Rent is a useful measure because this information can be used for comparison to current market rents as published by various third party sources.

Period-to-Period Comparisons
      Below is a summary of changes in our Total Office Portfolio:

	Total Office Portfolio

	Buildings	Square Feet

December 31, 2003	684	122,254,925
Consolidation of SunAmerica Center	1	780,063
Acquisitions	27	3,315,232
Developments placed in service	2	298,689
Dispositions(a)	(5)	(567,765)
Properties taken out of service(b)	(11)	(469,771)
Building remeasurements	—	101,872

December 31, 2004	698	125,713,245
Acquisitions	4	296,657
Dispositions	(14)	(1,546,017)
Building remeasurements	—	28,384

March 31, 2005	688	124,492,269

(a)	Excludes any partial sales of real estate because the properties are still included in our portfolio statistics.

(b)	Properties taken out of service represent office properties we are no longer attempting to lease.

Results of Operations
      The financial data presented in the consolidated statements of operations show significant changes in revenues and expenses from period-to-period. Our period-to-period financial data may not be comparable because we acquire and dispose of properties on an ongoing basis. The following tables show condensed consolidated results attributable to the properties that were acquired or placed in service on or before January 1, 2004 (the “Same Store Portfolio”) and the changes in the total condensed consolidated statements of operations, which includes corporate level items (the “Total Company”). The significant differences between the Same Store Portfolio and the Total Company are the following transactions, which are only reflected in the Total Company:

•	the consolidation of 1301 Avenue of the Americas, which was previously accounted for under the equity method of accounting through February 2004;

•	the acquisition of 27 office buildings comprising approximately 3.3 million square feet in 2004 and four office buildings comprising approximately .3 million square feet in 2005;

•	two developments placed in service in 2004; and

•	the sale of majority interests in two properties and the disposition of 71 industrial properties comprising approximately 5.1 million square feet and five office properties comprising approximately .6 million square feet in 2004 and the disposition of 19 office properties (including five properties comprising approximately 108,676 square feet previously take out of service) comprising approximately 1.7 million square feet in 2005.
      Included in property operating revenues are rental revenue, tenant reimbursements, parking and other income, which includes lease termination income. Included in property operating expenses are insurance, repairs and maintenance and other property operating expenses.

Comparison of the three months ended March 31, 2005 to the three months ended March 31, 2004
      The table below represents selected operating information for the Total Company and for the Same Store Portfolio. The Same Store Portfolio consists of 617 consolidated office properties and 34 unconsolidated joint venture properties acquired or placed in service on or prior to January 1, 2004.

	Total Company				Same Store Portfolio

			Change				Change

(Dollars in thousands)	2005	2004	$	%	2005	2004	$	%

Revenues:
Property operating revenues	$820,979	$774,743	$46,236	6.0%	$732,267	$740,426	$(8,159)	(1.1)%
Fee income	4,777	3,060	1,717	56.1	—	—	—	—

Total revenues	825,756	777,803	47,953	6.2	732,267	740,426	(8,159)	(1.1)

Expenses:
Depreciation and amortization	199,074	181,550	17,524	9.7	182,725	172,440	10,285	6.0
Real estate taxes	91,710	81,341	10,369	12.7	82,213	77,485	4,728	6.1
Property operating expenses	194,860	191,537	3,323	1.7	185,417	185,061	356	.2
Ground rent	6,380	6,209	171	2.8	6,237	6,140	97	1.6
General and administrative(a)	17,173	11,309	5,864	51.9	—	—	—	—

Total expenses	509,197	471,946	37,251	7.9	456,592	441,126	15,466	3.5

Operating income	316,559	305,857	10,702	3.5	275,675	299,300	(23,625)	(7.9)

Other income (expense):
Interest and dividend income	3,233	1,321	1,912	144.7	1,657	1,013	644	63.6
Interest expense(b)	(215,572)	(207,316)	(8,256)	4.0	(43,691)	(48,729)	5,038	(10.3)

Total other income (expense)	(212,339)	(205,995)	(6,344)	3.1	(42,034)	(47,716)	5,682	(11.9)

Income before income taxes, allocation to minority interests and income from investments in unconsolidated joint ventures	104,220	99,862	4,358	4.4	233,641	251,584	(17,943)	(7.1)
Income taxes	(474)	263	(737)	(280.2)	(315)	5	(320)	(6,400)
Minority Interests:
EOP Partnership	(11,754)	(7,949)	(3,805)	47.9	—	—	—	—
Partially owned properties	(3,470)	(3,113)	(357)	11.5	(3,474)	(3,097)	(377)	12.2
Income from investments in unconsolidated joint ventures	9,518	12,413	(2,895)	(23.3)	6,517	10,273	(3,756)	(36.6)

Income from continuing operations	98,040	101,476	(3,436)	(3.4)	236,369	258,765	(22,396)	(8.7)
Discontinued operations (including net gain on sales of real estate and properties held for sale of $10,707 and $2,195, respectively)	11,531	10,260	1,271	12.4	—	—	—	—

Income before cumulative effect of a change in accounting principle	109,571	111,736	(2,165)	(1.9)	236,369	258,765	(22,396)	(8.7)
Cumulative effect of a change in accounting principle	—	(33,697)	33,697	(100.0)	—	(33,697)	33,697	(100.0)

Net income	$109,571	$78,039	$31,532	40.4%	$236,369	$225,068	$11,301	5.0%

	Total Company				Same Store Portfolio

			Change				Change

(Dollars in thousands)	2005	2004	$	%	2005	2004	$	%

Selected Items:
Property net operating income from continuing operations(c)	$534,409	$501,865	$32,544	6.5%	$464,637	$477,880	$(13,243)	(2.8)%

Deferred rental revenue	$18,428	$21,914	$(3,486)	(15.9)%	$13,952	$20,424	$(6,472)	(31.7)%

Lease termination fees	$52,288	$19,206	$33,082	172.2%	$7,884	$14,170	$(6,286)	(44.4)%

(a)	Corporate general and administrative expense is not allocated to the Same Store Portfolio because these expenses are not directly incurred in connection with any specific property.

(b)	Interest expense (including amortization of deferred financing costs and prepayment expenses) for the Same Store Portfolio represents interest expense on property secured mortgage debt and does not include interest expense on the unsecured notes or the line of credit.

(c)	Represents segment data. See the notes to the financial statements.

Property Operating Revenues
      Property operating revenues in the Same Store Portfolio decreased primarily because of a decrease in income from lease terminations of approximately $6.3 million and because of a decrease in rental rates on new and renewal leases as compared to expiring and terminated leases. The decrease was partially offset by an increase in average occupancy rates from approximately 86.0% at December 31, 2003 to approximately 87.7% at March 31, 2005.
      Property operating revenues in the Total Company increased primarily because of $44.4 million of lease termination income associated with the 1301 Avenue of the Americas office property in New York. In addition, property acquisitions increased property operating revenues by approximately $14.4 million. The increase in property operating revenues was partially offset by the partial sales of properties in 2004 (which are not classified as discontinued operations), which decreased property revenues by approximately $8.5 million, and the decreases in the Same Store Portfolio, as explained above.

Depreciation and Amortization
      Depreciation and amortization expense in the Same Store Portfolio increased because of capital and tenant improvements placed in service since the beginning of the prior period and an increase in deferred leasing costs.
      Depreciation and amortization expense in the Total Company increased because of property acquisitions since the beginning of 2004 and the increases in the Same Store Portfolio, as explained above. The increase was partially offset by the partial sales of properties in 2004.

Real Estate Taxes
      Real estate taxes in the Same Store Portfolio increased primarily because the prior period included approximately $5.2 million of adjustments for prior years’ assessments in Boston and Chicago that had the effect of reducing real estate tax expense in 2004. We anticipate real estate taxes to continue to fluctuate based on changes in property assessments and tax rates.
      Real estate taxes increased in 2005 in the Total Company because of the consolidation of 1301 Avenue of the Americas, property acquisitions, and increases in the Same Store Portfolio, as explained above. The increases were partially offset by the partial sale of properties in 2004.

Property Operating Expenses
      Property operating expenses in the Same Store Portfolio remained relatively stable. Repairs and maintenance expenses and other property operating expenses increased approximately $2.5 million and insurance expense decreased approximately $2.2 million.
      Property operating expenses in the Total Company increased because of the consolidation of 1301 Avenue of Americas and property acquisitions. The increases were partially offset by the partial sales of properties in 2004.

General and Administrative Expenses
      General and administrative expenses for the Total Company increased because of increases in general payroll expense due to wage increases and also because of expenses related to stock options and restricted shares awards.

Interest Expense
      Interest expense in the Same Store Portfolio decreased because of mortgage debt repayments. Interest expense increased in the Total Company because of the consolidation of 1301 Avenue of the Americas, which accounted for approximately $4.4 million of the increase, a decrease in capitalized interest of approximately $1.6 million and additional interest expense related to interest rate increases on variable rate debt.

Income from Investments in Unconsolidated Joint Ventures
      Income from investments in unconsolidated joint ventures in the Same Store Portfolio decreased primarily because of decreases in lease termination income. The Total Company decreased primarily because of the consolidation of 1301 Avenue of the Americas and the decrease in the Same Store Portfolio. This decrease was partially offset by the properties that were partially sold in November 2004, which are now accounted for under the equity method, and the acquisition of a 50% interest in Colorado Center in July 2004.

Discontinued Operations
      Discontinued operations in the current period consist primarily of $24.2 million of net gains on the sale of assets and approximately $13.5 million of losses on assets held for sale. Discontinued operations in the prior period consists of approximately $2.2 million of net gains on the sale of assets and approximately $8.1 million of net income related to the properties sold in 2004 and 2005. See the notes to the financial statements for additional information.

Cumulative Effect of a Change in Accounting Principle
      Under the provisions of FIN 46(R), we consolidated the assets, liabilities and results of operations of SunAmerica Center effective January 1, 2004, and recorded a cumulative effect of a change in accounting principle resulting in a loss of approximately $33.7 million.
Liquidity and Capital Resources

Liquidity
      Our net cash provided by operating activities is primarily dependent upon the occupancy level of our properties, the rental rates on our leases, the collectibility of rent from our tenants and the level of operating and other expenses. Our net cash provided by operating activities, our lines of credit, and proceeds from asset sales have been our primary sources of liquidity to fund our cash requirements, which include capital improvements, tenant improvements and leasing costs for operating properties, distributions to our shareholders and unitholders, as well as amounts needed for acquisitions and development costs. The impact of asset sales may be significant in 2005 and is further discussed below.

      Our ability to draw upon our lines of credit is dependent in part on our compliance with various financial and other covenants. A material adverse change in our net cash provided by operating activities may affect the financial performance covenants under our lines of credit and unsecured notes. If we fail to meet our financial performance and other various covenants and are unable to reach a satisfactory resolution with our lenders, our lines of credit could become unavailable to us, the maturity dates for our unsecured notes could be accelerated, and the interest charged on the lines of credit could increase. Moody’s, Standard & Poor’s and Fitch provide credit ratings on our unsecured notes and preferred stock. If our credit ratings are downgraded by either Standard & Poor’s or Fitch, the interest rate charged on our lines of credit will increase. In addition, the interest rate associated with any future financings may be adversely impacted if our credit ratings decline.
      During the first quarter 2005, we sold 19 buildings (including five properties comprising approximately 108,676 square feet previously taken out of service) for approximately $297.6 million and acquired four buildings and a vacant land parcel for approximately $68.3 million. We anticipate that in 2005 market conditions will continue to favor asset sales. If market conditions permit, we plan to take advantage of this opportunity to strengthen our portfolio by selling non-core assets in core markets and assets in non-core markets. Should we be able to secure favorable pricing, we may sell as much as $2 billion to $3 billion of assets in 2005 representing over 20 million square feet. We have several options for the proceeds from asset sales, which include acquiring assets in our targeted core markets, repaying debt, buying back our shares, or some combination of these options. Should the level of dispositions in 2005 be significant, the impact of such sales on our operating results and financial condition, occupancy, leasing activity, and tenant improvement and leasing costs, will depend to a great extent on the manner, timing and terms of the sales and our use of the sales proceeds.
      In order to qualify as a REIT for federal income tax purposes, we must distribute an amount equal to at least 90% of our taxable income (excluding capital gains) to our shareholders. We currently distribute amounts attributable to capital gains to our shareholders; however, these amounts can be retained by us and taxed at the corporate tax rate. Accordingly, we currently intend, although we are not legally obligated, to continue to make regular quarterly distributions to holders of our common and preferred shares, at least at the level required to maintain our REIT status for federal income tax purposes. The declaration of distributions on capital shares is at the discretion of the Board of Trustees, which decision is made quarterly by the Board of Trustees based on then prevailing circumstances.
      Lower occupancy levels, reduced rental rates, and reduced revenues as a result of asset sales have had the effect of reducing our net cash provided by operating activities. In addition, our tenant improvement and leasing costs have increased as compared to historical levels due to competitive market conditions for new and renewal leases. During the year ended December 31, 2004, our net cash provided by operating activities was insufficient by itself to pay all our cash requirements including capital improvements, tenant improvement and leasing costs and distributions to our shareholders and unitholders. We funded this shortfall primarily with proceeds from financing activities.
      If our net cash from operating activities and tenant improvement and leasing costs continue at these levels, and if our Board of Trustees continues to declare distributions on our Common Shares at current levels, we expect that such shortfall will continue in 2005 and that we will need to cover the shortfall with proceeds from financing activities and asset sales. Although we anticipate a shortfall during 2005, we expect our cash needs will fluctuate throughout the year and is dependent on factors such as the timing of our distributions, our leasing activities and asset dispositions and acquisitions.
      As of March 31, 2005, we had approximately $1.1 billion of secured and unsecured debt maturing in 2005, which excludes scheduled principal payments prior to maturity. Because REIT rules for federal income tax purposes require us to distribute 90% of our taxable income, we will not be able to retain sufficient cash to repay all of our debt as it comes due using only cash from operating activities. As a result, we will be required to repay most of our maturing debt with proceeds from asset sales and borrowings, although there can be no assurance that such financings or dispositions at acceptable terms will be available to us.

      We believe that net cash provided by operating activities, draws under our lines of credit, proceeds from other financing sources that we expect to be available to us and proceeds from asset sales will together provide sufficient liquidity to meet our cash needs during 2005.

Distributions
      In the first quarter 2005, the Board of Trustees declared distributions on the preferred shares as reflected below:

		Annualized
	Distribution	Distribution	Total Distributions
Security	Per Share	Per Share	(Dollars in thousands)

Series B Preferred Shares	$0.65625	$2.625	$3,931
Series G Preferred Shares	$0.484375	$1.9375	$4,117
      The Board of Trustees also declared distributions on Common Shares for the current quarter at the rate of $.50 per Common Share.

Contractual Obligations
      As of March 31, 2005, we were subject to certain material contractual payment obligations as described in the table below. We were not subject to any material capital lease obligations.

	Payments Due by Period

		Remainder of
(Dollars in thousands)	Total	2005	2006	2007	2008	2009	Thereafter

Mortgage debt(1)	$2,505,607	$982,513	$286,130	$239,745	$134,964	$563,299	$298,956
Unsecured notes(2)	9,180,192	150,000	652,924	979,782	479,258	857,965	6,060,263
Lines of Credit	869,000	—	869,000	—	—	—	—
Series B Preferred Shares	299,497	—	—	—	299,497	—	—
Share of mortgage debt of unconsolidated joint ventures	360,378	31,062	52,227	4,010	18,622	11,658	242,799
Operating lease obligations	1,439,834	17,087	22,641	22,481	22,643	22,712	1,332,270
Share of ground leases of unconsolidated joint ventures	34,277	423	564	564	564	564	31,598

Total Contractual Obligations	$14,688,785	$1,181,085	$1,883,486	$1,246,582	$955,548	$1,456,198	$7,965,886

(1)	Balance excludes a net unamortized discount of approximately $13.4 million.

(2)	Balance excludes a net unamortized discount of approximately $64.4 million.

Fixed-to-Floating Interest Rate Swaps
      See the notes to the financial statements for information on fixed-to-floating interest rate swaps.

Energy Contracts
      In an ongoing effort to control energy costs, from time to time we enter into contracts for the purchase of gas or electricity for properties in states which have deregulated energy markets. Typically, the terms of the contracts range from of one to five years. Although all or a portion of the commodity price under these contracts is generally fixed, the amounts actually expended under these contracts will vary in accordance with actual energy usage or the timing of energy usage during the period. As a result, the amounts to be expended under these contracts are difficult to predict. Our failure to purchase the amount of energy for which we have contractual commitments could result in penalties, depending on market conditions, some of which could be significant.

Off-Balance Sheet Arrangements
      We do not have any off-balance sheet arrangements with any unconsolidated investments or joint ventures that we believe have or are reasonably likely to have a material effect on our financial condition, results of operations, liquidity or capital resources.

Property Acquisitions
      On January 21, 2005, we signed an agreement to acquire the Summit at Douglas Ridge- Phase II office property located in Roseville, CA for approximately $18.7 million upon substantial completion of construction. The acquisition is subject to certain contingencies and is expected to close during the second quarter of 2005.

Debt Financing

Consolidated Debt
      The table below summarizes our consolidated mortgage debt, unsecured notes and lines of credit indebtedness:

	March 31,	December 31,
(Dollars in thousands)	2005	2004

Balance (includes unamortized discounts and premiums):
Fixed rate:
Mortgage debt	$2,386,297	$2,502,871
Unsecured notes	7,925,708	8,439,016

Total fixed rate debt	10,312,005	10,941,887

Variable rate(a)
Mortgage debt	105,928	106,196
Unsecured notes and lines of credit	2,059,071	1,761,376

Total variable rate debt	2,164,999	1,867,572

Total	$12,477,004	$12,809,459

Percent of total debt:
Fixed rate	82.6%	85.4%
Variable rate	17.4%	14.6%

Total	100.0%	100.0%

Effective interest rate at end of period:
Fixed rate:
Mortgage debt	7.80%	7.80%
Unsecured notes	6.97%	6.87%

Effective interest rate	7.16%	7.09%

Variable rate:
Mortgage debt	5.94%	5.53%
Unsecured notes and lines of credit	4.31%	3.75%

Effective interest rate	4.39%	3.85%

Total	6.67%	6.61%

(a)	The variable rate debt includes $1.0 billion of fixed rate unsecured notes that were converted to a variable rate based on LIBOR plus 122 basis points through several interest rate swap agreements entered into in March 2004. The interest rates for the remaining variable rate debt are based on various spreads over LIBOR.
      The instruments encumbering the properties, among other limitations, restrict title transfer of the respective properties subject to the terms of the mortgage, prohibit additional liens, require payment of real estate taxes on the properties, require maintenance of the properties in good condition, require maintenance of insurance on the properties and include a requirement to obtain lender consent to enter into material tenant leases.

Lines of Credit

$1.0 Billion Revolving Credit Facility
      We have a $1.0 billion revolving credit facility that was obtained in May 2003 and matures in May 2006. As of March 31, 2005, $619.0 million was outstanding under this facility. The line of credit bears interest at LIBOR plus 60 basis points, but would increase in the event of a downward change in our credit ratings from Standard & Poor’s or Fitch. The line of credit has an annual facility fee of 20 basis points payable quarterly. In addition, a competitive bid option, whereby the lenders participating in the credit facility may bid on the interest to be charged resulting in an interest rate lower than LIBOR plus 60 basis points, is available for up to $350 million of the borrowings under the credit facility. The effective rate on the line of credit at March 31, 2005 was approximately 3.64%.
      We use our line of credit, together with net cash provided by operating activities and asset sales, to fund capital improvements, tenant improvement and leasing costs, distributions to our shareholders and unitholders, financing and investing activities and for other general working capital purposes. As a result of the nature and timing of the draws, the outstanding balance on our line of credit is subject to ongoing fluctuation and amounts outstanding under the line of credit may from time to time be significant. We consider all such borrowings to be in the ordinary course of our business and expect fluctuations in the outstanding balance under the line of credit during 2005.

Term Loan Facility
      We obtained a $250 million unsecured term loan facility, which bears interest at LIBOR plus 35 basis points (the spread is subject to change based on our credit rating) and matures in February 2006. Amounts borrowed under this facility are required to be repaid with net proceeds from the issuance of unsecured notes, and at our option, with certain proceeds from future asset sales. We have the option through August 2005 to increase the facility up to $600 million. Upon exercise of the option, the interest rate will increase to LIBOR plus 45 basis points. This term loan facility is subject to the same financial covenants as our existing $1.0 billion line of credit. As of March 31, 2005, $250 million was outstanding under this facility.

Unsecured Notes
      The table below summarizes the unsecured notes outstanding as of March 31, 2005:

	Coupon	Effective	Principal
Original Term	Rate	Rate(a)	Balance	Maturity Date

			(Dollars in thousands)
Fixed interest rate:
7 Years	8.00%	6.49%	$100,000	07/19/05
8 Years	7.36%	7.69%	50,000	09/01/05
6 Years	8.38%	7.65%	500,000	03/15/06
9 Years	7.44%	7.74%	50,000	09/01/06
10 Years	7.13%	6.74%	100,000	12/01/06
9 Years	7.00%	6.80%	1,500	02/02/07
9 Years	6.88%	6.83%	25,000	04/30/07
9 Years	6.76%	6.76%	300,000	06/15/07
10 Years	7.41%	7.70%	50,000	09/01/07
7 Years	7.75%	7.91%	600,000	11/15/07
10 Years	6.75%	6.97%	150,000	01/15/08
10 Years	6.75%	7.01%	300,000	02/15/08
10 Years	6.80%	6.94%	500,000	01/15/09
10 Years	7.25%	7.14%	200,000	05/01/09
11 Years	7.13%	6.97%	150,000	07/01/09
10 Years	8.10%	8.22%	360,000	08/01/10
6 Years	4.65%	4.81%	800,000	10/01/10
10 Years	7.65%	7.20%	200,000	12/15/10
10 Years	7.00%	6.83%	1,100,000	07/15/11
10 Years	6.75%	7.02%	500,000	02/15/12
10 Years	5.88%	5.98%	500,000	01/15/13
20 Years	7.88%	8.08%	25,000	12/01/16
20 Years	7.35%	8.08%	200,000	12/01/17
20 Years	7.25%	7.54%	250,000	02/15/18
30 Years	7.50%	8.24%	150,000	10/01/27
30 Years	7.25%	7.31%	225,000	06/15/28
30 Years	7.50%	7.55%	200,000	04/19/29
30 Years	7.88%	7.94%	300,000	07/15/31
EOP InterNotes(b)	4.23%	4.47%	48,692	11/15/06-01/15/11

Total/Weighted Average Unsecured Fixed Rate Notes	6.95%	6.97%	7,935,192

Variable-interest rate:
6 Years	3.16%	3.29%	200,000	10/01/10
10 Years(c)	4.75%	5.30%	1,000,000	03/15/14
10 Years	3.67%	3.77%	45,000	05/27/14

Total/Weighted Average Unsecured Variable Rate Notes	4.46%	4.92%	1,245,000

Total/Weighted Average	6.61%	6.69%	9,180,192

Net discount			(64,413)

Total			$9,115,779

(a)	Includes the effect of settled and outstanding interest rate protection and interest rate swap agreements, offering and transaction costs and premiums and discounts on certain unsecured notes.

(b)	The rates shown are weighted average rates. The coupon rates on the EOP InterNotes range from 3.30% to 5.25%. Including all offering expenses, the effective rates of the EOP InterNotes range from 3.61% to 5.46%.

(c)	In March 2004, we entered into several interest rate swap agreements that effectively converted these notes to a variable interest rate based on the 6-month LIBOR rate.
      As of March 31, 2005, approximately $2.1 billion was available for issuance under two previously filed shelf registration statements totaling $7.0 billion.

Restrictions and Covenants under Unsecured Indebtedness
      The terms of our lines of credit and unsecured notes contain various financial covenants which require satisfaction of certain ratios including total debt-to-total assets, secured debt-to-total assets, debt service coverage ratios, unencumbered asset to unsecured debt as well as other limitations. As of March 31, 2005, we believe we were in compliance with each of these financial covenants. If we fail to comply with any of these covenants, the indebtedness could become due and payable before its stated due date.
      Sets forth below are the financial covenants to which we are subject under our unsecured note indentures and our performance under each covenant as of March 31, 2005:

Covenants(a) (in each case as defined in the respective indenture)	Actual Performance

Debt to Adjusted Total Assets may not be greater than 60%	48%
Secured Debt to Adjusted Total Assets may not be greater than 40%	11%
Consolidated Income Available for Debt Service to Annual Debt Service Charge may not be less than 1.50:1	2.4
Total Unencumbered Assets to Unsecured Debt may not be less than 150%(a)	209%

(a)	The unsecured notes we assumed in the merger with Spieker Properties, Inc. of which approximately $1.3 billion are still outstanding at March 31, 2005, are subject to a minimum ratio of 165%.

Equity Securities
      The following table presents the changes in our issued and outstanding Common Shares and EOP Partnership’s Units (exclusive of Units owned by us) since December 31, 2004:

	Common Shares	Units	Total

Outstanding at December 31, 2004	403,842,441	47,494,701	451,337,142
Issued upon exercise of share options	1,618,882	—	1,618,882
Repurchased and retired	(86,505)	—	(86,505)
Repurchased in the prior period, but retired in the current period	(25,728)	—	(25,728)
Units redeemed for Common Shares	446,459	(446,459)	—
Units converted to cash	—	(203,396)	(203,396)
Restricted shares issued, net of cancellations	819,515	—	819,515
Issued upon conversion of 70 Series B Preferred Shares	98	—	98

Outstanding at March 31, 2005	406,615,162	46,844,846	453,460,008

Market Risk
      Since December 31, 2004 there were no material changes in the information regarding market risk that was provided in the Form 10-K for the year ended December 31, 2004. For information on the fixed-to-floating interest rate swaps see the notes to the financial statements.

Capital Improvements, Tenant Improvements and Leasing Costs

Capital Improvements
      Significant renovations and improvements, which improve or extend the useful life of our properties are capitalized. We categorize these capital expenditures as follows:

•	Capital Improvements — costs for improvements that enhance the value of the property such as lobby renovations, roof replacement, significant renovations for Americans with Disabilities Act compliance, chiller replacement and elevator upgrades.

•	Development and Redevelopment Costs — costs associated with the development or redevelopment of a property including tenant improvements, leasing costs, capitalized interest and operating costs incurred during completion of the property and incurred while the property is made ready for its intended use.
      The table below shows the costs incurred for each type of improvement.

	For the three months ended March 31,

	2005		2004

		Unconsolidated		Unconsolidated
	Consolidated	Properties	Consolidated	Properties
(Dollars in thousands)	Properties	(our share)	Properties	(our share)

Capital Improvements:
Capital improvements	$4,563	$802	$5,272	$589
Development costs	1,085	—	20,127	—
Redevelopment costs	—	—	356	—

Total capital improvements	$5,648	$802	$25,755	$589

Tenant Improvements and Leasing Costs
      Costs related to the renovation, alteration or build-out of existing office space, as well as related leasing costs, are capitalized and depreciated over the lease term. These tenant improvements may include, but are not limited to, floor coverings, ceilings, walls, HVAC, mechanical, electrical, plumbing and fire protection systems.

      The amounts shown below represent the total tenant improvements and leasing costs for leases which commenced during the period, regardless of when such costs were actually paid.

	For the three months ended March 31,

	2005			2004

			Total Cost Per			Total Cost per
	Total Costs		Square Foot Leased	Total Costs		Square Foot Leased

	(in thousands)			(in thousands)
Consolidated Properties:
Office Properties:
Renewals	$31,318		$10.90	$16,951		$8.95
Retenanted	54,315		21.80	55,778		21.85

Total/Weighted Average	85,633		15.96	72,729		16.36

Unconsolidated Joint Ventures:
Renewals	609	(a)	8.82	7,219	(a)	24.17
Retenanted	10,200	(a)	42.27	3,596	(a)	27.79

Total/Weighted Average	10,809	(a)	34.83	10,815	(a)	25.26

Total/Weighted Average	$96,442		$16.99	$83,544		$17.14

(a)	Represents our share of unconsolidated joint ventures tenant improvements and leasing costs for office properties.
      The information above includes capital improvements incurred during the periods shown. Tenant improvements and leasing costs are reported for leases which commenced during the periods shown which is consistent with how we report our per square foot tenant improvements and leasing costs. The amounts included in the consolidated statements of cash flows represent the cash expenditures made during the period, regardless of when the leases commence. The differences between these amounts represent timing differences between the lease commencement dates and the actual cash expenditures. In addition, the figures below include expenditures for corporate furniture, fixtures and equipment, software, leasehold improvements and other. The reconciliation between these amounts for the consolidated properties and the amounts disclosed in the consolidated statements of cash flows is as follows:

	For the three months ended
	March 31,

(Dollars in thousands)	2005	2004

Capital improvements	$4,563	$5,272
Tenant improvements and leasing costs:
Office properties	85,633	72,729
Industrial properties	—	2,189
Expenditures for corporate furniture, fixtures and equipment, software, leasehold improvements and other	2,936	5,279

Subtotal	93,132	85,469
Development costs	1,085	20,127
Redevelopment costs	—	356
Timing differences	6,558	47,261

Total capital improvements, tenant improvements and leasing costs	$100,775	$153,213

Selected items from the consolidated statements of cash flows:
Capital and tenant improvements	$76,406	$121,389
Lease commissions and other costs	24,369	31,824

Total	$100,775	$153,213

Developments
      We directly own one property under development. This development is funded by working capital and our line of credit. Specifically identifiable direct acquisition, development and construction costs were capitalized, including salaries and related costs, real estate taxes and interest incurred in developing the property. All figures stated below are as of March 31, 2005.

	Placed in		Number		Costs	Total	Current
	Service		of	Square	Incurred	Estimated	Percentage
(Dollars in thousands)	Date(a)	Location	Buildings	Feet	To Date	Costs(b)	Leased

Cambridge Science Center	2Q/2004	Cambridge, MA	1	131,000	$41,440	$54,900	43%

(a)	The Placed in Service Date represents the date the certificate of occupancy was obtained. Subsequent to obtaining the certificate of occupancy, the property is expected to undergo a lease-up period.

(b)	The Total Estimated Costs represent 100% of the development’s estimated costs, including the acquisition cost of the land and building, if any. The Total Estimated Costs are subject to change upon, or prior to, the completion of the development and include amounts required to lease the property.
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
      There are no unconsolidated joint venture properties under development as of March 31, 2005.

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
Cash Flows
      The table below summarizes the changes in our cash and cash equivalents as a result of operating, investing and financing activities for the following periods:

	For the three months ended
	March 31,

(Dollars in thousands)	2005	2004

Cash and cash equivalents at the beginning of the period	$107,126	$69,398
Net cash provided by operating activities	169,175	223,723
Net cash provided by (used for) investing activities	98,560	(165,734)
Net cash (used for) financing activities	(272,563)	(70,853)

Cash and cash equivalents at the end of the period	$102,298	$56,534

Operating Activities
      Cash flows from operations depend primarily on cash generated from lease payments from tenants in our properties. Net income for the quarter ended March 31, 2005 includes $44.4 million of lease termination income the majority of which has not been received and is included in prepaid expenses and other assets on the consolidated balance sheet. In addition, cash provided by operating activities in 2004 includes the collection of notes receivables and decreases in prepaid expenses in the prior period.

Investing Activities
      Net cash provided by and used for investing activities reflects the net impact of acquisitions and dispositions of properties and expenditures for capital improvements, tenant improvements and lease costs. We also received amounts from escrow deposits representing proceeds from property dispositions.

Financing Activities
      Net cash used for financing activities generally includes cash provided by or used for debt transactions, distributions to our common and preferred shareholders and repurchases of our securities.
Additional Items for 2005

Prepaid Expenses and Other Assets
      Prepaid expenses and other assets increased by approximately $53.0 million to $245.0 million at March 31, 2005 compared to $192.0 million at December 31, 2004. This increase was primarily a result of a receivable related to $44.4 million lease termination income recorded in the first quarter 2005.

Distributions Payable
      Distributions payable increased by approximately $226.7 million to $229.4 million at March 31, 2005 compared to $2.7 million at December 31, 2004 because of the accrual for Common Share and Unit distributions declared during the current quarter but not paid in the current quarter.
Critical Accounting Policies and Estimates
      Refer to our 2004 Annual Report on Form 10-K for a discussion of our critical accounting policies which include allowance for doubtful accounts, impairment of long-lived assets, depreciation and amortization, and the fair value of financial instruments. There have been no material changes to these policies in 2005.
Subsequent Events
      See the notes to the financial statements for transactions that occurred subsequent to March 31, 2005.
Funds From Operations (“FFO”)
      FFO is a non-GAAP financial measure. We believe FFO, as defined by the Board of Governors of the National Association of Real Estate Investment Trusts (“NAREIT”), to be an appropriate measure of performance for an equity REIT, for the reasons, and subject to the qualifications, specified below.

The following table reflects the reconciliation of FFO to net income, the most directly comparable GAAP measure, for the periods presented:
Reconciliation of Net Income to Funds From Operations (“FFO”)

	For the three months ended March 31,

	2005		2004

		Per Weighted		Per Weighted
		Average		Average
(Dollars in thousands, except per share amounts)	Dollars	Share(b)	Dollars	Share(b)

Reconciliation of net income to FFO(a):
Net income	$109,571	$0.27	$78,039	$0.20
Plus real estate related depreciation and amortization less net gain on sales of real estate, including our share of those items from unconsolidated joint ventures and adjusted for minority interests’ share in partially owned properties	184,928	0.46	191,566	0.48
Plus cumulative effect of a change in accounting principle	—	—	33,697	0.08
Less minority interests in EOP Partnership share of add back for real estate related depreciation and amortization, net gain on sales of real estate and cumulative effect of a change in accounting principle	(19,300)	(0.05)	(24,450)	(0.06)

FFO	275,199	0.68	278,852	0.70
Preferred distributions	(8,701)	(0.02)	(12,748)	(0.03)

FFO available to common shareholders — basic	$266,498	$0.66 (d)	$266,104	$0.67

Adjustments to arrive at FFO available to common	Net Income	FFO		Net Income	FFO
shareholders plus assumed conversions:
Net income and FFO	$109,571	$275,199		$78,039	$278,852
Preferred distributions	(8,701)	(8,701)		(12,748)	(12,748)

Net income and FFO available to common shareholders	100,870	266,498		65,291	266,104
Net income allocated to minority interests in EOP Partnership	11,754	11,754		7,949	7,949
Minority interests in EOP Partnership share of add back for real estate related depreciation and amortization, net gain on sales of real estate and cumulative effect of a change in accounting principle	—	19,300		—	24,450
Preferred distributions on Series B preferred shares, of which are assumed to be converted into Common Shares(c)	—	4,584		—	3,931

Net income and FFO available to common shareholders plus assumed conversions	$112,624	$302,136		$73,240	$302,434

Weighted average Common Shares, dilutive potential common shares plus assumed conversions outstanding	452,400,294	460,789,584		451,142,921	459,532,275

Net income and FFO available to common shareholders plus assumed conversions per share	$0.25	$0.66	(d)	$0.16	$0.66

	Common Shares and common share equivalents

Weighted average Common Shares outstanding (used for both net income and FFO basic per share calculation)	402,812,763	399,757,911
Redemption of Units for Common Shares	47,178,377	48,894,154
Impact of share options and restricted shares which are dilutive to both net income and FFO	2,409,154	2,490,856

Weighted average Common Shares and dilutive potential common shares used for net income available to common shareholders	452,400,294	451,142,921
Impact of conversion of Series B preferred shares(c)	8,389,290	8,389,354

Weighted average Common Shares, dilutive potential common shares plus assumed conversions used for the calculation of FFO available to common shareholders plus assumed conversions	460,789,584	459,532,275

(a)	FFO is a non-GAAP financial measure. The most directly comparable GAAP measure is net income, to which it is reconciled. See definition below.

(b)	FFO per share may not total the sum of the per share components in the reconciliation due to rounding.

(c)	The Series B preferred shares are not dilutive to EPS but are dilutive to FFO per share for each period presented.

(d)	FFO for the three months ended March 31, 2005 includes a $13.5 million non-cash provision for loss on assets held for sale, or $0.03 per share on a diluted basis, which is not added back to net income when calculating FFO.
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

Item 3.	Quantitative and Qualitative Disclosure About Market Risk.
      Quantitative and qualitative disclosures about market risk are incorporated herein by reference from Item 2.

Item 4.	Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
      As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon their evaluation our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are effective as of such date to ensure that information required to be disclosed by us in our Exchange Act filings is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms.
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

Part II — OTHER INFORMATION
Item 1.     Legal Proceedings.
      Legal proceedings are incorporated herein by reference from “Item 1. — Financial Statements — Note 12 — Commitments and Contingencies.”
Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds.
      The following table summarizes repurchases of our Common Shares during the first quarter 2005:

			Total Number of
			Shares Purchased	Dollar Value of Shares that
			as Part of Publicly	May Yet be Purchased
	Total Number of	Average Price Paid	Announced Plans	Under the Plans or
Period	Shares Purchased (a)	per Share (a)	or Programs (b)	Programs (c)

January 1 – 31	10,928	$29.11	10,928	$507,113,507
February 1 – 28	29,895	29.97	29,895	$507,113,507
March 1 – 31	176,612	30.22	176,612	$507,113,507

First quarter 2005	217,435	$30.13	217,435

(a)	Of the Common Shares repurchased during the first quarter 2005, 20,759 represent Common Shares repurchased in the open market to fund Common Shares purchased under our 1997 Employee Share Purchase Plan, and 3,351 represent Common Shares repurchased in the open market to fund fees paid in Common Shares to each of our nonemployee trustees, except Mr. Zell. In addition, 102,820 Common Shares repurchased represent Common Shares surrendered to Equity Office to satisfy tax withholding obligations in connection with the vesting of restricted stock. The remaining 90,505 Common Shares represent Common Shares repurchased under our Supplemental Retirement Savings Plan.

(b)	Under our repurchase program announced in July 2002, we may repurchase in open market purchases or privately-negotiated transactions up to $1.1 billion of our Common Shares through May 19, 2005. We also announced in May 2004 that we may repurchase Common Shares from time to time to fund our employee benefit programs, including the 1997 Employee Share Purchase Plan and Supplemental Retirement Savings Plan. Such repurchases are not considered part of our open market repurchase program.

(c)	This dollar value relates to the $1.1 billion authorized open market repurchase program only. The number of Common Shares that may yet be repurchased in the open market to fund shares purchased under our 1997 Employee Share Purchase Plan, as amended, was 1,426,221 at January 31, 2005 and February 28, 2005 and 1,405,462 at March 31, 2005.
Item 6.     Exhibits.
      The exhibits required by this item are set forth on the Exhibit Index attached hereto.

SIGNATURES
      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EQUITY OFFICE PROPERTIES TRUST
Date: May 10, 2005

By:	/s/ RICHARD D. KINCAID

Richard D. Kincaid
President and Chief Executive Officer
Date: May 10, 2005

By:	/s/ MARSHA C. WILLIAMS

Marsha C. Williams
Executive Vice President and
Chief Financial Officer

EXHIBIT INDEX

Exhibit
No.		Description	Location

4.1		Indenture, dated August 29, 2000, by and between EOP Operating Limited Partnership and U.S. Bank National Association (formerly known as U.S. Bank Trust National Association)	Incorporated by reference to Exhibit 4.1 to EOP Operating Limited Partnership’s Registration Statement on Form S-3, as amended (SEC File No. 333-43530)
4.2		First Supplemental Indenture, dated June 18, 2001, among EOP Operating Limited Partnership, Equity Office and U.S. Bank National Association (formerly known as U.S. Bank Trust National Association)	Incorporated by reference to Exhibit 4.2 to Equity Office’s Registration Statement on Form S-3, as amended (SEC File No. 333-58976)
4.3		New Trustee Appointment Agreement, dated June 10, 2004, among EOP Operating Limited Partnership, Equity Office and BNY Midwest Trust Company	Incorporated by reference to Exhibit 4.5 to the Current Report on Form 8-K of EOP Operating Limited Partnership filed with the SEC on June 15, 2004
4.4		Form of Medium-Term InterNote (Fixed Rate) and related Guarantee	Incorporated by reference to Exhibit 4.3 to the Current Report on Form 8-K of EOP Operating Limited Partnership filed with the SEC on June 15, 2004
4.5		Schedule of Medium-Term InterNotes (Fixed Rate) issued from January 1, 2005 to March 31, 2005	Incorporated by reference to Exhibit 4.5 to EOP Operating Limited Partnership’s 2005 First Quarter Form 10-Q
10	.1*	First Amendment to Trustee Compensation Agreement	Filed herewith
10	.2*	Change in Control Agreement by and between Equity Office Management, L.L.C., Equity Office and Peyton H. Owen	Filed herewith
10.3		Credit Agreement for $250,000,000 Credit Facility dated as of February 10, 2005, and related Guaranty of Payment	Incorporated by reference to Exhibit 10.46 to Equity Office’s 2004 Annual Report on Form 10-K
12.1		Statement of Computation of Ratio of Earnings to Fixed Charges	Filed herewith
31.1		Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended	Filed herewith
31.2		Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended	Filed herewith
32.1		Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

*	Represents a management contract or compensatory plan, contract or agreement.