Form 10-Q
period 2005-06-30
EQUITY OFFICE PROPERTIES TRUST
filed 2005-08-09
CIK 1038339

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

or

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
(312) 466-3300
Registrant’s telephone number, including area code
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐
      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).     Yes ☑          No ☐
      On July 29, 2005, 410,571,890 Common Shares were outstanding.

PART I -- FINANCIAL INFORMATION
Item 1. Financial Statements.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Item 4. Controls and Procedures.
Part II -- OTHER INFORMATION
Item 1. Legal Proceedings.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Item 4. Submission of Matters to a Vote of Security Holders.
Item 6. Exhibits.
SIGNATURES
First Amendment to Trust Share Appreciation Rights Agreement
First Amendment to Trust Share Appreciation Rights Agreement
Second Amendment to Trust Share Appreciation Rights Agreement
Second Amendment to Trust Share Appreciation Rights Agreement
Statement of Computation of Ratio of Earnings to Fixed Charges
Certification of Chief Executive Officer
Certification of Chief Financial Officer
Certification of Chief Executive Officer and Chief Financial Officer

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements.
EQUITY OFFICE PROPERTIES TRUST
CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
(Dollars in thousands, except per share amounts)	2005	2004

	(Unaudited)
Assets:
Investments in real estate	$23,350,900	$24,876,625
Developments in process	18,780	40,492
Land available for development	239,220	252,524
Investments in real estate held for sale, net of accumulated depreciation	55,875	118,672
Accumulated depreciation	(3,146,426)	(3,148,137)

Investments in real estate, net of accumulated depreciation	20,518,349	22,140,176
Cash and cash equivalents	615,997	107,126
Tenant and other receivables (net of allowance for doubtful accounts of $6,709 and $6,908, respectively)	74,092	75,775
Deferred rent receivable	486,238	478,184
Escrow deposits and restricted cash	129,571	48,784
Investments in unconsolidated joint ventures	1,068,969	1,117,143
Deferred financing costs (net of accumulated amortization of $54,612 and $59,748, respectively)	55,266	61,734
Deferred leasing costs and other related intangibles (net of accumulated amortization of $217,499 and $193,348, respectively)	460,566	450,625
Prepaid expenses and other assets	228,435	191,992

Total Assets	$23,637,483	$24,671,539

Liabilities, Minority Interests, Mandatorily Redeemable Preferred Shares and Shareholders’ Equity:
Liabilities:
Mortgage debt (net of (discounts) of $(12,306) and $(13,683), respectively)	$2,286,662	$2,609,067
Unsecured notes (net of (discounts) of $(15,236) and $(38,362), respectively)	9,179,054	9,652,392
Lines of credit	693,000	548,000
Accounts payable and accrued expenses	490,840	556,851
Distribution payable	230,008	2,652
Other liabilities (net of (discounts) of $(27,067) and $(28,536), respectively)	436,337	484,378
Commitments and contingencies	—	—

Total Liabilities	13,315,901	13,853,340

Minority Interests:
EOP Partnership	948,739	1,065,376
Partially owned properties	173,884	182,041

Total Minority Interests	1,122,623	1,247,417

Mandatorily Redeemable Preferred Shares:
5.25% Series B Convertible, Cumulative Redeemable Preferred Shares, liquidation preference $50.00 per share, 5,989,930 and 5,990,000 issued and outstanding, respectively	299,497	299,500

Shareholders’ Equity:
Preferred Shares, 100,000,000 authorized:
7.75% Series G Cumulative Redeemable Preferred Shares, liquidation preference $25.00 per share, 8,500,000 issued and outstanding	212,500	212,500
Common Shares, $0.01 par value; 750,000,000 shares authorized, 410,041,083 and 403,842,441 issued and outstanding, respectively	4,100	4,038
Other Shareholders’ Equity:
Additional paid in capital	10,616,065	10,479,305
Deferred compensation	(1,114)	(1,916)
Dividends in excess of accumulated earnings	(1,872,508)	(1,359,722)
Accumulated other comprehensive loss (net of accumulated amortization of $8,541 and $5,133, respectively)	(59,581)	(62,923)

Total Shareholders’ Equity	8,899,462	9,271,282

Total Liabilities, Minority Interests, Mandatorily Redeemable Preferred Shares and Shareholders’ Equity	$23,637,483	$24,671,539

See accompanying notes.

EQUITY OFFICE PROPERTIES TRUST
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the three months ended		For the six months ended
	June 30,		June 30,

(Dollars in thousands, except per share amounts)	2005	2004	2005	2004

Revenues:
Rental	$610,323	$601,163	$1,213,978	$1,193,156
Tenant reimbursements	94,992	103,817	191,003	200,238
Parking	29,134	27,427	57,272	54,867
Other	18,947	12,674	77,718	37,630
Fee income	3,697	3,849	8,474	6,909

Total revenues	757,093	748,930	1,548,445	1,492,800

Expenses:
Depreciation	171,582	157,375	337,666	312,276
Amortization	22,788	17,288	45,146	33,831
Real estate taxes	88,904	94,579	176,673	172,174
Insurance	8,038	7,404	14,743	16,039
Repairs and maintenance	82,031	77,917	158,003	152,095
Property operating	104,595	96,901	208,687	197,460
Ground rent	5,262	5,034	10,572	10,365
Corporate general and administrative	15,218	13,709	32,391	25,018
Impairment	180,856	—	180,856	—

Total expenses	679,274	470,207	1,164,737	919,258

Operating income	77,819	278,723	383,708	573,542

Other income (expense):
Interest and dividend income	3,646	2,405	6,862	3,721
Realized gain on settlement of derivatives and sale of marketable securities	—	24,016	3	24,016
Interest:
Expense incurred	(207,932)	(208,684)	(420,704)	(412,819)
Amortization of deferred financing costs and prepayment expenses	(2,597)	(2,175)	(5,396)	(4,312)

Total other income (expense)	(206,883)	(184,438)	(419,235)	(389,394)

(Loss) income before income taxes, allocation to minority interests and income from investments in unconsolidated joint ventures	(129,064)	94,285	(35,527)	184,148
Income taxes	(438)	(1,333)	(901)	(1,069)
Minority Interests:
EOP Partnership	23,677	(12,110)	11,923	(20,059)
Partially owned properties	(2,503)	(2,647)	(5,527)	(5,536)
Income from investments in unconsolidated joint ventures (including gain on sales of real estate of $17,376, $0, $17,376 and $0, respectively)	28,681	12,554	38,199	24,967

(Loss) income from continuing operations	(79,647)	90,749	8,167	182,451
Discontinued operations (including net (loss) gain on sales of real estate and provision for loss on properties held for sale of $(94,220), $1,927, $(83,513) and $4,122, respectively)	(117,094)	18,759	(95,337)	38,793

(Loss) income before cumulative effect of a change in accounting principle	(196,741)	109,508	(87,170)	221,244
Cumulative effect of a change in accounting principle	—	—	—	(33,697)

Net (loss) income	(196,741)	109,508	(87,170)	187,547
Preferred distributions	(8,701)	(8,944)	(17,402)	(21,692)

Net (loss) income available to common shareholders	$(205,442)	$100,564	$(104,572)	$165,855

(Loss) earnings per share — basic:
(Loss) income from continuing operations per share	$(0.25)	$0.21	$(0.05)	$0.40

Net (loss) income available to common shareholders per share	$(0.51)	$0.25	$(0.26)	$0.41

Weighted average Common Shares outstanding	406,164,577	400,846,907	404,514,824	400,255,725

(Loss) earnings per share — diluted:
(Loss) income from continuing operations per share	$(0.25)	$0.21	$(0.05)	$0.40

Net (loss) income available to common shareholders per share	$(0.51)	$0.25	$(0.26)	$0.41

Weighted average Common Shares outstanding and dilutive potential common shares	451,728,242	450,533,841	450,881,385	450,840,364

Distributions declared per Common Share outstanding	$0.50	$0.50	$1.00	$1.00

See accompanying notes

EQUITY OFFICE PROPERTIES TRUST
CONSOLIDATED STATEMENTS OF NET COMPREHENSIVE (LOSS) INCOME
(Unaudited)

	For the three months		For the six months
	ended June 30,		ended June 30,

(Dollars in thousands)	2005	2004	2005	2004

Net (loss) income	$(196,741)	$109,508	$(87,170)	$187,547
Other comprehensive income (loss):
Unrealized holding gains (losses) on $1.3 billion notional amount forward starting interest rate swaps	—	35,531	—	(34,666)
Reversal of unrealized holding (gains) losses on settlement of $1.3 billion notional amount forward starting interest rate swaps	—	(24,016)	—	45,114
(Payments) in settlement of $800 million notional amount forward starting interest rate swaps	—	—	—	(69,130)
Reclassification of ineffective portion of swap settlement payment to net income	—	—	—	212
Amortization of net payments in settlement of forward starting interest rate swaps	1,704	1,703	3,408	1,799
Unrealized holding (losses) from investments arising during the period	(26)	(160)	(65)	(24)

Net comprehensive (loss) income	$(195,063)	$122,566	$(83,827)	$130,852

See accompanying notes.

EQUITY OFFICE PROPERTIES TRUST
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the three months ended		For the six months ended
	June 30,		June 30,

(Dollars in thousands)	2005	2004	2005	2004

Operating Activities:
Net (loss) income	$(196,741)	$109,508	$(87,170)	$187,547
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization (including discontinued operations)	208,077	193,039	414,513	380,998
Ineffective portion of swap settlement payment included in interest expense	—	—	—	212
Compensation expense related to restricted shares and stock options	5,917	4,812	13,322	10,245
Prepayment penalty on early extinguishment of debt in connection with a property disposition	—	—	448	—
Income from investments in unconsolidated joint ventures	(28,681)	(12,554)	(38,199)	(24,967)
Net distributions from unconsolidated joint ventures	17,506	16,967	23,610	25,016
Net loss (gain) on sales of real estate and provision for loss on properties held for sale	94,220	(1,927)	83,513	(4,122)
Impairment	180,856	—	180,856	—
Cumulative effect of a change in accounting principle	—	—	—	33,697
Provision for doubtful accounts	1,114	1,543	3,529	739
Income allocated to minority interests (including discontinued operations)	8,809	15,025	24,044	26,190
Changes in assets and liabilities:
Decrease in rent receivable	344	10,547	509	10,508
(Increase) in deferred rent receivable	(19,193)	(23,925)	(36,675)	(52,386)
Decrease (increase) in prepaid expenses and other assets	17,202	(6,531)	(23,502)	51,072
Increase (decrease) in accounts payable and accrued expenses	33,254	58,115	(59,768)	(58,004)
(Decrease) in other liabilities	(23,531)	(21,611)	(30,702)	(20,014)

Net cash provided by operating activities	299,153	343,008	468,328	566,731

Investing Activities:
Deposits made for future property acquisitions	(59,747)	(2,500)	(63,756)	(2,500)
Property acquisitions	(234,331)	(54,204)	(301,030)	(116,981)
Deposits received for future property dispositions	2,000	—	4,000	—
Property dispositions	1,167,669	215,280	1,304,778	233,469
Distributions from unconsolidated joint ventures	62,301	—	62,301	—
Capital and tenant improvements	(74,557)	(122,160)	(150,963)	(243,549)
Lease commissions and other costs	(29,381)	(29,051)	(53,750)	(60,875)
Decrease in escrow deposits and restricted cash	2,696	15,144	133,630	47,211

Net cash provided by (used for) investing activities	836,650	22,509	935,210	(143,225)

Financing Activities:
Proceeds from mortgage debt	150	—	150	—
Principal payments on mortgage debt	(251,764)	(36,950)	(355,521)	(209,239)
Proceeds from unsecured notes	14,025	49,035	28,369	1,040,275
Repayment of unsecured notes	—	(450,000)	(525,000)	(850,000)
Proceeds from lines of credit	1,877,600	1,437,400	4,000,600	2,886,000
Repayment of lines of credit	(2,053,600)	(1,066,900)	(3,855,600)	(2,843,700)
Payments of loan costs and offering costs	6	(223)	(59)	(1,548)
Settlement of interest rate swap agreements	—	—	—	(69,130)
Distributions to minority interests in partially owned properties	(2,158)	(14,007)	(7,860)	(16,111)
Proceeds from exercise of stock options	78,282	747	121,542	39,803
Distributions to common shareholders and unitholders	(226,758)	(224,408)	(226,758)	(225,244)

EQUITY OFFICE PROPERTIES TRUST
CONSOLIDATED STATEMENTS OF CASH FLOWS — (Continued)
(Unaudited)

	For the three months ended		For the six months ended
	June 30,		June 30,

(Dollars in thousands)	2005	2004	2005	2004

Repurchase of Common Shares	(5,029)	(32,808)	(7,758)	(36,583)
Redemption of Units	(44,810)	(1,071)	(50,676)	(1,866)
Repurchase of preferred shares	—	—	—	(114,073)
Payment of preferred distributions	(8,048)	(8,049)	(16,096)	(16,671)

Net cash (used for) financing activities	(622,104)	(347,234)	(894,667)	(418,087)

Net increase in cash and cash equivalents	513,699	18,283	508,871	5,419
Cash and cash equivalents at the beginning of the period	102,298	56,534	107,126	69,398

Cash and cash equivalents at the end of the period	$615,997	$74,817	$615,997	$74,817

Supplemental Information:
Interest paid during the period, including a reduction of interest expense for capitalized interest of $4, $1,633, $4 and $3,663, respectively	$158,689	$166,486	$429,109	$414,971

Non-Cash Investing and Financing Activities:
Investing Activities:
Escrow deposits related to property dispositions	$(8,811)	$(30,616)	$(150,324)	$(30,616)

Mortgage loan repayment as a result of a property disposition (including prepayment expense of $375 in 2004)	$—	$(5,830)	$(13,386)	$(5,830)

Units issued in connection with a property acquisition	$3,339	$50	$3,339	$50

Mortgage loan assumed upon acquisition of property	$44,975	$—	$44,975	$82,970

Changes in accounts due to consolidation of existing interest in a property as a result of acquiring the remaining economic interest:
Decrease in investment in unconsolidated joint ventures	$—	$—	$—	$(157,659)

Increase in investment in real estate	$—	$—	$—	$612,411

Increase in accumulated depreciation	$—	$—	$—	$(44,440)

Increase in mortgage debt	$—	$—	$—	$(451,285)

Increase in other assets and liabilities	$—	$—	$—	$40,973

Financing Activities:
Mortgage loan repayment as a result of a property disposition (including prepayment expense of $375 in 2004)	$—	$5,830	$13,386	$5,830

Mortgage loan assumed upon acquisition of property	$(44,975)	$—	$(44,975)	$(82,970)

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
      Equity Office Properties Trust is a Maryland real estate investment trust (“REIT”) and the sole general partner of EOP Operating Limited Partnership, a Delaware limited partnership (“EOP Partnership”). The use of the words “Equity Office”, “we”, “us”, or “our” in this Form 10-Q refers to Equity Office Properties Trust and its subsidiaries, including EOP Partnership, except where the context otherwise requires. We are a fully integrated, self-administered and self-managed real estate company principally engaged, through our subsidiaries, in owning, managing, leasing, acquiring and developing office properties.
      As of June 30, 2005, we owned whole or partial interests in 643 office properties comprising approximately 117.9 million square feet in 18 states and the District of Columbia (“Total Office Portfolio”). Excluding the partial interests not owned by us, our share of the total square feet of the Total Office Portfolio is approximately 107.9 million and is referred to as our “Effective Office Portfolio.” Our Effective Office Portfolio represents our economic interest in the office properties from which we generate the net income we recognize in accordance with GAAP. The Effective Office Portfolio square footage of approximately 107.9 million has not been further reduced to reflect our minority interest partners’ share of EOP Partnership. Properties that have been taken out of service or properties under development are not included in these property statistics. Throughout this report we disclose information for both the Total Office Portfolio and the Effective Office Portfolio. The table below shows the property statistics for each portfolio.

		Total Office Portfolio		Effective Office Portfolio

	Number of		Occupied		Occupied
	Buildings	Square Feet	Square Feet	Square Feet	Square Feet

Wholly-Owned Properties	580	90,512,718	79,482,919	90,512,718	79,482,919
Consolidated Joint Ventures	25	12,705,286	11,943,806	11,545,255	10,887,192
Unconsolidated Joint Ventures	38	14,699,401	12,849,165	5,862,488	5,004,172

Total	643	117,917,405	104,275,890	107,920,461	95,374,283

Weighted Average Occupancy			88.4%		88.4%

Weighted Average Leased			90.6%		90.5%

NOTE 2 —	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation
      We own substantially all of our assets and conduct substantially all of our operations through EOP Partnership and its subsidiary entities. We owned approximately 90.2% and 89.5% of EOP Partnership at June 30, 2005 and December 31, 2004, respectively, through our ownership of partnership units in EOP Partnership (“Units”). All intercompany transactions and balances have been eliminated in consolidation. Property holding entities and other subsidiaries of which we own 100% of the equity or receive all of the economics are consolidated. For those joint ventures of which we own less than 100% of the equity interest, we consolidate the property if we receive substantially all of the economics and have the direct or indirect ability to make major decisions. Major decisions are defined in the respective joint venture agreements and generally include participating and protective rights such as decisions regarding major leases, encumbering the entities

EQUITY OFFICE PROPERTIES TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
with debt and whether to dispose of the entities. We also consolidate certain property holding entities and other subsidiaries in which we own less than a 100% equity interest when the entity is a variable interest entity and we are the primary beneficiary (as defined in Financial Accounting Standards Board (“FASB”) Interpretation 46(R) Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51, as revised (“FIN 46(R)”)).
      We are the controlling partner in various consolidated entities having a minority interest book value of approximately $92.6 million at June 30, 2005. The organizational documents of these entities contain provisions that require the entities to be liquidated through the sale of their assets upon reaching the future date specified in each respective agreement. As controlling partner, we have an obligation to cause these property owning entities to distribute proceeds of liquidation to the minority interest partners in these partially owned properties only if the net proceeds received by the entities from the sale of its assets warrant a distribution based on the agreements. In accordance with the disclosure provisions of Statement of Financial Accounting Standards No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity (“FAS 150”), we estimate the value of minority interest distributions would have been approximately $142 million (“Settlement Value”) had the entities been liquidated as of June 30, 2005. This Settlement Value is based on the estimated third party consideration realizable by the entities upon a hypothetical disposition of the properties and is net of all other assets and liabilities and yield maintenance (or prepayment penalties) associated with the hypothetical repayment of any mortgages encumbering the properties, that would have been due. The amount of any actual distributions to minority interest holders in our partially owned properties is very difficult to predict due to many factors, including the inherent uncertainty of real estate sales. If the entities’ underlying assets are worth less than the underlying liabilities, we have no obligation to remit any consideration to the minority interest holders in partially owned properties.

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

Unaudited Interim Statements
      The consolidated financial statements as of and for the three and six months ended June 30, 2005 and 2004 and related footnote disclosures are unaudited. In the opinion of management, such financial statements reflect all adjustments necessary for fair presentation of the results of the interim periods. All such adjustments are of a normal and recurring nature.

Reclassifications
      Certain reclassifications have been made to the previously reported 2004 statements in order to provide comparability with the 2005 statements reported herein. These reclassifications have not changed the 2004 results of operations or combined shareholders’ equity and mandatorily redeemable preferred shares.

Share Based Employee Compensation Plans
      Effective January 1, 2003, we adopted Statement of Financial Accounting Standards No. 123, Accounting for Stock Based Compensation (“FAS 123”), which requires a fair value based accounting method for determining compensation expense associated with the issuance of share options and other equity awards. The following table illustrates the unaudited effect on net (loss) income available to common shareholders and

EQUITY OFFICE PROPERTIES TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
(loss) earnings per share if the fair value based method had been applied to all outstanding and unvested share options for the three and six months ended June 30, 2005 and 2004. Compensation expense related to restricted share awards is not presented in the table below because the expense amount is the same under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and FAS 123 and, therefore, is already reflected in net (loss) income.

	For the three months		For the six months
	ended June 30,		ended June 30,

(Dollars in thousands, except per share amounts)	2005	2004	2005	2004

Historical net (loss) income available to common shareholders	$(205,442)	$100,564	$(104,572)	$165,855
Add back compensation expense for share options included in historical net (loss) income available to common shareholders	1,710	1,257	3,337	2,862
Deduct compensation expense for share options determined under fair value based method	(1,726)	(2,284)	(3,833)	(5,177)
Allocation of net expense to minority interests in EOP Partnership	2	110	51	250

Pro forma net (loss) income available to common shareholders	$(205,456)	$99,647	$(105,017)	$163,790

(Loss) earnings per share — basic:
Historical net (loss) income available to common shareholders per share	$(0.51)	$0.25	$(0.26)	$0.41

Pro forma net (loss) income available to common shareholders per share	$(0.51)	$0.25	$(0.26)	$0.41

(Loss) earnings per share — diluted:
Historical net (loss) income available to common shareholders per share	$(0.51)	$0.25	$(0.26)	$0.41

Pro forma net (loss) income available to common shareholders per share	$(0.51)	$0.25	$(0.26)	$0.41

      In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (“FAS 123(R)”), which replaced FAS 123. We expect to adopt FAS 123(R) on January 1, 2006 using the modified prospective method. The adoption of this standard is expected to have an immaterial effect on the financial statements. Had we adopted FAS 123(R) in prior periods, the impact of that standard would have approximated the impact of FAS 123 as described in the disclosure of pro forma net (loss) income and (loss) earnings per share above.

Impact of a New Accounting Standard
      In June 2005, the FASB ratified the consensus in EITF Issue No. 04-5, Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights (“EITF 04-5”), which provides guidance in determining whether a general partner controls a limited partnership. EITF 04-5 states that the general partner in a limited partnership is presumed to control that limited partnership. The presumption may be overcome if the limited partners have either (1) the substantive ability to dissolve the limited partnership or otherwise remove the general partner without cause or (2) substantive participating rights, which provide the limited partners with the ability to effectively participate in significant decisions that would be expected to be made in the ordinary course of the limited partnership’s business and thereby preclude the general partner from exercising unilateral

EQUITY OFFICE PROPERTIES TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
control over the partnership. If the criteria in EITF 04-5 are met, the consolidation of existing joint ventures accounted for under the equity method may be required. Our adoption of EITF 04-5 is expected to have no effect on net income or shareholders’ equity. EITF 04-5 is effective June 30, 2005 for new or modified limited partnership arrangements and effective January 1, 2006 for existing limited partnership arrangements.

NOTE 3 —	ACQUISITIONS
      We acquired the following properties during the six months ended June 30, 2005:

				Total Office Portfolio and Effective
				Office Portfolio

		Acquisition	Number of	Square
Property	Location	Date	Buildings	Feet	Purchase Price

					(Dollars in thousands)
First Quarter 2005 Acquisitions:
Office properties:
Summit at Douglas Ridge I	Roseville, CA	01/21/2005	1	92,941	$25,000
Park 22	Austin, TX	03/22/2005	3	203,716	35,650
Vacant land:
Two Main Place	Portland, OR	03/14/2005	—	—	7,600

	Total First Quarter Acquisitions		4	296,657	68,250

Second Quarter 2005 Acquisitions:
Office properties:
11111 Sunset Hills Road (a/k/a XO Building)(a)	Reston, VA	05/04/2005	1	216,469	50,700
Summit at Douglas Ridge II(b)	Roseville, CA	05/20/2005	—	—	18,650
Shorebreeze I & II(c)	Redwood City, CA	06/09/2005	2	230,853	56,500
Austin Research Park I & II	Austin, TX	06/16/2005	2	271,882	55,000
Golden Gate Plaza	Novato, CA	06/30/2005	2	114,364	24,499
Woodside Office Center	Novato, CA	06/30/2005	1	89,031	23,950
McDowell Corporate Campus	Petaluma, CA	06/30/2005	1	53,846	9,200
Parkway Plaza (a/k/a 3850 & 3880 Brickway)	Santa Rosa, CA	06/30/2005	2	126,585	23,734
Oak Valley Business Center	Santa Rosa, CA	06/30/2005	3	129,523	24,450

	Total Second Quarter Acquisitions		14	1,232,553	286,683

	Total		18	1,529,210	$354,933

(a)	The purchase price for 11111 Sunset Hills Road includes the assumption of approximately $22.5 million of mortgage debt at a fixed coupon rate of 6.12% maturing in July 2008. The all-in effective interest rate of this mortgage debt is 4.97%.

(b)	Summit at Douglas Ridge II, which consists of one building comprising approximately 93,349 square feet, is currently a development property and, therefore, not included in the total number of buildings or total square footage statistics.

(c)	The purchase price for Shorebreeze I & II includes the assumption of approximately $22.4 million of mortgage debt at a fixed coupon rate of 4.19% and the issuance of 108,190 Units valued at approximately $3.3 million. The mortgage debt assumed matures in March 2007 and has an all-in effective interest rate of 5.43%.

EQUITY OFFICE PROPERTIES TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

NOTE 4 —	IMPAIRMENTS, GAINS/ LOSSES ON SALES OF REAL ESTATE AND ASSETS HELD FOR SALE
      In June 2005 we recognized a non-cash charge of approximately $367.0 million, or $0.81 per diluted share, related to the reduction in the intended holding period for assets that we intend to sell in 2005 or thereafter, losses on assets that were sold during the second quarter and losses on assets held for sale determined in accordance with Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long Lived Assets (“FAS 144”). The fair values of these assets were calculated either by discounting estimated future cash flows and sales proceeds or based on the sales price contained in the respective sales contracts.
      In March 2005, we recognized a provision for loss of approximately $13.5 million to write-down the carrying value of properties deemed held for sale at March 31, 2005 to their fair value less costs to sell. The fair value less costs to sell for these assets was determined based on the sales price and estimated transaction costs.
      The table below summarizes the non-cash impairment charges and provisions for loss on assets held for sale during the first six months of 2005:

(Dollars in thousands)

For the three months ended March 31, 2005:
Provision for loss on properties held for sale as of March 31, 2005 and subsequently sold	$(13,538)

For the three months ended June 30, 2005:
Impairment on properties anticipated to be sold after June 30, 2005 deducted from Income from Continuing Operations	(180,856)
Discontinued Operations:
Loss on sales of real estate for assets sold during the three months ended June 30, 2005	(165,927)
Provision for loss on properties held for sale as of June 30, 2005 and subsequently sold	(20,264)

For the three months ended June 30, 2005	(367,047)

For the six months ended June 30, 2005	$(380,585)

      The table below summarizes the gains on assets sold during the first six months of 2005, net of minority interests:

(Dollars in thousands)

For the three months ended March 31, 2005:
Gain on sales of real estate included in Discontinued Operations	$24,245

For the three months ended June 30, 2005:
Gain on sales of real estate included in Discontinued Operations	91,971
Minority interests’ share in gains on sales of real estate included in allocation to minority interests in partially owned properties included in Discontinued Operations	(29,699)
Our share of gains on sales of real estate classified as income from unconsolidated joint ventures included in Income from Continuing Operations	17,376

Our share of the gains on sales of real estate	79,648

For the six months ended June 30, 2005	$103,893

EQUITY OFFICE PROPERTIES TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Sales of Real Estate
      During the six months ended June 30, 2005 we sold the following properties:

			Number	Total Office Portfolio		Effective Office Portfolio
		Disposition	of
Property	Location	Date	Buildings	Square Feet	Sales Price	Square Feet	Sales Price

					(Dollars in		(Dollars in
					thousands)		thousands)
First Quarter 2005 Dispositions:
Northland Plaza(a)	Bloomington, MN	1/04/2005	1	296,967	$43,000	296,967	$43,000
Meier Central North — Buildings 13 and 14(b)	Santa Clara, CA	1/20/2005	—	—	1,986	—	1,986
Water’s Edge(c)	Playa Vista, CA	2/01/2005	2	243,433	97,714	213,004	85,500
One Devon Square, Two Devon Square and Three Devon Square	Wayne, PA	2/11/2005	3	142,493	23,000	142,493	23,000
Meier Central South — Building 12(b)	Santa Clara, CA	2/22/2005	—	—	2,867	—	2,867
One Valley Square, Two Valley Square, Three Valley Square, Four and Five Valley Square, Oak Hill Plaza, Walnut Hill Plaza and Four Falls(d)	Suburban Philadelphia, PA	3/02/2005	8	863,124	136,000	863,124	136,000
Oak Creek I(b)	Milpitas, CA	3/15/2005	—	—	2,850	—	2,850
Meier Central North — Building 15(b)	Santa Clara, CA	3/24/2005	—	—	2,350	—	2,350

Total First Quarter Dispositions			14	1,546,017	309,767	1,515,588	297,553

Second Quarter 2005 Dispositions:
545 E. John Carpenter Freeway and 909 Lake Carolyn Parkway	Irving, TX	4/01/2005	2	729,949	68,500	729,949	68,500
70-76 Perimeter Center	Atlanta, GA	4/05/2005	4	62,102	11,055	62,102	11,055
Meier Central South — Building 11	Santa Clara, CA	4/18/2005	1	33,672	4,400	33,672	4,400
Colonnade I, II & III	Dallas, TX	4/26/2005	3	984,254	153,500	984,254	153,500
LL&E Tower	New Orleans, LA	5/04/2005	1	545,157	45,000	545,157	45,000
Preston Commons and Sterling Plaza(e)	Dallas, TX	5/20/2005	4	721,351	138,381	360,676	69,190
Oak Creek II(b)	Milpitas, CA	5/25/2005	—	—	3,575	—	3,575
Concar	San Mateo, CA	5/26/2005	2	218,985	111,555	175,100	78,156
The Solarium	Greenwood Village, CO	5/27/2005	1	162,817	15,800	162,817	15,800
Point West I — Response Road and Point West III — River Park Dr.	Sacramento, CA	6/13/2005	2	118,973	16,200	118,973	16,200
Sierra Point	Brisbane, CA	6/15/2005	1	99,150	15,000	99,150	15,000
BP Tower and garage	Cleveland, OH	6/24/2005	1	1,277,488	141,250	1,277,488	141,250
301 Howard Street (includes 195 Beale land)	San Francisco, CA	6/24/2005	1	307,396	70,000	307,396	70,000
Foundry Square II	San Francisco, CA	6/24/2005	1	502,424	133,000	502,424	133,000

EQUITY OFFICE PROPERTIES TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

			Number	Total Office Portfolio		Effective Office Portfolio
		Disposition	of
Property	Location	Date	Buildings	Square Feet	Sales Price	Square Feet	Sales Price

					(Dollars in		(Dollars in
					thousands)		thousands)
Parkside Towers	Foster City, CA	6/24/2005	2	398,460	73,000	398,460	73,000
San Rafael Corporate Center	San Rafael, CA	6/24/2005	2	155,318	43,000	155,318	43,000
San Rafael Land	San Rafael, CA Mountain View,	6/24/2005	—	—	10,000	—	10,000
Shoreline Technology Park	CA	6/28/2005	12	726,508	199,500	726,508	199,500
Seaport Centre	Redwood City, CA	6/28/2005	13	465,955	74,000	465,955	74,000
Seaport Plaza	Redwood City, CA	6/28/2005	2	159,350	32,000	159,350	32,000
1871 The Alameda	San Jose, CA	6/28/2005	1	44,287	9,250	44,287	9,250
5813 Shellmound/5855 Christie	Emeryville, CA	6/28/2005	2	56,898	7,100	56,898	7,100
Baybridge Office Plaza	Emeryville, CA	6/28/2005	1	79,358	5,900	79,358	5,900

			59	7,849,852	1,380,966	7,445,292	1,278,376
Total Second Quarter Dispositions

			73	9,395,869	$1,690,733	8,960,880	$1,575,929
Total

(a)	This property was classified as held for sale at December 31, 2004 and written down to its estimated fair value less costs to sell, which approximated the fair value at the time of sale.

(b)	These properties, which consists of six office buildings comprising approximately 149,131 square feet, were previously taken out of service and were no longer included in building and square footage statistics.

(c)	We disposed of our 87.5% interest in this property.

(d)	In connection with the sale of the Walnut Hill Plaza office property, we repaid approximately $13.4 million of mortgage debt that encumbered the property.

(e)	We disposed of our 50% ownership interest in these properties. We accounted for our 50% interest in the properties under the equity method.

Properties Held for Sale
      In accordance with FAS 144, the following properties were classified as held for sale as of June 30, 2005:

			Number	Total Office Portfolio		Effective Office Portfolio
		Disposition	of
Property	Location	Date	Buildings	Square Feet	Sales Price	Square Feet	Sales Price

					(Dollars in		(Dollars in
					thousands)		thousands)
201 Mission Street/ 580 California(f)	San Francisco, CA	7/06/2005	—	—	$217,000	597,226	$162,750
The Orchard	Sacramento, CA	7/14/2005	1	65,392	10,700	65,392	10,700
Texaco Center/601 Garage	New Orleans, LA	7/25/2005	1	629,428	49,000	629,428	49,000

Total			2	694,820	$276,700	1,292,046	$222,450

(f)	At June 30, 2005, 75% of our interest in these two office properties comprising 796,301 square feet was deemed held for sale. Following disposition, we retained a 25% ownership interest in these properties. These two buildings will remain in our building count for the Total Office Portfolio and the Effective Office Portfolio. The total square feet of these buildings will remain in our Total Office Portfolio statistics; however, the square feet included in the Effective Office Portfolio will be reduced to reflect our 25% ownership interest.

EQUITY OFFICE PROPERTIES TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
      The net (loss) income for properties sold and properties held for sale is reflected in the consolidated statements of operations as Discontinued Operations for the periods presented. Below is a summary of the results of operations for properties classified as Discontinued Operations:

	For the three months		For the six months ended
	ended June 30,		June 30,

(Dollars in thousands)	2005	2004	2005	2004

Property operating revenues	$28,097	$56,056	$71,023	$114,385

Expenses:
Depreciation and amortization	8,610	16,632	22,072	33,400
Property operating	11,411	20,448	27,664	41,524
Ground rent	960	1,081	2,040	1,975

Total expenses	20,981	38,161	51,776	76,899

Operating income	7,116	17,895	19,247	37,486

Other income (expense):
Interest and dividend income	18	5	34	12
Interest expense and amortization of deferred financing costs and prepayment expenses	(2)	(767)	(611)	(2,204)

Total other income (expense)	16	(762)	(577)	(2,192)

Income before income taxes, allocations to minority interests, gain and (loss) on sales of real estate and provision for (loss) on properties held for sale	7,132	17,133	18,670	35,294
Income taxes	(23)	(33)	(54)	(28)
Income allocated to minority interests — partially owned properties (including gains on sales of real estate of $29,699, $214, $29,699 and $214, respectively)	(29,983)	(268)	(30,440)	(595)
Gain on sales of real estate	91,971	9,533	116,216	11,839
(Loss) on sales of real estate	(165,927)	(7,606)	(179,465)	(7,717)
Provision for (loss) on properties held for sale	(20,264)	—	(20,264)	—

Net (loss) income	$(117,094)	$18,759	$(95,337)	$38,793

Property net operating income from discontinued operations	$16,686	$35,608	$43,359	$72,861

EQUITY OFFICE PROPERTIES TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

NOTE 5 —	INVESTMENTS IN UNCONSOLIDATED JOINT VENTURES
      Several properties are owned by us and other unaffiliated parties in joint ventures, which we account for using the equity method. Combined summarized financial information for our unconsolidated joint ventures is as follows:

	June 30,	December 31,
(Dollars in thousands)	2005	2004

Balance Sheets:
Assets:
Real estate, net of accumulated depreciation	$2,975,954	$3,068,975
Other assets	319,909	343,075

Total Assets	$3,295,863	$3,412,050

Liabilities and Partners’ and Shareholders’ Equity:
Mortgage debt	$929,426	$931,976
Other liabilities	131,031	138,010
Partners’ and shareholders’ equity	2,235,406	2,342,064

Total Liabilities and Partners’ and Shareholders’ Equity	$3,295,863	$3,412,050

Our share of historical partners’ and shareholders’ equity	$987,150	$1,032,664
Net excess of cost of investments over the net book value of underlying net assets (net of accumulated depreciation of $22,617 and $22,797, respectively)	81,819	84,479

Carrying value of investments in unconsolidated joint ventures	$1,068,969	$1,117,143

Our share of unconsolidated non-recourse mortgage debt	$359,732	$361,032

EQUITY OFFICE PROPERTIES TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

	For the three months ended		For the six months ended
	June 30,		June 30,

(Dollars in thousands)	2005	2004	2005	2004

Statements of Operations:
Revenues	$132,430	$104,961	$256,750	$222,001

Expenses:
Interest expense and loan cost amortization	13,146	8,842	25,645	22,189
Depreciation and amortization	32,637	24,574	62,898	53,076
Operating expenses, ground rent and general and administrative expenses	59,904	42,855	119,117	90,445

Total expenses	105,687	76,271	207,660	165,710

Net income before gain on sale of real estate	26,743	28,690	49,090	56,291
Gain on sale of real estate	39,545	—	39,545	—

Net income	$66,288	$28,690	$88,635	$56,291

Our share of:
Net income	$28,681	$12,554	$38,199	$24,967

Interest expense and loan cost amortization	$5,008	$4,192	$9,903	$12,294

Depreciation and amortization (real estate related)	$12,506	$9,119	$24,768	$20,807

NOTE 6 —	LEASE TERMINATION
      In January 2005, we executed an amendment to a lease that reduced a tenant’s space at the 1301 Avenue of the Americas office property, located in New York, NY, from approximately 564,000 square feet to approximately 250,000 square feet. In connection with this amendment, the tenant agreed to pay a total lease termination fee of approximately $46.9 million, a portion of which is payable in monthly installments ending in October 2005, with a final amount due of approximately $37.4 million. After deducting approximately $2.5 million of deferred rent receivable, lease termination income of approximately $44.4 million was recognized in the first quarter of 2005. At June 30, 2005, approximately $39.6 million was due from the tenant, which was included in “prepaid expenses and other assets” on the consolidated balance sheet.

EQUITY OFFICE PROPERTIES TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
NOTE 7 — MORTGAGE DEBT
      During the six months ended June 30, 2005, the following transactions occurred:

(Dollars in thousands)

Balance at December 31, 2004(a)	$2,622,750
Scheduled principal amortization prior to maturity	(9,963)
Repayment of debt encumbering the following properties:
Sixty State Street	(71,962)
Island Corporate Center	(12,312)
San Mateo BayCenter II	(9,520)
Repaid upon sale of property (see Note 4)	(13,386)

Balance at March 31, 2005(a)	2,505,607
Scheduled principal amortization prior to maturity	(9,361)
Repayment of debt encumbering the following properties:
1740 Technology	(15,684)
One Market	(171,689)
Central Park	(55,030)
Assumed through property acquisitions (see Note 3)	44,975
Washington Mutual Tower refinancing(b)	150

Balance at June 30, 2005(a)	$2,298,968

(a)	Excludes net discounts on mortgage debt.

(b)	We refinanced the mortgage debt encumbering the Washington Mutual Tower office property. The new mortgage has a principal balance of approximately $79.25 million, bears interest at a fixed coupon rate of 4.55% and matures in June 2010. The prior mortgage had a principal balance of approximately $79.1 million, bore interest at a fixed coupon rate of 7.53% and was scheduled to mature in November 2005. The effective interest rate on the new debt is 4.56% as compared to 7.77% on the prior mortgage.
NOTE 8 — UNSECURED NOTES AND TERM LOAN FACILITY
      During the six months ended June 30, 2005, the following transactions occurred:

Unsecured Notes — Issued:

	Month of				Year of
Original Term	Issuance	Amount	Coupon Rate	Effective Rate(a)	Maturity

		(Dollars in thousands)
2 Years to 4 Years	January	$6,221	3.45% – 4.15%	3.76% – 4.39%	2007 – 2009
2 Years to 4 Years	February	3,220	3.70% – 4.15%	4.01% – 4.39%	2007 – 2009
3 Years to 5 Years	March	4,997	4.05% – 4.75%	4.33% – 5.00%	2008 – 2010
2 Years to 4 Years	April	7,672	4.30% – 4.80%	4.61% – 5.04%	2007 – 2009
2 Years to 6 Years	June	6,426	4.10% – 4.63%	4.41% – 4.87%	2007 – 2011
Less issuance costs		(167)

Net Proceeds		$28,369

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

Term Loan Facility
      In February 2005, we obtained a $250 million unsecured term loan facility, which bore interest at LIBOR plus 35 basis points (the spread was subject to change based on our credit rating) and was scheduled to mature in February 2006. We repaid and terminated the term loan facility in July 2005 (see Note 13).

NOTE 9 —	SHAREHOLDERS’ EQUITY AND MANDATORILY REDEEMABLE PREFERRED SHARES

Common Shares
      The following table presents the changes in the issued and outstanding common shares of beneficial interest (“Common Shares”) since December 31, 2004, excluding Units which are exchangeable for Common Shares on a one-for-one basis, or the cash equivalent thereof, subject to certain restrictions:

Outstanding at December 31, 2004	403,842,441
Repurchased and retired(a)	(86,505)
Repurchased in 2004, but retired in 2005	(25,728)
Issued upon exercise of share options	1,618,882
Issued upon redemption of Units	446,459
Restricted shares issued, net of cancellations	819,515
Issued upon conversion of 70 Series B Preferred Shares	98

Outstanding at March 31, 2005	406,615,162
Repurchased and retired (at an average purchase price of $31.63 per share)	(158,771)
Repurchased in the first quarter 2005, but retired in the second quarter 2005	(4,000)
Issued upon exercise of share options	2,904,887
Issued upon redemption of Units	717,066
Restricted share cancellations, net of restricted shares issued	(37,948)
Common Shares issued as compensation for Board of Trustees fees	4,687

Outstanding at June 30, 2005	410,041,083

(a)	During the three months ended March 31, 2005, we repurchased 90,505 Common Shares at an average purchase price of $30.15 for approximately $2.7 million. Of these 90,505 Common Shares, 4,000 were not yet retired as of March 31, 2005.

EQUITY OFFICE PROPERTIES TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Distributions
      The following distributions were declared with respect to the second quarter 2005:

	Distribution		Shareholder
	per Share	Date Paid	Record Date

Common Shares	$0.50	July 15, 2005	June 30, 2005
Series B Preferred Shares	$0.65625	May 16, 2005	May 2, 2005
Series G Preferred Shares	$0.484375	June 15, 2005	June 1, 2005

NOTE 10 —	(LOSS) EARNINGS PER SHARE
      The following table sets forth the computation of basic and diluted (loss) earnings per share:

	For the three months ended		For the six months ended
	June 30,		June 30,

(Dollars in thousands, except per share amounts)	2005	2004	2005	2004

Numerator:
(Loss) income from continuing operations	$(79,647)	$90,749	$8,167	$182,451
Preferred distributions	(8,701)	(8,944)	(17,402)	(21,692)

(Loss) income from continuing operations available to common shareholders	(88,348)	81,805	(9,235)	160,759
Discontinued operations (including net (loss) gain on sales of real estate and provision for loss on properties held for sale of $(94,220), $1,927, $(83,513) and $4,122, respectively)	(117,094)	18,759	(95,337)	38,793
Cumulative effect of a change in accounting principle	—	—	—	(33,697)

Numerator for basic (loss) earnings per share — net (loss) income available to common shareholders	(205,442)	100,564	(104,572)	165,855
Add back (loss) income allocated to minority interests in EOP Partnership	(23,677)	12,110	(11,923)	20,059

Numerator for diluted (loss) earnings per share — net (loss) income available to common shareholders	$(229,119)	$112,674	$(116,495)	$185,914

Denominator:
Denominator for basic (loss) earnings per share — weighted average Common Shares outstanding	406,164,577	400,846,907	404,514,824	400,255,725

Effect of dilutive potential common shares:
Units	45,563,665	48,398,598	46,366,561	48,646,371
Share options and restricted shares(a)	—	1,288,336	—	1,938,268

Dilutive potential common shares	45,563,665	49,686,934	46,366,561	50,584,639

Denominator for diluted (loss) earnings per share — weighted average Common Shares outstanding and dilutive potential common shares	451,728,242	450,533,841	450,881,385	450,840,364

EQUITY OFFICE PROPERTIES TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

	For the three months ended		For the six months ended
	June 30,		June 30,

(Dollars in thousands, except per share amounts)	2005	2004	2005	2004

(Loss) earnings per share — basic:
(Loss) income from continuing operations available to common shareholders, net of minority interests	$(0.25)	$0.21	$(0.05)	$0.40
Discontinued operations, net of minority interests	(0.26)	0.04	(0.21)	0.09
Cumulative effect of a change in accounting principle, net of minority interests	—	—	—	(0.08)

Net (loss) income available to common shareholders, net of minority interests(b)	$(0.51)	$0.25	$(0.26)	$0.41

(Loss) earnings per share — diluted:
(Loss) income from continuing operations available to common shareholders	$(0.25)	$0.21	$(0.05)	$0.40
Discontinued operations	(0.26)	0.04	(0.21)	0.09
Cumulative effect of a change in accounting principle	—	—	—	(0.07)

Net (loss) income available to common shareholders(b)	$(0.51)	$0.25	$(0.26)	$0.41

(a)	Share options and restricted shares are not dilutive to earnings per share for the three months and six months ended June 30, 2005 but are dilutive to earnings per share for the three months and six months ended June 30, 2004.

(b)	Net (loss) income available to common shareholders per share may not total the sum of the per share components due to rounding.
      The following securities were not included in the diluted (loss) earnings per share computation because they would have had an antidilutive effect:

		For the three months ended		For the six months ended
		June 30,		June 30,
	Weighted Average
Antidilutive Securities	Exercise Price	2005	2004	2005	2004

Share options	$28.14	21,927,500	—	—	—
Share options	$29.09	—	16,203,300	—	—
Share options	$27.98	—	—	22,011,811	—
Share options	$29.12	—	—	—	14,896,855
Series B Preferred Shares(c)	$35.70	8,389,256	8,389,354	8,389,273	8,389,354
Restricted Shares	$28.19	2,272,592	—	—	—
Restricted Shares	$27.94	—	—	2,148,480	—

Total		32,589,348	24,592,654	32,549,564	23,286,209

(c)	The amounts shown represent the resulting Common Shares upon conversion.

EQUITY OFFICE PROPERTIES TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

NOTE 11 —	SEGMENT INFORMATION
      As discussed in Note 1, our primary business is the ownership and operation of office properties. We have one segment which is office properties. The primary financial measure that our chief operating decision makers use for our office properties is property net operating income, which represents rental revenue, tenant reimbursements, parking and other revenues less real estate taxes, insurance, repairs and maintenance and property operating expense (all as reflected in the accompanying consolidated statements of operations). We believe that property net operating income is helpful to investors as a supplemental measure of the operating performance of a real estate company because it is a direct measure of the actual operating results of our properties. Total assets consists primarily of the assets in our office properties operating segment. There are other assets such as corporate furniture, fixtures, and equipment that are not associated with the office property segment, but these assets are immaterial.

	For the three months ended		For the six months ended
	June 30,		June 30,

(Dollars in thousands)	2005	2004	2005	2004

Property Operating Revenues:
Rental	$610,323	$601,163	$1,213,978	$1,193,156
Tenant reimbursements	94,992	103,817	191,003	200,238
Parking	29,134	27,427	57,272	54,867
Other(a)	18,947	12,674	77,718	37,630

Total Property Operating Revenues	753,396	745,081	1,539,971	1,485,891

Property Operating Expenses:
Real estate taxes	88,904	94,579	176,673	172,174
Insurance	8,038	7,404	14,743	16,039
Repairs and maintenance	82,031	77,917	158,003	152,095
Property operating	104,595	96,901	208,687	197,460

Total Property Operating Expenses	283,568	276,801	558,106	537,768

Property Net Operating Income from Continuing Operations	$469,828	$468,280	$981,865	$948,123

Property Operating Margin from Continuing Operations(b)	62.4%	62.8%	63.8%	63.8%

EQUITY OFFICE PROPERTIES TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

	For the three months ended		For the six months ended
	June 30,		June 30,

(Dollars in thousands)	2005	2004	2005	2004

Reconciliation of Property Net Operating Income from Continuing Operations to (Loss) Income from Continuing Operations:
Property Net Operating Income from Continuing Operations	$469,828	$468,280	$981,865	$948,123
Add: Fee income	3,697	3,849	8,474	6,909
Less:
Depreciation	(171,582)	(157,375)	(337,666)	(312,276)
Amortization	(22,788)	(17,288)	(45,146)	(33,831)
Ground rent	(5,262)	(5,034)	(10,572)	(10,365)
Corporate general and administrative	(15,218)	(13,709)	(32,391)	(25,018)
Impairment	(180,856)	—	(180,856)	—

Operating Income	77,819	278,723	383,708	573,542
Less:
Other expenses	(206,883)	(184,438)	(419,235)	(389,394)
Income taxes	(438)	(1,333)	(901)	(1,069)
Minority Interests:
EOP Partnership	23,677	(12,110)	11,923	(20,059)
Partially owned properties	(2,503)	(2,647)	(5,527)	(5,536)
Add:
Income from investments in unconsolidated joint ventures (including gain on sales of real estate of $17,376, $0, $17,376 and $0, respectively)	28,681	12,554	38,199	24,967

(Loss) Income from Continuing Operations	$(79,647)	$90,749	$8,167	$182,451

(a)	Other income consists primarily of lease termination income and ancillary income from tenants.

(b)	Defined as Property Net Operating Income from Continuing Operations divided by Total Property Operating Revenues.

NOTE 12 —	COMMITMENTS AND CONTINGENCIES

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

EQUITY OFFICE PROPERTIES TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

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

Fixed-to-Floating Interest Rate Swaps
      In March 2004, we entered into fixed-to-floating interest rate swap agreements in the notional amount of $1.0 billion to hedge the $1.0 billion of unsecured notes also issued in March 2004. We are the variable interest rate payer and the counterparty is the fixed rate payer. The swaps effectively converted the unsecured notes to a variable interest rate based on LIBOR plus 43 basis points plus an additional 79 basis points for loan costs. The swaps are considered perfectly effective fair value hedges because the periodic settlement dates and other key terms correspond to the dates and other key terms of the hedged unsecured notes. In June 2005, we terminated one of these fixed-to-floating interest rate swaps in the notional amount of $250 million at no cost to us. This effectively converted $250 million of the $1.0 billion of unsecured notes issued in March 2004 back to a fixed interest rate.
      The fixed-to-floating interest rate swaps and the hedged unsecured notes are reflected on the consolidated balance sheets at market value. The market value of the swaps at June 30, 2005 and December 31, 2004 represented a liability to us of approximately $2.2 million and $29.5 million, respectively, and is included in other liabilities. The corresponding market adjustment to the hedged unsecured notes is recorded as a discount on the unsecured notes.

Property Acquisitions
      In April 2005, we signed an agreement to acquire approximately 1.03 million square feet, or nearly 80%, of the 1095 Avenue of the Americas office property (a/k/a the Verizon Building) located in New York, NY for approximately $505.0 million. The acquisition is subject to certain contingencies and is expected to close during the third quarter of 2005.
      In June 2005, we signed agreements to acquire the Waterfall Towers, Parkpoint, Redwood I, Redwood II, Redwood III, Redwood IV, Redwood V and Fountain Grove I office properties comprising approximately 0.7 million square feet located in the San Francisco, California region for approximately $134.2 million (including the assumption of approximately $73.8 million of mortgage debt). These acquisitions are subject to certain contingencies and are expected to close during the third quarter of 2005.

Contingencies
      Certain joint venture agreements contain buy/sell options in which each party has the option to acquire the interest of the other party but do not generally require that we buy our partners’ interests. We have one joint venture which allows our unaffiliated partners, at their election, to require that we buy their interests during a specified future time period commencing in 2009 based on a formula contained in the agreement. In addition, we have granted options to each of two tenants to purchase the property it occupies. In accordance with Statement of Accounting Standards No. 5 Accounting for Contingencies, we have not recorded a liability or the related asset that would result from the acquisition in connection with the above potential obligations because the probability of our unaffiliated partners requiring us to buy their interest is not currently determinable and we are unable to estimate the amount of the payment required for that purpose.

EQUITY OFFICE PROPERTIES TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
      Approximately 207 of our properties, consisting of approximately 29.5 million square feet, are subject to restrictions on taxable dispositions under tax protection agreements entered into with some of the contributors of the properties. The carrying value of these properties was approximately $6.2 billion at June 30, 2005. The restrictions on taxable dispositions are effective for periods expiring at different times through 2021. The terms of these tax protection agreements generally prevent us from selling the properties in taxable transactions unless we indemnify the contributing partners for their income tax liability on the portion of the gain on sale allocated to them as a result of the property’s value at the time of its contribution to us or, in some cases, to our predecessor. We do not believe that the tax protection agreements materially affect the conduct of our business or our decisions whether to dispose of restricted properties during the restriction period because we generally hold these and our other properties for investment purposes, rather than for sale. Historically, however, where we have deemed it to be in our shareholders’ best interests to dispose of restricted properties, we have done so through transactions structured as tax-deferred transactions under section 1031 of the Internal Revenue Code.
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

EQUITY OFFICE PROPERTIES TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Third-Party Coverage
Type of Insurance Coverage	Equity Office Loss Exposure/Deductible	Limitation

Property damage and business interruption(a)	$50 million per occurrence and $75 million annual aggregate exposure (which includes amounts paid for earthquake loss), plus $1 million per occurrence deductible	$1.0 billion per occurrence(c)
Earthquake(a)(b)	$75 million per occurrence and annual aggregate exposure (which includes amounts paid for property damage and business interruption loss), plus $1 million per occurrence deductible	$325 million in the aggregate per year(c)
Acts of terrorism(d)	$4.3 million per occurrence deductible (plus 10% of each and every loss with a maximum per occurrence exposure of $36.8 million which includes the $4.3 million deductible)	$825 million per occurrence(e)

(a)	We retain up to $75 million annual aggregate loss throughout the portfolio. In the event of a loss in excess of the per occurrence or annual aggregate amount, the third-party insurance carriers would be obligated to cover the losses up to the stated coverage amounts in the table above.

(b)	The amount of the third party insurance relating to earthquakes is based on maximum probable loss studies performed by independent third parties. The maximum annual aggregate payment amount for earthquake loss is $325 million, inclusive of our loss exposure of $75 million plus $1 million per occurrence deductible. There can be no assurance that the actual losses suffered in the event of an earthquake would not exceed the amount of such insurance coverage.

(c)	These amounts include our loss exposure/deductible amount.

(d)	This coverage includes nuclear, chemical and biological events under the Terrorism Insurance Act of 2002 (“TRIA”). TRIA will expire December 31, 2005 and there is a risk it will not be extended past that date or extended on its current terms. Should the act not be extended or not extended on its current terms, the structure, terms or conditions (including premiums and coverage) of our terrorism insurance program would likely be affected for future periods. We may be unable to secure replacement coverage on comparable terms and conditions.

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
      The following transactions occurred subsequent to June 30, 2005, through August 5, 2005:

1. We acquired the following properties:

				Total Office Portfolio
				and Effective Office
				Portfolio

		Acquisition	Number of	Square	Purchase
Property	Location	Date	Buildings	Feet	Price

					(Dollars in
					thousands)
25 Mall Road	Burlington, MA	7/07/2005	1	277,647	$54,750
The Lakes	Santa Rosa, CA	7/19/2005	5	135,332	21,505
333 Twin Dolphin Plaza	Redwood City, CA	7/28/2005	1	185,285	52,700

Total			7	598,264	$128,955

2. We disposed of whole or partial interests in the following properties:

				Total Office Portfolio		Effective Office Portfolio

		Disposition	Number of	Square	Purchase	Square	Purchase
Property	Location	Date	Buildings	Feet	Price	Feet	Price

					(Dollars in		(Dollars in
					thousands)		thousands)
Office properties:
201 Mission Street/580 California (a)(b)	San Francisco, CA	7/06/2005	—	—	$217,000	597,226	$162,750
The Orchard(b)	Sacramento, CA	7/14/2005	1	65,392	10,700	65,392	10,700
Texaco Center/ 601 Garage(b)	New Orleans, LA	7/25/2005	1	629,428	49,000	629,428	49,000
Meier Mountain View Buildings 5-10, 17 and 20(c)	Mountain View, CA	7/27/2005	7	242,658	34,200	242,658	34,200
Ravendale at Central	Mountain View, CA	7/27/2005	2	80,450	10,100	80,450	10,100
Bayside Corporate Center	Foster City, CA	7/27/2005	2	84,925	7,000	84,925	7,000
Ridder Park	San Jose, CA	7/27/2005	1	83,841	19,600	83,841	19,600
Vintage Park Industrial and Vintage Park Office Building III	Foster City, CA	7/27/2005	6	162,094	25,200	162,094	25,200
Creekside I and II	San Jose, CA	7/27/2005	4	241,019	38,988	241,019	38,988
Aspect Telecommunications	San Jose, CA	7/27/2005	1	76,806	5,612	76,806	5,612
Redwood Shores	Redwood City, CA	7/27/2005	1	78,022	8,600	78,022	8,600
2500 City West, Brookhollow Central, Intercontinental Center and San Felipe Plaza(d)	Houston, TX	8/4/2005	6	2,526,454	280,500	2,526,454	280,500
Vacant land:
Stadium Towers Land	Anaheim, CA	7/18/2005	—	—	3,000	—	3,000

Total			32	4,271,089	$709,500	4,868,315	$655,250

EQUITY OFFICE PROPERTIES TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

(a)	At June 30, 2005, 75% of our interest in these two office properties comprising 796,301 square feet was deemed held for sale. Following disposition, we retained a 25% ownership interest in these properties. These two buildings will remain in our building count for the Total Office Portfolio and the Effective Office Portfolio. The total square feet of these buildings will remain in our Total Office Portfolio statistics; however, the square feet included in the Effective Office Portfolio will be reduced to reflect our 25% ownership interest.

(b)	These properties, or a portion thereof, were classified as held for sale at June 30, 2005.

(c)	Meier Mountain View Building 17, which consists of one building and 27,790 square feet, was previously taken out of service and is not included in the seven buildings and 242,658 square feet statistics.

(d)	We owned San Felipe Plaza in a partnership with an affiliate of Mr. Sam Zell, the Chairman of our Board of Trustees. In accordance with the agreements governing the ownership of this property, we agreed to pay any capital gains tax incurred by the affiliate if the property was sold. As a result of the sale of this property on August 4, 2005, we are obligated to pay approximately $0.7 million to this affiliate to cover its capital gains tax liability.

Prior to the sale, San Felipe Plaza was encumbered by a 5.81% mortgage note scheduled to mature in 2013 and having an outstanding principal balance of approximately $47.9 million as of June 30, 2005. In order to avoid incurring a prepayment penalty of approximately $4.9 million the lender agreed to substitute the 1300 North 17th Street office property, located in Arlington, Virginia, as replacement collateral. The terms of the mortgage note were otherwise unchanged as a result of this transaction.

3.	We entered into a $1.25 billion revolving line of credit facility bearing interest at LIBOR plus 47.5 basis points plus an annual facility fee of 15 basis points. This line of credit facility matures in August 2009 and has an increased number of participating lenders over our prior revolving line of credit facility. We have one option to extend the maturity date for an additional 12-month period. The extension fee is equal to 15 basis points on $1.25 billion, or $1.875 million. The existing $1.0 billion line of credit scheduled to mature in May 2006 terminated in August 2005 effective with the first funding of the new $1.25 billion line of credit.

4.	We repaid approximately $526.3 million of mortgage debt that encumbered the 1301 Avenue of the Americas office property located in New York, NY.

5.	We repaid and terminated our $250 million term loan facility.

6.	We repaid $100 million of 8.0% unsecured notes upon maturity.

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Forward-Looking Statements
      This Quarterly Report on Form 10-Q includes certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are based on management’s present expectations and beliefs about future events. As with any projection or forecast, these statements are inherently susceptible to uncertainty and changes in circumstances. Important factors that could cause actual results to differ materially from those reflected in such forward-looking statements and that should be considered in evaluating this Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) and the outlook of Equity Office include, but are not limited to, the following: declines in overall activity in our markets have adversely affected our operating results and are expected to continue to adversely affect our operating results until market conditions further improve; in order to continue to pay distributions to our common shareholders at current levels, we must borrow funds or sell assets; we expect to be a net seller of real estate in 2005, which will further reduce our income from continuing operations and funds from operations and may result in gains or losses on sales of real estate and impairment charges; our ability to dispose of assets on terms we find acceptable will be subject to market conditions we do not control; we may not be successful in closing all of our pending investment transactions; our properties face significant competition; we face potential adverse effects from tenant bankruptcies or insolvencies; competition for acquisitions or an oversupply of properties for sale could adversely affect us; and an earthquake or terrorist act could adversely affect our business and such losses, or other potential losses, may not be fully covered by insurance. These and other risks and uncertainties are detailed from time to time in our filings with the SEC, including our 2004 Form 10-K filed on March 16, 2005 and Form 8-K filed on May 20, 2005. We are under no obligation to, and expressly disclaim any obligation to, update or alter our forward-looking statements, whether as a result of changes, new information, subsequent events or otherwise.
      The following discussion should be read together with our consolidated financial statements and notes thereto.
Overview
      This MD&A begins with an Executive Summary which includes a description of our business and key factors and trends that affect our business and is then organized as follows:
     • Results of Operations

Period-to-period comparison of our results of operations for the three and six months ended June 30, 2005 and 2004.
     • Liquidity and Capital Resources

A discussion of our liquidity and capital resources, including distributions to our shareholders and unitholders, contractual obligations, debt financing, equity securities, market risk, capital improvements, tenant improvements, leasing costs, developments, inflation, cash flows and additional items for 2005.
     • Funds From Operations (“FFO”)

A reconciliation of this non-GAAP financial measure to net (loss) income, the most directly comparable GAAP measure.
Executive Summary
      Equity Office Properties Trust (“Equity Office”) is the largest office property real estate investment trust (“REIT”) in the nation based on market capitalization and square footage. We own, manage, lease, acquire and develop office properties. As of June 30, 2005, we owned office properties in 26 metropolitan areas including our 17 core markets which are Atlanta, Austin, Boston, Chicago, Denver, Los Angeles, New York, Oakland/East Bay, Orange County, Portland, Sacramento, San Diego, San Francisco, San Jose, Seattle,

Stamford and Washington, D.C. We believe our core markets generally offer or are characterized by the following: a strong opportunity for us to be a market leader; an ability to leverage our operating platform; sufficient market size for us to achieve scale and grow; an intellectual and cultural infrastructure; and a highly educated workforce.
      We operate our properties using a portfolio-based model as compared to more traditional real estate owners who operate on a property-by-property basis. We believe this approach allows us to operate efficiently while providing a high level of service to our tenants. Our operating model, which includes centralized regional offices and procurement functions, allows us increased opportunities to provide a wide range of office solutions to our tenants with local, regional or national space needs; streamline our operations; improve customer service; retain tenants; increase occupancy; and reduce operating expenses.
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
      Office job growth is the principal driver of demand for our properties. Office job growth in our top 20 markets increased in the current quarter and has now been positive for three quarters in a row. That compares to annual job losses in 2001 through 2003. Net absorption in these markets has been positive for over two years. In addition, nationwide construction activity, an important market variable driving supply of office space, is less than one-third of its 2002 peak. The low level of new construction, office job growth and net absorption should continue to positively impact occupancy rates.
      In most of our markets occupancy continues to improve and vacancy rates are declining. Vacancy rates have declined in most of our markets for the last two years. We expect that between now and year-end 2005 vacancy rates in our top 20 markets will continue to decrease with the largest occupancy gains in Class A and suburban office space. Class A vacancy rates are now below vacancy rates in comparable B and C properties. Vacancy rates in suburban markets are continuing to decline from their peak, which occurred in the first quarter 2003. In addition, sublease space continues to decline from its peak in 2002 in our top 20 markets. The reduced amount of sublease space means that future net absorption will mainly reduce direct vacancy rates.
      The market recovery we have started to experience will take some time to translate into improved deal economics and enhanced operating results for office property owners. Therefore, assuming the recovery is sustained, we expect a gradual improvement from the conditions we experienced over the past few years with uneven recoveries in different markets.

Acquisition and Disposition Activity
      During the six months ended June 30, 2005, we sold 79 buildings (including six properties comprising approximately 149,131 square feet previously taken out of service) for approximately $1.6 billion and acquired 18 buildings, one development property and a vacant land parcel for approximately $354.9 million. We anticipate that throughout 2005 market conditions will continue to favor asset sales. If market conditions permit, we plan to continue to take advantage of this opportunity to strengthen our portfolio by selling non-

core assets in core markets and assets in non-core markets. Should we be able to secure favorable pricing, we intend to sell as much as $2 billion to $3 billion of assets in 2005 representing over 20 million square feet, including those assets we have already sold.
      For the six months ended June 30, 2005, our net income and FFO has been negatively impacted by asset sales. We have incurred gains and losses and impairment charges, some of which were material, as a result of assets sold and assets we intend to sell. FFO excludes gains from sales of properties, but impairment charges and provisions for losses on properties held for sale reduce FFO. The second quarter 2005 results include a $180.9 million non-cash impairment charge related to the reduction in the intended holding period for assets that we intend to sell in 2005 or thereafter, $165.9 million of losses on assets that were sold during the second quarter, and a $20.3 million provision for loss on properties held for sale in accordance with FAS 144. The total charges were $367.0 million, or $0.81 per diluted share. The second quarter 2005 results also include our share of net gains on asset sales of approximately $79.6 million, or $0.18 per diluted share.
      We have several options for the proceeds from asset sales, which include acquiring assets in our targeted core markets, repaying debt, buying back our shares, or some combination of these options. During the first six months of 2005 we have used proceeds from asset sales, in part, for acquisitions and to repay mortgage debt and unsecured notes. Should the level of disposition activity continue to be significant, the impact of such sales on our operating results and financial condition, occupancy, leasing activity, and tenant improvement and leasing costs will depend to a great extent on the manner, timing and terms of the sales and our use of the sales proceeds. Although we may incur additional charges as a result of asset sales, we do not expect the charges to be substantial based on our current disposition plans. In addition, we anticipate that future gains on assets we intend to sell in the next 12 months will exceed the second quarter 2005 non-cash impairment charge of approximately $180.9 million.

Leasing Results for the Total Office Portfolio
      The gross square footage for tenants who took occupancy during the six months ended June 30, 2005 and 2004 was approximately 10.7 million and 11.7 million, respectively. Our occupancy was 88.4% as of June 30, 2005 an increase from 87.6% at March 31, 2005, 87.7% at the end of 2004 and 86.3% at the end of 2003. The disposition of low-occupancy office properties during the second quarter 2005 made a significant contribution to the increase in occupancy from March 31, 2005. We expect our ending occupancy at December 31, 2005 to be approximately 90%.
      Rental rates declined during the first six months of 2005 and 2004 by approximately 12.6% and 16.8%, respectively, on a cash basis as new leases replaced expiring and terminated leases. Market rents began a downward trend beginning in 2001 as vacancy rates increased across the nation. While we have been able to increase rental rates in select areas, we expect it to take time for pricing power to improve across the portfolio. We estimate that rental rates on our leases that are scheduled to expire in 2005 are approximately 10% to 15% above current market. This roll down in rents to current market levels adversely affects our rental revenues, and until market rental rates increase substantially from their current levels, we expect it to continue to adversely affect our rental revenues.
      In order to retain tenants and obtain new tenants we incur significant tenant improvement and leasing costs. While tenant improvement and leasing costs have been at historically high levels, we are seeing them stabilize and expect these costs to average $18 to $20 per square foot in 2005, similar to levels in late 2003 and 2004.
      We had approximately 2.0 million square feet of early lease terminations which took effect in the first six months of 2005 which compares to approximately 2.1 million square feet in the comparable period 2004. While it is difficult to predict future terminations, we expect the number on a square footage basis to decline in 2005 as compared to 2004. We are seeing more planned terminations versus defaults and expect lease termination fees to be slightly higher in 2005 than 2004 primarily because of one large termination fee in the first quarter 2005.

Cash Requirements
      As discussed later in the Liquidity and Capital Resources section, our net cash flow provided by operating activities has by itself been insufficient to meet all of our cash requirements including investments made in our properties in the form of capital improvements, tenant improvements and leasing costs as well as distributions to our shareholders and unitholders. If our net cash from operating activities and our cash requirements, including tenant improvements and leasing costs, continue at these levels, and if our Board of Trustees continues to declare distributions on our Common Shares at current levels, we expect that a shortfall will continue in 2005 and that we will cover the shortfall with proceeds primarily from asset sales and financing activities.

Key Transactions Completed During the Six Months Ended June 30, 2005

Investing Activities

•	We disposed of approximately $1.6 billion in assets, consisting of 79 office properties (including six properties comprising approximately 149,131 square feet previously taken out of service) comprising approximately 9.1 million square feet and

•	acquired $354.9 million in assets, consisting of 18 office properties comprising approximately 1.5 million square feet, one development property comprising approximately 0.1 million square feet and a vacant land parcel.

Financing Activities

•	We obtained a $250 million unsecured term loan facility, which bore interest at LIBOR plus 35 basis points and was scheduled to mature in February 2006,

•	repaid $525 million of unsecured notes and approximately $349.6 million of mortgage debt and

•	terminated a $250 million interest rate swap at no cost that previously converted certain fixed rate unsecured notes to a floating rate.

Other

•	We recorded $79.6 million of gains on asset sales and recorded non-cash charges of approximately $380.6 million on assets sold and assets we intend to sell and

•	recorded approximately $44.4 million of income from a single lease termination.

Results of Operations

Trends in Occupancy and Rental Rates for the Total Office Portfolio
      Below is a summary of leasing activity for tenants taking occupancy in the periods presented. Our 10 largest markets in terms of our property net operating income from continuing operations for the three months ended June 30, 2005 in order from greatest to least are Boston, San Francisco, New York, San Jose, Los Angeles, Seattle, Chicago, Washington, D.C., Orange County and Atlanta. These markets accounted for approximately 80.7% of our property net operating income from continuing operations in the second quarter of 2005.

	For the three months ended		For the six months ended
	June 30,		June 30,

Office Property Data:	2005	2004	2005	2004

10 Largest Markets:
Portion of Total Office Portfolio based on square feet at end of period	72.2%	69.8%	72.2%	69.8%
Occupancy at end of period	88.5%	86.1%	88.5%	86.1%
Gross square footage for tenants whose lease term commenced during the period	3,563,111	3,659,585	7,591,296	7,320,405
Weighted average annual rent per square foot for tenants whose lease term commenced during the period:
GAAP basis(a)(b)	$30.82	$26.79	$29.74	$26.76
Cash basis(b)(c)	$30.05	$25.70	$28.34	$25.87
Gross square footage for expiring and terminated leases during the period	3,454,464	3,729,685	7,445,498	7,466,587
Weighted average annual rent per square foot for expiring and terminated leases during the period:
GAAP basis(b)	32.58	$31.05	31.96	$30.37
Cash basis(c)	33.48	$32.31	32.83	$31.45
Total Office Portfolio:
Occupancy at end of period	88.4%	86.3%	88.4%	86.3%
Gross square footage for tenants whose lease term commenced during the period	4,692,085	6,242,599	10,699,742	11,657,011
Weighted average annual rent per square foot for tenants whose lease term commenced during the period:
GAAP basis(a)(b)	$28.60	$23.25	$27.19	$23.84
Cash basis(b)(c)	$27.83	$22.57	$26.11	$23.16
Gross square footage for expiring and terminated leases during the period	4,445,114	6,153,544	10,621,890	11,758,555
Weighted average annual rent per square foot for expiring and terminated leases during the period:
GAAP basis(b)	$30.07	$27.15	$29.10	$26.96
Cash basis(c)	$30.94	$28.03	$29.89	$27.82

(a)	Based on the average annual base rent per square foot over the lease term and current estimated tenant reimbursements, if any.

(b)	Weighted average annual rent per square foot for new office leases for tenants whose lease term commenced during the period may lag behind market because leasing decisions typically are made anywhere from one month to 12 or more months prior to taking occupancy.

(c)	Based on the monthly contractual rent when the lease commenced, expired or terminated multiplied by 12 months. For new and renewal leases, if the monthly contractual rent when the lease commenced is $0 then the rental rate represents the first monthly rent payment due multiplied by 12 months (“Annualized

Cash Rent”). This amount reflects total base rent and estimated current period expense reimbursements without regard to any rent abatements or contractual increases or decreases in rent after the lease commences. We believe Annualized Cash Rent is a useful measure because this information can be used for comparison to current market rents as published by various third party sources.

Period-to-Period Comparisons
      Below is a summary of changes in our Total Office Portfolio:

	Total Office Portfolio

	Buildings	Square Feet

Properties Owned as of:
December 31, 2003	684	122,254,925
Consolidation of Sun America Center	1	780,063
Acquisitions	27	3,315,232
Developments placed in service	2	298,689
Dispositions(a)	(5)	(567,765)
Properties taken out of service(b)	(11)	(469,771)
Building remeasurements	—	101,872

December 31, 2004	698	125,713,245
Acquisitions	4	296,657
Dispositions	(14)	(1,546,017)
Building remeasurements	—	28,384

March 31, 2005	688	124,492,269
Acquisitions	14	1,232,553
Dispositions	(59)	(7,849,852)
Building Remeasurements	—	42,435

June 30, 2005	643	117,917,405

(a)	Excludes any partial sales of real estate because the properties are still included in our portfolio statistics.

(b)	Properties taken out of service represent office properties we are no longer attempting to lease.

Results of Operations
      The financial data presented in the consolidated statements of operations show significant changes in revenues and expenses from period-to-period. Our period-to-period financial data may not be comparable because we acquire and dispose of properties on an ongoing basis. The following tables show condensed consolidated results attributable to the properties that were acquired or placed in service on or before the beginning of each comparable prior period (the “Same Store Portfolio”) and the changes in the total condensed consolidated statements of operations, which includes corporate level items (the “Total Company”).
      Included in property operating revenues are rental revenue, tenant reimbursements, parking and other income, which includes lease termination income. Included in property operating expenses are insurance, repairs and maintenance and other property operating expenses.

Comparison of the three months ended June 30, 2005 to the three months ended June 30, 2004
      The table below represents selected operating information for the Total Company and for the Same Store Portfolio. The Same Store Portfolio consists of 562 consolidated office properties and 30 unconsolidated joint venture properties acquired or placed in service on or prior to April 1, 2004.

	Total Company				Same Store Portfolio

			Change				Change

(Dollars in thousands)	2005	2004	$	%	2005	2004	$	%

Revenues:
Property operating revenues	$753,396	$745,081	$8,315	1.1%	$731,691	$733,049	$(1,358)	(0.2)%
Fee income	3,697	3,849	(152)	(3.9)	—	—	—	—

Total revenues	757,093	748,930	8,163	1.1	731,691	733,049	(1,358)	(0.2)

Expenses:
Depreciation and amortization	194,370	174,663	19,707	11.3	179,706	167,319	12,387	7.4
Real estate taxes	88,904	94,579	(5,675)	(6.0)	85,166	92,698	(7,532)	(8.1)
Property operating expenses	194,664	182,222	12,442	6.8	189,031	178,395	10,636	6.0
Ground rent	5,262	5,034	228	4.5	5,071	4,966	105	2.1
General and administrative(a)	15,218	13,709	1,509	11.0	—	—	—	—
Impairment	180,856	—	180,856	—	159,912	—	159,912	—

Total expenses	679,274	470,207	209,067	44.5	618,886	443,378	175,508	39.6

Operating income	77,819	278,723	(200,904)	(72.1)	112,805	289,671	(176,866)	(61.1)

Other income (expense):
Interest and dividend income	3,646	2,405	1,241	51.6	2,199	723	1,476	204.1
Realized gain on settlement of derivatives and sale of marketable securities	—	24,016	(24,016)	(100.0)	—	—	—	—
Interest expense(b)	(210,529)	(210,859)	330	(0.2)	(47,822)	(56,525)	8,703	(15.4)

Total other income (expense)	(206,883)	(184,438)	(22,445)	12.2	(45,623)	(55,802)	10,179	(18.2)

(Loss) income before income taxes, allocation to minority interests and income from investments in unconsolidated joint ventures	(129,064)	94,285	(223,349)	(236.9)	67,182	233,869	(166,687)	(71.3)
Income taxes	(438)	(1,333)	895	(67.1)	(72)	(333)	261	(78.4)
Minority Interests:
EOP Partnership	23,677	(12,110)	35,787	(295.5)	—	—	—	—
Partially owned properties	(2,503)	(2,647)	144	(5.4)	(2,499)	(2,647)	148	(5.6)
Income from investments in unconsolidated joint ventures	28,681	12,554	16,127	128.5	9,009	11,362	(2,353)	(20.7)

(Loss) income from continuing operations	(79,647)	90,749	(170,396)	(187.8)	73,620	242,251	(168,631)	(69.6)
Discontinued operations	(117,094)	18,759	(135,853)	(724.2)	—	—	—	—

Net (loss) income	$(196,741)	$109,508	$(306,249)	(279.7)%	$73,620	$242,251	$(168,631)	(69.6)%

Selected Items from Continuing Operations:
Property net operating income(c)	$469,828	$468,280	$1,548	0.3%	$457,494	$461,956	$(4,462)	(1.0)%

Deferred rental revenue	$15,417	$22,075	$(6,658)	(30.2)%	$13,761	$20,847	$(7,086)	(34.0)%

Lease termination fees	$10,538	$7,611	$2,927	38.5%	$10,538	$7,656	$2,882	37.6%

(a)	Corporate general and administrative expense is not allocated to the Same Store Portfolio because these expenses are not directly incurred in connection with any specific property.

(b)	Interest expense (including amortization of deferred financing costs and prepayment expenses) for the Same Store Portfolio represents interest expense on property secured mortgage debt and does not include interest expense on the unsecured notes or the line of credit.

(c)	Represents segment data. See Note 11 to the financial statements for more information.

Property Operating Revenues
      Property operating revenues in the Same Store Portfolio decreased slightly primarily because of a decrease in rental rates on new and renewal leases as compared to expiring and terminated leases. The decrease was partially offset by an increase in average occupancy rates from approximately 87.4% at March 31, 2004 to approximately 88.9% at June 30, 2005.
      Property operating revenues in the Total Company increased primarily because of property acquisitions and developments placed in service, which increased property operating revenues by approximately $17.3 million. The increase in property operating revenues was partially offset by the partial sales of properties in 2004 (which are not classified as discontinued operations), which decreased property revenues by approximately $8.6 million, and the decreases in the Same Store Portfolio, as explained above.

Depreciation and Amortization
      Depreciation and amortization expense in the Same Store Portfolio increased because of capital and tenant improvements placed in service since the beginning of the prior period and an increase in deferred leasing costs.
      Depreciation and amortization expense in the Total Company increased because of property acquisitions and developments placed in service, which increased depreciation and amortization expense by approximately $7.6 million, and the increases in the Same Store Portfolio, as explained above. The increase was partially offset by the partial sales of properties in 2004 (which are not classified as discontinued operations), which decreased depreciation and amortization expense by approximately $1.9 million.

Real Estate Taxes
      Real estate taxes in the Same Store Portfolio decreased primarily because the prior period included approximately $10.7 million of adjustments for prior years’ assessments in California that had the effect of increasing real estate tax expense in 2004. We anticipate real estate taxes to continue to fluctuate based on changes in property assessments and tax rates.
      Real estate taxes decreased in the Total Company because of the decrease in the Same Store Portfolio, as explained above, and the partial sale of properties in 2004, which decreased real estate tax expense by approximately $0.9 million. The decrease in real estate tax expense was partially offset by property acquisitions and developments placed in service which increased real estate tax expense by approximately $2.9 million.

Property Operating Expenses
      Property operating expenses in the Same Store Portfolio increased primarily due to increases in utilities expense of approximately $3.8 million due to higher utility rates and increases in cleaning expenses and payroll expenses of approximately $3.8 million primarily due to higher contractual rates and wages. Property operating expenses, such as utilities and cleaning expenses, may continue to increase if the occupancy levels of our properties increase. Substantially all of the office leases require the tenant to pay, as additional rent, a portion of any increases in operating expenses over a base amount. We believe a substantial portion of any future increase in operating expenses will be offset by expense reimbursements from tenants, which are included in property operating revenues.

      Property operating expenses in the Total Company increased because of increases in the Same Store Portfolio, as explained above, and property acquisitions and developments placed in service, which accounted for approximately $4.9 million of the increase, but was offset by the partial sales of properties in 2004 of approximately $3.4 million.

General and Administrative Expenses
      General and administrative expenses for the Total Company increased because of increases in general payroll expense due to wage increases and also because of expenses related to restricted share awards and our election to expense stock options.

Impairment
      For a discussion of the $180.9 million impairment charge refer to Note 4 to the financial statements.

Realized Gain on Settlement of Derivatives and Sale of Marketable Securities
      In the second quarter 2004 we settled $500 million of forward-starting interest rate swaps and recognized an approximate $24.0 million gain. The swaps were entered into in 2003 to hedge an anticipated unsecured note offering expected to take place in June 2004, which did not occur.

Interest Expense
      Interest expense in the Same Store Portfolio decreased because of mortgage debt repayments. Interest expense for the Total Company decreased slightly primarily because of the repayment of higher-interest rate debt with proceeds from new debt at lower interest rates, partially offset by a decrease in capitalized interest of approximately $1.6 million due to a decrease in development activity (capitalized interest has the effect of reducing overall interest expense) and an increase in interest expense on variable rate debt, including our line of credit. Interest expense on our line of credit has increased because of higher interest rates and a higher average balance on our line of credit because we use our line of credit primarily to repay maturing debt, including the mortgage debt we repaid in the Same Store Portfolio, and for other uses (see the Liquidity and Capital Resources section of this MD&A for more information on our line of credit).

Income from Investments in Unconsolidated Joint Ventures
      Income from investments in unconsolidated joint ventures in the Same Store Portfolio decreased primarily because of a decrease in lease termination income and a decrease in rental rates on new and renewal leases as compared to expiring and terminated leases. The Total Company increased primarily because of the gain on sale of our interest in two properties of approximately $17.4 million which occurred in the second quarter 2005.

Discontinued Operations
      Discontinued operations represents the net income of the properties we sold in 2004 and 2005 and also the properties classified as held for sale as of June 30, 2005. Included in discontinued operations in the current period are approximately $62.3 million of net gains on the sale of assets, approximately $165.9 million of losses on assets sold, approximately $20.3 million for provisions for losses on assets held for sale and approximately $6.8 million of net income. Included in discontinued operations in the prior period are approximately $1.7 million of net gains on the sale of assets and approximately $17.0 million of net income. See Note 4 to the financial statements for additional information regarding the properties included in discontinued operations.

Comparison of the six months ended June 30, 2005 to the six months ended June 30, 2004
      The table below represents selected operating information for the Total Company and for the Same Store Portfolio. The Same Store Portfolio consists of 561 consolidated office properties and 30 unconsolidated joint venture properties acquired or placed in service on or prior to January 1, 2004.

	Total Company				Same Store Portfolio

			Change				Change

(Dollars in thousands)	2005	2004	$	%	2005	2004	$	%

Revenues:
Property operating revenues	$1,539,971	$1,485,891	$54,080	3.6%	$1,397,868	$1,411,585	$(13,717)	(1.0)%
Fee income	8,474	6,909	1,565	22.7	—	—	—	—

Total revenues	1,548,445	1,492,800	55,645	3.7	1,397,868	1,411,585	(13,717)	(1.0)

Expenses:
Depreciation and amortization	382,812	346,107	36,705	10.6	347,667	325,583	22,084	6.8
Real estate taxes	176,673	172,174	4,499	2.6	157,578	161,179	(3,601)	(2.2)
Property operating expenses	381,433	365,594	15,839	4.3	361,973	350,937	11,036	3.1
Ground rent	10,572	10,365	207	2.0	10,239	10,227	12	0.1
General and administrative(a)	32,391	25,018	7,373	29.5	—	—	—	—
Impairment	180,856	—	180,856	—	159,912	—	159,912	—

Total expenses	1,164,737	919,258	245,479	26.7	1,037,369	847,926	189,443	22.3

Operating income	383,708	573,542	(189,834)	(33.1)	360,499	563,659	(203,160)	(36.0)

Other income (expense):
Interest and dividend income	6,862	3,721	3,141	84.4	3,052	1,693	1,359	80.3
Realized gain on settlement of derivatives and sale of marketable securities	3	24,016	(24,013)	(100.0)	—	—	—	—
Interest expense(b)	(426,100)	(417,131)	(8,969)	2.2	(81,556)	(94,303)	12,747	(13.5)

Total other income (expense)	(419,235)	(389,394)	(29,841)	7.7	(78,504)	(92,610)	14,106	(15.2)

(Loss) income before income taxes, allocation to minority interests and income from investments in unconsolidated joint ventures	(35,527)	184,148	(219,675)	(119.3)	281,995	471,049	(189,054)	(40.1)
Income taxes	(901)	(1,069)	168	(15.7)	(377)	(326)	(51)	15.6
Minority Interests:
EOP Partnership	11,923	(20,059)	31,982	(159.4)	—	—	—	—
Partially owned properties	(5,527)	(5,536)	9	(0.2)	(5,527)	(5,536)	9	(0.2)
Income from investments in unconsolidated joint ventures	38,199	24,967	13,232	53.0	15,703	22,171	(6,468)	(29.2)

(Loss) income from continuing operations	8,167	182,451	(174,284)	(95.5)	291,794	487,358	(195,564)	(40.1)
Discontinued operations	(95,337)	38,793	(134,130)	(345.8)	—	—	—	—

(Loss) income before cumulative effect of a change in accounting principle	(87,170)	221,244	(308,414)	(139.4)	291,794	487,358	(195,564)	(40.1)
Cumulative effect of a change in accounting principle	—	(33,697)	33,697	(100.0)	—	(33,697)	33,697	(100.0)

Net (loss) income	$(87,170)	$187,547	$(274,717)	(146.5)%	$291,794	$453,661	$(161,867)	(35.7)%

	Total Company				Same Store Portfolio

			Change				Change

(Dollars in thousands)	2005	2004	$	%	2005	2004	$	%

Selected Items from Continuing Operators:
Property net operating income(c)	$981,865	$948,123	$33,742	3.6%	$878,317	$899,469	$(21,152)	(2.4)%

Deferred rental revenue	$32,578	$42,770	$(10,192)	(23.8)%	$21,720	$39,489	$(17,769)	(45.0)%

Lease termination fees	62,791	$26,694	$36,097	135.2%	$14,097	$21,705	$(7,608)	(35.1)%

(a)	Corporate general and administrative expense is not allocated to the Same Store Portfolio because these expenses are not directly incurred in connection with any specific property.

(b)	Interest expense (including amortization of deferred financing costs and prepayment expenses) for the Same Store Portfolio represents interest expense on property secured mortgage debt and does not include interest expense on the unsecured notes or the line of credit.

(c)	Represents segment data. See Note 11 to the financial statements for more information.

Property Operating Revenues
      Property operating revenues in the Same Store Portfolio decreased primarily because of a decrease in income from lease terminations of approximately $7.6 million and because of a decrease in rental rates on new and renewal leases as compared to expiring and terminated leases. The decrease was partially offset by an increase in average occupancy rates from approximately 87.2% at December 31, 2003 to approximately 88.7% at June 30, 2005.
      Property operating revenues in the Total Company increased primarily because of $44.4 million of lease termination income associated with the 1301 Avenue of the Americas office property in New York. In addition, property acquisitions, developments placed in service and the consolidation of 1301 Avenue of the Americas increased property operating revenues by approximately $45.2 million. The increase in property operating revenues was partially offset by the partial sales of properties in 2004 (which are not classified as discontinued operations), which decreased property revenues by approximately $17.2 million, and the decreases in the Same Store Portfolio, as explained above.

Depreciation and Amortization
      Depreciation and amortization expense in the Same Store Portfolio increased because of capital and tenant improvements placed in service since the beginning of the prior period and an increase in deferred leasing costs.
      Depreciation and amortization expense in the Total Company increased because of property acquisitions and developments placed in service, which increased depreciation and amortization expense by approximately $17.6 million, and the increases in the Same Store Portfolio, as explained above. The increase was partially offset by the partial sales of properties in 2004 (which are not classified as discontinued operations), which decreased depreciation and amortization expense by approximately $3.8 million.

Real Estate Taxes
      Real estate taxes in the Same Store Portfolio decreased primarily because the prior period included approximately $4.2 million of net adjustments for prior years’ assessments in California, Boston and Chicago that had the effect of reducing real estate tax expense in 2004. We anticipate real estate taxes to continue to fluctuate based on changes in property assessments and tax rates.
      Real estate taxes increased in 2005 in the Total Company because of property acquisitions, developments placed in service and the consolidation of 1301 Avenue of the Americas, which increased real estate tax expense by approximately $9.1 million. The increase was partially offset by the partial sale of properties in 2004, which decreased real estate tax expense by approximately $1.9 million, and the decrease in the Same Store Portfolio, as explained above.

Property Operating Expenses
      Property operating expenses in the Same Store Portfolio increased primarily due to increases in utilities expense of approximately $5.9 million due to higher utility rates, increases in cleaning expenses and payroll expenses of approximately $6.0 million, primarily due to higher contractual rates and wages, and one-time charges relating to retention payments and severance costs of approximately $2.8 million. These increases were partially offset by a decrease in insurance expense of approximately $1.8 million. Property operating expenses, such as utilities and cleaning expenses, may continue to increase if the occupancy levels of our properties increase. Substantially all of the office leases require the tenant to pay, as additional rent, a portion of any increases in operating expenses over a base amount. We believe a substantial portion of any future increase in operating expenses will be offset by expense reimbursements from tenants, which are included in property operating revenues.
      Property operating expenses in the Total Company increased because of increases in the Same Store Portfolio, as explained above, and property acquisitions, developments placed in service and the consolidation of 1301 Avenue of the Americas, which accounted for approximately $11.6 million of the increase. The increase was partially offset by the partial sales of properties in 2004, which accounted for approximately $6.7 million of a decrease.

General and Administrative Expenses
      General and administrative expenses for the Total Company increased because of increases in general payroll expense due to wage increases and also because of expenses related to restricted share awards and our election to expense stock options.

Impairment
      For a discussion of the $180.9 million impairment charge refer to Note 4 to the financial statements.

Realized Gain on Settlement of Derivatives and Sale of Marketable Securities
      In the second quarter 2004 we settled $500 million of forward-starting interest rate swaps and recognized an approximate $24.0 million gain. The swaps were entered into in 2003 to hedge an anticipated unsecured note offering expected to take place in June 2004, which did not occur.

Interest Expense
      Interest expense in the Same Store Portfolio decreased because of mortgage debt repayments. Interest expense for the Total Company increased over the prior period because of the consolidation of 1301 Avenue of the Americas, which accounted for approximately $4.8 million of the increase, a decrease in capitalized interest of approximately $3.7 million due to a decrease in development activity (capitalized interest has the effect of reducing overall interest expense) and an increase in interest expense on variable rate debt, including our line of credit, partially offset by the repayment of higher rate debt with proceeds from new debt at lower interest rates. Interest expense on our line of credit has increased because of higher interest rates and a higher average balance on our line of credit because we use our line of credit primarily to repay maturing debt, including the mortgage debt we repaid in the Same Store Portfolio, and for other uses (see the Liquidity and Capital Resources section of this MD&A for more information on our line of credit).

Income from Investments in Unconsolidated Joint Ventures
      Income from investments in unconsolidated joint ventures in the Same Store Portfolio decreased primarily because of a decrease in lease termination income and a decrease in rental rates on new and renewal leases as compared to expiring and terminated leases. The Total Company increased primarily because of the gain on sale of our interest in two properties of approximately $17.4 million which occurred in the second quarter 2005, and the acquisition of a 50% interest in Colorado Center in July 2004, which accounted for approximately $3.2 million of the increase.

Discontinued Operations
      Discontinued operations represents the net income of the properties we sold in 2004 and 2005 and also the properties classified as held for sale as of June 30, 2005. Included in discontinued operations in the current period are approximately $86.5 million of net gains on the sale of assets, approximately $179.5 million of losses on assets sold, approximately $20.3 million for provisions for losses on assets held for sale and approximately $17.9 million of net income. Included in discontinued operations in the prior period are approximately $3.9 million of net gains on the sale of assets and approximately $34.9 million of net income. See Note 4 to the financial statements for additional information regarding the properties included in discontinued operations.

Cumulative Effect of a Change in Accounting Principle
      Under the provisions of FIN 46(R), we consolidated the assets, liabilities and results of operations of SunAmerica Center effective January 1, 2004, and recorded a cumulative effect of a change in accounting principle resulting in a loss of approximately $33.7 million.
Liquidity and Capital Resources

Liquidity
      Our net cash provided by operating activities is primarily dependent upon the occupancy level of our properties, the rental rates on our leases, the collectibility of rent from our tenants and the level of operating and other expenses. Our net cash provided by operating activities, our lines of credit, and proceeds from asset sales have been our primary sources of liquidity to fund our cash requirements, which include investments made in our properties in the form of capital improvements, tenant improvements and leasing costs, distributions to our shareholders and unitholders, as well as amounts needed for acquisitions and development costs. The impact of asset sales has been significant in 2005 and is further discussed below.
      Our ability to draw upon our lines of credit is dependent in part on our compliance with various financial and other covenants. A material adverse change in our net cash provided by operating activities may affect the financial performance covenants under our lines of credit and unsecured notes. If we fail to meet our financial performance and other various covenants and are unable to reach a satisfactory resolution with our lenders, our lines of credit could become unavailable to us, the maturity dates for our unsecured notes could be accelerated, and the interest charged on the lines of credit could increase. Moody’s, Standard & Poor’s and Fitch provide credit ratings on our unsecured notes and preferred stock. If either Standard & Poor’s or Fitch downgrades our credit ratings, the interest rate charged on our lines of credit will increase. In addition, the interest rate associated with any future financings may be adversely impacted if our credit ratings decline.
      During the six months ended June 30, 2005, we sold 79 buildings (including six properties comprising approximately 149,131 square feet previously taken out of service) for approximately $1.6 billion and acquired 18 buildings, one development property and a vacant land parcel for approximately $354.9 million. We anticipate that throughout 2005 market conditions will continue to favor asset sales. If market conditions permit, we plan to continue to take advantage of this opportunity to strengthen our portfolio by selling non-core assets in core markets and assets in non-core markets. Should we be able to secure favorable pricing, we intend to sell as much as $2 billion to $3 billion of assets in 2005 representing over 20 million square feet, including those assets we have already sold.
      We have several options for the proceeds from asset sales, which include acquiring assets in our targeted core markets, repaying debt, buying back our shares, or some combination of these options. During the first six months of 2005 we have used proceeds from asset sales, in part, for acquisitions and to repay mortgage debt and unsecured notes. Should the level of disposition activity throughout 2005 continue to be significant, the impact of such sales on our operating results and financial condition, occupancy, leasing activity, and tenant improvement and leasing costs will depend to a great extent on the manner, timing and terms of the sales and our use of the sales proceeds.
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
      Lower occupancy levels, reduced rental rates, and reduced revenues as a result of asset sales have had the effect of reducing our net cash provided by operating activities. In addition, our tenant improvement and leasing costs have increased as compared to historical levels due to competitive market conditions for new and renewal leases. During the year ended December 31, 2004, our net cash provided by operating activities was insufficient by itself to pay all our cash requirements including investments made in our properties in the form of capital improvements, tenant improvement and leasing costs and distributions to our shareholders and unitholders. We funded this shortfall primarily with proceeds from financing activities.
      If our net cash from operating activities and our cash requirements, including tenant improvements and leasing costs, continue at these levels, and if our Board of Trustees continues to declare distributions on our Common Shares at current levels, we expect that a shortfall will continue in 2005 and that we will cover the shortfall with proceeds primarily from asset sales and financing activities. Although we anticipate a shortfall during 2005, we expect our cash needs will fluctuate throughout the year and are dependent on factors such as the timing of our distributions, our leasing activities and asset dispositions and acquisitions.
      As of June 30, 2005, we had approximately $815 million of secured and unsecured debt maturing in 2005, which excludes scheduled principal payments prior to maturity. Because REIT rules for federal income tax purposes require us to distribute 90% of our taxable income, we will not be able to retain sufficient cash to repay all of our debt as it comes due using only cash from operating activities. As a result, we will be required to repay most of our maturing debt with proceeds from asset sales and borrowings, although there can be no assurance that such dispositions or financings at acceptable terms will be available to us.
      We believe that net cash provided by operating activities, draws under our lines of credit, proceeds from other financing sources that we expect to be available to us and proceeds from asset sales will together provide sufficient liquidity to meet our cash needs during 2005.

Distributions
      In the second quarter 2005, distributions were paid on the preferred shares as reflected below:

			Distributions

	Quarterly	Annualized	For the three	For the six
	Distribution	Distribution	months ended	months ended
Security	Per Share	Per Share	June 30, 2005	June 30, 2005

			(Dollars in thousands)
Series B Preferred Shares	$0.65625	$2.625	$3,931	$7,862
Series G Preferred Shares	$0.484375	$1.9375	$4,117	$8,234
      The Board of Trustees declared distributions on Common Shares for the first and second quarter at the rate of $.50 per Common Share per quarter.

Contractual Obligations
      As of June 30, 2005, we were subject to certain material contractual payment obligations as described in the table below. We were not subject to any material capital lease obligations.

	Payments Due by Period

		Remainder of
(Dollars in thousands)	Total	2005	2006	2007	2008	2009	Thereafter

Mortgage debt(a)	$2,298,968	$652,078	$287,003	$261,635	$156,712	$563,319	$378,221
Unsecured notes(a)	9,194,290	150,000	652,924	988,543	482,971	858,609	6,061,243
Lines of Credit(b)	693,000	—	693,000	—	—	—	—
Series B Preferred Shares	299,497	—	—	—	299,497	—	—
Share of mortgage debt of unconsolidated joint ventures	359,732	30,415	52,227	4,010	18,622	11,658	242,800
Operating lease obligations	1,304,791	10,887	21,631	21,471	21,582	21,638	1,207,582
Share of ground leases of unconsolidated joint ventures	34,136	282	564	564	564	564	31,598

Total Contractual Obligations	$14,184,414	$843,662	$1,707,349	$1,276,223	$979,948	$1,455,788	$7,921,444

(a)	Balance excludes net discounts and premiums.

(b)	In August 2005, we entered into a new $1.25 billion line of credit that matures in July 2009. The new line of credit replaces the line of credit that was scheduled to mature in 2006. See Note 13 to the financial statements for more information.

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

Property Acquisitions
      In April 2005, we signed an agreement to acquire approximately 1.03 million square feet, or nearly 80%, of the 1095 Avenue of the Americas office property (a/k/a the Verizon Building) located in New York, NY for approximately $505.0 million. The acquisition is subject to certain contingencies and is expected to close during the third quarter of 2005.
      In June 2005, we signed agreements to acquire the Waterfall Towers, Parkpoint, Redwood I, Redwood II, Redwood III, Redwood IV, Redwood V and Fountain Grove I office properties comprising approximately 0.7 million square feet located in the San Francisco, California region for approximately $134.2 million

(including the assumption of approximately $73.8 million of mortgage debt). These acquisitions are subject to certain contingencies and are expected to close during the third quarter of 2005.

Debt Financing

Consolidated Debt
      The table below summarizes our consolidated mortgage debt, unsecured notes and lines of credit indebtedness:

		December 31,
(Dollars in thousands)	June 30, 2005	2004

Balance (includes discounts and premiums):
Fixed rate:
Mortgage debt	$2,181,008	$2,502,871
Unsecured notes	8,187,714	8,439,016

Total fixed rate debt	10,368,722	10,941,887

Variable rate:
Mortgage debt	105,654	106,196
Unsecured notes and lines of credit(a)	1,684,340	1,761,376

Total variable rate debt	1,789,994	1,867,572

Total	$12,158,716	$12,809,459

Percent of total debt:
Fixed rate	85.3%	85.4%
Variable rate(a)	14.7%	14.6%

Total	100.0%	100.0%

Effective interest rate at end of period:
Fixed rate:
Mortgage debt	7.62%	7.80%
Unsecured notes	6.92%	6.87%

Effective interest rate	7.07%	7.09%

Variable rate:
Mortgage debt	6.36%	5.53%
Unsecured notes and lines of credit	4.27%	3.75%

Effective interest rate	4.40%	3.85%

Total	6.68%	6.61%

(a)	The variable rate debt as of June 30, 2005 and December 31, 2004 includes $750 million and $1.0 billion of fixed rate unsecured notes, respectively, that were converted to a variable rate based on LIBOR plus 122 basis points through several interest rate swap agreements entered into in March 2004. The interest rates for the remaining variable rate debt are based on various spreads over LIBOR.

Mortgage Debt
      During the six months ended June 30, 2005, the following transactions occurred:

(Dollars in thousands)

Balance at December 31, 2004(a)	$2,622,750
Scheduled principal amortization prior to maturity	(9,963)
Repayment of debt encumbering the following properties:
Sixty State Street	(71,962)
Island Corporate Center	(12,312)
San Mateo BayCenter II	(9,520)
Repaid upon sale of property (see Note 4 to the financial statements)	(13,386)

Balance at March 31, 2005(a)	2,505,607
Scheduled principal amortization prior to maturity	(9,361)
Repayment of debt encumbering the following properties:
1740 Technology	(15,684)
One Market	(171,689)
Central Park	(55,030)
Assumed through property acquisitions (see Note 3 to the financial statements)	44,975
Washington Mutual Tower refinancing(b)	150

Balance at June 30, 2005(a)	$2,298,968

(a)	Excludes net discounts on mortgage debt.

(b)	We refinanced the mortgage debt encumbering the Washington Mutual Tower office property. The new mortgage has a principal balance of approximately $79.25 million, bears interest at a fixed coupon rate of 4.55% and matures in June 2010. The prior mortgage had a principal balance of approximately $79.1 million, bore interest at a fixed coupon rate of 7.53% and was scheduled to mature in November 2005. The effective interest rate on the new debt is 4.56% as compared to 7.77% on the prior mortgage.
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

Lines of Credit

$1.0 Billion Revolving Credit Facility
      As of June 30, 2005, we had a $1.0 billion revolving credit facility that was scheduled to mature in May 2006. As of June 30, 2005, $443.0 million was outstanding under this facility. The line of credit bore interest at LIBOR plus 60 basis points and had an annual facility fee of 20 basis points. The effective rate on the line of credit at June 30, 2005 was approximately 4.10%.
      In August 2005, we entered into a $1.25 billion revolving line of credit facility bearing interest at LIBOR plus 47.5 basis points plus an annual facility fee of 15 basis points. This line of credit facility matures in August 2009 and has an increased number of participating lenders over our prior revolving line of credit facility. We have one option to extend the maturity date for an additional 12-month period. The extension fee is equal to 15 basis points on $1.25 billion, or $1.875 million. The existing $1.0 billion line of credit terminated in August 2005 effective with the first funding of the new $1.25 billion line of credit.
      We use our line of credit, together with net cash provided by operating activities and asset sales, to fund investments in our properties in the form of capital improvements, tenant improvement and leasing costs, distributions to our shareholders and unitholders, financing and investing activities and for other general working capital purposes. As a result of the nature and timing of the draws, the outstanding balance on our line of credit is subject to ongoing fluctuation and amounts outstanding under the line of credit may from time to time be significant. We consider all such borrowings to be in the ordinary course of our business and expect fluctuations in the outstanding balance under the line of credit during 2005.

Term Loan Facility
      In February 2005, we obtained a $250 million unsecured term loan facility, which bore interest at LIBOR plus 35 basis points (the spread is subject to change based on our credit rating) and was scheduled to mature in February 2006. As of June 30, 2005, $250 million was outstanding under this facility. We repaid and terminated the term loan facility in July 2005.

Unsecured Notes
      During the six months ended June 30, 2005, we repaid $525.0 million of unsecured notes upon their maturity and issued approximately $28.5 million of unsecured notes.
      The table below summarizes the unsecured notes outstanding as of June 30, 2005:

	Coupon	Effective
Original Term	Rate	Rate(a)	Principal Balance	Maturity Date

			(Dollars in thousands)
Fixed interest rate:
7 Years	8.00%	6.49%	$100,000	7/19/05
8 Years	7.36%	7.69%	50,000	9/01/05
6 Years	8.38%	7.65%	500,000	3/15/06
9 Years	7.44%	7.74%	50,000	9/01/06
10 Years	7.13%	6.74%	100,000	12/01/06
9 Years	7.00%	6.80%	1,500	2/02/07
9 Years	6.88%	6.83%	25,000	4/30/07
9 Years	6.76%	6.76%	300,000	6/15/07
10 Years	7.41%	7.70%	50,000	9/01/07
7 Years	7.75%	7.91%	600,000	11/15/07
10 Years	6.75%	6.97%	150,000	1/15/08
10 Years	6.75%	7.01%	300,000	2/15/08
10 Years	6.80%	6.94%	500,000	1/15/09
10 Years	7.25%	7.14%	200,000	5/01/09
11 Years	7.13%	6.97%	150,000	7/01/09
10 Years	8.10%	8.22%	360,000	8/01/10
6 Years	4.65%	4.81%	800,000	10/01/10
10 Years	7.65%	7.20%	200,000	12/15/10
10 Years	7.00%	6.83%	1,100,000	7/15/11
10 Years	6.75%	7.02%	500,000	2/15/12
10 Years	5.88%	5.98%	500,000	1/15/13
10 Years(b)	4.75%	5.54%	250,000	3/15/14
20 Years	7.88%	8.08%	25,000	12/01/16
20 Years	7.35%	8.08%	200,000	12/01/17
20 Years	7.25%	7.54%	250,000	2/15/18
30 Years	7.50%	8.24%	150,000	10/01/27

	Coupon	Effective
Original Term	Rate	Rate(a)	Principal Balance	Maturity Date

			(Dollars in thousands)
30 Years	7.25%	7.31%	225,000	6/15/28
30 Years	7.50%	7.55%	200,000	4/19/29
30 Years	7.88%	7.94%	300,000	7/15/31
EOP InterNotes(c)	4.25%	4.51%	62,790	11/15/06-6/15/11

Total/ Weighted Average Unsecured Fixed Rate Notes	6.87%	6.92%	8,199,290

Variable interest rate:
6 Years	3.70%	3.83%	200,000	10/01/10
10 Years(d)	4.75%	4.70%	750,000	3/15/14
10 Years	4.09%	4.19%	45,000	5/27/14

Total/ Weighted Average Unsecured Variable Rate Notes	4.51%	4.50%	995,000

Total/ Weighted Average	6.62%	6.66%	9,194,290

Net discount			(15,236)

Total			$9,179,054

(a)	Includes the effect of settled and outstanding interest rate protection and interest rate swap agreements, offering and transaction costs and premiums and discounts on certain unsecured notes.

(b)	In March 2004, we entered into an interest rate swap agreement with a notional amount of $250 million that effectively converted these notes to a variable interest rate based on the 6-month LIBOR rate. The interest rate swap was terminated during June 2005 at no cost, which effectively converted these notes back to a fixed interest rate.

(c)	The rates shown are weighted average rates. The coupon rates on the EOP InterNotes range from 3.30% to 5.25%. Including all offering expenses, the effective rates of the EOP InterNotes range from 3.61% to 5.46%.

(d)	In March 2004, we entered into three interest rate swap agreements with a combined notional amount of $750 million that effectively converted these notes to a variable interest rate based on the 6-month LIBOR rate.
      As of June 30, 2005, approximately $2.1 billion was available for issuance under two previously filed shelf registration statements totaling $7.0 billion.

Restrictions and Covenants under Unsecured Indebtedness
      The terms of our lines of credit and unsecured notes contain various financial covenants which require satisfaction of certain ratios including total debt-to-total assets, secured debt-to-total assets, debt service coverage ratios, unencumbered asset to unsecured debt as well as other limitations. As of June 30, 2005, we believe we were in compliance with each of these financial covenants. If we fail to comply with any of these covenants, the indebtedness could become due and payable before its stated due date.

      Sets forth below are the financial covenants to which we are subject under our unsecured note indentures and our performance under each covenant as of June 30, 2005:

Covenants(a) (in each case as defined in the respective indenture)	Actual Performance

Debt to Adjusted Total Assets may not be greater than 60%	49%
Secured Debt to Adjusted Total Assets may not be greater than 40%	10%
Consolidated Income Available for Debt Service to Annual Debt Service Charge may not be less than 1.50:1	2.4
Total Unencumbered Assets to Unsecured Debt may not be less than 150%(a)	207%

(a)	The unsecured notes we assumed in the merger with Spieker Properties, Inc., of which approximately $1.3 billion are still outstanding at June 30, 2005, are subject to a minimum ratio of 165%.

Equity Securities
      The following table presents the changes in our issued and outstanding Common Shares and EOP Partnership’s Units (exclusive of Units owned by us) since December 31, 2004:

	Common Shares	Units	Total

Outstanding at December 31, 2004	403,842,441	47,494,701	451,337,142
Issued upon exercise of share options	1,618,882	—	1,618,882
Repurchased and retired(a)	(86,505)	—	(86,505)
Repurchased in the prior period, but retired in the current period	(25,728)	—	(25,728)
Units redeemed for Common Shares	446,459	(446,459)	—
Units converted to cash	—	(203,396)	(203,396)
Restricted shares issued, net of cancellations	819,515	—	819,515
Issued upon conversion of 70 Series B Preferred Shares	98	—	98

Outstanding at March 31, 2005	406,615,162	46,844,846	453,460,008
Issued upon exercise of share options	2,904,887	—	2,904,887
Repurchased and retired	(158,771)	—	(158,771)
Repurchased in the prior period, but retired in the current period	(4,000)	—	(4,000)
Units redeemed for Common Shares	717,066	(717,066)	—
Units converted to cash	—	(1,453,702)	(1,453,702)
Restricted shares issued, net of cancellations	(37,948)	—	(37,948)
Units issued in connection with property acquisition (see Note 3 to the financial statements)	—	108,190	108,190
Common Shares issued for Board of Trustees fees	4,687	—	4,687

Outstanding at June 30, 2005	410,041,083	44,782,268	454,823,351

(a)	During the three months ended March 31, 2005, we repurchased 90,505 Common Shares at an average purchase price of $30.15 for approximately $2.7 million. Of these 90,505 Common Shares, 4,000 were not yet retired as of March 31, 2005.

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
Capital Improvements, Tenant Improvements and Leasing Costs

Capital Improvements
      Significant renovations and improvements, which improve or extend the useful life of our properties are capitalized. We categorize these capital expenditures as follows:

•	Capital Improvements — costs for improvements that enhance the value of the property such as lobby renovations, roof replacement, significant renovations for Americans with Disabilities Act compliance, chiller replacement and elevator upgrades.

•	Development and Redevelopment Costs — costs associated with the development or redevelopment of a property including tenant improvements, leasing costs, capitalized interest and operating costs incurred during completion of the property and incurred while the property is made ready for its intended use.
      The table below shows the costs incurred for each type of improvement.

	For the three months ended June 30,

	2005		2004

		Unconsolidated		Unconsolidated
	Consolidated	Properties	Consolidated	Properties
(Dollars in thousands)	Properties	(our share)	Properties	(our share)

Capital Improvements:
Capital improvements	$11,402	$1,285	$16,217	$1,188
Development costs	3,610	—	22,598	—

Total capital improvements	$15,012	$1,285	$38,815	$1,188

	For the six months ended June 30,

	2005		2004

		Unconsolidated		Unconsolidated
	Consolidated	Properties	Consolidated	Properties
(Dollars in thousands)	Properties	(our share)	Properties	(our share)

Capital Improvements:
Capital improvements	$15,965	$2,087	$21,489	$1,777
Development costs	4,695	—	42,725	—
Redevelopment costs	—	—	356	—

Total capital improvements	$20,660	$2,087	$64,570	$1,777

Tenant Improvements and Leasing Costs
      Investments in our properties related to the renovation, alteration or build-out of existing office space, as well as related leasing costs, are capitalized and depreciated over the lease term. These tenant improvements may include, but are not limited to, floor coverings, ceilings, walls, HVAC, mechanical, electrical, plumbing and fire protection systems.

      The amounts shown below represent the total tenant improvements and leasing costs for leases which commenced during the period, regardless of when such costs were actually paid.

	For the three months ended June 30,

	2005			2004

			Total Cost Per			Total Cost per
			Square Foot			Square Foot
(Dollars in thousands)	Total Costs		Leased	Total Costs		Leased

Consolidated Properties:
Office Properties:
Renewals	$38,512		$19.70	$29,272		$10.09
Retenanted	51,470		22.35	63,128		23.14

Total/ Weighted Average	89,982		21.13	92,400		16.41

Unconsolidated Joint Ventures:
Renewals	517	(a)	12.41	1,479	(a)	11.95
Retenanted	5,895	(a)	41.20	2,910	(a)	27.33

Total/Weighted Average	6,412	(a)	34.71	4,389	(a)	19.06

Total/Weighted Average	$96,394		$21.70	$96,789		$16.52

	For the six months ended June 30,

	2005			2004

			Total Cost Per			Total Cost per
			Square Foot			Square Foot
(Dollars in thousands)	Total Costs		Leased	Total Costs		Leased

Consolidated Properties:
Office Properties:
Renewals	$69,830		$14.47	$46,223		$9.64
Retenanted	105,785		22.07	118,906		22.51

Total/Weighted Average	175,615		18.26	165,129		16.39

Unconsolidated Joint Ventures:
Renewals	1,126	(a)	10.18	8,698	(a)	20.59
Retenanted	16,095	(a)	41.87	6,506	(a)	27.58

Total/Weighted Average	17,221	(a)	34.79	15,204	(a)	23.09

Total/Weighted Average	$192,836		$19.07	$180,333		$16.80

(a)	Represents our share of unconsolidated joint ventures tenant improvements and leasing costs for office properties.
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

	For the three months ended
	June 30,

(Dollars in thousands)	2005	2004

Capital improvements	$11,402	$16,217
Tenant improvements and leasing costs:
Office properties	89,982	92,400
Industrial properties	—	749
Expenditures for corporate furniture, fixtures and equipment, software, leasehold improvements and other	5,047	273

Subtotal	106,431	109,639
Development costs	3,610	22,598
Redevelopment costs	—	—
Timing differences	(6,103)	18,974

Total capital improvements, tenant improvements and leasing costs	$103,938	$151,211

Selected items from the consolidated statements of cash flows:
Capital and tenant improvements	$74,557	$122,160
Lease commissions and other costs	29,381	29,051

Total	$103,938	$151,211

	For the six months ended
	June 30,

(Dollars in thousands)	2005	2004

Capital improvements	$15,965	$21,489
Tenant improvements and leasing costs:
Office properties	175,615	165,129
Industrial properties	—	2,938
Expenditures for corporate furniture, fixtures and equipment, software, leasehold improvements and other	7,983	5,552

Subtotal	199,563	195,108
Development costs	4,695	42,725
Redevelopment costs	—	356
Timing differences	455	66,235

Total capital improvements, tenant improvements and leasing costs	$204,713	$304,424

Selected items from the consolidated statements of cash flows:
Capital and tenant improvements	$150,963	$243,549
Lease commissions and other costs	53,750	60,875

Total	$204,713	$304,424

Developments
      We directly own one property under development. This development is funded by working capital and our line of credit. Specifically identifiable direct acquisition, development and construction costs were capitalized, including salaries and related costs, real estate taxes and interest incurred in developing the property. All figures stated below are as of June 30, 2005.

	Placed in				Costs	Total	Current
	Service		Number of	Square	Incurred	Estimated	Percentage
(Dollars in thousands)	Date(a)	Location	Buildings	Feet	To Date	Costs(b)	Leased

Summit at Douglas Ridge II	Q2 2005	Roseville, CA	1	93,349	$18,780	$22,995	7%

(a)	The Placed in Service Date represents the date the certificate of occupancy was obtained. The property is currently in a lease-up period.

(b)	The Total Estimated Costs represent 100% of the development’s estimated costs, including the acquisition cost of the land and building, if any. The Total Estimated Costs are subject to change upon, or prior to, the completion of the development and include amounts required to lease the property.
      In addition to the developments described above, we own or have under option various land parcels available for development. These developments will be impacted by the timing and likelihood of success of the entitlement process, both of which are uncertain. These various sites include, among others: Russia Wharf, Boston, MA; Reston Town Center, Reston, VA; Dulles Station, Herndon, VA; Prominence in Buckhead, Atlanta, GA; Perimeter Center, Atlanta, GA; Tabor Center, Denver, CO; Bridge Pointe Corporate Centre, San Diego, CA; La Jolla Centre, San Diego, CA; Orange Center, Orange, CA; Skyport Plaza, San Jose, CA; Foundry Square, San Francisco, CA; Station Landing, Walnut Creek, CA; City Center Bellevue, Bellevue, WA; and 8th Street, Bellevue, WA.
      There are no unconsolidated joint venture properties under development as of June 30, 2005.
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
Cash Flows
      The table below summarizes the changes in our cash and cash equivalents as a result of operating, investing and financing activities for the following periods:

	For the three months ended		For the six months ended
	June 30,		June 30,

(Dollars in thousands)	2005	2004	2005	2004

Cash and cash equivalents at the beginning of the period	$102,298	$56,534	$107,126	$69,398
Net cash provided by operating activities	299,153	343,008	468,328	566,731
Net cash provided by (used for) investing activities	836,650	22,509	935,210	(143,225)
Net cash (used for) financing activities	(622,104)	(347,234)	(894,667)	(418,087)

Cash and cash equivalents at the end of the period	$615,997	$74,817	$615,997	$74,817

Operating Activities
      Cash provided by operating activities depends primarily on cash generated from lease payments from tenants in our properties. Net income for the six months ended June 30, 2005 includes $44.4 million of lease termination income from a single lease, the majority of which has not been received and is included in prepaid expenses and other assets on the consolidated balance sheet. In addition, cash provided by operating activities in 2004 includes the collection of notes receivables and decreases in prepaid expenses in the prior period.

Investing Activities
      Net cash provided by and used for investing activities reflects the net impact of acquisitions and dispositions of properties and expenditures for investments made in our properties in the form of capital improvements, tenant improvements and lease costs. We also received amounts from escrow deposits representing proceeds from property dispositions and made deposits for future property acquisitions.

Financing Activities
      Net cash used for financing activities generally includes cash provided by or used for debt transactions, distributions to our common and preferred shareholders and repurchases of our securities.
Additional Items for 2005

Prepaid Expenses and Other Assets
      Prepaid expenses and other assets increased by approximately $36.4 million to $228.4 million at June 30, 2005 compared to $192.0 million at December 31, 2004. This increase was primarily a result of a receivable related to $44.4 million lease termination income recorded in the first quarter 2005.

Distributions Payable
      Distributions payable increased by approximately $227.4 million to $230.0 million at June 30, 2005 compared to $2.7 million at December 31, 2004 because of the accrual for Common Share and Unit distributions declared during the current quarter but not paid in the current quarter.
Critical Accounting Policies and Estimates
      Refer to our 2004 Annual Report on Form 10-K for a discussion of our critical accounting policies which include allowance for doubtful accounts, impairment of long-lived assets, depreciation and amortization, and the fair value of financial instruments. There have been no material changes to these policies in 2005.
Subsequent Events
      See the notes to the financial statements for transactions that occurred subsequent to June 30, 2005.
Funds From Operations (“FFO”)
      FFO is a non-GAAP financial measure. We believe FFO, as defined by the Board of Governors of the National Association of Real Estate Investment Trusts (“NAREIT”), to be an appropriate measure of performance for an equity REIT, for the reasons, and subject to the qualifications, specified below.

      The following table reflects the reconciliation of FFO to net (loss) income, the most directly comparable GAAP measure, for the periods presented:

	For the three months ended June 30,

	2005			2004

		Per Weighted			Per Weighted
		Average			Average
(Dollars in thousands, except per share amounts)	Dollars	Share(b)		Dollars	Share(b)

Reconciliation of net (loss) income to FFO(a):
Net (loss) income	$(196,741)	$(0.48)		$109,508	$0.27
Plus real estate related depreciation and amortization less gain and losses on sales of real estate, including our share of those items from unconsolidated joint ventures and adjusted for minority interests’ share in partially owned properties	131,110	0.32		192,325	0.48
Less minority interests in EOP Partnership share of add back for real estate related depreciation and amortization and gain and losses on sales of real estate	(13,158)	(0.03)		(20,627)	(0.05)

FFO	(78,789)	(0.19)		281,206	0.70
Preferred distributions	(8,701)	(0.02)		(8,944)	(0.02)

FFO available to common shareholders — basic	$(87,490)	$(0.22	)(d)	$272,262	$0.68

	For the three months ended June 30,

	2005			2004

(Dollars in thousands, except per share amounts)	Net Income	FFO		Net Income	FFO

Adjustments to arrive at FFO available to common shareholders plus assumed conversions:
Net (loss) income and FFO	$(196,741)	$(78,789)		$109,508	$281,206
Preferred distributions	(8,701)	(8,701)		(8,944)	(8,944)

Net (loss) income and FFO available to common shareholders	(205,442)	(87,490)		100,564	272,262
Net (loss) income allocated to minority interests in EOP Partnership	(23,677)	(23,677)		12,110	12,110
Minority interests in EOP Partnership share of add back for real estate related depreciation and amortization and gain and losses on sales of real estate	—	13,158		—	20,627
Preferred distributions on Series B preferred shares, of which are assumed to be converted into Common Shares(c)	—	—		—	5,236

Net (loss) income and FFO available to common shareholders plus assumed conversions	$(229,119)	$(98,009)		$112,674	$310,235

Weighted average Common Shares, dilutive potential common shares plus assumed conversions outstanding	451,728,242	451,728,242		450,533,841	458,923,195

Net (loss) income and FFO available to common shareholders plus assumed conversions per share	$(0.51)	$(0.22	)(d)	$0.25	$0.68

	Common Shares and common share equivalents

Weighted average Common Shares outstanding (used for both net (loss) income and FFO basic per share calculation)	406,164,577	400,846,907
Redemption of Units for Common Shares	45,563,665	48,398,598
Impact of share options and restricted shares which are dilutive to both net income and FFO	—	1,288,336

Weighted average Common Shares and dilutive potential common shares used for net (loss) income available to common shareholders	451,728,242	450,533,841
Impact of conversion of Series B preferred shares(c)	—	8,389,354

Weighted average Common Shares, dilutive potential common shares plus assumed conversions used for the calculation of FFO available to common shareholders plus assumed conversions	451,728,242	458,923,195

(a)	FFO is a non-GAAP financial measure. The most directly comparable GAAP measure is net (loss) income, to which it is reconciled. See definition below.

(b)	FFO per share may not total the sum of the per share components in the reconciliation due to rounding.

(c)	The Series B preferred shares are not dilutive to EPS for each quarter presented or FFO per share for the three months ended June 30, 2005, but are dilutive to FFO per share for the three months ended June 30, 2004.

(d)	FFO for the three months ended June 30, 2005 includes approximately $367.0 million of non-cash charges relating to properties sold or properties we intend to sell, which is equivalent to $0.81 per share on a diluted basis. This charge is not added back to net income when calculating FFO.

	For the six months ended June 30,

	2005		2004

		Per Weighted		Per Weighted
		Average		Average
(Dollars in thousands, except per share amounts)	Dollars	Share(b)	Dollars	Share(b)

Reconciliation of net (loss) income to FFO(a):
Net (loss) income	$(87,170)	$(0.22)	$187,547	$0.47
Plus real estate related depreciation and amortization less gain and losses on sales of real estate, including our share of those items from unconsolidated joint ventures and adjusted for minority interests’ share in partially owned properties	316,038	0.78	383,892	0.96
Plus cumulative effect of a change in accounting principle	—	—	33,697	0.08
Less minority interests in EOP Partnership share of add back for real estate related depreciation and amortization, gain and losses on sales of real estate and cumulative effect of a change in accounting principle	(32,346)	(0.08)	(45,056)	(0.11)

FFO	196,522	0.49	560,080	1.40
Preferred distributions	(17,402)	(0.04)	(21,692)	(0.05)

FFO available to common shareholders — basic	$179,120	$0.44 (d)	$538,388	$1.35

	For the six months ended June 30,

	2005		2004

(Dollars in thousands, except per share amounts)	Net Income	FFO	Net Income	FFO

Adjustments to arrive at FFO available to common shareholders plus assumed conversions:
Net (loss) income and FFO	$(87,170)	$196,522	$187,547	$560,080
Preferred distributions	(17,402)	(17,402)	(21,692)	(21,692)

Net (loss) income and FFO available to common shareholders	(104,572)	179,120	165,855	538,388
Net (loss) income allocated to minority interests in EOP Partnership	(11,923)	(11,923)	20,059	20,059
Minority interests in EOP Partnership share of add back for real estate related depreciation and amortization, gain and losses on sales of real estate and cumulative effect of a change in accounting principle	—	32,346	—	45,056
Preferred distributions on Series B preferred shares, of which are assumed to be converted into Common Shares(c)	—	—	—	9,167

Net (loss) income and FFO available to common shareholders plus assumed conversions	$(116,495)	$199,543	$185,914	$612,670

Weighted average Common Shares, dilutive potential common shares plus assumed conversions outstanding	450,881,385	454,101,167	450,840,364	459,229,718

Net (loss) income and FFO available to common shareholders plus assumed conversions per share	$(0.26)	$0.44 (d)	$0.41	$1.33

	Common Shares and common share equivalents

Weighted average Common Shares outstanding (used for both net (loss) income and FFO basic per share calculation)	404,514,824	400,255,725
Redemption of Units for Common Shares	46,366,561	48,646,371
Impact of share options and restricted shares which are dilutive to both net income and FFO	—	1,938,268

Weighted average Common Shares and dilutive potential common shares used for net (loss) income available to common shareholders	450,881,385	450,840,364
Impact of conversion of Series B preferred shares(c)	—	8,389,354
Impact of share options and restricted shares which are dilutive to FFO but not dilutive to net (loss)	3,219,782	—

Weighted average Common Shares, dilutive potential common shares plus assumed conversions used for the calculation of FFO available to common shareholders plus assumed conversions	454,101,167	459,229,718

(a)	FFO is a non-GAAP financial measure. The most directly comparable GAAP measure is net (loss) income, to which it is reconciled. See definition below.

(b)	FFO per share may not total the sum of the per share components in the reconciliation due to rounding.

(c)	The Series B preferred shares are not dilutive to EPS for each period presented or FFO per share for the six months ended June 30, 2005 but are dilutive to FFO per share for the six months ended June 30, 2004.

(d)	FFO for the six months ended June 30, 2005 includes approximately $380.6 million of non-cash charges relating to properties sold and properties we intend to sell, which is equivalent to $0.84 per share on a diluted basis. This charge is not added back to net income when calculating FFO.

FFO Definition:
      FFO is defined as net (loss) income, computed in accordance with accounting principles generally accepted in the United States (“GAAP”), excluding gains and losses from sales of properties (but not impairments and provisions for losses on properties held for sale), plus real estate related depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. Adjustments for unconsolidated partnerships and joint ventures are calculated to reflect funds from operations on the same basis. We believe that FFO is helpful to investors as one of several measures of the performance of an equity REIT. We further believe that by excluding the effect of depreciation, amortization and gains and losses from sales of real estate, all of which are based on historical costs and which may be of limited relevance in evaluating current performance, FFO can facilitate comparisons of operating performance between periods and between other equity REITs. Investors should review FFO, along with GAAP net (loss) income when trying to understand an equity REIT’s operating performance. We compute FFO in accordance with standards established by NAREIT, which may not be comparable to FFO reported by other REITs that do not define the term in accordance with the current NAREIT definition or that interpret the current NAREIT definition differently than we do. FFO does not represent cash generated from operating activities in accordance with GAAP, nor does it represent cash available to pay distributions and should not be considered as an alternative to net (loss) income, determined in accordance with GAAP, as an indication of our financial performance, or to cash flow from operating activities, determined in accordance with GAAP, as a measure of our liquidity, nor is it indicative of funds available to fund our cash needs, including our ability to make cash distributions.

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
Changes in Internal Control over Financial Reporting
      There were no changes in our internal control over financial reporting identified in connection with the evaluation referred to above that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.
      We expect to make several changes in our reporting structure and to implement various upgrades to our financial and accounting systems software over the next twelve months. In third quarter 2005, we will begin consolidating our enterprise-wide accounts receivable processing function into a centralized shared services environment, which will be followed by the consolidation of accounts payable in 2006. In fourth quarter 2005, we expect to implement an upgrade to our financial and accounting systems software that will affect primarily our processing of accounts receivable and our lease administration function. During 2006, we plan to implement additional financial and accounting systems upgrades as they relate to general ledger, accounts payable, and our financial budgeting and forecasting process. The implementation of these major systems upgrades and the migration to shared services over the next twelve months will likely have a material effect on our internal control over financial reporting, but are not in response to an identified significant deficiency. While we believe that these changes will improve and strengthen our overall system of internal control, we recognize that there are inherent risks associated with implementing changes of this magnitude, particularly during fourth quarter. We expect to modify our system of internal control over financial reporting for the impact of these planned system upgrades and structural changes, and ensure that our controls, as modified, are appropriate and operating effectively.

Part II — OTHER INFORMATION

Item 1.	Legal Proceedings.
      Legal proceedings are incorporated herein by reference from “Item 1. — Financial Statements — Note 12 — Commitments and Contingencies.”

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
      The following table summarizes repurchases of our Common Shares during the second quarter 2005:

			Total Number of
			Shared Purchased	Dollar Value of Shares that
			as Part of Publicly	May Yet be Purchased
	Total Number of	Average Price Paid	Announced Plans	Under the Plans or
Period	Shares Purchased (a)	Per Share (a)	or Programs (b)	Programs (c)

April 1 – 30	46,623	$30.35	46,623	$506,239,415
May 1 – 31	112,906	32.21	112,906	$506,239,415
June 1 – 30	36,963	33.10	36,963	$506,239,415

Second quarter 2005	196,492	$31.94	196,492

(a)	Of the Common Shares repurchased during the second quarter 2005, 129,671 represent Common Shares repurchased under our Supplemental Retirement Savings Plan, and 30,477 represent Common Shares repurchased in the open market to fund Common Shares purchased under our 1997 Employee Share Purchase Plan. In addition, 29,100 represent Common Shares repurchased in the open market under our open market repurchase program, and 4,687 represent Common Shares repurchased in the open market to fund fees paid in Common Shares to each of our nonemployee trustees, except Mr. Zell. The remaining 2,557 Common Shares repurchased represent Common Shares surrendered to Equity Office to satisfy tax withholding obligations in connection with the vesting of restricted stock.

(b)	Under our repurchase program announced in July 2002, we may repurchase in open market purchases or privately-negotiated transactions up to $1.1 billion of our Common Shares through May 31, 2006. We also announced in May 2004 that we may repurchase Common Shares from time to time to fund our employee benefit programs, including the 1997 Employee Share Purchase Plan and Supplemental Retirement Savings Plan. Such repurchases are not considered part of our open market repurchase program.

(c)	This dollar value relates to the $1.1 billion authorized open market repurchase program only. The number of Common Shares that may yet be repurchased in the open market to fund shares purchased under our 1997 Employee Share Purchase Plan, as amended, was 1,405,462 at April 30, 2005 and May 31, 2005 and 1,374,985 at June 30, 2005. In May 2005, our Board of Trustees approved the extension of our common share repurchase program allowing us to repurchase up to $506 million of shares during the period through May 31, 2006.

Item 4.	Submission of Matters to a Vote of Security Holders.

(a)	The annual meeting of shareholders of Equity Office was held on May 24, 2005.

(b)	Marilyn A. Alexander, Thomas E. Dobrowski, William M. Goodyear, James D. Harper, Jr., Richard D. Kincaid, David K. McKown, Sheli Z. Rosenberg, Stephen I. Sadove, Sally Susman, Jan H.W.R. van der Vlist and Samuel Zell were reelected as trustees at the meeting.

      (c) The following votes were taken in connection with the election of trustees at the meeting:

Trustee	Votes For:	Withhold Authority:

Marilyn A. Alexander	369,700,264	3,972,227
Thomas E. Dobrowski	369,764,406	3,908,085
William M. Goodyear	369,780,242	3,892,249
James D. Harper, Jr.	369,683,637	3,988,854
Richard D. Kincaid	369,757,908	3,914,583
David K. McKown	369,728,045	3,944,446
Sheli Z. Rosenberg	367,669,717	6,002,774
Stephen I. Sadove	369,717,776	3,954,715
Sally Susman	369,694,716	3,977,775
Jan H.W.R. van der Vlist	369,689,399	3,983,092
Samuel Zell	348,595,665	25,076,826
      The proposal to ratify the Audit Committee’s appointment of Ernst & Young LLP as independent auditors for 2005 was approved. The following votes were taken in connection with this proposal:

				Broker
Proposal	Votes For	Votes Against	Abstentions	Non-Votes

Ratification of the Audit Committee’s appointment of Ernst & Young LLP as independent auditors for 2005	366,412,538	4,971,923	2,288,030	—
      (d) Not applicable
Item 6. Exhibits.
      The exhibits required by this item are set forth on the Exhibit Index attached hereto.

SIGNATURES
      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EQUITY OFFICE PROPERTIES TRUST

Date: August 9, 2005	/s/ RICHARD D. KINCAID

Richard D. Kincaid
President and Chief Executive Officer

Date: August 9, 2005	/s/ MARSHA C. WILLIAMS

Marsha C. Williams
Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit
No.		Description	Location

4.1		Indenture, dated August 29, 2000, by and between EOP Operating Limited Partnership and U.S. Bank National Association (formerly known as U.S. Bank Trust National Association)	Incorporated by reference to Exhibit 4.1 to EOP Operating Limited Partnership’s Registration Statement on Form S-3, as amended (SEC File No. 333-43530)
4.2		First Supplemental Indenture, dated June 18, 2001, among EOP Operating Limited Partnership, Equity Office and U.S. Bank National Association (formerly known as U.S. Bank Trust National Association)	Incorporated by reference to Exhibit 4.2 to Equity Office’s Registration Statement on Form S-3, as amended (SEC File No. 333-58976)
4.3		New Trustee Appointment Agreement, dated June 10, 2004, among EOP Operating Limited Partnership, Equity Office and BNY Midwest Trust Company	Incorporated by reference to Exhibit 4.5 to the Current Report on Form 8-K of EOP Operating Limited Partnership filed with the SEC on June 15, 2004
4.4		Form of Medium-Term InterNote (Fixed Rate) and related Guarantee	Incorporated by reference to Exhibit 4.3 to the Current Report on Form 8-K of EOP Operating Limited Partnership filed with the SEC on June 15, 2004
4.5		Schedule of Medium-Term InterNotes (Fixed Rate) issued from April 1, 2005 to June 30, 2005	Incorporated by reference to Exhibit 4.5 to EOP Operating Limited Partnership’s 2005 Second Quarter Form 10-Q
10	.1*	Summary of 2005 Trustee Compensation Program	Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Equity Office filed with the SEC on May 27, 2005
10	.2*	First Amendment dated May 31, 2005 to Equity Office Properties Trust Share Appreciation Rights Agreement dated September 20, 2004 between Equity Office Properties Trust and Jan H. W. R. van der Vlist (for SARs expiring June 15, 2013).	Filed herewith
10	.3*	First Amendment dated May 31, 2005 to Equity Office Properties Trust Share Appreciation Rights Agreement dated September 20, 2004 between Equity Office Properties Trust and Jan H. W. R. van der Vlist (for SARs expiring June 15, 2014).	Filed herewith
10	.4*	Second Amendment dated June 29, 2005 to Equity Office Properties Trust Share Appreciation Rights Agreement dated September 20, 2004 between Equity Office Properties Trust and Jan H. W. R. van der Vlist (for SARs expiring June 15, 2013).	Filed herewith
10	.5*	Second Amendment dated June 29, 2005 to Equity Office Properties Trust Share Appreciation Rights Agreement dated September 20, 2004 between Equity Office Properties Trust and Jan H. W. R. van der Vlist (for SARs expiring June 15, 2014).	Filed herewith
10.6		Fifth Amendment to Third Amended and Restated Agreement of Limited Partnership of EOP Operating Limited Partnership	Incorporated by reference to Exhibit 3.1 to EOP Operating Limited Partnership’s 2005 Second Quarter Form 10-Q

Exhibit
No.	Description	Location

10.7	Revolving Credit Agreement for $1,250,000,000 Revolving Credit Facility dated as of August 4, 2005 among EOP Operating Limited Partnership and the Banks listed therein, and related Guaranty of Payment	Incorporated by reference to Exhibit 10.1 to EOP Operating Limited Partnership’s 2005 Second Quarter Form 10-Q
12.1	Statement of Computation of Ratio of Earnings to Fixed Charges	Filed herewith
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended	Filed herewith
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended	Filed herewith
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

*	Represents a management contract or compensatory plan, contract or agreement.