Form 10-Q
period 2005-09-30
EQUITY OFFICE PROPERTIES TRUST
filed 2005-11-09
CIK 1038339

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

or

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
      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐          No ☑
      On October 31, 2005, 406,170,234 Common Shares were outstanding.

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements.
EQUITY OFFICE PROPERTIES TRUST
CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
(Dollars in thousands, except per share amounts)	2005	2004

	(Unaudited)
Assets:
Investments in real estate	$22,800,807	$24,852,760
Developments in process	532,431	40,492
Land available for development	233,740	252,524
Investments in real estate held for sale, net of accumulated depreciation	70,177	138,614
Accumulated depreciation	(3,230,456)	(3,144,214)

Investments in real estate, net of accumulated depreciation	20,406,699	22,140,176
Cash and cash equivalents	145,913	107,126
Tenant and other receivables (net of allowance for doubtful accounts of $7,105 and $6,908, respectively)	58,929	75,775
Deferred rent receivable	489,546	478,184
Escrow deposits and restricted cash	117,606	48,784
Investments in unconsolidated joint ventures	971,574	1,117,143
Deferred financing costs (net of accumulated amortization of $49,712 and $59,748, respectively)	59,637	61,734
Deferred leasing costs and other related intangibles (net of accumulated amortization of $229,377 and $193,348, respectively)	463,467	450,625
Prepaid expenses and other assets	187,352	191,992

Total Assets	$22,900,723	$24,671,539

Liabilities, Minority Interests, Mandatorily Redeemable Preferred Shares and Shareholders’ Equity:
Liabilities:
Mortgage debt (net of (discounts) of $(11,704) and $(13,683), respectively)	$1,752,908	$2,609,067
Unsecured notes (net of (discounts) of $(22,975) and $(38,362), respectively)	9,031,776	9,652,392
Lines of credit	811,000	548,000
Accounts payable and accrued expenses	496,631	556,851
Distribution payable	228,822	2,652
Other liabilities (net of (discounts) of $(26,332) and $(28,536), respectively)	451,950	484,378
Commitments and contingencies	—	—

Total Liabilities	12,773,087	13,853,340

Minority Interests:
EOP Partnership	914,736	1,065,376
Partially owned properties	174,869	182,041

Total Minority Interests	1,089,605	1,247,417

Mandatorily Redeemable Preferred Shares:
5.25% Series B Convertible, Cumulative Redeemable Preferred Shares, liquidation preference $50.00 per share, 5,989,930 and 5,990,000 issued and outstanding, respectively	299,497	299,500

Shareholders’ Equity:
Preferred Shares, 100,000,000 authorized:
7.75% Series G Cumulative Redeemable Preferred Shares, liquidation preference $25.00 per share, 8,500,000 issued and outstanding	212,500	212,500
Common Shares, $0.01 par value; 750,000,000 shares authorized, 408,537,183 and 403,842,441 issued and outstanding, respectively	4,085	4,038
Other Shareholders’ Equity:
Additional paid in capital	10,563,588	10,479,305
Deferred compensation	(817)	(1,916)
Dividends in excess of accumulated earnings	(1,982,964)	(1,359,722)
Accumulated other comprehensive loss (net of accumulated amortization of $10,245 and $5,133, respectively)	(57,858)	(62,923)

Total Shareholders’ Equity	8,738,534	9,271,282

Total Liabilities, Minority Interests, Mandatorily Redeemable Preferred Shares and Shareholders’ Equity	$22,900,723	$24,671,539

See accompanying notes.

EQUITY OFFICE PROPERTIES TRUST
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the three months ended		For the nine months ended
	September 30,		September 30,

(Dollars in thousands, except per share amounts)	2005	2004	2005	2004

Revenues:
Rental	$589,520	$575,188	$1,757,034	$1,719,423
Tenant reimbursements	104,940	102,856	291,896	299,280
Parking	29,380	26,924	85,468	80,510
Other	9,440	13,695	85,712	48,746
Fee income	5,314	3,220	13,788	10,129

Total revenues	738,594	721,883	2,233,898	2,158,088

Expenses:
Depreciation	165,444	150,978	489,633	447,579
Amortization	24,600	17,075	68,030	49,013
Real estate taxes	87,284	86,321	257,125	250,859
Insurance	16,778	6,900	30,226	21,599
Repairs and maintenance	80,879	78,935	232,787	225,208
Property operating	116,863	101,996	319,313	292,958
Ground rent	6,326	5,515	16,898	15,880
Corporate general and administrative	16,866	13,190	49,257	38,208
Impairment	—	46,436	81,042	46,436

Total expenses	515,040	507,346	1,544,311	1,387,740

Operating income	223,554	214,537	689,587	770,348

Other income (expense):
Interest and dividend income	3,841	1,716	10,496	5,433
Realized gain on settlement of derivatives and sale of marketable securities	154	4,737	157	28,753
Interest:
Expense incurred	(195,764)	(206,773)	(615,073)	(618,152)
Amortization of deferred financing costs and prepayment expenses	(3,362)	(2,746)	(8,751)	(7,051)

Total other income (expense)	(195,131)	(203,066)	(613,171)	(591,017)

Income before income taxes, allocation to minority interests, income from investments in unconsolidated joint ventures and gain on sales of real estate	28,423	11,471	76,416	179,331
Income taxes	(456)	(1,135)	(1,351)	(2,198)
Minority Interests:
EOP Partnership	(10,711)	15,628	1,212	(4,431)
Partially owned properties	(2,442)	(2,517)	(7,969)	(8,053)
Income from investments in unconsolidated joint ventures (including gain on sales of real estate of $29, $0, $17,405 and $0, respectively)	10,683	12,664	48,882	37,629
Gain on sales of real estate	47,406	216	47,433	216

Income from continuing operations	72,903	36,327	164,623	202,494
Discontinued operations (including net gain (loss) on sales of real estate and provision for loss on properties held for sale of $27,565, $3,016, $(55,975) and $7,138, respectively)	29,543	(156,606)	(149,347)	(101,529)

Income (loss) before cumulative effect of a change in accounting principle	102,446	(120,279)	15,276	100,965
Cumulative effect of a change in accounting principle	—	—	—	(33,697)

Net income (loss)	102,446	(120,279)	15,276	67,268
Preferred distributions	(8,700)	(8,701)	(26,102)	(30,393)

Net income (loss) available to common shareholders	$93,746	$(128,980)	$(10,826)	$36,875

Earnings (loss) per share — basic:
Income from continuing operations per share	$0.16	$0.03	$0.30	$0.39

Net income (loss) available to common shareholders per share	$0.23	$(0.32)	$(0.03)	$0.09

Weighted average Common Shares outstanding	408,511,485	400,956,118	405,866,866	400,534,299

Earnings (loss) per share — diluted:
Income from continuing operations per share	$0.16	$0.03	$0.30	$0.39

Net income (loss) available to common shareholders per share	$0.23	$(0.32)	$(0.03)	$0.09

Weighted average Common Shares outstanding and dilutive potential common shares	457,343,521	450,420,567	455,370,659	450,801,177

Distributions declared per Common Share outstanding	$0.50	$0.50	$1.50	$1.50

See accompanying notes.

EQUITY OFFICE PROPERTIES TRUST
CONSOLIDATED STATEMENTS OF NET COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	For the		For the
	three months ended		nine months ended
	September 30,		September 30,

(Dollars in thousands)	2005	2004	2005	2004

Net income (loss)	$102,446	$(120,279)	$15,276	$67,268
Other comprehensive income (loss):
Unrealized holding (losses) on $1.3 billion (notional amount) of forward starting interest rate swaps	—	—	—	(34,666)
Reversal of unrealized holding losses on settlement of $1.3 billion (notional amount) of forward starting interest rate swaps	—	—	—	45,114
(Payments) in settlement of $800 million (notional amount) of forward starting interest rate swaps	—	—	—	(69,130)
Reclassification of ineffective portion of swap settlement payment to net income	—	—	—	212
Amortization of net payments in settlement of forward starting interest rate swaps	1,704	1,704	5,111	3,503
Unrealized holding gains (losses) from investments	19	(18)	(46)	(42)
Reclassification adjustment for realized (gains) included in net income (loss)	—	(31)	—	(31)

Net comprehensive income (loss)	$104,169	$(118,624)	$20,341	$12,228

See accompanying notes.

EQUITY OFFICE PROPERTIES TRUST
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the three months ended		For the nine months ended
	September 30,		September 30,

(Dollars in thousands)	2005	2004	2005	2004

Operating Activities:
Net income (loss)	$102,446	$(120,279)	$15,276	$67,268
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization (including discontinued operations)	199,635	194,525	614,148	575,521
Ineffective portion of swap settlement payment included in interest expense	—	—	—	212
Compensation expense related to restricted shares and stock options	6,628	3,840	19,950	14,085
Prepayment penalty on early extinguishment of debt in connection with a property disposition	—	—	448	—
Income from investments in unconsolidated joint ventures	(10,683)	(12,664)	(48,882)	(37,629)
Net distributions from unconsolidated joint ventures	19,834	22,226	43,444	47,242
Net (gain) loss on sales of real estate and provision for loss on properties held for sale (including discontinued operations)	(74,971)	(3,232)	8,542	(7,354)
Gain on sale of investment in CT Convertible Trust I preferred shares	—	(2,302)	—	(2,302)
Impairment (including discontinued operations)	—	229,170	180,856	229,170
Cumulative effect of a change in accounting principle	—	—	—	33,697
Provision for doubtful accounts	1,847	2,608	5,376	3,347
Income (loss) allocated to minority interests (including discontinued operations)	13,153	(12,979)	37,197	13,211
Changes in assets and liabilities:
Decrease in rent receivable	14,421	5,912	14,930	16,420
(Increase) in deferred rent receivable	(14,768)	(19,254)	(51,443)	(71,640)
Decrease in prepaid expenses and other assets	37,392	21,703	13,890	72,775
Increase (decrease) in accounts payable and accrued expenses	7,450	(9,307)	(52,318)	(67,311)
Increase (decrease) in other liabilities	14,861	1,042	(15,841)	(18,972)

Net cash provided by operating activities	317,245	301,009	785,573	867,740

Investing Activities:
Property acquisitions (including deposits made for property acquisitions)	(655,428)	(219,110)	(1,020,214)	(338,591)
Property dispositions (including deposits received for property dispositions)	312,077	(1,578)	1,620,855	231,891
(Investments in) distributions from unconsolidated joint ventures	—	(220,833)	62,301	(220,833)
Distributions from unconsolidated joint venture related to a debt financing	124,395	—	124,395	—
Capital and tenant improvements	(90,945)	(91,973)	(241,908)	(335,522)
Lease commissions and other costs	(39,723)	(33,145)	(93,473)	(94,020)
Sale of investment in CT Convertible Trust I preferred shares	—	32,089	—	32,089
Decrease in escrow deposits and restricted cash	453,859	36,212	587,489	83,423

Net cash provided by (used for) investing activities	104,235	(498,338)	1,039,445	(641,563)

EQUITY OFFICE PROPERTIES TRUST
CONSOLIDATED STATEMENTS OF CASH FLOWS — (Continued)
(Unaudited)

	For the three months ended		For the nine months ended
	September 30,		September 30,

(Dollars in thousands)	2005	2004	2005	2004

Financing Activities:
Proceeds from mortgage debt	—	—	150	—
Principal payments on mortgage debt	(534,356)	(219,132)	(889,877)	(428,371)
Proceeds from unsecured notes	10,389	17,386	38,758	1,057,661
Repayment of unsecured notes	(150,000)	(30,000)	(675,000)	(880,000)
Proceeds from lines of credit	4,106,300	2,061,500	8,106,900	4,947,500
Repayment of lines of credit	(3,988,300)	(1,351,400)	(7,843,900)	(4,195,100)
Payments of loan costs and offering costs	(7,302)	(13)	(7,361)	(1,561)
Settlement of interest rate swap agreements	(8,677)	—	(8,677)	(69,130)
Distributions to minority interests in partially owned properties	(1,457)	(2,605)	(9,317)	(18,716)
Proceeds from exercise of stock options	16,832	4,307	138,374	44,110
Distributions to common shareholders and unitholders	(227,382)	(224,035)	(454,140)	(449,279)
Repurchase of Common Shares	(99,564)	(360)	(107,322)	(36,943)
Redemption of Units	—	(668)	(50,676)	(2,534)
Repurchase of preferred shares	—	—	—	(114,073)
Payment of preferred distributions	(8,047)	(8,048)	(24,143)	(24,719)

Net cash (used for) provided by financing activities	(891,564)	246,932	(1,786,231)	(171,155)

Net (decrease) increase in cash and cash equivalents	(470,084)	49,603	38,787	55,022
Cash and cash equivalents at the beginning of the period	615,997	74,817	107,126	69,398

Cash and cash equivalents at the end of the period	$145,913	$124,420	$145,913	$124,420

Supplemental Information:
Interest paid during the period, including a reduction of interest expense for capitalized interest of $47, $767, $51 and $4,429, respectively	$246,243	$261,512	$675,352	$676,483

Non-Cash Investing and Financing Activities:
Investing Activities:
Escrow deposits used for property acquisitions	$—	$35,891	$—	$35,891

Escrow deposits related to property dispositions	$(489,115)	$(71,893)	$(639,439)	$(102,509)

Mortgage loan repayment as a result of a property disposition (including prepayment expense of $375 in 2004)	$—	$—	$(13,386)	$(5,830)

Mortgage loan assumed upon acquisition of property	$—	$—	$44,975	$82,970

Units issued in connection with a property acquisition	$—	$—	$3,339	$50

Changes in accounts due to a like-kind exchange:
Increase in investment in real estate due to property acquisition	$—	$130,203	$—	$130,203

Decrease in investment in real estate due to property disposition	$—	$(130,865)	$—	$(130,865)

Decrease in accumulated depreciation	$—	$9,137	$—	$9,137

Decrease in other assets and liabilities	$—	$(1,770)	$—	$(1,770)

EQUITY OFFICE PROPERTIES TRUST
CONSOLIDATED STATEMENTS OF CASH FLOWS — (Continued)
(Unaudited)

	For the three months ended		For the nine months ended
	September 30,		September 30,

(Dollars in thousands)	2005	2004	2005	2004

Changes in accounts due to consolidation of existing interest in a property as a result of acquiring the remaining economic interest:
Decrease in investment in unconsolidated joint ventures	$—	$—	$—	$(157,659)

Increase in investment in real estate	$—	$—	$—	$612,411

Increase in accumulated depreciation	$—	$—	$—	$(44,440)

Increase in mortgage debt	$—	$—	$—	$(451,285)

Increase in other assets and liabilities	$—	$—	$—	$40,973

Changes in accounts due to partial sale of real estate:
Increase in investment in unconsolidated joint ventures	$36,349	$—	$36,349	$—

Decrease in investment in real estate	$(43,931)	$—	$(43,931)	$—

Decrease in accumulated depreciation	$8,403	$—	$8,403	$—

Increase in other assets and liabilities	$(940)	$—	$(940)	$—

Financing Activities:
Mortgage loan repayment as a result of a property disposition (including prepayment expense of $375 in 2004)	$—	$—	$13,386	$5,830

Mortgage loan assumed upon acquisition of property	$—	$—	$(44,975)	$(82,970)

Units issued in connection with a property acquisition	$—	$—	$(3,339)	$(50)

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
      As of September 30, 2005, we owned whole or partial interests in 607 office properties comprising approximately 113.1 million square feet in 18 states and the District of Columbia (“Total Office Portfolio”). Excluding partial interests not owned by us for certain properties owned in joint ventures, our share of the Total Office Portfolio is approximately 102.5 million square feet and is referred to as our “Effective Office Portfolio.” Our Effective Office Portfolio represents our economic interest in the office properties from which we derive the net income we recognize in accordance with GAAP. The Effective Office Portfolio square feet of approximately 102.5 million has not been reduced to reflect our minority interest partners’ share of EOP Partnership. Properties that have been taken out of service and properties under development are not included in these property statistics. Throughout this report we disclose information for both the Total Office Portfolio and the Effective Office Portfolio. The table below shows the property statistics for each portfolio.

		Total Office Portfolio		Effective Office Portfolio

	Number of	Occupied		Occupied
	Buildings	Square Feet	Square Feet	Square Feet	Square Feet

Wholly-Owned Properties	543	76,298,077	85,853,754	76,298,077	85,853,754
Consolidated Joint Ventures	24	11,042,605	11,745,820	10,000,801	10,585,789
Unconsolidated Joint Ventures	40	13,568,770	15,495,702	5,240,395	6,061,563

Total	607	100,909,452	113,095,276	91,539,273	102,501,106

Weighted Average Occupancy		89.2%		89.3%

Weighted Average Leased		91.4%		91.3%

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation
      We own substantially all of our assets and conduct substantially all of our operations through EOP Partnership and its subsidiary entities. We owned approximately 90.3% and 89.5% of EOP Partnership at September 30, 2005 and December 31, 2004, respectively, through our ownership of partnership units in EOP Partnership (“Units”). All intercompany transactions and balances have been eliminated in consolidation. Property holding entities and other subsidiaries of which we own 100% of the equity or receive all of the economics are consolidated. For those joint ventures of which we own less than 100% of the equity interest, we consolidate the property if we receive substantially all of the economics and have the direct or indirect ability to make major decisions. Major decisions are defined in the respective joint venture agreements and generally include participating and protective rights such as decisions regarding major leases, encumbering the entities

EQUITY OFFICE PROPERTIES TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
with debt and whether to dispose of the entities. We also consolidate certain property holding entities and other subsidiaries in which we own less than a 100% equity interest when the entity is a variable interest entity and we are the primary beneficiary (as defined in Financial Accounting Standards Board (“FASB”) Interpretation 46(R) Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51, as revised (“FIN 46(R)”)).
      We are the controlling partner in various consolidated entities having a minority interest book value of approximately $92.8 million at September 30, 2005. The organizational documents of these entities contain provisions that require the entities to be liquidated through the sale of their assets upon reaching the future date specified in each respective agreement. As controlling partner, we have an obligation to cause these property owning entities to distribute proceeds of liquidation to the minority interest partners in these partially owned properties only if the net proceeds received by the entities from the sale of its assets warrant a distribution based on the agreements. In accordance with the disclosure provisions of Statement of Financial Accounting Standards No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity (“FAS 150”), we estimate the value of minority interest distributions would have been approximately $147 million (“Settlement Value”) had the entities been liquidated as of September 30, 2005. This Settlement Value is based on the estimated third party consideration realizable by the entities upon a hypothetical disposition of the properties and is net of all other assets and liabilities and yield maintenance (or prepayment penalties) associated with the hypothetical repayment of any mortgages encumbering the properties, that would have been due. The amount of any actual distributions to minority interest holders in our partially owned properties is very difficult to predict due to many factors, including the inherent uncertainty of real estate sales. If the entities’ underlying assets are worth less than the underlying liabilities, we have no obligation to remit any consideration to the minority interest holders in partially owned properties.

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

Unaudited Interim Statements
      The consolidated financial statements as of and for the three and nine months ended September 30, 2005 and 2004 and related footnote disclosures are unaudited. In the opinion of management, such financial statements reflect all adjustments necessary for fair presentation of the results of the interim periods. All such adjustments are of a normal and recurring nature.

Reclassifications
      Certain reclassifications have been made to the previously reported 2004 statements in order to provide comparability with the 2005 statements reported herein. These reclassifications have not changed the 2004 results of operations or combined shareholders’ equity and mandatorily redeemable preferred shares.

Share Based Employee Compensation Plans
      Effective January 1, 2003, we adopted Statement of Financial Accounting Standards No. 123, Accounting for Stock Based Compensation (“FAS 123”), which requires a fair value based accounting method for determining compensation expense associated with the issuance of share options and other equity awards. The following table illustrates the unaudited effect on net income (loss) available to common shareholders and

EQUITY OFFICE PROPERTIES TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
earnings (loss) per share if the fair value based method had been applied to all outstanding and unvested share options for the three and nine months ended September 30, 2005 and 2004. Compensation expense related to restricted share awards is not presented in the table below because the expense amount is the same under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and FAS 123 and, therefore, is already reflected in net income (loss).

	For the		For the
	three months ended		nine months ended
	September 30,		September 30,

(Dollars in thousands, except per share amounts)	2005	2004	2005	2004

Historical net income (loss) available to common shareholders	$93,746	$(128,980)	$(10,826)	$36,875
Add back compensation expense for share options included in historical net income (loss) available to common shareholders	1,879	1,208	5,216	4,069
Deduct compensation expense for share options determined under fair value based method	(1,884)	(2,226)	(5,717)	(7,403)
Allocation of net expense to minority interests in EOP Partnership	—	108	50	358

Pro forma net income (loss) available to common shareholders	$93,741	$(129,890)	$(11,277)	$33,899

Earnings (loss) per share — basic:
Historical net income (loss) available to common shareholders per share	$0.23	$(0.32)	$(0.03)	$0.09

Pro forma net income (loss) available to common shareholders per share	$0.23	$(0.32)	$(0.03)	$0.08

Earnings (loss) per share — diluted:
Historical net income (loss) available to common shareholders per share	$0.23	$(0.32)	$(0.03)	$0.09

Pro forma net income (loss) available to common shareholders per share	$0.23	$(0.32)	$(0.03)	$0.08

      In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (“FAS 123(R)”), which replaced FAS 123. We expect to adopt FAS 123(R) on January 1, 2006 using the modified prospective method. The adoption of this standard is expected to have an immaterial effect on the financial statements. Had we adopted FAS 123(R) in prior periods, the impact of that standard would have approximated the impact of FAS 123 as described in the disclosure of pro forma net income (loss) and earnings (loss) per share above.

Impact of a New Accounting Standard
      In May 2005, the FASB issued FAS No. 154, “Accounting Changes and Error Corrections — A Replacement of APB Opinion No. 20 and FAS Statement No. 3” (“FAS 154”). FAS 154 changes the requirements for the accounting and reporting of a change in accounting principle by requiring retrospective application to prior periods’ financial statements of the change in accounting principle, unless it is impracticable to do so. FAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. We do not expect the adoption of FAS 154 to have any impact on our financial statements.

EQUITY OFFICE PROPERTIES TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
      In June 2005, the FASB ratified the consensus in EITF Issue No. 04-5, Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights (“EITF 04-5”), which provides guidance in determining whether a general partner controls a limited partnership. EITF 04-5 states that the general partner in a limited partnership is presumed to control that limited partnership. The presumption may be overcome if the limited partners have either (1) the substantive ability to dissolve the limited partnership or otherwise remove the general partner without cause or (2) substantive participating rights, which provide the limited partners with the ability to effectively participate in significant decisions that would be expected to be made in the ordinary course of the limited partnership’s business and thereby preclude the general partner from exercising unilateral control over the partnership. If the criteria in EITF 04-5 are met, the consolidation of existing joint ventures accounted for under the equity method may be required. Our adoption of EITF 04-5 is expected to have no effect on net income or shareholders’ equity. EITF 04-5 is effective June 30, 2005 for new or modified limited partnership arrangements and effective January 1, 2006 for existing limited partnership arrangements.

EQUITY OFFICE PROPERTIES TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

NOTE 3 —	ACQUISITIONS
      We acquired the following properties during the nine months ended September 30, 2005:

				Total Office Portfolio and Effective
				Office Portfolio

		Acquisition	Number of	Square
Property	Location	Date	Buildings	Feet	Purchase Price

					(Dollars in thousands)
First Quarter 2005 Acquisitions:
Office properties:
Summit at Douglas Ridge I	Roseville, CA	01/21/2005	1	92,941	$25,000
Park 22	Austin, TX	03/22/2005	3	203,716	35,650
Vacant land:
Two Main Place	Portland, OR	03/14/2005	—	—	7,600

	Total First Quarter Acquisitions		4	296,657	68,250

Second Quarter 2005 Acquisitions:
Office properties:
11111 Sunset Hills Road (a/k/a XO Building)(a)	Reston, VA	05/04/2005	1	216,469	50,700
Summit at Douglas Ridge II(b)	Roseville, CA	05/20/2005	—	—	18,650
Shorebreeze I & II(c)	Redwood City, CA	06/09/2005	2	230,853	56,500
Research Park Plaza I & II	Austin, TX	06/16/2005	2	271,882	55,000
Golden Gate Plaza	Novato, CA	06/30/2005	2	114,364	24,499
Woodside Office Center	Novato, CA	06/30/2005	1	89,031	23,950
1179 North McDowell	Petaluma, CA	06/30/2005	1	53,846	9,200
Parkway Plaza (a/k/a 3850 & 3880 Brickway)	Santa Rosa, CA	06/30/2005	2	126,585	23,734
Oak Valley Business Center	Santa Rosa, CA	06/30/2005	3	129,523	24,450

	Total Second Quarter Acquisitions		14	1,232,553	286,683

Third Quarter 2005 Acquisitions:
Office properties:
25 Mall Road	Burlington, MA	07/07/2005	1	277,647	54,750
The Lakes	Santa Rosa, CA	07/19/2005	5	135,332	21,505
333 Twin Dolphin Plaza	Redwood City, CA	07/28/2005	1	185,285	52,700
Stonebridge Plaza II	Austin, TX	08/19/2005	1	193,131	36,800
Clocktower Square(d)	Palo Alto, CA	09/27/2005	4	97,133	41,250
1095 Avenue of the Americas(e)	New York, NY	09/29/2005	—	—	504,600

	Total Third Quarter Acquisitions		12	888,528	711,605

	Total		30	2,417,738	$1,066,538

(a)	The purchase price for 11111 Sunset Hills Road includes the assumption of approximately $22.5 million of mortgage debt at a fixed coupon rate of 6.12% maturing in July 2008. The all-in effective interest rate of this mortgage debt is 4.97%.

(b)	Summit at Douglas Ridge II, which consists of one building comprising approximately 93,349 square feet, is currently a development property and, therefore, not included in the total number of buildings or total square footage statistics.

(c)	The purchase price for Shorebreeze I & II includes the assumption of approximately $22.4 million of mortgage debt at a fixed coupon rate of 4.19% and the issuance of 108,190 Units valued at approximately

EQUITY OFFICE PROPERTIES TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

$3.3 million. The mortgage debt assumed matures in March 2007 and has an all-in effective interest rate of 5.43%.

(d)	This property is subject to a ground lease.

(e)	1095 Avenue of the Americas, which consists of one building comprising approximately 1,020,000 square feet, is classified as a development and, therefore, not included in the total number of buildings or total square feet owned by us as of September 30, 2005.

NOTE 4 —	GAINS/ LOSSES ON SALES OF REAL ESTATE, PROVISIONS FOR LOSS ON ASSETS HELD FOR SALE AND IMPAIRMENTS

Gains on Sales of Real Estate
      We recognized approximately $78.5 million and $182.4 million of gains on sales of real estate during the three months and nine months ended September 30, 2005, respectively, and approximately $3.5 million and $15.2 million of gains on sales of real estate during the three months and nine months ended September 30, 2004, respectively, after allocations to minority interest partners, as shown below:

	For the		For the
	three months ended		nine months ended
	September 30,		September 30,

(Dollars in thousands)	2005	2004	2005	2004

Gains on partial sales of real estate included in Income from Continuing Operations	$47,406	$216	$47,433	$216
Gains on sales of real estate included in Discontinued Operations	31,098	3,311	147,288	15,151
Minority interests’ share in gains on sales of real estate included in allocation to minority interests in partially owned properties	—	—	(29,699)	(214)
Our share of gains on sales of real estate classified as income from unconsolidated joint ventures	29	—	17,405	—

Our share of the gains on sales of real estate	$78,533	$3,527	$182,427	$15,153

Losses on Sales of Real Estate, Provisions for Loss on Assets Held for Sale and Impairments
      In September 2005, we recognized non-cash charges of approximately $3.5 million related to losses on assets sold during the third quarter 2005 and provisions for loss to write-down the carry valuing of assets deemed held for sale to their fair value less costs to sell in accordance with Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long Lived Assets (“FAS 144”). The fair value less costs to sell for these assets was determined based on the sales price and estimated transaction costs.
      In June 2005 we recognized a non-cash charge of approximately $367.0 million, or $0.81 per diluted share, related to the reduction in the intended holding period for assets that we intend to sell in 2005 or thereafter, losses on assets that were sold during the second quarter and losses on assets held for sale. The fair values of these assets were calculated either by discounting estimated future cash flows and sales proceeds or based on the sales price contained in the respective sales contracts.
      In March 2005, we recognized a provision for loss of approximately $13.5 million to write-down the carrying value of properties deemed held for sale at March 31, 2005 to their fair value less costs to sell. The fair value less costs to sell for these assets was determined based on the sales price and estimated transaction costs.
      In September 2004, after an in-depth review of our portfolio on an asset-by-asset basis, we reduced our intended holding period for 96 non-core assets comprising approximately 17.7 million square feet because of our intent to sell these assets over a five-year period, as market conditions warrant. Based on our analysis of the

EQUITY OFFICE PROPERTIES TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
future cash flows of each asset over the shortened holding period, we determined that 46 of the assets comprising approximately 2.8 million square feet were permanently impaired. The difference between the fair value (calculated either by discounting estimated future cash flows and sales proceeds or utilizing market comparables) and the net book value was approximately $229.2 million which was reflected as a non-cash impairment charge in the third quarter of 2004.
      The table below summarizes the non-cash impairment charges and provisions for loss on assets held for sale during the three months and nine months ended September 30, 2005 and 2004:

	For the		For the
	three months ended		nine months ended
	September 30,		September 30,

(Dollars in thousands)	2005	2004	2005	2004

Impairment deducted from Income from Continuing Operations	$—	$(46,436)	$(81,042)	$(46,436)
Discontinued Operations:
Impairment	—	(182,734)	(99,814)	(182,734)
(Loss) on sales of real estate	(523)	(295)	(166,451)	(8,013)
Provisions for (loss) on properties held for sale	(3,010)	—	(36,812)	—

Total non-cash charge	$(3,533)	$(229,465)	$(384,119)	$(237,183)

EQUITY OFFICE PROPERTIES TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Sales of Real Estate
      We sold the following properties during the nine months ended September 30, 2005:

				Total Office Portfolio		Effective Office Portfolio

		Disposition	Number of	Square	Sales	Square	Sales
Property	Location	Date	Buildings	Feet	Price	Feet	Price

					(Dollars in		(Dollars in
					thousands)		thousands)
First Quarter 2005 Dispositions:
Northland Plaza(a)	Bloomington, MN	01/04/2005	1	296,967	$43,000	296,967	$43,000
Meier Central North (buildings 13 and 14)(b)	Santa Clara, CA	01/20/2005	—	—	1,986	—	1,986
Water’s Edge(c)	Playa Vista, CA	02/01/2005	2	243,433	97,714	213,004	85,500
One Devon Square, Two Devon Square and Three Devon Square	Wayne, PA	02/11/2005	3	142,493	23,000	142,493	23,000
Meier Central South (building 12)(b)	Santa Clara, CA	02/22/2005	—	—	2,867	—	2,867
One Valley Square, Two Valley Square, Three Valley Square, Four and Five Valley Square, Oak Hill Plaza, Walnut Hill Plaza and Four Falls(d)	Suburban Philadelphia, PA	03/02/2005	8	863,124	136,000	863,124	136,000
Oak Creek I(b)	Milpitas, CA	03/15/2005	—	—	2,850	—	2,850
Meier Central North (building 15)(b)	Santa Clara, CA	03/24/2005	—	—	2,350	—	2,350

		Total First Quarter Dispositions	14	1,546,017	309,767	1,515,588	297,553

Second Quarter 2005 Dispositions:
545 E. John Carpenter Freeway and 909 Lake Carolyn Parkway	Irving, TX	04/01/2005	2	729,949	68,500	729,949	68,500
70-76 Perimeter Center	Atlanta, GA	04/05/2005	4	62,102	11,055	62,102	11,055
Meier Central South (building 11)	Santa Clara, CA	04/18/2005	1	33,672	4,400	33,672	4,400
Colonnade I, II & III	Dallas, TX	04/26/2005	3	984,254	153,500	984,254	153,500
LL&E Tower	New Orleans, LA	05/04/2005	1	545,157	45,000	545,157	45,000
Preston Commons and Sterling Plaza(e)	Dallas, TX	05/20/2005	4	721,351	138,381	360,676	69,190
Oak Creek II(b)	Milpitas, CA	05/25/2005	—	—	3,575	—	3,575
Concar	San Mateo, CA	05/26/2005	2	218,985	111,555	175,100	78,156
The Solarium	Greenwood Village, CO	05/27/2005	1	162,817	15,800	162,817	15,800
Point West I — Response Road and Point West III — River Park Dr.	Sacramento, CA	06/13/2005	2	118,973	16,200	118,973	16,200
Sierra Point	Brisbane, CA	06/15/2005	1	99,150	15,000	99,150	15,000
BP Tower and garage	Cleveland, OH	06/24/2005	1	1,277,488	141,250	1,277,488	141,250

EQUITY OFFICE PROPERTIES TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

				Total Office Portfolio		Effective Office Portfolio

		Disposition	Number of	Square	Sales	Square	Sales
Property	Location	Date	Buildings	Feet	Price	Feet	Price

					(Dollars in		(Dollars in
					thousands)		thousands)
301 Howard Street (includes 195 Beale land)	San Francisco, CA	06/24/2005	1	307,396	70,000	307,396	70,000
Foundry Square II	San Francisco, CA	06/24/2005	1	502,424	133,000	502,424	133,000
Parkside Towers	Foster City, CA	06/24/2005	2	398,460	73,000	398,460	73,000
San Rafael Corporate Center	San Rafael, CA	06/24/2005	2	155,318	43,000	155,318	43,000
San Rafael Land	San Rafael, CA	06/24/2005	—	—	10,000	—	10,000
Shoreline Technology Park	Mountain View, CA	06/28/2005	12	726,508	199,500	726,508	199,500
Seaport Centre	Redwood City, CA	06/28/2005	13	465,955	74,000	465,955	74,000
Seaport Plaza	Redwood City, CA	06/28/2005	2	159,350	32,000	159,350	32,000
1871 The Alameda	San Jose, CA	06/28/2005	1	44,287	9,250	44,287	9,250
5813 Shellmound/5855 Christie	Emeryville, CA	06/28/2005	2	56,898	7,100	56,898	7,100
Baybridge Office Plaza	Emeryville, CA	06/28/2005	1	79,358	5,900	79,358	5,900

Total Second Quarter Dispositions			59	7,849,852	1,380,966	7,445,292	1,278,376

Third Quarter 2005 Dispositions:
201 Mission Street and 580 California(f)	San Francisco, CA	07/06/2005	—	—	217,000	597,226	162,750
The Orchard	Sacramento, CA	07/14/2005	1	65,392	10,700	65,392	10,700
Stadium Towers Land and Retail Building	Anaheim, CA	07/18/2005	1	6,800	3,000	6,800	3,000
Texaco Center and 601 Garage	New Orleans, LA	07/25/2005	1	629,428	49,000	629,428	49,000
Meier Mountain View (buildings 5-10, 17 and 20)(g)	Mountain View, CA	07/27/2005	7	242,658	34,200	242,658	34,200
Ravendale at Central	Mountain View, CA	07/27/2005	2	80,450	10,100	80,450	10,100
Bayside Corporate Center	Foster City, CA	07/27/2005	2	84,925	7,000	84,925	7,000
Ridder Park	San Jose, CA	07/27/2005	1	83,841	19,600	83,841	19,600
Vintage Park Industrial and Vintage Park Office Building III	Foster City, CA	07/27/2005	6	162,094	25,200	162,094	25,200
Creekside I and II	San Jose, CA	07/27/2005	4	241,019	38,988	241,019	38,988
Aspect Telecommunications	San Jose, CA	07/27/2005	1	76,806	5,612	76,806	5,612
Redwood Shores	Redwood City, CA	07/27/2005	1	78,022	8,600	78,022	8,600
2500 City West, Brookhollow Central, Intercontinental Center and San Felipe Plaza	Houston, TX	08/04/2005	6	2,526,454	280,500	2,526,454	280,500
Meier Central South (buildings 1-4)	Santa Clara, CA	08/10/2005	4	83,831	8,104	83,831	8,104

EQUITY OFFICE PROPERTIES TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

				Total Office Portfolio		Effective Office Portfolio

		Disposition	Number of	Square	Sales	Square	Sales
Property	Location	Date	Buildings	Feet	Price	Feet	Price

					(Dollars in		(Dollars in
					thousands)		thousands)
Meier Central North (buildings 16 and 19)	Santa Clara, CA	08/10/2005	2	66,640	6,320	66,640	6,320
Meier Sunnyvale	Sunnyvale, CA	08/10/2005	1	22,400	2,279	22,400	2,279
Borregas Avenue	Sunnyvale, CA	08/10/2005	1	39,897	4,216	39,897	4,216
3045 Stender Way(b)	Santa Clara, CA	08/10/2005	—	—	2,506	—	2,506
Cupertino Business Center	Cupertino, CA	08/24/2005	2	64,680	10,400	64,680	10,400
Eighty Eighty Central, 9400 NCX and North Central Plaza Three	Dallas, TX	08/31/2005	3	1,009,838	95,358	1,009,838	95,358
Norris Tech Center	San Ramon, CA	09/21/2005	3	260,825	44,690	260,825	44,690

			49	5,826,000	883,373	6,423,226	829,123
Total Third Quarter Dispositions

			122	15,221,869	$2,574,106	15,384,106	$2,405,052
Total

(a)	This property was classified as held for sale at December 31, 2004 and written down to its estimated fair value less costs to sell, which approximated the fair value at the time of sale.

(b)	These properties, which consist of seven office buildings comprising approximately 176,131 square feet, were previously taken out of service and were no longer included in building and square footage statistics.

(c)	We disposed of our 87.5% interest in this property. The sales price shown for this property for the Total Office Portfolio is derived by grossing up the sales price for the sale of our 87.5% interest to 100%.

(d)	In connection with the sale of the Walnut Hill Plaza office property, we repaid approximately $13.4 million of mortgage debt that encumbered the property.

(e)	We disposed of our 50% ownership interest in these properties. We accounted for our 50% interest in the properties under the equity method.

(f)	We sold a 75% interest in these two office properties which comprise 796,301 square feet. These two buildings will remain in our building count for the Total Office Portfolio and the Effective Office Portfolio and the total square feet of these buildings will remain in our Total Office Portfolio statistics. However, the square feet included in the Effective Office Portfolio will be reduced to reflect our remaining 25% ownership interest. The sales price shown for these properties for the Total Office Portfolio is derived by grossing up the sales price for the sale of our 75% interest to 100%.

(g)	Meier Mountain View building 17, which consists of one building and 27,790 square feet, was previously taken out of service and is not included in the seven buildings and 242,658 square feet.

Properties Held for Sale
      In accordance with FAS 144, the following properties were classified as held for sale as of September 30, 2005:

				Total Office Portfolio		Effective Office Portfolio

		Disposition	Number of	Square	Sales	Square	Sales
Property	Location	Date	Buildings	Feet	Price	Feet	Price

					(Dollars in		(Dollars in
					thousands)		thousands)
Four Forest Plaza and Lakeside Square	Dallas, TX	10/14/2005	2	791,652	$75,000	791,652	$75,000

EQUITY OFFICE PROPERTIES TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
      The net income (loss) for properties sold and properties held for sale is reflected in the consolidated statements of operations as Discontinued Operations for the periods presented. Below is a summary of the results of operations for properties classified as Discontinued Operations:

	For the		For the
	three months ended		nine months ended
	September 30,		September 30,

(Dollars in thousands)	2005	2004	2005	2004

Property operating revenues	$13,434	$78,605	$137,598	$249,586

Expenses:
Depreciation and amortization	3,644	23,436	40,909	74,405
Property operating	7,563	29,785	55,686	92,603
Ground rent	15	1,297	2,055	3,273
Impairment	—	182,734	99,814	182,734

Total expenses	11,222	237,252	198,464	353,015

Operating income (loss)	2,212	(158,647)	(60,866)	(103,429)

Other income (expense):
Interest income	22	99	263	116
Interest expense and amortization of deferred financing costs and prepayment expenses	(256)	(942)	(2,269)	(4,593)

Total other income (expense)	(234)	(843)	(2,006)	(4,477)

Income (loss) before income taxes, allocations to minority interests, gain/(loss) on sales of real estate and provision for (loss) on properties held for sale	1,978	(159,490)	(62,872)	(107,906)
Income taxes	—	—	(60)	(34)
Income allocated to minority interests — partially owned properties (including gains on sales of real estate of $0, $0, $29,699 and $214, respectively)	—	(132)	(30,440)	(727)
Gain on sales of real estate	31,098	3,311	147,288	15,151
(Loss) on sales of real estate	(523)	(295)	(166,451)	(8,013)
Provision for (loss) on properties held for sale	(3,010)	—	(36,812)	—

Net income (loss)	$29,543	$(156,606)	$(149,347)	$(101,529)

Property net operating income from discontinued operations	$5,871	$48,820	$81,912	$156,983

EQUITY OFFICE PROPERTIES TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
NOTE 5 — INVESTMENTS IN UNCONSOLIDATED JOINT VENTURES
      Several properties are owned by us and other unaffiliated parties in joint ventures, which we account for using the equity method. Combined summarized financial information for our unconsolidated joint ventures is as follows:

	September 30,	December 31,
(Dollars in thousands)	2005	2004

Balance Sheets:
Assets:
Real estate, net of accumulated depreciation	$3,153,680	$3,068,975
Other assets	346,397	343,075

Total Assets	$3,500,077	$3,412,050

Liabilities and Partners’ and Shareholders’ Equity:
Mortgage debt	$1,178,132	$931,976
Other liabilities	139,378	138,010
Partners’ and shareholders’ equity	2,182,567	2,342,064

Total Liabilities and Partners’ and Shareholders’ Equity	$3,500,077	$3,412,050

Our share of historical partners’ and shareholders’ equity	$906,493	$1,032,664
Net excess of cost of investments over the net book value of underlying net assets (net of accumulated depreciation of $22,143 and $22,797, respectively)(a)	65,081	84,479

Carrying value of investments in unconsolidated joint ventures	$971,574	$1,117,143

Our share of unconsolidated non-recourse mortgage debt	$484,073	$361,032

(a)	This amount represents the aggregate difference between the Company’s historical cost basis and the basis reflected at the joint venture level, which is typically amortized over the life of the related asset. The basis differentials occur primarily upon the transfer of assets that were previously owned by the Company

EQUITY OFFICE PROPERTIES TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

into a joint venture or the acquisition of partial interests in joint ventures by us. In addition, certain acquisition, transaction and other costs may not be reflected in the net assets at the joint venture level.

	For the		For the
	three months ended		nine months ended
	September 30,		September 30,

(Dollars in thousands)	2005	2004	2005	2004

Statements of Operations:
Revenues	$130,859	$112,386	$387,609	$334,387

Expenses:
Interest expense and loan cost amortization	13,909	10,923	39,554	33,112
Depreciation and amortization	33,093	26,949	95,991	80,025
Operating expenses, ground rent and general and administrative expenses	61,011	44,886	180,128	135,331

Total expenses	108,013	82,758	315,673	248,468

Net income before gain on sale of real estate	22,846	29,628	71,936	85,919
Gain on sale of real estate	107	—	39,652	—

Net income	$22,953	$29,628	$111,588	$85,919

Our share of:
Net income	$10,683	$12,664	$48,882	$37,629

Interest expense and loan cost amortization	$5,444	$4,353	$15,347	$16,647

Depreciation and amortization (real estate related)	$12,787	$11,386	$37,555	$32,196

Gain on sale of real estate	$29	$—	$17,405	$—

NOTE 6 — LEASE TERMINATION
      In January 2005, we executed an amendment to a lease that reduced a tenant’s space at the 1301 Avenue of the Americas office property, located in New York, NY, from approximately 564,000 square feet to approximately 250,000 square feet. In connection with this amendment, the tenant agreed to pay a total lease termination fee of approximately $46.9 million, which the tenant paid in monthly installments throughout 2005, with the final amount due of approximately $37.4 million paid in September 2005. After deducting approximately $2.5 million of deferred rent receivable, lease termination income of approximately $44.4 million was recognized in the first quarter of 2005.

EQUITY OFFICE PROPERTIES TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
NOTE 7 — MORTGAGE DEBT
      During the nine months ended September 30, 2005, the following transactions occurred:

(Dollars in thousands)

Balance at December 31, 2004(a)	$2,622,750
Scheduled principal amortization prior to maturity	(19,324)
Repayment of debt encumbering the following properties:
Sixty State Street	(71,962)
Island Corporate Center	(12,312)
San Mateo BayCenter II	(9,520)
1740 Technology	(15,684)
One Market	(171,689)
Central Park	(55,030)
Repaid upon sale of property (see Note 4)	(13,386)
Assumed through property acquisitions (see Note 3)	44,975
Washington Mutual Tower refinancing(b)	150

Balance at June 30, 2005(a)	2,298,968
Scheduled principal amortization prior to maturity	(8,011)
Assumption of debt encumbering the 1301 Avenue of the Americas property	(526,345)

Balance at September 30, 2005(a)	$1,764,612

(a)	Excludes net discounts on mortgage debt.

(b)	We refinanced the mortgage debt encumbering the Washington Mutual Tower office property. The new mortgage has a principal balance of approximately $79.25 million, bears interest at a fixed coupon rate of 4.55% and matures in June 2010. The prior mortgage had a principal balance of approximately $79.1 million, bore interest at a fixed coupon rate of 7.53% and was scheduled to mature in November 2005. The effective interest rate on the new debt is 4.56% as compared to 7.77% on the prior mortgage.
      Prior to the disposition of the San Felipe Plaza office property in the third quarter 2005, the property was encumbered by a 5.81% mortgage note with an outstanding principal balance of $47.8 million scheduled to mature in 2013. The lender agreed to substitute the 1300 North 17th Street office property, located in Arlington, Virginia, as replacement collateral. As a result, no prepayment penalty was incurred. The terms of the mortgage note were otherwise unchanged as a result of this transaction.

EQUITY OFFICE PROPERTIES TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
NOTE 8 — UNSECURED DEBT
      During the nine months ended September 30, 2005, the following transactions occurred:

Unsecured Notes — Issued:

	Month of				Year of
Original Term	Issuance	Amount	Coupon Rate	Effective Rate(a)	Maturity

		(Dollars in thousands)
2 Years to 4 Years	January	$6,221	3.45% – 4.15%	3.76% – 4.39%	2007 – 2009
2 Years to 4 Years	February	3,220	3.70% – 4.15%	4.01% – 4.39%	2007 – 2009
3 Years to 5 Years	March	4,997	4.05% – 4.75%	4.33% – 5.00%	2008 – 2010
2 Years to 4 Years	April	7,672	4.30% – 4.80%	4.61% – 5.04%	2007 – 2009
2 Years to 6 Years	June	6,426	4.10% – 4.63%	4.41% – 4.87%	2007 – 2011
3 Years to 4 Years	July	4,722	4.40% – 4.55%	4.68% – 4.79%	2008 – 2009
3 Years to 6 Years	September	5,739	4.40% – 4.70%	4.68% – 4.92%	2008 – 2011
Less issuance costs		(239)

Net Proceeds		$38,758

Unsecured Notes — Repaid:

Month Repaid	Amount	Coupon Rate	Effective Rate(a)

	(Dollars in thousands)
February	$125,000	6.88%	6.40%
February	400,000	6.63%	4.99%
July	100,000	8.00%	6.49%
September	50,000	7.36%	7.69%

Total	$675,000

(a)	Includes the effect of settled interest rate protection and interest rate swaps, offering and transaction costs and premiums and discounts.

Term Loan Facility
      In February 2005, we obtained a $250 million unsecured term loan facility, which bore interest at LIBOR plus 35 basis points (the spread was subject to change based on our credit rating) and was scheduled to mature in February 2006. We repaid and terminated the term loan facility in July 2005.

Line of Credit
      In August 2005, we entered into a $1.25 billion revolving line of credit facility, bearing interest at LIBOR plus 47.5 basis points plus an annual facility fee of 15 basis points and maturing in August 2009. We have one option to extend the maturity date for an additional 12-month period. The extension fee is equal to 15 basis points on $1.25 billion, or $1.875 million. The existing $1.0 billion line of credit scheduled to mature in May 2006 terminated in August 2005 effective with the first funding of the new $1.25 billion line of credit.
NOTE 9 — FIXED-TO-FLOATING INTEREST RATE SWAPS
      In March 2004, we entered into fixed-to-floating interest rate swaps in the notional amount of $1.0 billion to hedge the $1.0 billion of unsecured notes also issued in March 2004. We were the variable interest rate payer and the counterparty was the fixed rate payer. The swaps effectively converted the unsecured notes to a

EQUITY OFFICE PROPERTIES TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
variable interest rate based on LIBOR plus 43 basis points plus an additional 79 basis points for loan costs. These fixed-to-floating interest rate swaps were terminated in 2005. By converting the $1.0 billion of unsecured notes from fixed rate debt to variable rate debt, we effectively reduced interest expense by approximately $16.0 million during the period that these fixed-to-floating rate swaps were in place. The swaps were considered perfectly effective fair value hedges because the periodic settlement dates and other key terms corresponded to the dates and other key terms of the hedged unsecured notes. In June 2005, we terminated one of these fixed-to-floating interest rate swaps in the notional amount of $250 million at no cost to us. In September 2005, we paid approximately $8.7 million to terminate the remaining $750 million of interest rate swaps. This amount was recorded to deferred financing costs and is being amortized to interest expense over the remaining term of the $1.0 billion unsecured notes. These terminations effectively converted the $1.0 billion of unsecured notes issued in March 2004 back to a fixed interest rate.
      The fixed-to-floating interest rate swaps and the hedged unsecured notes were reflected on the consolidated balance sheets at market value. The market value of the swaps at December 31, 2004 represented a liability to us of approximately $29.5 million and was included in other liabilities. The corresponding market adjustment to the hedged unsecured notes was recorded as a discount on the unsecured notes. There are no swaps outstanding at September 30, 2005.
NOTE 10 — IMPACT OF HURRICANE KATRINA
      In August 2005, One Lakeway Center, Two Lakeway Center, and Three Lakeway Center located in Metairie, LA sustained extensive damage due to Hurricane Katrina. As a result, we incurred approximately $10.6 million of property damage, which is classified as insurance expense, and approximately $1.9 million of lost rental revenue during the three months ended September 30, 2005. We may incur up to an additional $2.0 million of lost rental revenue during the fourth quarter 2005 based on the anticipated re-opening dates of each respective building. These losses are not covered by third-party insurance because they fall within the self-insurance amounts as discussed in Note 14.

EQUITY OFFICE PROPERTIES TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

NOTE 11 —	SHAREHOLDERS’ EQUITY AND MANDATORILY REDEEMABLE PREFERRED SHARES

Common Shares
      The following table presents the changes in the issued and outstanding common shares of beneficial interest (“Common Shares”) since December 31, 2004, excluding Units which are exchangeable for Common Shares on a one-for-one basis, or the cash equivalent thereof, subject to certain restrictions:

Outstanding at December 31, 2004	403,842,441
Repurchased and retired under our open market repurchase program (at an average purchase price of $30.04 per share)	(29,100)
Repurchased and retired under our Supplemental Retirement Savings Plan (at an average purchase price of $31.26 per share)	(220,176)
Repurchased in 2004 under our Supplemental Retirement Savings Plan, but retired in 2005 (at an average purchase price of $29.63 per share)	(25,728)
Issued upon exercise of share options	4,523,769
Issued upon redemption of Units	1,163,525
Restricted shares issued, net of cancellations	781,567
Issued upon conversion of 70 Series B Preferred Shares	98
Common Shares issued as compensation for Board of Trustees fees	4,687

Outstanding at June 30, 2005	410,041,083
Repurchased and retired under our open market repurchase program (at an average purchase price of $32.89 per share)	(3,004,700)
Repurchased and retired under our Supplemental Retirement Savings Plan (at an average purchase price of $35.06 per share)	(20,896)
Issued upon exercise of share options	602,650
Issued upon redemption of Units	951,390
Restricted share cancellations, net of restricted shares issued	(39,703)
Common Shares issued as compensation for Board of Trustees fees	7,359

Outstanding at September 30, 2005	408,537,183

Distributions
      The following distributions were declared with respect to the third quarter 2005:

	Distribution		Shareholder
	per Share	Date Paid	Record Date

Common Shares	$0.50	October 17, 2005	September 30, 2005
Series B Preferred Shares	$0.65625	August 15, 2005	August 1, 2005
Series G Preferred Shares	$0.484375	September 15, 2005	September 1, 2005

EQUITY OFFICE PROPERTIES TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
NOTE 12 — EARNINGS (LOSS) PER SHARE
      The following table sets forth the computation of basic and diluted earnings (loss) per share:

	For the three months ended		For the nine months ended
	September 30,		September 30,

(Dollars in thousands, except per share amounts)	2005	2004	2005	2004

Numerator:
Income from continuing operations	$72,903	$36,327	$164,623	$202,494
Preferred distributions	(8,700)	(8,701)	(26,102)	(30,393)

Income from continuing operations available to common shareholders	64,203	27,626	138,521	172,101
Discontinued operations (including net gain (loss) on sales of real estate and provision for loss on properties held for sale of $27,565, $3,016, $(55,975) and $7,138, respectively)	29,543	(156,606)	(149,347)	(101,529)
Cumulative effect of a change in accounting principle	—	—	—	(33,697)

Numerator for basic earnings (loss) per share — net income (loss) available to common shareholders	93,746	(128,980)	(10,826)	36,875
Add back income (loss) allocated to minority interests in EOP Partnership	10,711	(15,628)	(1,212)	4,431

Numerator for diluted earnings (loss) per share — net income (loss) available to common shareholders	$104,457	$(144,608)	$(12,038)	$41,306

Denominator:
Denominator for basic earnings (loss) per share — weighted average Common Shares outstanding	408,511,485	400,956,118	405,866,866	400,534,299

Effect of dilutive potential common shares:
Units	44,335,877	47,810,787	45,682,227	48,365,813
Share options and restricted shares	4,496,159	1,653,662	3,821,566	1,901,065

Dilutive potential common shares	48,832,036	49,464,449	49,503,793	50,266,878

Denominator for diluted earnings (loss) per share — weighted average Common Shares outstanding and dilutive potential common shares	457,343,521	450,420,567	455,370,659	450,801,177

EQUITY OFFICE PROPERTIES TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

	For the three months ended		For the nine months ended
	September 30,		September 30,

(Dollars in thousands, except per share amounts)	2005	2004	2005	2004

Earnings (loss) per share — basic:
Income from continuing operations available to common shareholders, net of minority interests	$0.16	$0.03	$0.30	$0.39
Discontinued operations, net of minority interests	0.06	(0.35)	(0.33)	(0.23)
Cumulative effect of a change in accounting principle, net of minority interests	—	—	—	(0.08)

Net income (loss) available to common shareholders, net of minority interests(a)	$0.23	$(0.32)	$(0.03)	$0.09

Earnings (loss) per share — diluted:
Income from continuing operations available to common shareholders	$0.16	$0.03	$0.30	$0.39
Discontinued operations	0.06	(0.35)	(0.33)	(0.23)
Cumulative effect of a change in accounting principle	—	—	—	(0.07)

Net income (loss) available to common shareholders(a)	$0.23	$(0.32)	$(0.03)	$0.09

(a)	Net income (loss) available to common shareholders per share may not total the sum of the per share components due to rounding.
      The following securities were not included in the diluted earnings (loss) per share computation because they would have had an antidilutive effect:

		For the three months ended		For the nine months ended
		September 30,		September 30,
	Weighted Average
Antidilutive Securities	Exercise Price	2005	2004	2005	2004

Share options	$29.10	—	15,659,766	—	—
Share options	$32.99	—	—	530,371	—
Share options	$29.14	—	—	—	15,115,409
Series B Preferred Shares(b)	$35.70	8,389,256	8,389,354	8,389,267	8,389,354

Total		8,389,256	24,049,120	8,919,638	23,504,763

(b)	The amounts shown represent the resulting Common Shares upon conversion.

NOTE 13 —	SEGMENT INFORMATION
      As discussed in Note 1, our primary business is the ownership and operation of office properties. We have one segment which is office properties. The primary financial measure that our chief operating decision makers use for our office properties is property net operating income, which represents rental revenue, tenant reimbursements, parking and other operating revenues less real estate taxes, insurance, repairs and maintenance and property

EQUITY OFFICE PROPERTIES TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
operating expense (all as reflected in the accompanying consolidated statements of operations). We believe that property net operating income is helpful to investors as a supplemental measure of our operating performance because it is a direct measure of the actual operating results of our properties. Total assets consists primarily of the assets in our office properties operating segment. There are other assets such as corporate furniture, fixtures, and equipment that are not associated with the office property segment, but these assets are immaterial.

	For the three months ended		For the nine months ended
	September 30,		September 30,

(Dollars in thousands)	2005	2004	2005	2004

Property Operating Revenues:
Rental	$589,520	$575,188	$1,757,034	$1,719,423
Tenant reimbursements	104,940	102,856	291,896	299,280
Parking	29,380	26,924	85,468	80,510
Other(a)	9,440	13,695	85,712	48,746

Total Property Operating Revenues	733,280	718,663	2,220,110	2,147,959

Property Operating Expenses:
Real estate taxes	87,284	86,321	257,125	250,859
Insurance	16,778	6,900	30,226	21,599
Repairs and maintenance	80,879	78,935	232,787	225,208
Property operating	116,863	101,996	319,313	292,958

Total Property Operating Expenses	301,804	274,152	839,451	790,624

Property Net Operating Income from Continuing Operations	$431,476	$444,511	$1,380,659	$1,357,335

Property Operating Margin from Continuing Operations(b)	58.8%	61.9%	62.2%	63.2%

EQUITY OFFICE PROPERTIES TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

	For the three months ended		For the nine months ended
	September 30,		September 30,

(Dollars in thousands)	2005	2004	2005	2004

Reconciliation of Property Net Operating Income from Continuing Operations to Income from Continuing Operations:
Property Net Operating Income from Continuing Operations	$431,476	$444,511	$1,380,659	$1,357,335
Add: Fee income	5,314	3,220	13,788	10,129
Less:
Depreciation	(165,444)	(150,978)	(489,633)	(447,579)
Amortization	(24,600)	(17,075)	(68,030)	(49,013)
Ground rent	(6,326)	(5,515)	(16,898)	(15,880)
Corporate general and administrative	(16,866)	(13,190)	(49,257)	(38,208)
Impairment	—	(46,436)	(81,042)	(46,436)

Operating Income	223,554	214,537	689,587	770,348
Less:
Other expenses	(195,131)	(203,066)	(613,171)	(591,017)
Income taxes	(456)	(1,135)	(1,351)	(2,198)
Minority Interests:
EOP Partnership	(10,711)	15,628	1,212	(4,431)
Partially owned properties	(2,442)	(2,517)	(7,969)	(8,053)
Add:
Income from investments in unconsolidated joint ventures (including gain on sales of real estate of $29, $0, $17,405 and $0, respectively)	10,683	12,664	48,882	37,629
Gain on sales of real estate	47,406	216	47,433	216

Income from Continuing Operations	$72,903	$36,327	$164,623	$202,494

(a)	Other income consists primarily of income from early lease terminations and ancillary income from tenants.

(b)	Defined as Property Net Operating Income from Continuing Operations divided by Total Property Operating Revenues.

NOTE 14 —	COMMITMENTS AND CONTINGENCIES

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

Property Acquisitions
      We signed agreements to acquire the Waterfall Towers, Parkpoint Business Center, Redwood Business Park I, Redwood Business Park II, Redwood Business Park III, Redwood Business Park IV, Redwood Business Park V and Fountaingrove I office properties comprising approximately 0.7 million square feet located in the San Francisco, California region for approximately $134.2 million (including the assumption of approximately $73.4 million of mortgage debt). These acquisitions closed during the fourth quarter of 2005.
      We signed an agreement to acquire the 300 W. 6th Street office property comprising approximately 0.4 million square feet located in Austin, Texas for approximately $131.7 million. This acquisition closed during the fourth quarter of 2005.
      We signed an agreement to acquire the Fountaingrove II office property located in the San Francisco, California region upon completion of construction for approximately $8.9 million. This property will comprise approximately 40,000 square feet. This acquisition is subject to certain contingencies and is expected to close in the second quarter of 2006.
      We signed an agreement to acquire the 124 West 42nd Street office property comprising approximately 37,000 square feet located in New York, New York for approximately $12.4 million. This acquisition is subject to certain contingencies and is expected to close in the fourth quarter of 2005.

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
      Approximately 195 of our properties, consisting of approximately 28.2 million square feet, are subject to restrictions on taxable dispositions under tax protection agreements entered into with some of the contributors of the properties. The carrying value of these properties was approximately $6.0 billion at September 30, 2005. The restrictions on taxable dispositions are effective for periods expiring at different times through 2021. The terms of these tax protection agreements generally prevent us from selling the properties in taxable transactions unless we indemnify the contributing partners for their income tax liability on the portion of the gain on sale allocated to them as a result of the property’s value at the time of its contribution to us or, in some cases, to our predecessor. We do not believe that the tax protection agreements materially affect the conduct of our business or our decisions whether to dispose of restricted properties during the restriction period because we generally hold these and our other properties for investment purposes, rather than for sale. Historically, however, where we have deemed it to be in our shareholders’ best interests to dispose of restricted

EQUITY OFFICE PROPERTIES TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
properties, we have typically done so through transactions structured as tax-deferred transactions under section 1031 of the Internal Revenue Code.
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
Insurance
      Property Damage, Business Interruption, Earthquake and Terrorism: We are responsible for losses up to certain levels as described below for property damage, business interruption, earthquake, terrorism and other events prior to third-party insurance coverage. Accordingly, any losses incurred up to our loss exposure amounts or in excess of third-party coverage limitations will be reflected in our financial statements as insurance expense. The insurance coverage provided through third-party insurance carriers is subject to coverage limitations. For each type of insurance coverage described below, should an uninsured or underinsured loss occur, we could lose all or a portion of our investment in, and anticipated cash flows from, one or more of the properties. In addition, there can be no assurance that third-party insurance carriers will be able to maintain reinsurance sufficient to cover any losses that may be incurred.

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

EQUITY OFFICE PROPERTIES TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

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
NOTE 15 — SUBSEQUENT EVENTS
      The following transactions occurred subsequent to September 30, 2005, through November 7, 2005:

1. We acquired the following properties:

				Total Office Portfolio and
				Effective Office Portfolio

		Acquisition	Number of	Square	Purchase
Property	Location	Date	Buildings	Feet	Price

					(Dollars in
					thousands)
300 W. 6th Street	Austin, TX	10/04/2005	1	446,637	$131,685
Waterfall Towers(a)	Santa Rosa, CA	10/11/2005	3	90,671	16,800
Redwood Business Park I(b)	Petaluma, CA	10/28/2005	4	101,201	16,531
Redwood Business Park II(c)	Petaluma, CA	10/28/2005	5	169,389	29,781
Redwood Business Park V(d)	Petaluma, CA	10/28/2005	1	57,587	9,640
Fountaingrove I	Santa Rosa, CA	10/28/2005	1	37,428	9,872
Redwood Business Park III (including vacant land)(e)	Petaluma, CA	11/02/2005	2	144,000	26,648
Redwood Business Park IV (including vacant land)(f)	Petaluma, CA	11/02/2005	1	66,656	13,750
Parkpoint Business Center(g)	Santa Rosa, CA	11/02/2005	5	67,869	11,225

Total			23	1,181,438	$265,932

EQUITY OFFICE PROPERTIES TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

(a)	The purchase price for the Waterfall Towers office properties includes the assumption of approximately $7.7 million of mortgage debt at a fixed coupon rate of 6.08% maturing in January 2013.

(b)	The purchase price for the Redwood Business Park I office properties includes the assumption of approximately $10.4 million of mortgage debt at a fixed coupon rate of 7.41% maturing in August 2011.

(c)	The purchase price for the Redwood Business Park II office properties includes the assumption of approximately $18.2 million of mortgage debt at a fixed coupon rate of 7.41% maturing in August 2011.

(d)	The purchase price for the Redwood Business Park V office property includes the assumption of approximately $6.4 million of mortgage debt at a fixed coupon rate of 7.41% maturing in August 2011.

(e)	The purchase price for the Redwood Business Park III office property includes the assumption of approximately $15.1 million of mortgage debt at a fixed coupon rate of 7.46% maturing in August 2011.

(f)	The purchase price for the Redwood Business Park IV office property includes the assumption of approximately $8.2 million of mortgage debt at a fixed coupon rate of 7.41% maturing in August 2011.

(g)	The purchase price for the Parkpoint Business Center office property includes the assumption of approximately $7.4 million of mortgage debt at a fixed coupon rate of 5.53% maturing in January 2015.

2.	On November 3, 2005, we signed an agreement to acquire the 211 Perimeter office property comprising approximately 0.2 million square feet located in the Atlanta, GA region for approximately $28.0 million. This acquisition is subject to certain contingencies and is expected to close in the fourth quarter of 2005.

3.	On October 19, 2005, we made a $50.0 million investment in junior mezzanine debt as part of a debt refinancing on the 375 Park Avenue office property located in New York, NY. The mezzanine debt bears interest at a rate of 8.95% and matures in August 2015. We will account for this investment as a note receivable.
4. We disposed of whole or partial interests in the following properties:

				Total Office Portfolio		Effective Office Portfolio

		Disposition	Number of	Square	Sales	Square	Sales
Property	Location	Date	Buildings	Feet	Price	Feet	Price

					(Dollars in		(Dollars in
					thousands)		thousands)
Office Properties:
Four Forest Plaza and Lakeside Square	Dallas, TX	10/14/2005	2	791,652	$75,000	791,652	$75,000
2 Oliver Street — 147 Milk Street	Boston, MA	10/18/2005	1	270,302	53,000	270,302	53,000

Total			3	1,061,954	$128,000	1,061,954	$128,000

5.	We obtained and fully drew upon a $500 million unsecured term loan facility, which bears interest at LIBOR plus 45 basis points (the spread is subject to change based on our credit rating) and is scheduled to mature in October 2006.

6.	We repurchased 8,296,900 common shares under our open market repurchase program at an average purchase price of $29.82 per share for approximately $247.4 million.

7.	Our Board of Trustees increased the amount of common shares authorized for repurchase under our previously announced common share repurchase program by an additional $500 million during the period through May 31, 2006.

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Forward-Looking Statements
      This Quarterly Report on Form 10-Q includes certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are based on management’s present expectations and beliefs about future events. As with any projection or forecast, these statements are inherently susceptible to uncertainty and changes in circumstances. Important factors that could cause actual results to differ materially from those reflected in such forward-looking statements and that should be considered in evaluating this Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) and the outlook of Equity Office include, but are not limited to, the following: declines in overall activity in our markets and increases in expenses have adversely affected our operating results and are expected to continue to adversely affect our operating results until market and other conditions improve; in order to continue to pay distributions to our common shareholders at current levels, we must borrow funds or sell assets; we expect to be a net seller of real estate in 2005, which has and will further reduce our income from continuing operations and funds from operations and has and may result in gains or losses on sales of real estate and impairment charges; our ability to dispose of assets on terms we find acceptable will be subject to market conditions we do not control; we may not be successful in closing all of our pending investment transactions; our properties face significant competition; we face potential adverse effects from tenant bankruptcies or insolvencies; competition for acquisitions or an oversupply of properties for sale could adversely affect us; and an earthquake or terrorist act could adversely affect our business and such losses, or other potential losses, may not be fully covered by insurance.
      These and other risks and uncertainties are detailed from time to time in our filings with the SEC, including Form 8-K filed on March 29, 2005 and Form 8-K filed on May 20, 2005. We are under no obligation to, and expressly disclaim any obligation to, update or alter our forward-looking statements, whether as a result of changes, new information, subsequent events or otherwise.
      The following discussion should be read together with our consolidated financial statements and notes thereto.
Overview
      This MD&A begins with an Executive Summary which includes a description of our business and key factors and trends that affect our business and is then organized as follows:

•	Results of Operations

Period-to-period comparison of our results of operations for the three and nine months ended September 30, 2005 and 2004.

•	Liquidity and Capital Resources

A discussion of our liquidity and capital resources, including distributions to shareholders and unitholders, contractual obligations, debt financing, equity securities, market risk, capital improvements, tenant improvements, leasing costs, developments, inflation, cash flows and additional items for 2005.

•	Funds From Operations (“FFO”)

A reconciliation of this non-GAAP financial measure to net income (loss), the most directly comparable GAAP measure.
Executive Summary
      Equity Office Properties Trust (“Equity Office”) is the largest publicly traded owner and manager of office properties in the United States based upon equity market capitalization and square feet. We own, manage, lease, acquire and develop office properties. At September 30, 2005, we had a national office portfolio comprised of whole or partial interests in 607 office buildings located in 18 states and the District of Columbia. Based on our Effective Office Portfolio, which consists of approximately 102.5 million square feet, approximately 41% and 59% of our properties are located in central business districts and suburban locations, respectively. We owned buildings in 26 markets, and in 105 submarkets, including our 17 core markets which are Atlanta, Austin, Boston, Chicago, Denver, Los Angeles, New York, Oakland/ East Bay, Orange County, Portland, Sacramento, San Diego, San Francisco, San Jose, Seattle, Stamford and Washington D.C. We believe our core markets generally offer or are characterized by the following: a strong opportunity for us to be a market leader; an ability to leverage our operating platform; sufficient market size for us to achieve scale and grow; an intellectual and cultural infrastructure; and a highly educated workforce.
      We operate our properties using a portfolio-based model as compared to more traditional real estate owners who operate on a property-by-property basis. We believe this approach allows us to operate efficiently while providing a high level of service to our tenants. Our operating model, which includes centralized regional offices and procurement functions, allows us increased opportunities to provide a wide range of office solutions to our tenants with local, regional or national space needs. It also allows us the opportunity to streamline our operations, improve customer service, retain tenants, increase occupancy and manage operating expenses.
      The following factors affect our business and are important factors to consider when reviewing our financial and operating results:

•	our acquisition and disposition activity and our use of the proceeds from dispositions;

•	the economic environment including inflation and office job growth;

•	our operating and leasing results; and

•	our liquidity and capital resources.

Acquisition and Disposition Activity
      Over the last year we have taken steps to reposition our portfolio for long-term growth. In order to achieve this goal, we have taken advantage of the current strong asset-sale environment and announced a program to dispose of up to approximately $3 billion of assets in non-core markets and non-strategic assets in core markets. During the first nine months of 2005, we sold approximately $2.4 billion of assets comprising approximately 15.6 million square feet. We expect that upon completion of our announced disposition program, our portfolio will be comprised of largely Class A buildings in diverse geographic markets. More than 90% of our assets based on total square feet are currently located in our 17 core markets. Although we do not currently have a program in place to dispose of more than the announced disposition portfolio, we will continue to take advantage of market opportunities and expect to engage in further sales on an ongoing basis from time to time based on market conditions.
      For the nine months ended September 30, 2005, our net income and FFO have been negatively impacted by asset sales. Our income from continuing operations has decreased and we have incurred gains and losses and impairment charges, some of which were material, as a result of assets sold and assets we intend to sell. FFO excludes gains from sales of properties, but impairment charges, provisions for losses on properties held for sale and losses on properties sold reduce FFO. See Note 4 to the financial statements for more information regarding the gains, losses and impairment charges recognized during 2005 and 2004. Although we may incur additional charges as a result of asset sales, we do not expect the charges to be substantial for our previously announced $3.0 billion disposition program based on our current disposition plans. In addition, we anticipate that the total amount of the future gains on assets we intend to sell and the gains on the assets we have sold for our previously announced $3.0 billion disposition program after the second quarter 2005 will exceed the second quarter 2005 non-cash impairment charge of approximately $180.9 million.
      We expect to continue, as market conditions permit, to invest the capital from our dispositions into acquisitions in targeted growth markets at acceptable returns. While the current commercial real estate market has provided us with favorable valuations for assets we have sold, this same market has also created an extremely competitive atmosphere for acquiring properties. The properties we have acquired this year, including a redevelopment property, have occupancy rates lower than our weighted average portfolio occupancy rate. We acquired these properties, however, because they are located in our core markets and have important competitive factors that we believe will make them attractive investments and will be accretive to our earnings over the long term.
      We may also continue to use the disposition proceeds for reinvestments in our existing portfolio, debt repayments, distributions to our shareholders, and repurchases of our common shares. Year-to-date through September 30, 2005, we have used proceeds from asset sales, in part, for approximately $1.1 billion in acquisitions, to repay approximately $1.6 billion of mortgage debt and unsecured notes with a weighted average coupon interest rate of 7.4%, and to repurchase approximately 3.0 million Common Shares for a total consideration of $99.7 million and 1.7 million Units for approximately $50.7 million.
      As a result of this significant level of dispositions and the manner in which we have used the proceeds, we have experienced and may continue to experience moderate earnings dilution. Ultimately, the amount and duration of this dilution will depend upon our use of the disposition proceeds over time. We believe the short-term earnings dilution is outweighed by our improved prospects for long-term growth.

Economic Environment, Inflation and Office Job Growth
      Over the past few years an economic slowdown coupled with slow employment growth and increased office vacancy in the United States has adversely impacted our financial results. As the economy recovers, these trends are beginning to reverse in most of our markets with office vacancy declining and rental rates improving, primarily because of an increase in office job growth and an increase in positive net absorption of office space. However, we are also experiencing rising utility and construction costs, interest rates, and inflation, all of which have an adverse impact on us, and more broadly, on the overall economy.
      Office job growth is a principal driver of demand for our properties. Office job growth in our top 20 markets increased in the current quarter and has now been positive for over two years. That compares to annual job losses in 2001 through 2003. Net absorption in many of these markets has been positive for over two years. In addition, nationwide construction activity, an important market variable driving supply of office space, is less than one-half of its 2002 peak. However, construction activity is beginning to increase in several of our markets.
      In most of our markets, occupancy continues to improve and vacancy rates are declining. Vacancy rates have declined in most of our markets for the last two years. We expect that between now and year-end 2005 vacancy rates in our top 20 markets will continue to decrease with the largest occupancy gains in Class A and suburban office space. Class A vacancy rates are now below vacancy rates in Class B and C properties. Vacancy rates in suburban markets are continuing to decline from their peak, which occurred in the first quarter 2003. In addition, sublease space continues to decline from its peak in 2002 in our top 20 markets. The reduced amount of sublease space means that future net absorption will mainly reduce direct vacancy rates.
      The market recovery we have started to experience will take some time to translate into improved deal economics and enhanced operating results for office property owners. Therefore, assuming the recovery is sustained, we expect a gradual improvement from the conditions we experienced over the past few years with uneven recoveries in different markets.

Operating and Leasing Results
      As the economy and office markets recover, we have seen improvement in many of our markets. Although rental rates on our new leases and occupancy have been improving, the impact on our financial results have been significantly offset by the rent roll down on expiring leases and increasing expenses. Our operating expenses and general and administrative expenses have increased primarily because of increased utility costs, increases in payroll and severance expenses, consulting fees partially associated with the implementation of a new accounting system and the shared services center, and most recently the costs incurred for damage to our properties in New Orleans from Hurricane Katrina. Although some of these expenses relate to specific events, we expect that other expenses, such as utilities, may increase from current levels. As a result of our expenses (some but not all of which may be non-recurring) increasing more than our revenues, our property net operating income and property operating margins have been adversely impacted. Should this trend continue, our financial results will continue to be adversely impacted.
      The total square feet for tenants who took occupancy during the nine months ended September 30, 2005 and 2004 was approximately 16.3 million and 16.7 million, respectively. Our occupancy was 89.2% as of September 30, 2005 an increase from 87.7% at the end of 2004 and 86.3% at the end of 2003. Approximately two-thirds of the increase in occupancy since December 31, 2004 was due to selling properties with low occupancy. We expect our ending occupancy at December 31, 2005 to be above 90%. We expect occupancy in early 2006 to decline slightly due to several large expiring leases, but to recover to approximately 91% by year-end 2006.
      Rental rates declined during the first nine months of 2005 and 2004 by approximately 14.1% and 17.1%, respectively, on a cash basis as new leases replaced expiring and terminated leases. Market rents began a downward trend beginning in 2001 as vacancy rates increased across the nation. While we have been able to increase rental rates in select areas, we expect it to take time for rental rates to improve across the portfolio. We estimate that rental rates on our leases that are scheduled to expire in 2005 and 2006 are approximately 10% to 15% above current market. This roll down in rents to current market levels adversely affects our rental revenues, and until market rental rates increase substantially from their current levels, we expect this rent roll down to continue to adversely affect our rental revenues.
      In order to retain tenants and obtain new tenants we incur significant tenant improvement and leasing costs which have been at historically high levels since 2003. We expect these costs to average slightly above $20 per square foot in 2005 and we expect the costs for 2006 to be slightly higher than the level anticipated for 2005.
      We had approximately 2.7 million square feet of early lease terminations which took effect in the first nine months of 2005 which compares to approximately 2.9 million square feet in the comparable period 2004. While it is difficult to predict future terminations, we expect the number on a square footage basis to decline in 2005 as compared to 2004 as we are seeing more planned terminations versus defaults. We expect income from early lease terminations to be slightly higher in 2005 than 2004 primarily because of one unusually large termination fee in the first quarter 2005.

Liquidity and Capital Resources
      As discussed later in the Liquidity and Capital Resources section, our net cash flow provided by operating activities has by itself been insufficient to meet all of our cash requirements including investments made in our properties in the form of capital improvements, tenant improvements and leasing costs as well as distributions to shareholders and unitholders. If our net cash from operating activities and our cash requirements, including tenant improvements and leasing costs, continue at these levels, and if our Board of Trustees continues to declare distributions on Common Shares at current levels, we expect that a shortfall will continue in 2005 and 2006 and that we will cover the shortfall with proceeds primarily from asset sales and financing activities.

Key Transactions Completed During the Nine Months Ended September 30, 2005

Investing Activities

•	We sold whole or partial interests in assets comprising approximately 15.6 million square feet for approximately $2.4 billion,

•	we acquired approximately $1.1 billion of assets including development properties and a vacant land parcel, and

•	obtained mortgage financing for the Yahoo! Center, of which we own a 50% interest and account for under the equity method. This transaction includes a $250 million note with a coupon interest rate of 5.27% maturing in October 2015. Our share of the principal balance is $125 million.

Financing Activities

•	We entered into a $1.25 billion revolving line of credit facility, bearing interest at LIBOR plus 47.5 basis points plus an annual facility fee of 15 basis points and maturing in August 2009. The previously existing $1.0 billion line of credit scheduled to mature in May 2006 terminated in August 2005 effective with the first funding of the new $1.25 billion line of credit,

•	obtained and subsequently repaid and terminated a $250 million term loan facility, which bore interest at LIBOR plus 35 basis points,

•	repaid $675 million of unsecured notes and approximately $875.9 million of mortgage debt that had an average coupon interest rate of 7.40%,

•	paid approximately $8.7 million to terminate $1.0 billion of interest rate swaps that had converted certain fixed rate unsecured notes to a floating rate, and

•	repurchased 3,033,800 common shares at an average purchase price of $32.87 per share for approximately $99.7 million under our open market repurchase program and repurchased 1,656,410 Units at an average purchase price of $30.59 per Unit for approximately $50.7 million.

Other

•	We recorded $182.4 million of gains on asset sales and recorded non-cash charges of approximately $384.1 million on assets sold and assets we intend to sell and

•	recorded approximately $44.4 million of income from a single lease termination.

Results of Operations

Trends in Occupancy and Rental Rates
      Below is a summary of leasing activity for tenants taking occupancy in the periods presented. Our 10 largest markets in terms of our property net operating income from continuing operations for the three months ended September 30, 2005 in order from greatest to least are Boston, San Francisco, New York, San Jose, Seattle, Los Angeles, Chicago, Washington D.C., Orange County and Atlanta. These markets accounted for approximately 82.6% of our property net operating income from continuing operations in the third quarter of 2005.

	For the three months ended		For the nine months ended
	September 30,		September 30,

Office Property Data:	2005	2004	2005	2004

10 Largest Markets:
Portion of Total Office Portfolio based on square feet at end of period	74.8%	70.1%	74.8%	70.1%
Occupancy at end of period	89.2%	86.4%	89.2%	86.4%
Gross square footage for tenants whose lease term commenced during the period	4,326,506	3,457,834	11,917,802	10,778,239
Weighted average annual rent per square foot for tenants whose lease term commenced during the period:
GAAP basis(a,b)	$26.44	$25.54	$28.54	$26.36
Cash basis(b,c)	$25.59	$24.86	$27.34	$25.55
Gross square footage for expiring and terminated leases during the period	3,759,066	2,984,694	11,204,564	10,412,385
Weighted average annual rent per square foot for expiring and terminated leases during the period:
GAAP basis(a)	$30.29	$29.93	$31.39	$30.24
Cash basis(c)	$31.04	$30.89	$32.21	$31.28
Total Office Portfolio:
Occupancy at end of period	89.2%	86.7%	89.2%	86.7%
Gross square footage for tenants whose lease term commenced during the period	5,575,587	5,028,416	16,275,329	16,685,427
Weighted average annual rent per square foot for tenants whose lease term commenced during the period:
GAAP basis(a,b)	$25.71	$24.28	$26.68	$23.97
Cash basis(b,c)	$24.89	$23.41	$25.69	$23.42
Gross square footage for expiring and terminated leases during the period	5,009,972	4,295,973	15,631,862	16,054,528
Weighted average annual rent per square foot for expiring and terminated leases during the period:
GAAP basis(a)	$29.13	$27.79	$29.11	$27.19
Cash basis(c)	$29.90	$28.61	$29.89	$28.04

(a)	Based on the average annual base rent per square foot over the lease term and current estimated tenant reimbursements, if any.

(b)	Weighted average annual rent per square foot for new office leases for tenants whose lease term commenced during the period may lag behind market because leasing decisions typically are made anywhere from one month to 12 or more months prior to taking occupancy.

(c)	Based on the monthly contractual rent when the lease commenced, expired or terminated multiplied by 12 months. For new and renewal leases, if the monthly contractual rent when the lease commenced is $0 then the rental rate represents the first monthly rent payment due multiplied by 12 months (“Annualized Cash Rent”). The contractual rent amounts include total base rent and estimated expense reimbursements from tenants before any adjustments for rent abatements and contractual increases or decreases in rent. We believe Annualized Cash Rent is a useful measure because this information can be used for comparison to current market rents as published by various third party sources.

Period-to-Period Comparisons
      Below is a summary of changes in our Total Office Portfolio and our Effective Office Portfolio:

		Square Feet

		Total Office	Effective Office
	Buildings	Portfolio	Portfolio

Properties owned as of:
December 31, 2003	684	122,254,925	113,641,117
Consolidation of Sun America Center	1	780,063	524,772
Acquisitions	27	3,315,232	3,104,028
Developments placed in service	2	298,689	298,689
Dispositions	(5)	(567,765)	(1,922,755)
Properties taken out of service(a)	(11)	(469,771)	(469,771)
Building Remeasurements	—	101,872	103,663

December 31, 2004	698	125,713,245	115,279,743
Acquisitions	4	296,657	296,657
Dispositions	(14)	(1,546,017)	(1,515,588)
Building Remeasurements	—	28,384	28,384

March 31, 2005	688	124,492,269	114,089,196
Acquisitions	14	1,232,553	1,232,553
Dispositions	(59)	(7,849,852)	(7,445,292)
Building Remeasurements	—	42,435	44,004

June 30, 2005	643	117,917,405	107,920,461
Acquisitions	12	888,528	888,528
Development placed in service (Cambridge Science Center)	1	115,340	115,340
Dispositions	(49)	(5,826,000)	(6,423,226)
Building Remeasurements	—	3	3

September 30, 2005	607	113,095,276	102,501,106

(a)	Properties taken out of service represent office properties we are no longer attempting to lease and may be sold in the future or redeveloped.

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

Comparison of the three months ended September 30, 2005 to the three months ended September 30, 2004
      The table below represents selected operating information for the Total Company and for the Same Store Portfolio. The Same Store Portfolio consists of 514 consolidated office properties and 30 unconsolidated joint venture properties acquired or placed in service on or prior to July 1, 2004.

	Total Company				Same Store Portfolio

			Change				Change

(Dollars in thousands)	2005	2004	$	%	2005	2004	$	%

Revenues:
Property operating revenues	$733,280	$718,663	$14,617	2.0%	$706,013	$701,523	$4,490	0.6%
Fee income	5,314	3,220	2,094	65.0	—	—	—	—

Total revenues	738,594	721,883	16,711	2.3	706,013	701,523	4,490	0.6

Expenses:
Depreciation and amortization	190,044	168,053	21,991	13.1	173,916	160,201	13,715	8.6
Real estate taxes	87,284	86,321	963	1.1	82,593	83,683	(1,090)	(1.3)
Insurance	16,778	6,900	9,878	143.2	16,304	6,488	9,816	151.3
Repairs and maintenance	80,879	78,935	1,944	2.5	76,822	75,908	914	1.2
Property operating	116,863	101,996	14,867	14.6	112,525	98,709	13,816	14.0
Ground rent	6,326	5,515	811	14.7	6,159	5,446	713	13.1
General and administrative(a)	16,866	13,190	3,676	27.9	—	—	—	—
Impairment	—	46,436	(46,436)	(100.0)	—	22,607	(22,607)	(100.0)

Total expenses	515,040	507,346	7,694	1.5	468,319	453,042	15,277	3.4

Operating income	223,554	214,537	9,017	4.2	237,694	248,481	(10,787)	(4.3)

Other income (expense):
Interest and dividend income	3,841	1,716	2,125	123.8	1,436	652	784	120.2
Realized gain on sale of marketable securities	154	4,737	(4,583)	(96.7)	—	—	—	—
Interest expense(b)	(199,126)	(209,519)	10,393	(5.0)	(37,810)	(52,930)	15,120	(28.6)

Total other income (expense)	(195,131)	(203,066)	7,935	(3.9)	(36,374)	(52,278)	15,904	(30.4)

Income before income taxes, allocation to minority interests and income from investments in unconsolidated joint ventures	28,423	11,471	16,952	147.8	201,320	196,203	5,117	2.6
Income taxes	(456)	(1,135)	679	59.8	(6)	(4)	(2)	50.0
Minority Interests:
EOP Partnership	(10,711)	15,628	(26,339)	(168.5)	—	—	—	—
Partially owned properties	(2,442)	(2,517)	75	(3.0)	(2,442)	(2,517)	75	(3.0)
Income from investments in unconsolidated joint ventures	10,683	12,664	(1,981)	(15.6)	8,904	10,395	(1,491)	(14.3)
Gain on sales of real estate	47,406	216	47,190	21,847.2	—	—	—	—

Income from continuing operations	72,903	36,327	36,576	100.7	207,776	204,077	3,699	1.8
Discontinued operations	29,543	(156,606)	186,149	(118.9)	—	—	—	—

Net income (loss)	$102,446	$(120,279)	$222,725	(185.2)%	$207,776	$204,077	$3,699	1.8%

Selected Items from Continuing Operations:
Property net operating income(c)	$431,476	$444,511	$(13,035)	(2.9)%	$417,769	$436,735	$(18,966)	(4.3)%

Deferred rental revenue	$13,400	$14,648	$(1,248)	(8.5)%	$11,177	$13,580	$(2,403)	(17.7)%

Income from early lease terminations	$4,515	$8,235	$(3,720)	(45.2)%	$4,516	$8,080	$(3,564)	(44.1)%

Property Operating Margins:(c,d)
With income from early lease terminations	58.8%	61.9%	(3.1)%		59.2%	62.3%	(3.1)%
Without income from early lease terminations	58.6%	61.4%	(2.8)%		58.9%	61.8%	(2.9)%

(a)	Corporate general and administrative expense is not allocated to the Same Store Portfolio because these expenses are not directly incurred in connection with any specific property.

(b)	Interest expense (including amortization of deferred financing costs and prepayment expenses) for the Same Store Portfolio represents interest expense on property secured mortgage debt and does not include interest expense on the unsecured notes or the line of credit.

(c)	Represents segment data. See Note 13 to the financial statements for more information.

(d)	Property operating margins are determined by dividing property operating revenues less real estate taxes, insurance, repairs and maintenance and property operating expenses by property operating revenues. Included in property operating revenues are rental revenue, tenant reimbursements, parking and other income, which includes income from early lease terminations.

Property Operating Revenues
      Property operating revenues in the Same Store Portfolio increased slightly primarily because of an increase in occupancy and rent increases. The third quarter 2005 was the first quarter in nearly four years that the impact of occupancy growth and rent increases exceeded the effect of the rent roll down. Occupancy increased from 87.9% at June 30, 2004 to approximately 90.0% at September 30, 2005. The increase was also partially offset by approximately $1.9 million of rent loss in three buildings in New Orleans that were affected by Hurricane Katrina.
      Property operating revenues in the Total Company increased primarily because of property acquisitions and developments placed in service, which increased property operating revenues by approximately $24.3 million and the increase in the Same Store Portfolio, as explained above. The increase in property operating revenues was partially offset by the partial sales of properties in 2005 and 2004 (which are not classified as discontinued operations), which decreased property revenues by approximately $12.5 million.

Depreciation and Amortization
      Depreciation and amortization expense in the Same Store Portfolio increased because of capital and tenant improvements placed in service since the beginning of the prior period and an increase in deferred leasing costs.
      Depreciation and amortization expense in the Total Company increased because of property acquisitions and developments placed in service, which increased depreciation and amortization expense by approximately $11.8 million, and the increases in the Same Store Portfolio, as explained above. The increase was partially offset by the partial sales of properties in 2005 and 2004 (which are not classified as discontinued operations), which decreased depreciation and amortization expense by approximately $3.2 million.

Real Estate Taxes
      Real estate taxes in the Same Store Portfolio decreased primarily because of property tax refunds for properties located in San Francisco. We anticipate real estate taxes to continue to fluctuate based on changes in property assessments and tax rates.
      Real estate taxes increased in the Total Company primarily because of property acquisitions which accounted for approximately $3.5 million. The increase in real estate tax expense was partially offset by the partial sale of properties in 2005 and 2004 (which are not classified as discontinued operations), which decreased real estate tax expense by approximately $1.4 million and the decrease in the Same Store Portfolio of approximately $1.1 million.

Insurance
      Insurance expense for the Total Company and the Same Store Portfolio increased due to Hurricane Katrina damage to the One Lakeway Center, Two Lakeway Center and Three Lakeway Center office properties of approximately $10.6 million. See Note 10 and 14 to the financial statements for more information.

Repairs and Maintenance
      Repairs and maintenance expense remained relatively stable in the Same Store Portfolio. Repairs and maintenance expense increased in the Total Company because of property acquisitions and developments placed in service, which accounted for approximately $3.5 million. This increase was partially offset by the partial sales of properties in 2005 and 2004 (which are not classified as discontinued operations), which decreased repairs and maintenance expense by approximately $2.5 million.

Property Operating
      Property operating expense increased for the Same Store Portfolio primarily due to an increase in utilities expense of approximately $6.3 million due to higher utility rates and increased occupancy, approximately $1.3 million of consulting fees associated with the implementation of a new accounting system and shared services center, severance costs of approximately $1.4 million, and increases in payroll expenses of approximately $4.0 million. Property operating expenses, such as utilities, may continue to increase if utility rates and the occupancy levels of our properties continue to increase. We anticipate that utility costs may increase significantly in the coming quarters when compared to historical costs, a portion of which will be recoverable from tenants.
      Property operating expenses in the Total Company increased because of increases in the Same Store Portfolio, as explained above, and property acquisitions and developments placed in service, which accounted for approximately $4.4 million of the increase, partially offset by the partial sales of properties in 2005 and 2004 (which are not classified as discontinued operations) of approximately $3.2 million.

General and Administrative Expenses
      General and administrative expenses for the Total Company increased because of consulting fees, higher payroll expense and expenses related to restricted share awards and stock options.

Impairment
      For a discussion of the impairment charge refer to Note 4 to the financial statements.

Realized Gain on Sale of Marketable Securities
      In the third quarter 2004 we sold various securities and recognized an approximate $4.7 million gain.

Interest Expense
      Interest expense in the Same Store Portfolio decreased because of mortgage debt repayments. Interest expense for the Total Company decreased because of the repayment of higher interest rate debt with proceeds from asset sales and the issuance of new debt at lower interest rates. This decrease was partially offset by higher interest expense on variable rate debt and a decrease in capitalized interest expense due to a decrease in development activity (capitalized interest has the effect of reducing overall interest expense). As a result of the settlement of the interest rate swaps during 2005, over 90% of our total debt is currently at a fixed interest rate.

Income from Investments in Unconsolidated Joint Ventures
      Income from investments in unconsolidated joint ventures in the Total Company and the Same Store Portfolio decreased primarily because of a decrease in income from early lease terminations, a decrease in occupancy, the effect of the rent roll down and an increase in interest expense on variable rate debt.

Gains on Sales of Real Estate
      The gain in 2005 of $47.4 million relates to the partial sale of our interests in 201 Mission and 580 California located in San Francisco, California. In accordance with SFAS 144, the net income from these properties, which includes the gain on sale, is not classified as discontinued operations because we maintain an ongoing involvement with the operation of these properties. The gain in 2004 for the Total Company relates to the sale of our approximate 3% interest in the Four Oaks office property located in Houston, Texas.

Discontinued Operations
      Discontinued operations represents the net income of the properties we sold in 2004 and 2005 and also the properties classified as held for sale as of September 30, 2005. See Note 4 to the financial statements for more information.

Comparison of the nine months ended September 30, 2005 to the nine months ended September 30, 2004
      The table below represents selected operating information for the Total Company and for the Same Store Portfolio. The Same Store Portfolio consists of 510 consolidated office properties and 30 unconsolidated joint venture properties acquired or placed in service on or prior to January 1, 2004.

	Total Company				Same Store Portfolio

			Change				Change

(Dollars in thousands)	2005	2004	$	%	2005	2004	$	%

Revenues:
Property operating revenues	$2,220,110	$2,147,959	$72,151	3.4%	$2,011,490	$2,016,399	$(4,909)	(0.2)%
Fee income	13,788	10,129	3,659	36.1	—	—	—	—

Total revenues	2,233,898	2,158,088	75,810	3.5	2,011,490	2,016,399	(4,909)	(0.2)

Expenses:
Depreciation and amortization	557,663	496,592	61,071	12.3	498,527	460,694	37,833	8.2
Real estate taxes	257,125	250,859	6,266	2.5	225,654	230,219	(4,565)	(2.0)
Insurance	30,226	21,599	8,627	39.9	28,003	19,948	8,055	40.4
Repairs and maintenance	232,787	225,208	7,579	3.4	216,427	211,189	5,238	2.5
Property operating	319,313	292,958	26,355	9.0	299,885	277,398	22,487	8.1
Ground rent	16,898	15,880	1,018	6.4	16,398	15,673	725	4.6
General and administrative(a)	49,257	38,208	11,049	28.9	—	—	—	—
Impairment	81,042	46,436	34,606	74.5	60,863	22,607	38,256	169.2

Total expenses	1,544,311	1,387,740	156,571	11.3	1,345,757	1,237,728	108,029	8.7

Operating income	689,587	770,348	(80,761)	(10.5)	665,733	778,671	(112,938)	(14.5)

Other income (expense):
Interest and dividend income	10,496	5,433	5,063	93.2	3,575	2,299	1,276	55.5
Realized gain on settlement of derivatives and sale of marketable securities	157	28,753	(28,596)	(99.5)	—	—	—	—
Interest expense(b)	(623,824)	(625,203)	1,379	(0.2)	(114,773)	(134,630)	19,857	(14.7)

Total other income (expense)	(613,171)	(591,017)	(22,154)	3.7	(111,198)	(132,331)	21,133	(16.0)

Income before income taxes, allocation to minority interests and income from investments in unconsolidated joint ventures	76,416	179,331	(102,915)	(57.4)	554,535	646,340	(91,805)	(14.2)
Income taxes	(1,351)	(2,198)	847	(38.5)	(374)	(323)	(51)	15.8
Minority Interests:
EOP Partnership	1,212	(4,431)	5,643	(127.4)	—	—	—	—
Partially owned properties	(7,969)	(8,053)	84	(1.0)	(7,969)	(8,053)	84	(1.0)
Income from investments in unconsolidated joint ventures	48,882	37,629	11,253	29.9	24,251	31,933	(7,682)	(24.1)
Gain on sale of real estate	47,433	216	47,217	21,859.7	—	—	—	—

Income from continuing operations	164,623	202,494	(37,871)	(18.7)	570,443	669,897	(99,454)	(14.8)
Discontinued operations	(149,347)	(101,529)	(47,818)	47.1	—	—	—	—

Income before cumulative effect of a change in accounting principle	15,276	100,965	(85,689)	(84.9)	570,443	669,897	(99,454)	(14.8)
Cumulative effect of a change in accounting principle	—	(33,697)	33,697	(100.0)	—	(33,697)	33,697	(100.0)

Net income	$15,276	$67,268	$(51,992)	(77.3)%	$570,443	$636,200	$(65,757)	(10.3)%

	Total Company				Same Store Portfolio

			Change				Change

(Dollars in thousands)	2005	2004	$	%	2005	2004	$	%

Selected Items from Continuing Operators:
Property net operating income(c)	$1,380,659	$1,357,335	$23,324	1.7%	$1,241,521	$1,277,645	$(36,124)	(2.8)%

Deferred rental revenue	$45,667	$56,374	$(10,707)	(19.0)%	$29,605	$50,751	$(21,146)	(41.7)%

Income from early lease terminations	$65,517	$33,139	$32,378	97.7%	$17,825	$28,366	$(10,541)	(37.2)%

Property Operating Margins:(c,d)
With income from early lease terminations	62.2%	63.2%	(1.0)%		61.7%	63.4%	(1.7)%
Without income from early lease terminations	61.0%	62.6%	(1.6)%		61.4%	62.8%	(1.4)%

(a)	Corporate general and administrative expense is not allocated to the Same Store Portfolio because these expenses are not directly incurred in connection with any specific property.

(b)	Interest expense (including amortization of deferred financing costs and prepayment expenses) for the Same Store Portfolio represents interest expense on property secured mortgage debt and does not include interest expense on the unsecured notes or the line of credit.

(c)	Represents segment data. See Note 13 to the financial statements for more information.

(d)	Property operating margins are determined by dividing property operating revenues less real estate taxes, insurance, repairs and maintenance and property operating expenses by property operating revenues. Included in property operating revenues are rental revenue, tenant reimbursements, parking and other income, which includes income from early lease terminations.

Property Operating Revenues
      Property operating revenues in the Same Store Portfolio decreased primarily because of a decrease in income from early lease terminations of approximately $10.5 million and approximately $1.9 million of rent loss in three buildings in New Orleans that were affected by Hurricane Katrina and the effect of the rent roll down. This decrease was partially offset by an increase in occupancy and rent increases. Occupancy increased from 87.7% at the end of 2003 to approximately 89.9% at September 30, 2005.
      Property operating revenues in the Total Company increased primarily because of property acquisitions, developments placed in service and the consolidation of 1301 Avenue of the Americas which increased property operating revenues by approximately $113.7 million. The increase in property operating revenues was partially offset by the partial sales of properties in 2005 and 2004 (which are not classified as discontinued operations), which decreased property revenues by approximately $30.7 million, and the decreases in the Same Store Portfolio, as explained above.

Depreciation and Amortization
      Depreciation and amortization expense in the Same Store Portfolio increased because of capital and tenant improvements placed in service since the beginning of the prior period and an increase in deferred leasing costs.
      Depreciation and amortization expense in the Total Company increased because of property acquisitions, developments placed in service and the consolidation of 1301 Avenue of the Americas which increased depreciation and amortization expense by approximately $29.5 million, and the increases in the Same Store Portfolio, as explained above. The increase was partially offset by the partial sales of properties in 2005 and 2004 (which are not classified as discontinued operations), which decreased depreciation and amortization expense by approximately $6.7 million.

Real Estate Taxes
      Real estate taxes in the Same Store Portfolio decreased primarily due to property tax refunds for properties located in California partially offset by increases in Boston, Chicago and other regions. We anticipate real estate taxes to continue to fluctuate based on changes in property assessments and tax rates.
      Real estate taxes increased in 2005 in the Total Company because of property acquisitions, developments placed in service and the consolidation of 1301 Avenue of the Americas, which increased real estate tax expense by approximately $13.0 million. The increase was partially offset by the partial sale of properties in 2005 and 2004 (which are not classified as discontinued operations), which decreased real estate tax expense by approximately $3.2 million, and the decrease in the Same Store Portfolio, as explained above.

Insurance
      Insurance expense for the Total Company and the Same Store Portfolio increased due to Hurricane Katrina damage to the One Lakeway Center, Two Lakeway Center and Three Lakeway Center office properties of approximately $10.6 million. See Note 10 and 14 to the financial statements for more information.

Repairs and Maintenance
      Repairs and maintenance expense increased in the Same Store Portfolio primarily due to cleaning expense, which increased because of higher contractual rates and increased occupancy, and higher payroll costs for building engineers. Repairs and maintenance expense increased in the Total Company because of increases in the Same Store Portfolio, as explained above, property acquisitions and developments placed in service, which accounted for approximately $7.6 million. This increase was partially offset by the partial sales of properties in 2005 and 2004 (which are not classified as discontinued operations), which decreased repairs and maintenance expense by approximately $5.2 million.

Property Operating
      Property operating expense increased for the Same Store Portfolio primarily due to an increase in utilities expense of approximately $11.7 million due to higher utility rates and increased occupancy, approximately $1.9 million of consulting fees associated with the implementation of a new accounting system and shared services center, severance costs of approximately $1.1 million, and increases in payroll expenses of approximately $9.4 million. Property operating expenses, such as utilities, may continue to increase if utility rates and the occupancy levels of our properties continue to increase. We anticipate that utility costs may increase significantly in the coming quarters when compared to historical costs, a portion of which will be recoverable from tenants.
      Property operating expenses in the Total Company increased because of increases in the Same Store Portfolio, as explained above, and property acquisitions and developments placed in service, which accounted for approximately $10.8 million of the increase, partially offset by the partial sales of properties in 2005 and 2004 of approximately $6.8 million (which are not classified as discontinued operations).

General and Administrative Expenses
      General and administrative expenses for the Total Company increased because of consulting fees, higher payroll expense and expenses related to restricted share awards and stock options.

Impairment
      For a discussion of the impairment charge refer to Note 4 to the financial statements.

Realized Gain on Settlement of Derivatives and Sale of Marketable Securities
      In the third quarter 2004 we sold various securities and recognized an approximate $4.7 million gain. In the second quarter 2004 we settled $500 million of forward-starting interest rate swaps and recognized an approximate $24.0 million gain. The swaps were entered into in 2003 to hedge an anticipated unsecured note offering expected to take place in June 2004, which did not occur.

Interest Expense
      Interest expense in the Same Store Portfolio decreased because of mortgage debt repayments. Interest expense for the Total Company decreased slightly because of the repayment of higher interest rate debt with proceeds from asset sales and the issuance of new debt at lower interest rates. This decrease was partially offset by higher interest expense on variable rate debt and a decrease in capitalized interest expense due to a decrease in development activity (capitalized interest has the effect of reducing overall interest expense). As a result of the settlement of the interest rate swaps during 2005, over 90% of our total debt is currently at a fixed interest rate.

Income from Investments in Unconsolidated Joint Ventures
      Income from investments in unconsolidated joint ventures in the Same Store Portfolio decreased primarily because of a decrease in income from early lease terminations, a decrease in occupancy, the effect of the rent roll down and an increase in interest expense on variable rate debt. The Total Company increased primarily because of the gain on sale of our interest in two properties of approximately $17.4 million which occurred in the second quarter 2005 and the acquisition of a 50% interest in the Yahoo! Center in July 2004, as well as partial sales of 1601 Market, 1700 Market, 201 Mission and 580 California, which accounted for approximately $4.3 million of an increase partially offset by the decrease in the Same Store Portfolio as explained above.

Gains on Sales of Real Estate
      The gain in 2005 of $47.4 million relates to the partial sale of our interests in 201 Mission and 580 California located in San Francisco, California. In accordance with SFAS 144, the net income from these properties, which includes the gain on sale, is not classified as discontinued operations because we maintain an ongoing involvement with the operation of these properties. The gain in 2004 for the Total Company relates to the sale of our approximate 3% interest in the Four Oaks office property located in Houston, Texas.

Discontinued Operations
      Discontinued operations represents the net income of the properties we sold in 2004 and 2005 and also the properties classified as held for sale as of September 30, 2005. See Note 4 to the financial statements for additional information regarding the properties included in discontinued operations.

Cumulative Effect of a Change in Accounting Principle
      Under the provisions of FIN 46(R), we consolidated the assets, liabilities and results of operations of SunAmerica Center effective January 1, 2004, and recorded a cumulative effect of a change in accounting principle resulting in a loss of approximately $33.7 million.

Liquidity and Capital Resources

Liquidity
      Our net cash provided by operating activities is primarily dependent upon the occupancy level of our properties, the rental rates on our leases, the collectibility of rent from our tenants and the level of operating and other expenses. Our net cash provided by operating activities, our lines of credit, and proceeds from asset sales have been our primary sources of liquidity to fund our cash requirements, which include investments made in our properties in the form of capital improvements, tenant improvements and leasing costs, distributions to our shareholders and unitholders, repurchases of our securities, as well as amounts needed for acquisitions and development costs. The impact of asset sales has been significant in 2005 and is further discussed below.
      Our ability to draw upon our lines of credit is dependent in part on our compliance with various financial and other covenants. A material adverse change in our net cash provided by operating activities may affect the financial performance covenants under our lines of credit and unsecured notes. If we fail to meet our financial performance and other various covenants and are unable to reach a satisfactory resolution with our lenders, our lines of credit could become unavailable to us, the maturity dates for our unsecured notes could be accelerated, and the interest charged on the lines of credit could increase. Moody’s, Standard & Poor’s and Fitch provide credit ratings on our unsecured notes and preferred stock. If either Standard & Poor’s or Fitch downgrades our credit ratings, the interest rate charged on our lines of credit will increase. In addition, the interest rate associated with any future financings is likely to be adversely impacted if our credit ratings decline.
      Over the last year we have taken steps to reposition our portfolio for long-term growth. In order to achieve this goal, we have taken advantage of the current strong asset-sale environment and announced a program to dispose of up to approximately $3 billion of assets in non-core markets and non-strategic assets in core markets. During the first nine months of 2005, we sold approximately $2.4 billion of assets comprising approximately 15.6 million square feet. Although we do not currently have a program in place to dispose of more than the announced disposition portfolio, we will continue to take advantage of market opportunities and expect to engage in further sales on an ongoing basis from time to time based on market conditions.
      We have several options for the proceeds from asset sales which include acquiring assets in our core markets, reinvestments in our existing portfolio, debt repayments, distributions to our shareholders, and repurchases of our common shares. Year-to-date through September 30, 2005, we have used proceeds from asset sales, in part, for approximately $1.1 billion in acquisitions, to repay approximately $1.6 billion of mortgage debt and unsecured notes with a weighted average coupon interest rate of 7.4%, and to repurchase approximately 3.0 million Common Shares for a total consideration of $99.7 million and to repurchase approximately 1.7 million Units for approximately $50.7 million.
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
      Reduced rental rates, reduced revenues as a result of asset sales and increased operating expenses have had the effect of reducing our net cash provided by operating activities. In addition, our tenant improvement and leasing costs have increased as compared to historical levels due to competitive market conditions for new and renewal leases. During 2004 and 2005, our net cash provided by operating activities was insufficient by itself to pay all our cash requirements including investments made in our properties in the form of capital improvements, tenant improvement and leasing costs and distributions to our shareholders and unitholders. We funded this shortfall primarily with proceeds from financing activities and asset sales.

      If our net cash from operating activities and our cash requirements, including tenant improvements and leasing costs, continue at these levels, and if our Board of Trustees continues to declare distributions on our Common Shares at current levels, we expect that a shortfall will continue in 2005 and in 2006 and that we will cover the shortfall with proceeds primarily from asset sales and financing activities. Although we anticipate a shortfall during 2005 and 2006, we expect our cash needs will fluctuate throughout the year and are dependent on factors such as the timing of our distributions, our leasing activities and asset dispositions and acquisitions.
      As of September 30, 2005, we had approximately $139 million of secured and unsecured debt maturing in 2005 and $964 million of secured and unsecured debt maturing in 2006, which excludes scheduled principal payments prior to maturity. Because REIT rules for federal income tax purposes require us to distribute 90% of our taxable income, we will not be able to retain sufficient cash to repay all of our debt as it comes due using only cash from operating activities. As a result, we will be required to repay most of our maturing debt with proceeds from asset sales and borrowings, although there can be no assurance that such dispositions or financings at acceptable terms will be available to us.
      We believe that net cash provided by operating activities, draws under our lines of credit, proceeds from other financing sources that we expect to be available to us and proceeds from asset sales will together provide sufficient liquidity to meet our cash needs during 2005 and 2006.

Distributions
      In the third quarter 2005, distributions were paid on the preferred shares as reflected below:

			Distributions

	Quarterly	Annualized	For the	For the
	Distribution	Distribution	three months ended	nine months ended
Security	Per Share	Per Share	September 30, 2005	September 30, 2005

			(Dollars in thousands)
Series B Preferred Shares	$0.65625	$2.625	$3,931	$11,793
Series G Preferred Shares	$0.484375	$1.9375	$4,117	$12,351
      The Board of Trustees declared distributions on Common Shares for the first, second and third quarter at the rate of $.50 per Common Share per quarter.

Contractual Obligations
      As of September 30, 2005, we were subject to certain material contractual payment obligations as described in the table below. We were not subject to any material capital lease obligations.

	Payments Due by Period

		Remainder
	Total	of 2005	2006	2007	2008	2009	Thereafter

	(Dollars in thousands)
Mortgage debt(a)	$1,764,612	$117,720	$287,003	$261,635	$156,712	$563,320	$378,222
Unsecured notes(a)	9,054,751	—	652,924	988,543	489,522	861,957	6,061,805
Lines of Credit(b)	811,000	—	—	—	—	811,000	—
Series B Preferred Shares	299,497	—	—	—	299,497	—	—
Share of mortgage debt of unconsolidated joint ventures	484,073	29,678	52,222	4,005	18,616	11,651	367,901
Consolidated operating lease obligations	1,329,102	5,480	22,217	22,056	22,168	22,224	1,234,957
Unconsolidated operating lease obligations	33,995	141	564	564	564	564	31,598

Total Contractual Obligations	$13,777,030	$153,019	$1,014,930	$1,276,803	$987,079	$2,270,716	$8,074,483

(a)	Balance excludes net discounts and premiums.

(b)	In August 2005, we entered into a new $1.25 billion line of credit that matures in August 2009. The new line of credit replaces the line of credit that was scheduled to mature in 2006.

Fixed-to-Floating Interest Rate Swaps
      See the notes to the financial statements for information on fixed-to-floating interest rate swaps.

Energy Contracts
      In an ongoing effort to control energy costs, from time to time we enter into contracts for the purchase of gas or electricity for properties in states which have deregulated energy markets. Typically, the terms of the contracts range from of one to three years. Although all or a portion of the commodity price under these contracts is generally fixed, the amounts actually expended under these contracts will vary in accordance with actual energy usage or the timing of energy usage during the period. Our failure to purchase the amount of energy for which we have contractual commitments could result in penalties, depending on market conditions, some of which could be significant.

Off-Balance Sheet Arrangements
      We do not have any off-balance sheet arrangements with any unconsolidated investments or joint ventures that we believe have or are reasonably likely to have a material effect on our financial condition, results of operations, liquidity or capital resources.

Property Acquisitions
      See Note 14 to the financial statements for information regarding any commitments to acquire properties.

Debt Financing

Consolidated Debt
      The table below summarizes our consolidated mortgage debt, unsecured notes and line of credit indebtedness:

	September 30,	December 31,
(Dollars in thousands)	2005	2004

Balance (includes discounts and premiums):
Fixed rate:
Mortgage debt	$1,752,908	$2,502,871
Unsecured notes	8,786,776	8,439,016

Total	10,539,684	10,941,887

Variable rate:
Mortgage debt	—	106,196
Unsecured notes and lines of credit(a)	1,056,000	1,761,376

Total	1,056,000	1,867,572

Total	$11,595,684	$12,809,459

Percent of total debt:
Fixed rate	90.9%	85.4%
Variable rate(a)	9.1%	14.6%

Total	100.0%	100.0%

Effective interest rate at end of period:
Fixed rate:
Mortgage debt	7.53%	7.80%
Unsecured notes	6.80%	6.87%

Effective interest rate	6.92%	7.09%

Variable rate:
Mortgage debt	—	5.53%
Unsecured notes and lines of credit	4.42%	3.75%

Effective interest rate	4.42%	3.85%

Total	6.70%	6.61%

(a)	The variable rate debt as of December 31, 2004 included $1.0 billion of fixed rate unsecured notes that were converted to variable rates through several interest rate swaps entered into in March 2004. These swaps were terminated at different times during the nine months ended September 30, 2005. The interest rates for the remaining variable rate debt are based on various spreads over LIBOR.

Mortgage Debt
      During the nine months ended September 30, 2005, the following transactions occurred:

(Dollars in thousands)

Balance at December 31, 2004(a)	$2,622,750
Scheduled principal amortization prior to maturity	(19,324)
Repayment of debt encumbering the following properties:
Sixty State Street	(71,962)
Island Corporate Center	(12,312)
San Mateo BayCenter II	(9,520)
1740 Technology	(15,684)
One Market	(171,689)
Central Park	(55,030)
Repaid upon sale of property (see Note 4)	(13,386)
Assumed through property acquisitions (see Note 3)	44,975
Washington Mutual Tower refinancing(b)	150

Balance at June 30, 2005(a)	2,298,968
Scheduled principal amortization prior to maturity	(8,011)
Assumption of debt encumbering the 1301 Avenue of the Americas property	(526,345)

Balance at September 30, 2005(a)	$1,764,612

(a)	Excludes net discounts on mortgage debt.

(b)	We refinanced the mortgage debt encumbering the Washington Mutual Tower office property. The new mortgage has a principal balance of approximately $79.25 million, bears interest at a fixed coupon rate of 4.55% and matures in June 2010. The prior mortgage had a principal balance of approximately $79.1 million, bore interest at a fixed coupon rate of 7.53% and was scheduled to mature in November 2005. The effective interest rate on the new debt is 4.56% as compared to 7.77% on the prior mortgage.
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

Lines of Credit

$1.25 Billion Revolving Credit Facility
      In August 2005, we entered into a $1.25 billion revolving line of credit facility, bearing interest at LIBOR plus 47.5 basis points plus an annual facility fee of 15 basis points and maturing in August 2009. We have one option to extend the maturity date for an additional 12-month period. The extension fee is equal to 15 basis points on $1.25 billion, or $1.875 million. The previously existing $1.0 billion line of credit scheduled to mature in May 2006 terminated in August 2005 effective with the first funding of the new $1.25 billion line of credit. As of September 30, 2005, $811.0 million was outstanding under this facility.
      We use our line of credit, together with net cash provided by operating activities and asset sales, to fund investments in our properties in the form of capital improvements, tenant improvement and leasing costs, distributions to our shareholders and unitholders, financing and investing activities and for other general working capital purposes. As a result of the nature and timing of the draws, the outstanding balance on our line of credit is subject to ongoing fluctuation and amounts outstanding under the line of credit may from time to time be significant. We consider all such borrowings to be in the ordinary course of our business and expect fluctuations in the outstanding balance under the line of credit.

Term Loan Facility
      In February 2005, we obtained a $250 million unsecured term loan facility, which bore interest at LIBOR plus 35 basis points (the spread was subject to change based on our credit rating) and was scheduled to mature in February 2006. We repaid and terminated the term loan facility in July 2005.

Unsecured Notes
      During the nine months ended September 30, 2005, we repaid $675.0 million of unsecured notes upon their maturity and issued approximately $39.0 million of unsecured notes.

      The table below summarizes the unsecured notes outstanding as of September 30, 2005:

	Coupon	Effective
Original Term	Rate	Rate (a)	Principal Balance	Maturity Date

	(Dollars in thousands)
Fixed interest rate:
6 Years	8.38%	7.65%	$500,000	3/15/06
9 Years	7.44%	7.74%	50,000	9/01/06
10 Years	7.13%	6.74%	100,000	12/01/06
9 Years	7.00%	6.80%	1,500	2/02/07
9 Years	6.88%	6.83%	25,000	4/30/07
9 Years	6.76%	6.76%	300,000	6/15/07
10 Years	7.41%	7.70%	50,000	9/01/07
7 Years	7.75%	7.91%	600,000	11/15/07
10 Years	6.75%	6.97%	150,000	1/15/08
10 Years	6.75%	7.01%	300,000	2/15/08
10 Years	6.80%	6.94%	500,000	1/15/09
10 Years	7.25%	7.14%	200,000	5/01/09
11 Years	7.13%	6.97%	150,000	7/01/09
10 Years	8.10%	8.22%	360,000	8/01/10
6 Years	4.65%	4.81%	800,000	10/01/10
10 Years	7.65%	7.20%	200,000	12/15/10
10 Years	7.00%	6.83%	1,100,000	7/15/11
10 Years	6.75%	7.02%	500,000	2/15/12
10 Years	5.88%	5.98%	500,000	1/15/13
10 Years(b)	4.75%	5.54%	1,000,000	3/15/14
20 Years	7.88%	8.08%	25,000	12/01/16
20 Years	7.35%	8.08%	200,000	12/01/17
20 Years	7.25%	7.54%	250,000	2/15/18
30 Years	7.50%	8.24%	150,000	10/01/27
30 Years	7.25%	7.31%	225,000	6/15/28
30 Years	7.50%	7.55%	200,000	4/19/29
30 Years	7.88%	7.94%	300,000	7/15/31
EOP InterNotes(c)	4.29%	4.55%	73,251	11/15/06- 9/15/11

Total/ Weighted Average Unsecured Fixed Rate notes	6.68%	6.80%	8,809,751

Variable Interest rate:
6 Years	4.10%	4.23%	200,000	10/01/10
10 Years	4.64%	4.74%	45,000	05/27/14

Total/ Weighted Average Unsecured Variable Rate Notes	4.20%	4.33%	245,000

Total/ Weighted Average	6.61%	6.74%	9,054,751

Net Discount			(22,975)

Total			$9,031,776

(a)	Includes the effect of settled interest rate protection and interest rate swaps, offering and transaction costs and premiums and discounts.

(b)	In March 2004, we entered into interest rate swap agreements that effectively converted these notes to a variable interest rate based on the 6-month LIBOR rate. $250 million of the interest rate swaps were terminated during June 2005 and the remaining $750 million were terminated in September 2005. The termination of the swaps effectively converted the notes back to a fixed interest rate.

(c)	The rates shown are weighted average rates. The coupon rates on the EOP InterNotes range from 3.30% to 5.25%. Including all offering expenses, the all-in effective rates of the EOP InterNotes range from 3.61% to 5.46%.
      As of September 30, 2005, approximately $2.1 billion was available for issuance under two previously filed shelf registration statements totaling $7.0 billion.

Restrictions and Covenants under Unsecured Indebtedness
      The terms of our line of credit and unsecured notes contain various financial covenants which require satisfaction of certain ratios including total debt-to-total assets, secured debt-to-total assets, debt service coverage ratios, unencumbered asset to unsecured debt as well as other limitations. As of September 30, 2005, we believe we were in compliance with each of these financial covenants. If we fail to comply with any of these covenants, the indebtedness could become due and payable before its stated due date.
      Set forth below are the financial covenants to which we are subject under our unsecured note indentures and our performance under each covenant as of September 30, 2005:

Covenants(a) (in each case as defined in the respective indenture)	Actual Performance

Debt to Adjusted Total Assets may not be greater than 60%	48%
Secured Debt to Adjusted Total Assets may not be greater than 40%	9%
Consolidated Income Available for Debt Service to Annual Debt Service Charge may not be less than 1.50:1	2.3
Total Unencumbered Assets to Unsecured Debt may not be less than 150%(a)	211%

(a)	The unsecured notes we assumed in the merger with Spieker Properties, Inc., of which approximately $1.2 billion are still outstanding at September 30, 2005, are subject to a minimum ratio of 165%.

Equity Securities
      The following table presents the changes in our issued and outstanding Common Shares and EOP Partnership’s Units (exclusive of Units owned by us) since December 31, 2004:

	Common Shares	Units	Total

Outstanding at December 31, 2004	403,842,441	47,494,701	451,337,142
Issued upon exercise of share options	4,523,769	—	4,523,769
Repurchased and retired under our open market repurchase program (at an average purchase price of $30.04 per share)	(29,100)	—	(29,100)
Repurchased and retired under our Supplemental Retirement Savings Plan (at an average purchase price of $31.26 per share)	(220,176)	—	(220,176)
Repurchased in 2004 under our Supplemental Retirement Savings Plan, but retired in 2005 (at an average purchase price of $29.63 per share)	(25,728)	—	(25,728)
Units redeemed for Common Shares	1,163,525	(1,163,525)	—
Units redeemed for cash	—	(1,657,098)	(1,657,098)
Restricted shares issued, net of cancellations	781,567	—	781,567
Issued upon conversion of 70 Series B Preferred Shares	98	—	98
Units issued in connection with a property acquisition (see Note 3 to the financial statements)	—	108,190	108,190
Common Shares issued as compensation for Board of Trustees fees	4,687	—	4,687

Outstanding at June 30, 2005	410,041,083	44,782,268	454,823,351
Issued upon exercise of share options	602,650	—	602,650
Repurchased and retired under our open market repurchase program (at an average purchase price of $32.89 per share)	(3,004,700)	—	(3,004,700)
Repurchased and retired under our Supplemental Retirement Savings Plan (at an average purchase price of $35.06 per share)	(20,896)	—	(20,896)
Units redeemed for Common Shares	951,390	(951,390)	—
Restricted share cancellations, net of restricted shares issued	(39,703)	—	(39,703)
Common Shares issued as compensation for Board of Trustees fees	7,359	—	7,359

Outstanding at September 30, 2005	408,537,183	43,830,878	452,368,061

Market Risk
      Since December 31, 2004 there were no material changes in the information regarding market risk that was provided in the Form 10-K for the year ended December 31, 2004 except for the termination of our fixed to floating interest rate swaps in the notional amount of $1.0 billion. For information on the fixed-to-floating interest rate swaps see the notes to the financial statements.

Capital Improvements, Tenant Improvements and Leasing Costs

Capital Improvements
      Significant renovations and improvements, which improve or extend the useful life of our properties are capitalized. We categorize these capital expenditures as follows:

•	Capital Improvements — costs for improvements that enhance the value of the property such as lobby renovations, roof replacement, significant renovations for Americans with Disabilities Act compliance, chiller replacement and elevator upgrades.

•	Development and Redevelopment Costs — costs associated with the development or redevelopment of a property including tenant improvements, leasing costs, capitalized interest and operating costs incurred during completion of the property and incurred while the property is made ready for its intended use.
      The table below shows the costs incurred for each type of improvement.

	For the three months ended September 30,

	2005		2004

		Unconsolidated		Unconsolidated
	Consolidated	Properties	Consolidated	Properties
(Dollars in thousands)	Properties	(our share)	Properties	(our share)

Capital Improvements:
Capital improvements	$12,411	$1,596	$6,305	$1,034
Development costs	1,977	—	1,599	—
Redevelopment costs	—	—	901	—

Total capital improvements	$14,388	$1,596	$8,805	$1,034

	For the nine months ended September 30,

	2005		2004

		Unconsolidated		Unconsolidated
	Consolidated	Properties	Consolidated	Properties
(Dollars in thousands)	Properties	(our share)	Properties	(our share)

Capital Improvements:
Capital improvements	$28,376	$3,683	$27,794	$2,811
Development costs	6,672	—	44,127	—
Redevelopment costs	—	—	1,257	—

Total capital improvements	$35,048	$3,683	$73,178	$2,811

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

	For the three months ended September 30,

	2005			2004

			Total Cost Per			Total Cost per
			Square Foot			Square Foot
(Dollars in thousands)	Total Costs		Leased	Total Costs		Leased

Consolidated Properties:
Office Properties:
Renewals	$22,329		$11.00	$26,304		$15.13
Retenanted	77,614		25.94	73,702		27.04

Total/Weighted Average	99,943		19.90	100,006		22.40

Unconsolidated Joint Ventures:
Renewals	922	(a)	21.33	1,096	(a)	16.49
Retenanted	7,109	(a)	38.41	3,321	(a)	42.26

Total/ Weighted Average	8,031	(a)	35.18	4,417	(a)	30.45

Total/ Weighted Average	$107,974		$20.57	$104,423		$22.66

	For the nine months ended September 30,

	2005			2004

			Total Cost Per			Total Cost per
			Square Foot			Square Foot
(Dollars in thousands)	Total Costs		Leased	Total Costs		Leased

Consolidated Properties:
Office Properties:
Renewals	$92,159		$13.44	$72,527		$11.10
Retenanted	183,399		23.55	192,608		24.05

Total/ Weighted Average	275,558		18.82	265,135		18.23

Unconsolidated Joint Ventures:
Renewals	2,048	(a)	13.31	9,794	(a)	20.03
Retenanted	23,204	(a)	40.75	9,827	(a)	31.25

Total/ Weighted Average	25,252	(a)	34.91	19,621	(a)	24.42

Total/Weighted Average	$300,810		$19.57	$284,756		$18.56

(a)	Represents our share of unconsolidated joint ventures tenant improvements and leasing costs for office properties.
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

	For the
	three months ended
	September 30,

(Dollars in thousands)	2005	2004

Capital improvements	$12,411	$6,305
Tenant improvements and leasing costs:
Office properties	99,943	100,006
Industrial properties	—	1,502
Expenditures for corporate furniture, fixtures and equipment, software, leasehold improvements and other	8,839	1,477

Subtotal	121,193	109,290
Development costs	1,977	1,599
Redevelopment costs	—	901
Timing differences	7,498	13,328

Total capital improvements, tenant improvements and leasing costs	$130,668	$125,118

Selected items from the consolidated statements of cash flows:
Capital and tenant improvements	$90,945	$91,973
Lease commissions and other costs	39,723	33,145

Total	$130,668	$125,118

	For the
	nine months ended
	September 30,

(Dollars in thousands)	2005	2004

Capital improvements	$28,376	$27,794
Tenant improvements and leasing costs:
Office properties	275,558	265,135
Industrial properties	—	4,440
Expenditures for corporate furniture, fixtures and equipment, software, leasehold improvements and other	16,823	7,029

Subtotal	320,757	304,398
Development costs	6,672	44,127
Redevelopment costs	—	1,257
Timing differences	7,952	79,760

Total capital improvements, tenant improvements and leasing costs	$335,381	$429,542

Selected items from the consolidated statements of cash flows:
Capital and tenant improvements	$241,908	$335,522
Lease commissions and other costs	93,473	94,020

Total	$335,381	$429,542

Developments
      We directly own the following properties which are under development. These developments are funded by working capital and our line of credit. Specifically identifiable direct acquisition, development and construction costs were capitalized, including salaries and related costs, real estate taxes and interest incurred in developing the property. All figures stated below are as of September 30, 2005.

	Estimated
	Placed in				Costs	Total
	Service		Number of	Square	Incurred	Estimated
Property	Date(a)	Location	Buildings	Feet	To Date	Costs(b)

					(Dollars in thousands)
Summit at Douglas Ridge II	Q2 2005	Roseville, CA	1	93,349	$18,978	$22,995
Kruse Oaks II(c)	Q4 2006	Portland, OR	1	103,000	1,918	20,923
Bridge Pointe Corporate Center III	Q4 2006	San Diego, CA	2	150,000	5,663	36,291
1095 Avenue of the Americas(d)	Q3 2007	New York, NY	1	1,020,000	505,872	693,060

			5	1,366,349	$532,431	$773,269

(a)	The Estimated Placed in Service Date represents the date the certificate of occupancy was or is currently anticipated to be obtained. Subsequent to obtaining the certificate of occupancy, the property is expected to undergo a lease-up period.

(b)	The Total Estimated Costs represent 100% of the development’s estimated costs, including the acquisition cost of the land and building, if any. The Total Estimated Costs are subject to change upon, or prior to, the completion of the development and include amounts required to lease the property.

(c)	The land underlying this development is owned by a third party which we lease under a ground lease agreement.

(d)	On September 29, 2005 we acquired approximately 79% or 1,020,000 square feet, of 1095 Avenue of the Americas. Verizon, the sole tenant, currently occupies approximately 96.8% of the property and will be moving out in phases throughout 2006. We will redevelop the property as Verizon vacates the premises, and we anticipate the redevelopment to be completed in Q3 2007.
      In addition to the developments described above, we own or have under option various land parcels available for development or for sale. These sites represent possible future development of up to approximately 12 million square feet of office space. These developments will be impacted by the timing and likelihood of success of the entitlement processes, both of which are uncertain. These various sites include, among others: Russia Wharf, Boston, MA; Reston Town Center, Reston, VA; Dulles Station, Herndon, VA; Prominence in Buckhead, Atlanta, GA; Perimeter Center, Atlanta, GA; Tabor Center, Denver, CO; La Jolla Centre, San Diego, CA; Orange Center, Orange, CA; Skyport Plaza, San Jose, CA; Foundry Square, San Francisco, CA; Station Landing, Walnut Creek, CA; City Center Bellevue, Bellevue, WA; 8th Street, Bellevue, WA; 175 Wyman, Waltham, MA; Parkshore Plaza, Folsom, CA; Commerce Plaza, Oakbrook, IL; and First and Main, Portland, OR.
      There are no unconsolidated joint venture properties under development as of September 30, 2005.
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

Cash Flows
      The table below summarizes the changes in our cash and cash equivalents as a result of operating, investing and financing activities for the following periods:

	For the		For the
	three months ended		nine months ended
	September 30,		September 30,

(Dollars in thousands)	2005	2004	2005	2004

Cash and cash equivalents at the beginning of the period	$615,997	$74,817	$107,126	$69,398
Net cash provided by operating activities	317,245	301,009	785,573	867,740
Net cash provided by (used for) investing activities	104,235	(498,338)	1,039,445	(641,563)
Net cash (used for) provided by financing activities	(891,564)	246,932	(1,786,231)	(171,155)

Cash and cash equivalents at the end of the period	$145,913	$124,420	$145,913	$124,420

Operating Activities
      Cash provided by operating activities depends primarily on cash generated from lease payments from tenants in our properties. The decrease in net cash provided by operating activities in the nine month comparison is primarily due to reduced revenues as a result of asset sales and an increase in operating expenses. In addition, cash provided by operating activities in 2004 includes the collection of notes receivable and decreases in prepaid expenses in the prior period.

Investing Activities
      Net cash provided by and used for investing activities reflects the net impact of acquisitions and dispositions of properties and expenditures for investments made in our properties in the form of capital improvements, tenant improvements and lease costs. We also received amounts from escrow deposits representing proceeds from property dispositions.

Financing Activities
      Net cash used for and provided by financing activities generally includes cash provided by or used for debt transactions, distributions to our common and preferred shareholders and repurchases of our securities.
Additional Items for 2005

Distributions Payable
      Distributions payable increased by approximately $226.1 million to $228.8 million at September 30, 2005 compared to $2.7 million at December 31, 2004 because of the accrual for Common Share and Unit distributions declared during the current quarter but not paid in the current quarter.
Critical Accounting Policies and Estimates
      Refer to our 2004 Annual Report on Form 10-K for a discussion of our critical accounting policies, which includes allowance for doubtful accounts, impairment of long-lived assets, depreciation and amortization, and the fair value of financial instruments. There have been no material changes to these policies in 2005.
Subsequent Events
      See the notes to the financial statements for transactions that occurred subsequent to September 30, 2005.

Funds From Operations (“FFO”)
      FFO is a non-GAAP financial measure. We believe FFO, as defined by the Board of Governors of the National Association of Real Estate Investment Trusts (“NAREIT”), to be an appropriate measure of performance for an equity REIT, for the reasons, and subject to the qualifications, specified below.
      The following table reflects the reconciliation of FFO to net income (loss), the most directly comparable GAAP measure, for the periods presented:

	For the three months ended September 30,

	2005		2004

		Per Weighted		Per Weighted
(Dollars in thousands, except per share amounts)	Dollars	Average Share(b)	Dollars	Average Share(b)

Reconciliation of net income (loss) to FFO(a):
Net income (loss)	$102,446	$0.25	$(120,279)	$(0.30)
Adjustments:
Plus real estate related depreciation and amortization less gains and losses on sales of real estate, including our share of those items from unconsolidated joint ventures and adjusted for minority interests’ share in partially owned properties	123,233	0.30	194,048	0.48
Less minority interests in EOP Partnership share of the above adjustment	(12,006)	(0.03)	(20,583)	(0.05)

FFO	213,673	0.52	53,186	0.13
Preferred distributions	(8,700)	(0.02)	(8,701)	(0.02)

FFO available to common shareholders — basic	$204,973	$0.50 (c)	$44,485	$0.11 (c)

	Net Income	FFO		Net Income	FFO

Adjustments to arrive at FFO available to common shareholders plus assumed conversions:
Net income (loss) and FFO	$102,446	$213,673		$(120,279)	$53,186
Preferred distributions	(8,700)	(8,700)		(8,701)	(8,701)

Net income (loss) and FFO available to common shareholders	93,746	204,973		(128,980)	44,485
Net income (loss) allocated to minority interests in EOP Partnership	10,711	10,711		(15,628)	(15,628)
Minority interests in EOP Partnership share of the above adjustment	—	12,006		—	20,583

Net income (loss) and FFO available to common shareholders plus assumed conversions	$104,457	$227,690		$(144,608)	$49,440

Weighted average Common Shares and dilutive potential common shares	457,343,521	457,343,521		450,420,567	450,420,567

Net income (loss) and FFO available to common shareholders plus assumed conversions per share	$0.23	$0.50	(c)	$(0.32)	$0.11 (c)

	Common Shares and common share equivalents

Weighted average Common Shares outstanding (used for both net income (loss) and FFO basic per share calculation)	408,511,485	400,956,118
Effect of dilutive potential common shares:
Units	44,335,877	47,810,787
Share options and restricted shares	4,496,159	1,653,662

Weighted average Common Shares and dilutive potential common shares used for net income (loss) available to common shareholders and the calculation of FFO available to common shareholders	457,343,521	450,420,567

	For the nine months ended September 30,

	2005		2004

		Per Weighted		Per Weighted
(Dollars in thousands, except per share amounts)	Dollars	Average Share(b)	Dollars	Average Share(b)

Reconciliation of net income to FFO(a):
Net income	$15,276	$0.04	$67,268	$0.17
Adjustments:
Plus real estate related depreciation and amortization less gains and losses on sales of real estate, including our share of those items from unconsolidated joint ventures and adjusted for minority interests’ share in partially owned properties	439,271	1.08	577,940	1.44
Plus cumulative effect of a change in accounting principle	—	—	33,697	0.08
Less minority interests in EOP Partnership share of the above adjustments	(44,228)	(0.11)	(65,619)	(0.16)

FFO	410,319	1.01	613,286	1.53
Preferred distributions	(26,102)	(0.06)	(30,393)	(0.08)

FFO available to common shareholders — basic	$384,217	$0.95 (c)	$582,893	$1.46 (c)

	Net Income	FFO	Net Income	FFO

Adjustments to arrive at FFO available to common shareholders plus assumed conversions:
Net income and FFO	$15,276	$410,319	$67,268	$613,286
Preferred distributions	(26,102)	(26,102)	(30,393)	(30,393)

Net (loss) income and FFO available to common shareholders	(10,826)	384,217	36,875	582,893
Net (loss) income allocated to minority interests in EOP Partnership	(1,212)	(1,212)	4,431	4,431
Minority interests in EOP Partnership share of the above adjustments	—	44,228	—	65,619

Net (loss) income and FFO available to common shareholders plus assumed conversions	$(12,038)	$427,233	$41,306	$652,943

Weighted average Common Shares and dilutive potential common shares	455,370,659	455,370,659	450,801,177	450,801,177

Net (loss) income and FFO available to common shareholders plus assumed conversions per share	$(0.03)	$0.94 (c)	$0.09	$1.45	(c)

	Common Shares and common share equivalents

Weighted average Common Shares outstanding (used for both net income and FFO basic per share calculation)	405,866,866	400,534,299
Effect of dilutive potential common shares:
Units	45,682,227	48,365,813
Share options and restricted shares	3,821,566	1,901,065

Weighted average Common Shares and dilutive potential common shares used for net (loss) income available to common shareholders and the calculation of FFO available to common shareholders	455,370,659	450,801,177

(a)	FFO is a non-GAAP financial measure. The most directly comparable GAAP measure is net income, to which it is reconciled. See definition below.

(b)	FFO per share may not total the sum of the per share components in the reconciliation due to rounding.

(c)	FFO for the three months ended September 30, 2005 and September 30, 2004 includes approximately $3.5 million and $229.2 million of non-cash charges relating to properties sold and properties we intend to sell, which is equivalent to $0.01 per share and $0.51 per share on a diluted basis, respectively. FFO for the nine months ended September 30, 2005 and September 30, 2004 includes approximately $384.1 million and $229.2 million of non-cash charges relating to properties sold and properties we intend to sell, which is equivalent to $0.84 per share and $0.51 per share on a diluted basis, respectively. These charges are not added back to net income when calculating FFO.
FFO Definition:
      FFO is defined as net income (loss), computed in accordance with accounting principles generally accepted in the United States (“GAAP”), excluding gains and losses from sales of properties (but not impairments and provisions for losses on properties held for sale), plus real estate related depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. Adjustments for unconsolidated partnerships and joint ventures are calculated to reflect FFO on the same basis. We believe that FFO is helpful to investors as one of several measures of the performance of an equity REIT. We further believe that by excluding the effect of depreciation, amortization and gains and losses from sales of real estate, all of which are based on historical costs and which may be of limited relevance in evaluating current performance, FFO can facilitate comparisons of operating performance between periods and between other equity REITs. Investors should review FFO, along with GAAP net income (loss) when trying to understand an equity REIT’s operating performance. We compute FFO in accordance with standards established by the Board of Governors of the National Association of Real Estate Investment Trusts (“NAREIT”), which may not be comparable to FFO reported by other equity REITs that do not define the term in accordance with the current NAREIT definition or that interpret the current NAREIT definition differently than we do. FFO does not represent cash generated from operating activities in accordance with GAAP, nor does it represent cash available to pay distributions and should not be considered as an alternative to net income (loss), determined in accordance with GAAP, as an indication of our financial performance, or to cash flow from operating activities, determined in accordance with GAAP, as a measure of our liquidity, nor is it indicative of funds available to fund our cash needs, including our ability to make cash distributions.

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
      During the third quarter of 2005, we began the consolidation of our enterprise-wide accounts receivable processing function into a centralized shared services environment. We expect that this consolidation process will continue into the first quarter of 2006. Beginning fourth quarter 2005, we expect to implement an upgrade to our financial and accounting systems software that will affect primarily our processing of accounts receivable and our lease administration function. The implementation of these systems upgrades and the migration to shared services will likely have a material effect on our internal control over financial reporting, but are not in response to an identified significant control deficiency or material weakness. While we believe that these changes will improve and strengthen our overall system of internal control, we recognize that there are inherent risks associated with implementing changes of this magnitude. We expect to modify our system of internal control over financial reporting for the impact of these planned system upgrades and structural changes, and ensure that our controls, as modified, are designed appropriately and operating effectively.

Part II — OTHER INFORMATION

Item 1.	Legal Proceedings.
      Legal proceedings are incorporated herein by reference from “Item 1. — Financial Statements — Note 14 — Commitments and Contingencies.”

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
      The following table summarizes repurchases of our Common Shares during the third quarter 2005:

			Total Number of
			Shares Purchased	Dollar Value of Shares
			as Part of Publicly	that May Yet be
	Total Number of	Average Price Paid	Announced Plans	Purchased Under the
Period	Shares Purchased (a)	Per Share (a)	or Programs (b)	Plans or Programs (c)

July 1 – 31	—	$—	—	$506,239,415
August 1 – 31	95,903	32.44	95,903	$504,014,978
September 1 – 30	2,963,425	32.93	2,963,425	$407,512,786

Third quarter 2005	3,059,328	$32.91	3,059,328

(a)	Of the Common Shares repurchased during the third quarter 2005, 20,896 represent Common Shares repurchased under our Supplemental Retirement Savings Plan, and 16,761 represent Common Shares repurchased in the open market to fund Common Shares purchased under our 1997 Employee Share Purchase Plan. In addition, 3,004,700 represent Common Shares repurchased in the open market under our open market repurchase program, and 7,359 represent Common Shares repurchased in the open market to fund fees paid in Common Shares to each of our nonemployee trustees, except Mr. Zell. The remaining 9,612 Common Shares repurchased represent Common Shares surrendered to Equity Office to satisfy tax withholding obligations in connection with the vesting of restricted stock.

(b)	Under our repurchase program announced in July 2002, we may repurchase in open market purchases or privately-negotiated transactions up to $1.1 billion of our Common Shares through May 31, 2006. We also announced in May 2004 that we may repurchase Common Shares from time to time to fund our employee benefit programs, including the 1997 Employee Share Purchase Plan and Supplemental Retirement Savings Plan. Such repurchases are not considered part of our open market repurchase program.

(c)	This dollar value relates to the $1.1 billion authorized open market repurchase program only. The number of Common Shares that may yet be repurchased in the open market to fund shares purchased under our 1997 Employee Share Purchase Plan, as amended, was 1,374,985 at July 31, 2005 and August 31, 2005 and 1,358,224 at September 30, 2005.

Item 6.	Exhibits.
      The exhibits required by this item are set forth on the Exhibit Index attached hereto.

SIGNATURES
      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EQUITY OFFICE PROPERTIES TRUST
Date: November 9, 2005

/s/RICHARD D. KINCAID

Richard D. Kincaid
President and Chief Executive Officer
Date: November 9, 2005

/s/MARSHA C. WILLIAMS

Marsha C. Williams
Executive Vice President and
Chief Financial Officer

EXHIBIT INDEX

Exhibit
No.	Description	Location

4.1	Indenture, dated August 29, 2000, by and between EOP Operating Limited Partnership and U.S. Bank National Association (formerly known as U.S. Bank Trust National Association)	Incorporated by reference to Exhibit 4.1 to EOP Operating Limited Partnership’s Registration Statement on Form S-3, as amended (SEC File No. 333-43530)
4.2	First Supplemental Indenture, dated June 18, 2001, among EOP Operating Limited Partnership, Equity Office and U.S. Bank National Association (formerly known as U.S. Bank Trust National Association)	Incorporated by reference to Exhibit 4.2 to Equity Office’s Registration Statement on Form S-3, as amended (SEC File No. 333-58976)
4.3	New Trustee Appointment Agreement, dated June 10, 2004, among EOP Operating Limited Partnership, Equity Office and BNY Midwest Trust Company	Incorporated by reference to Exhibit 4.5 to the Current Report on Form 8-K of EOP Operating Limited Partnership filed with the SEC on June 15, 2004
4.4	Form of Medium-Term InterNote (Fixed Rate) and related Guarantee	Incorporated by reference to Exhibit 4.3 to the Current Report on Form 8-K of EOP Operating Limited Partnership filed with the SEC on June 15, 2004
4.5	Schedule of Medium-Term InterNotes (Fixed Rate) issued from July 1, 2005 to September 30, 2005	Incorporated by reference to Exhibit 4.5 to EOP Operating Limited Partnership’s 2005 Third Quarter Form 10-Q
12.1	Statement of Computation of Ratio of Earnings to Fixed Charges	Filed herewith
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended	Filed herewith
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended	Filed herewith
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith