Form 10-K
period 2005-12-31
EQUITY OFFICE PROPERTIES TRUST
filed 2006-03-15
CIK 1038339

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)
☒   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2005
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
(None)
      Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.     Yes ☒          No ☐
      Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.     Yes ☐          No ☒
      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☒          No ☐
      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☐
      Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐
      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes ☐          No ☒
      The aggregate market value of the Common Shares held by non-affiliates of the registrant as of June 30, 2005 (the last business day of the registrant’s most recently completed second fiscal quarter) was $12.9 billion based on the reported closing sale price per Common Share on the New York Stock Exchange of $33.10.
      On February 28, 2006, 371,313,013 Common Shares were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
      Portions of the registrant’s proxy statement for the annual shareholders’ meeting to be held in 2006 are incorporated by reference into Part III. We expect to file our proxy statement within 120 days after December 31, 2005.

EQUITY OFFICE PROPERTIES TRUST

PART I

Item 1.	Business.
EQUITY OFFICE
      Equity Office Properties Trust (“Equity Office”) is the largest publicly traded owner and manager of office properties in the United States. The use of the word “we”, “us”, or “our” in this Form 10-K refers to Equity Office and its subsidiaries, including EOP Operating Limited Partnership (“EOP Partnership”), except where the context otherwise requires. We own, manage, lease and develop office properties. At December 31, 2005, we had a national office portfolio comprised of whole or partial interests in 622 office buildings located in 16 states and the District of Columbia. We own premium quality office buildings. Based on our Effective Office Portfolio (as defined below), which consists of 101.7 million square feet, 39.4% and 60.6% of our properties are located in central business districts and suburban locations, respectively. At December 31, 2005, we owned buildings in 22 markets and 101 submarkets, including our 17 core markets which are:
Atlanta
Austin
Boston
Chicago
Denver
Los Angeles
New York
Oakland/East Bay
Orange County
Portland
Sacramento
San Diego
San Francisco
San Jose
Seattle
Stamford
Washington, D.C.
      We believe our core markets generally offer the following: a strong opportunity for us to be a market leader; an ability to leverage our operating platform; sufficient market size for us to achieve scale and grow; an intellectual and cultural infrastructure; and a highly educated workforce.
      We operate our properties using a portfolio-based model as compared to many real estate owners who operate on a property-by-property basis. We believe this approach allows us to operate efficiently while providing a high level of service to our tenants. Our market concentrations enable us to provide a wide range of office solutions to tenants who have local, regional and national office space needs.
      Equity Office is a Maryland real estate investment trust (“REIT”) and the sole general partner of EOP Partnership, a Delaware limited partnership. We were organized in 1996 and began operations in 1997. We own substantially all of our assets and conduct substantially all of our operations through EOP Partnership and its subsidiary entities. As of December 31, 2005, Equity Office owned 89.7% of EOP Partnership through our ownership of partnership units in EOP Partnership (“Units”). The remaining Units in EOP Partnership are held by various limited partners who have the right to require redemption of their Units at any time from Equity Office.
      Our internet website is www.equityoffice.com. Our filings with the SEC are provided to the public on this website, free of charge, as soon as reasonably practicable after such material is electronically filed with, or furnished to, the SEC. Our corporate governance guidelines, codes of business conduct and ethics and charters for our various board committees are available on our website and in print to any shareholder who requests such documentation. In addition, the SEC maintains an internet website that contains reports, proxy and information statements, and other information regarding issuers, including Equity Office, that file electronically with the SEC at www.sec.gov.
Office Properties
      As of December 31, 2005, we owned whole or partial interests in 622 office properties comprising 111.5 million square feet in 16 states and the District of Columbia (“Total Office Portfolio”). After excluding the partial interests owned by our joint venture partners, our share of the Total Office Portfolio is 101.7 million square feet and is referred to as our “Effective Office Portfolio.” Our Effective Office Portfolio represents our economic interest in the office properties from which we derive the net income we recognize in accordance with GAAP. The Effective Office Portfolio square feet of 101.7 million has not been reduced to reflect our minority interest partners’ share of EOP Partnership. Properties that have been taken out of service and properties under development are not included in these property statistics. Throughout this Form 10-K we disclose information for both the Total Office Portfolio and the Effective Office Portfolio. The table below shows, in summary, the property statistics for each portfolio as of December 31, 2005.

		Total Office Portfolio		Effective Office Portfolio

	Number of	Occupied		Occupied
	Buildings	Square Feet	Square Feet	Square Feet	Square Feet

Wholly-Owned Properties	562	77,309,801	85,927,640	77,309,801	85,927,640
Consolidated Joint Ventures	22	10,585,857	11,143,588	9,529,373	9,983,557
Unconsolidated Joint Ventures	38	12,990,416	14,437,825	5,146,371	5,797,094

Total	622	100,886,074	111,509,053	91,985,545	101,708,291

Percent Occupied		90.5%		90.4%

Percent Leased		91.8%		91.9%

BUSINESS STRATEGY
      Our primary business objective is to maximize shareholder value. We seek to achieve sustainable long-term growth in cash flow and portfolio value by owning and operating premium quality office buildings and providing a superior level of service to our customers.
      Our business strategy includes:

•	concentrating capital in our core markets where we believe we can best position ourselves to maximize value and generate long-term attractive returns;

•	increasing occupancy by leasing vacant space and retaining tenants on economically attractive terms; and

•	achieving economies of scale over time.
ACQUISITION, DISPOSITION AND DEVELOPMENT ACTIVITY
      Over the past five years, we have acquired whole or partial interests in $10.0 billion (calculated on a cost basis) and have disposed of whole or partial interests in $6.0 billion (calculated based on the sales price) of premium quality office properties, industrial properties, parking facilities and vacant land parcels throughout the United States.

	Effective Office Portfolio

Year	Acquisitions	Dispositions

	(Dollars in millions)
2005	$1,442.2	$2,736.5
2004	952.0	684.2
2003	227.8	1,529.6
2002	171.1	508.3
2001	7,237.7	541.2

Total	$10,030.8	$5,999.8

      Over the last two years, we took steps to reposition our portfolio for long-term growth. We took advantage of a favorable asset-sale environment and during 2005 sold on an Effective Office Portfolio basis $2.7 billion of assets comprising 17.8 million square feet and several vacant land parcels. Our portfolio is comprised of premium quality office buildings in diverse geographic markets. More than 96% of our assets (based on square feet) are currently located in our 17 core markets.
Acquisitions
      As part of our business strategy, we intend to acquire additional office properties assuming that capital and acquisition opportunities are available to us on terms we deem satisfactory. Properties may be acquired separately or as part of a portfolio and may be acquired for cash, in exchange for our debt or equity securities, or in exchange for our properties. These acquisitions may be single property transactions, joint ventures, mergers or other business combinations.
      Management considers various factors when evaluating property acquisitions. These factors include but are not limited to:

•	an attractive going-in yield, as well as the potential to increase operating income over time by increasing revenues and occupancy;

•	the property’s location in one of our core markets;

•	the attractiveness of the property to existing and potential tenants;

•	the likelihood and relative attractiveness of competitive supply;

•	the anticipated demand for space in the local market;

•	the creditworthiness and diversity of risk of the tenants occupying the property;

•	the physical condition of the property, including the amount of funds required for maintenance and physical upgrades needed in order to establish or sustain market competitiveness; and

•	the cost structure of the property.
Dispositions
      It is also part of our business strategy to strategically dispose of office properties, from time to time, especially in our non-core markets, assuming that such opportunities are available to us on terms we deem satisfactory. Properties may be sold separately or as part of a portfolio for cash or in a tax-deferred exchange.
      Management considers various factors when evaluating potential property dispositions. These factors include but are not limited to:

•	our estimate of the future returns on the asset being sold;

•	whether the property is strategically located within a market or whether the market is one of our core markets;

•	our ability to sell the property at an attractive price;

•	our ability to recycle capital into core markets and other activities consistent with our business strategy;

•	the tax consequences of the disposition and whether it can be structured as a tax-deferred exchange;

•	tenant composition and lease rollover for the property;

•	general economic conditions and outlook, including job growth in the local market; and

•	the general quality of the asset, including its physical condition and the amount of capital required to maintain its competitiveness.
Developments
      Our policy is to prudently pursue development and redevelopment projects where a customer need is evident and market conditions warrant. We own various undeveloped land parcels on which office space could be built, assuming our receipt of necessary permits, licenses and approvals. Although we may develop some properties ourselves, a portion of this activity may also be conducted with joint venture partners. If we develop a property with a joint venture partner, we may not have the same degree of control over the property as if we owned it ourselves. In addition, if we develop a property with a joint venture partner, we will be required to share a portion of the economic benefits from such property with our joint venture partner.
      In determining whether to enter into a new development, the acquisition criteria listed above are considered as well as the additional risks of development, including the following:

•	our assessment of the returns from such development;

•	the extent of lease-up risk in the context of the demand/supply characteristics of the local market;

•	the ability to minimize construction risks; and

•	the quality of local development partners, if applicable.
FINANCING POLICIES
      A primary objective of our financing policy has been to manage our financial position to allow us to raise capital from a variety of sources at competitive rates. EOP Partnership’s partnership agreement and our bylaws do not limit the amount or percentage of indebtedness that we may incur. We conduct substantially all of our debt-financing activities through EOP Partnership using a combination of secured and unsecured debt issued by EOP Partnership or its affiliates but in many cases guaranteed by us. An important source of liquidity for us is our $1.25 billion line of credit, which matures in August 2009 as well as other bank facilities which may be available to us from time to time. The terms of EOP Partnership’s line of credit and unsecured notes contain various financial covenants and other limitations.
      To the extent we seek capital in addition to debt financing we may elect to issue equity or convertible securities, cause EOP Partnership to issue additional Units, retain our earnings (subject to the provisions of the Internal Revenue Code requiring distributions of taxable income to maintain REIT status), dispose of our properties, enter into joint ventures or a combination of these methods. Under the terms of EOP Partnership’s partnership agreement, the proceeds of all equity capital we raise must be contributed to EOP Partnership in exchange for additional interests in EOP Partnership.
DIVIDEND POLICY
      In order to qualify as a REIT for federal income tax purposes, we must distribute an amount equal to at least 90% of our taxable income (excluding capital gains) to our shareholders. We currently distribute amounts attributable to capital gains to our shareholders; however, these amounts can be retained by us and taxed at the corporate tax rate. Accordingly, we currently intend, although we are not legally obligated, to continue to make regular quarterly distributions to holders of our common and preferred shares, at least at the level required to maintain REIT status. The declaration of dividends on capital shares is at the discretion of the Board of Trustees, which decision is made quarterly by the Board of Trustees based on then prevailing circumstances. We anticipate that our 2006 annual Common Share dividend will be $1.32 per share, down from the 2005 annual dividend of $2.00 per share. This reduction began to take effect with the first quarter 2006 dividend, which was announced in March.
SEGMENTS
      Information related to our operating segment is set forth in Item 8 — Note 19.
COMPETITION
      The real estate industry is highly competitive. We compete with a considerable number of other companies in the ownership, management and leasing of real estate. We compete for tenants in our markets primarily on the basis of property location, rent charged, services provided and the design and condition of our properties. We also experience intense competition when attempting to acquire or divest ownership of real estate, building sites or redevelopment opportunities, including competition from domestic and foreign financial institutions, other REITs, life insurance companies, pension trusts, trust funds, partnerships and individual investors.
ENVIRONMENTAL EXPOSURE
      As an owner of real estate, we are subject to various environmental laws of federal, state and local governments. Compliance with existing environmental laws has not had a material adverse effect on our financial condition or results of operations, and management does not believe it will have such an impact in the future. However, we cannot predict the impact of unforeseen environmental contingencies or new or changed laws or regulations on our properties, properties that we have sold or on properties that may be acquired in the future.
FINANCIAL INFORMATION ABOUT GEOGRAPHIC AREAS
      Although there are no restrictions on our ability to expand into foreign markets, we currently operate solely within the United States.
EMPLOYEES AND EXECUTIVE OFFICERS
      As of December 31, 2005, we had approximately 2,300 employees who provide real estate management, leasing, legal, financial and accounting, acquisition, disposition and marketing expertise throughout the country.
Executive Officers of the Registrant
      Our eight executive officers have an average tenure of ten years with us or our affiliates or predecessors and an average of 20 years experience in the real estate industry.
      As of February 28, 2006, the following executive officers held the offices indicated:

Name	Age	Offices Held

Richard D. Kincaid	44	President and Chief Executive Officer
Debra L. Ferruzzi	45	Executive Vice President — Corporate Strategy
Jeffrey L. Johnson	46	Executive Vice President and Chief Investment Officer
Lawrence J. Krema	45	Executive Vice President — Human Resources and Communications
Peyton H. Owen, Jr.	48	Executive Vice President and Chief Operating Officer
Stanley M. Stevens	57	Executive Vice President, Chief Legal Counsel and Secretary
Marsha C. Williams	54	Executive Vice President and Chief Financial Officer
Robert J. Winter, Jr.	60	Executive Vice President — Development and Joint Venture Management

      Set forth below is biographical information for each of our executive officers:
      Richard D. Kincaid has been a trustee and President since November 2002 and Chief Executive Officer since April 2003. Mr. Kincaid also has held the following positions:

•	Executive Vice President from March 1997 until November 2002;

•	Chief Operating Officer from September 2001 until November 2002;

•	Chief Financial Officer from March 1997 until August 2002;

•	Senior Vice President from October 1996 until March 1997;

•	Senior Vice President and Chief Financial Officer of Equity Office Holdings, L.L.C., a predecessor of ours, from July 1995 until October 1997;

•	Senior Vice President of Equity Group Investments, Inc., an owner and financier of real estate and corporate investments, from February 1995 until July 1995;

•	Senior Vice President of The Yarmouth Group, a real estate investment company in New York, New York, from August 1994 until February 1995; and

•	Senior Vice President — Finance of Equity Group Investments, Inc. from December 1993 until July 1994.
      Debra L. Ferruzzi has been Executive Vice President — Corporate Strategy since September 2005. Ms. Ferruzzi also has held the following positions:

•	Senior Vice President — Corporate Strategy from June 2003 until September 2005;

•	Senior Vice President and Executive Advisor from June 1998 until May 2003; and

•	Senior Vice President, Capital Markets Group, of Equity Group Investments, Inc., a private investment company, until May 1998 (in this capacity, Ms. Ferruzzi was responsible for securing financing for Equity Group Investment’s private real estate holdings, including office, retail and residential assets, and was responsible for securing lines of credit for Manufactured Home Communities, Inc. and Equity Residential Properties Trust, real estate investment trusts), as well as other positions beginning in June 1982.
      Jeffrey L. Johnson has been Executive Vice President and Chief Investment Officer since May 2003. Mr. Johnson also has held the following positions:

•	Managing Partner and owner of Lakeshore Holdings, LLC, a private equity firm focusing on real estate investment founded by Mr. Johnson in conjunction with Lehman Brothers Holdings Inc., a global financial services firm, from December 2002 until May 2003 (in this capacity, Mr. Johnson was responsible for all aspects of the business);

•	Managing Director of Lehman Brothers Holdings Inc. from March 2000 until November 2002 (in this capacity, Mr. Johnson was a founding partner and co-head of domestic investments for Lehman Brothers’ first real estate private equity group and was instrumental in helping raise the company’s $1.6 billion fund and developing the investment strategy for the fund, built the investment team and implemented its investment process);

•	Chief Investment Officer of Equity Office from March 1998 until June 1999; and

•	Senior Vice President — Investments of Equity Office from March 1997 until June 1999.
      Lawrence J. Krema has been Executive Vice President — Human Resources and Communications since November 2002. Mr. Krema also has held the following positions:

•	Senior Vice President — Human Resources from March 2001 until November 2002; and

•	Vice President of NEC Technologies, Inc., a supplier of presentation systems, computing and related technologies for the North American market, from April 1995 until October 2000 (in this capacity, Mr. Krema managed the human resources division of the company in North America and was responsible for corporate services, which included real estate, travel and office services).
      Peyton H. Owen, Jr. has been Executive Vice President and Chief Operating Officer since October 2003. Mr. Owen also has held the following positions:

•	Chief Operating Officer — Americas Region of Jones Lang LaSalle, a global provider of integrated real estate and investment management services, from April 1999 until October 2003 (in this capacity, Mr. Owen oversaw 5,500 people in 100 markets in the United States, Canada and Mexico; Investor Services, which included leasing and property management; Corporate Solutions, which included tenant representation, facility management and project management; and Capital Markets; and implemented standardized processes, new technologies and compliance measurements, and consolidated the organizational structure); and

•	Executive Vice President and Chief Operating Officer — Leasing and Management of LaSalle Partners, predecessor of Jones Lang LaSalle, from January 1996 until April 1999 (in this capacity, Mr. Owen oversaw the leasing and management activities for a 200-million-square-foot investment property portfolio, restructured leasing and management across 20 markets and led due diligence and integration in various corporate acquisitions).
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
      Marsha C. Williams has been Executive Vice President and Chief Financial Officer since August 2002. Ms. Williams also has held the following positions:

•	Chief Administrative Officer of Crate and Barrel, a national Chicago-based retailer of home furnishings and accessories (Crate and Barrel is the trade name of Euromarket Designs Inc., which is an indirect majority-owned subsidiary of Otto, formerly Otto Versand GmbH & Co., a German mail-order company), from May 1998 until August 2002 (in this capacity, Ms. Williams participated in the planning and execution of Crate and Barrel’s growth strategy and managed its finance, accounting, information technology, warehousing, distribution and logistics, loss prevention, strategic planning, direct marketing operations and purchasing departments); and

•	Vice President of Amoco Corporation, a worldwide energy and chemical company, from December 1997 until April 1998 and Treasurer of Amoco Corporation from October 1993 until April 1998, as well as other capacities and positions from November 1989 until October 1993.

      Robert J. Winter, Jr. has been Executive Vice President — Development and Joint Venture Management since February 2005. Mr. Winter also has held the following positions:

•	Executive Vice President — Development and Portfolio Management from November 2002 until February 2005;

•	Senior Vice President — Development from June 2002 until November 2002;

•	Senior Vice President — Development Investments from July 2001 until June 2002;

•	President and Chief Executive Officer of Amli Commercial Properties Trust, a private real estate investment trust with office and industrial properties in the suburban Chicago market, from August 1998 until July 2001 (in this capacity, Mr. Winter was responsible for all aspects of the company’s business, including the development, management and ownership of its properties); and

•	President and Chief Executive Officer of Amli Commercial Properties, LLC, a limited liability company and predecessor of Amli Commercial Properties Trust, from November 1996 until July 1998 (in this capacity, along with developing the business, Mr. Winter was responsible for forming Amli Commercial Properties Trust).

Item 1A.	Risk Factors.
Forward-Looking Statements
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
      Important factors that could cause actual results to differ materially from those reflected in such forward-looking statements and that should be considered in evaluating our outlook include, but are not limited to, those listed under the caption “Risk Factors” below. Equity Office is under no obligation to, and expressly disclaims any obligation to, update or alter its forward-looking statements whether as a result of such changes, new information, subsequent events or otherwise.
Risk Factors
      We are subject to various risks, including the ones identified below. If the events discussed in these risk factors occur, Equity Office’s business, financial condition, results of operations or cash flows could be materially adversely affected. In such case, the market value of our securities could decline.

Improvements in our market conditions have not yet offset the impact of prior declines in rent and in overall activity in our markets as well as increases in our expenses and other adverse factors
      During periods of slower economic growth and decline in white-collar employment, such as occurred beginning in 2001, we experience a decrease in occupancy as well as rental rates accompanied by increases in the cost of re-leasing space (including for tenant improvements) and in uncollectible receivables. Although we believe office market conditions have, or have begun to, stabilize and are improving in most of the markets in which we have a presence, the financial impact of the on-going roll-down in rents of expiring leases to lower current market rents will continue to impact our financial results negatively until the earlier of the expiration of all leases entered into at the height of the market or full recovery of such markets.
      A significant contributor to the decline in occupancy for our office properties since 2001 has been early lease terminations. Early lease termination payments increased in 2005 as compared to 2004 (largely as a result of a single transaction, which did not impact our occupancy as a result of our ability to re-lease the space). While lease termination fees increase current period income, future rental income is generally lower because, during periods in which market rents have declined, it is unlikely that we will collect from replacement tenants the full contracted amount which had been payable under the terminated leases. Moreover, our ability to release the vacated space is not assured and may be affected by macroeconomic factors we do not control.
      An improvement in our operating results related to the recent improvement in the office market fundamentals has been offset by the rent roll down that we continue to experience, increased operating and general and administrative expenses and the dilutive impact of our disposition activities. Our financial results were also adversely impacted by losses and impairment charges as a result of assets sold and assets we intend to sell.

Our long term leases cause our operating results to lag improving market conditions; our geographic diversity may cause our operating results to be less favorable than operating results in the strongest markets
      Since our average lease term is approximately five to six years, only 10% to 15% of our Total Office Portfolio square feet expires and is “re-priced” to current market rates each year. This means that when business fundamentals improve in the office business, improvements in our operating results tend to lag such improvements. Further, we operate in a large number of office markets. All office markets do not recover at the same pace. As a result, our operating results may, in the short or medium term, be less favorable than that demonstrated by portfolios which are concentrated in markets that recover more rapidly than the overall market.

In order to continue to pay distributions to our common shareholders at anticipated levels, we must borrow funds or sell assets
      Lower occupancy levels, reduced rental rates, and reduced revenues as a result of asset sales, together with certain increases in operating expenses have had the effect of reducing our net cash provided by operating activities. In addition, our tenant improvement and leasing costs have increased significantly due to competitive market conditions for new leases. During the years ended December 31, 2005 and 2004, our net cash provided by operating activities was insufficient to pay 100% of distributions to our shareholders and unitholders, in addition to capital investments in our properties such as tenant improvements, leasing costs and capital improvements. We funded these deficits primarily with a combination of borrowings under our line of credit and proceeds from property dispositions. Although we anticipate that our 2006 annual common share dividend, which is subject to quarterly board approval, will be reduced from $2.00 per share to $1.32 per share, these deficits are likely to continue in 2006 (based on expected levels of capital expenditures), though at a diminished level and it is anticipated that we will fund such deficits in a similar manner.

We were a net seller of real estate in 2005, which will further reduce our income from continuing operations and funds from operations. Future disposition activity may also result in gains or losses on sales of real estate and impairment charges
      We were a net seller of real estate in 2003, a net buyer in 2004 and a net seller of real estate in 2005. We may engage in additional disposition activity in 2006 (not expected to be at the level of 2005) which will further reduce our income from continuing operations and funds from operations and may also result in gains or losses on sales of real estate and impairment charges. The impact from such dispositions on our financial condition and results of operations will also depend, to a great extent, on how we utilize the proceeds of such dispositions and the timing of such utilization. Whether we are in fact a net seller of real estate in 2006, will depend on various factors, certain of which are beyond our control, including market conditions.

Our performance and share value are subject to risks associated with the real estate industry
      As a REIT, we are susceptible to the risks associated with the real estate industry, including the following:

•	Downturns in national, regional and local economic conditions and the level of white-collar employment in markets where our properties are located;

•	Unfavorable capital market conditions which could affect our ability to complete any property dispositions or acquisitions on a timely basis or on economically attractive terms;

•	Local conditions such as an oversupply of office properties, including space available by sublease, or a reduction in demand for high-rise and other office properties;

•	The relative attractiveness of our properties to tenants;

•	The extent of competition from other available office properties;

•	Changes in market rental rates, particularly as our buildings age, and our ability to fund repair and maintenance costs;

•	Our ability to fund the increased cost of tenant improvements and other costs required to lease or re-lease space;

•	Our ability to collect rent and expense reimbursements from tenants;

•	Our ability to complete and lease current and future developments on schedule and in accordance with budget; and

•	The cost and availability of adequate insurance (including coverage for catastrophic events such as earthquakes, hurricanes and terrorist acts).

•	Increases in utility, security and other operating costs, including real estate taxes, that may increase over time as markets stabilize or otherwise be subject to macroeconomic factors, and that are not necessarily reduced when circumstances such as local market factors and competition cause a reduction in income from the property.

Our properties face significant leasing competition
      We face significant competition from other owners, operators and developers of office properties. All of our properties face competition from similar properties in the same markets. Such competition affects our ability to attract and retain tenants, impacts the rents we are able to charge and may increase tenant improvement and leasing costs. These competing properties may have vacancy rates higher than our properties, which may result in their owners being willing to make space available at lower rental rates than the space in our properties.

We face potential adverse effects from tenant bankruptcies or insolvencies
      The bankruptcy or insolvency of our tenants may adversely affect the income produced by our properties. If a tenant defaults, we may experience delays and incur substantial costs in enforcing our rights as landlord. If a tenant files for bankruptcy, we cannot evict the tenant solely because of such bankruptcy. A court, however, may authorize the tenant to reject and terminate its lease with us. In such a case, our claim against the tenant for unpaid future rent would be subject to a statutory cap that might be substantially less than the remaining rent owed under the lease. In any event, it is highly unlikely that a bankrupt tenant would pay in full amounts it owes us under a lease. In other circumstances, where a tenant’s financial condition has become impaired, we have sometimes agreed to partially or wholly terminate the lease in advance of the termination date in consideration for a lease termination fee that is less than the agreed rental amount. Without regard to the manner in which a lease termination occurs, we are likely to incur additional costs in the form of tenant improvements and leasing commissions in our efforts to lease the space to a new tenant, as well as likely lower rental rates reflective of declines in market rents.

New acquisitions may fail to perform as expected
      Assuming we are able to obtain capital on commercially reasonable terms, we may acquire new office properties. Newly acquired properties may fail to perform as expected. Inaccurate assumptions regarding future rental or occupancy rates could result in overly optimistic estimates of future revenues. Similarly, we may underestimate future operating expenses or the costs necessary to bring an acquired property up to standards established for its intended market position.

Contingent or unknown liabilities acquired in acquisitions, mergers or similar transactions could require us to make substantial payments
      The properties we purchase from time to time may be acquired subject to liabilities and without any recourse with respect to liabilities, whether known or unknown. As a result, if liabilities were asserted against us based upon any of those properties, we may incur substantial and unexpected costs. Unknown liabilities with respect to properties acquired might include:

•	liabilities for clean-up or remediation of environmental conditions;

•	claims of tenants, vendors or other persons dealing with the former owners of the properties;

•	liabilities incurred in the ordinary course of business; and

•	claims for indemnification by general partners, directors, officers and others indemnified by us in the context of a merger or the former owners of the properties.

Competition for acquisitions or disposition of properties could adversely affect us
      We expect other major real estate investors with significant capital to compete with us for attractive investment opportunities. These competitors include publicly traded REITs, private REITs, investment banking firms, domestic or non-domestic institutional investors and private institutional investment funds, some of whom may enjoy a lower cost of capital and therefore, a competitive advantage. This competition could increase prices for office properties. We face similar competition with other property owners in our efforts to dispose of assets, which may result in lower sales prices. Any such increase in prices for acquired office properties or decrease in prices for properties to be sold by us could impair our growth prospects or reduce our available capital. Furthermore, our ability to redeploy capital arising from our disposition activities into investments in our core markets depends on our ability to effectively compete for attractive investment opportunities.

Our investment in property development may be more costly than anticipated
      We intend to continue to develop and redevelop office properties where we believe market conditions warrant. Our development and construction activities may include the following risks:

•	we may incur construction costs for a development project which exceed our original estimates due to increased material, labor or other costs; this, in turn, could make completion of the project uneconomical because we may not be able to increase rents to compensate for the increase in construction costs;

•	we may be unable to obtain, or face delays in obtaining, required zoning, land-use, building, occupancy, and other governmental permits and authorizations, which could result in increased costs and could require us to abandon our activities entirely with respect to a project;

•	we may abandon development opportunities after we begin to explore them and as a result we may fail to recover expenses already incurred;

•	we may expend funds on and devote management time to projects which we do not complete;

•	we may be unable to complete construction and leasing of a property on schedule, resulting in increased debt service expense and construction or renovation costs;

•	we may lease developed properties at below expected rental rates; and

•	occupancy rates and rents at newly completed properties may fluctuate depending on a number of factors, including market and economic conditions, and may result in our investment not being profitable.

Because real estate investments are illiquid, we may not be able to sell properties when appropriate
      Real estate investments generally cannot be sold quickly. In addition, there are limitations under the federal income tax laws applicable to REITs and tax protection agreements that we have entered into in connection with the acquisition of a significant percentage of our properties that may limit our ability to sell our assets or require certain tax free transaction structures. As a result, we may not be able to liquidate our portfolio promptly in response to economic or other conditions.

Various factors limit our ability to dispose of assets
      Our ability to dispose of assets may be limited by constraints on our ability to utilize disposition proceeds to make acquisitions on financially attractive terms and the requirement that we take additional impairment charges on certain assets. More specifically, we are required to distribute or pay tax on all capital gains generated from the sale of assets. In addition, we have tax protection agreements which require that we reimburse certain of EOP Partnership’s limited partners for taxes incurred in connection with the sale of certain of our properties. As a result, we are motivated to structure the sale of these assets as tax-free exchanges. To accomplish this we must identify attractive re-investment opportunities. Recently, while capital market conditions have been favorable for dispositions, investment yields on acquisitions have been less attractive due to the abundant capital inflows into the real estate sector. In addition, if we elect to sell a property we may incur an impairment charge to the extent we determine that the sum of the property’s future cash flow plus eventual disposition proceeds is likely to be less than the property’s recorded carrying value. These considerations impact our decision of whether or not to market for sale certain of our assets.

Certain perils could adversely affect our business
      Significant portions of our properties are located in California and Washington, which are high risk geographical areas for earthquakes. Significant portions of our properties are also located in New York, Washington, D.C. and other major urban areas which could be the target of future terrorist acts. In addition, we have properties that are located in coastal counties or in Florida which can be susceptible to wind or flood damage. Depending upon its magnitude, an earthquake, hurricane or terrorist act could severely damage one or more of our properties, which would adversely affect our business. As described more fully below, we maintain earthquake, terrorism, wind and flood insurance for our properties and the resulting business interruption. However, any earthquake, wind, flood or terrorist peril, whether or not insured, could have an adverse effect on our results of operations and financial condition.

Some potential losses, including losses arising from earthquakes and terrorist acts, may not be covered by insurance
      We carry insurance on our properties with respect to specified catastrophic events, as summarized in the table below:

Type of Insurance Coverage	Equity Office Loss Exposure/Deductible	Third-Party Coverage Limitation

Property damage and business interruption(a)	$50 million per occurrence and $75 million annual aggregate exposure (which includes amounts paid for earthquake loss), plus $1 million per occurrence deductible	$1.0 billion per occurrence(c)
Earthquake(a)(b)	$75 million per occurrence and annual aggregate exposure (which includes amounts paid for property damage and business interruption loss), plus $1 million per occurrence deductible	$325 million in the aggregate per year(c)
Acts of terrorism(d)	$4.9 million per occurrence deductible (plus 10% of the remainder of each and every loss with a maximum per occurrence exposure of $37.4 million which includes the $4.9 million deductible); however, TRIEA provides that if the aggregate industry loss as a result of any such foreign terrorism occurrence is less than $50 million ($100 million in 2007), we are responsible for 100% of such loss. Our intent is to insure such amounts in excess of $50 million in 2007.	$825 million per occurrence(e)

(a)	We retain up to $75 million annual aggregate loss throughout the portfolio. In the event of a loss in excess of the per occurrence or annual aggregate amount, the third-party insurance carriers would be obligated to cover the losses up to the stated coverage amounts in the table above.

(b)	The amount of the third party insurance relating to earthquakes is based on maximum probable loss studies performed by independent third parties. The maximum annual aggregate payment amount for earthquake loss is $325 million, inclusive of our loss exposure of $75 million plus $1 million per occurrence deductible. There can be no assurance that the actual losses suffered in the event of an earthquake would not exceed the amount of such insurance coverage.

(c)	These amounts include our loss exposure/deductible amount.

(d)	This coverage includes nuclear, chemical and biological events under the Terrorism Risk Insurance Act of 2002 (“TRIA”). This coverage does not apply to non-TRIA events (which are terrorism events that are not committed by a foreigner or a foreign country). We maintain separate insurance with a $325 million annual aggregate limit subject to a deductible of $1 million for non-TRIA events. This separate coverage for non-TRIA events excludes nuclear, biological and chemical events.

TRIA established the Terrorism Risk Insurance Program (“TRIP”) to mandate that insurance carriers offer insurance covering physical damage from terrorist incidents certified by the U.S. government as foreign terrorist acts. Under TRIP, the federal government shares in the risk of loss associated with certain future terrorist acts. TRIA was extended for two years under the Terrorism Risk Insurance Extension Act (“TRIEA”), which established new requirements and expires on December 31, 2007. TRIEA created a new program trigger for any certified act of terrorism occurring after March 31, 2006 that prohibits payment of federal compensation unless the aggregate industry insured losses resulting from that act of terrorism exceed $50 million for 2006 and $100 million for 2007. The trigger for federal reimbursement through March 31, 2006 is $5 million, rather than $50 million. The full interim guidelines established by the U.S. Treasury Department explaining these and other new requirements are available at www.treas.gov/trip. There can be no assurance that TRIEA will be further extended. Should such legislation not be extended, the premiums and scope of coverages for this program could be adversely affected.

(e)	This amount is in excess of our deductible amounts.

      Should an uninsured loss or a loss in excess of insured limits occur, we could lose all or a portion of the capital we have invested in a property, as well as the anticipated future revenue from the property. Nevertheless, we might remain obligated for any mortgage debt or other financial obligations related to the property. It is also possible that third-party insurance carriers will not be able to maintain reinsurance sufficient to cover any losses that may be incurred.
      In addition, if any of our properties were to experience a catastrophic loss that was insured, it could still seriously disrupt our operations, delay revenue and result in large expenses to repair or rebuild the property. Also, due to inflation, changes in codes and ordinances, environmental considerations and other factors, it may not be feasible to use insurance proceeds to replace a building after it has been damaged or destroyed.
      As a further matter, we also have to renew our policies every year (and in some cases every three years) and negotiate acceptable terms for coverage, exposing us to the volatility of the insurance markets, including the possibility of rate increases or decrease in available coverage.

Increases in taxes and regulatory compliance costs, including compliance with the Americans with Disabilities Act, may reduce our net income
      Our properties are subject to increases in real estate taxes. Since we generally are not able to pass all real estate tax increases through to our tenants, we may incur significant increases in our operating expenses.
      Our properties are also subject to various federal, state and local regulatory requirements, such as state and local fire and life safety requirements including those mandated by the U.S. Environmental Protection Agency and the U.S. Occupational Safety and Health Administration. The EPA and OSHA are increasingly involved in indoor air quality standards, especially with respect to asbestos, mold and medical waste. Some trade associations, such as the Building Owners and Managers Association and the National Fire Protection Association, publish standards that are adopted by government authorities. These include standards relating to life, safety and fire protection systems published by the NFPA. Failure to comply with these requirements could result in the imposition of fines by governmental authorities or awards of damages to private litigants. In addition, we cannot provide any assurance that these requirements will not be changed or that new requirements will not be imposed that would require significant unanticipated expenditures by us and could have an adverse effect on our results of operations.
      Under the Americans with Disabilities Act of 1990 and various state and local laws, all public accommodations and commercial facilities must meet certain federal requirements related to access and use by disabled persons. Compliance with these requirements could involve removal of structural barriers from certain disabled persons’ entrances. Other federal, state and local laws may require modifications to or restrict further renovations of our properties with respect to such means of access. Although we believe that our properties are substantially in compliance with present requirements, noncompliance with the ADA or related laws or regulations could result in the imposition of fines by government authorities or in the award to private litigants of damages against us. Costs such as these, as well as the general costs of compliance with these laws or regulations, may also adversely affect our results of operations.

Environmental problems are possible and can be costly
      Federal, state and local laws and regulations relating to the protection of the environment may require a current or previous owner or operator of real estate to investigate and clean up hazardous or toxic substances or petroleum product releases at that property or at impacted neighboring properties. If unidentified environmental problems arise, we may have to make substantial payments. These adverse effects could arise because:

•	the owner or operator may have to pay a governmental entity or third parties for property damage and for investigation and clean-up costs incurred by these parties in connection with the contamination;

•	environmental laws typically impose clean-up responsibility and liability without regard to whether the owner or operator knew about or caused the presence of the contaminants;

•	even if more than one person may have been responsible for the contamination, each person covered by the environmental laws may be held responsible for all of the clean-up costs incurred; and

•	third parties, such as neighboring property owners, may sue the owner or operator of a site for damages and costs resulting from environmental contamination emanating or migrating from that site.
      Environmental laws also govern the presence, maintenance and removal of asbestos. These laws require that owners or operators of buildings containing asbestos:

•	properly manage and maintain the asbestos;

•	notify and/or train those who may come into contact with asbestos, such as tenants, visitors and employees; and

•	undertake special precautions, including removal or other abatement, if asbestos would be disturbed during renovation or demolition of a building.
      These laws may impose fines and penalties on building owners or operators who fail to comply with these requirements. Moreover, third parties may seek recovery from owners or operators for personal injuries associated with exposure to asbestos fibers.
      As a result, our properties may be subject to material environmental liabilities. In addition, no assurances can be given that (a) future laws, ordinances or regulations will not impose any material environmental liability, (b) the current environmental condition of our properties has not been, or will not be affected by tenants and occupants of our properties, by the condition of other properties in the vicinity of our properties, or by third parties unrelated to us or (c) our limited insurance that we maintain with respect to environmental matters will cover all possible losses.

We may not control the decisions of joint ventures or partnerships in which we have an interest
      From time to time we invest in joint ventures or partnerships in which we do not hold a controlling interest. These investments involve risks that are not present with assets in which we own a controlling interest, including:

•	the possibility that our co-venturers or partners might at any time have economic or other business interests or goals that are inconsistent with our business interests or goals;

•	the possibility that our co-venturers or partners may be in a position to take action contrary to our instructions or requests or contrary to our policies or objectives (including actions that may be inconsistent with our REIT status);

•	the possibility that our co-venturers or partners may have different objectives from us regarding the appropriate timing and pricing of any sale or refinancing of properties; and

•	the possibility that our co-venturers or partners might become bankrupt or insolvent.
      Even when we have a controlling interest, certain major decisions may require partner approval.

      We also have joint venture and partnership agreements that contain buy-sell clauses that could require us to buy or sell our interest at a time we do not deem favorable for financial or other reasons, including the availability of cash at such time and the impact of tax consequences resulting from any sale. There is no limitation under our organizational documents as to the amount of available funds that we may invest in joint ventures or partnerships.

Scheduled debt payments could adversely affect us, including as a result of refinancing risk and foreclosure risk
      Our business is subject to risks normally associated with debt financing. If principal payments due at maturity cannot be refinanced, extended or paid with proceeds of other capital transactions, such as new equity or debt capital, our cash flow may not be sufficient in all years to repay all maturing debt. If prevailing interest rates or other factors at the time of refinancing, such as the possible reluctance of lenders to make commercial real estate loans or if our debt is no longer rated investment grade by the rating agencies, result in higher interest rates, it would adversely affect our ability to service our debt and make distributions to our securityholders and our results of operations and financial condition may suffer. In addition, if we are unable to refinance our indebtedness on acceptable terms, or at all, events or conditions that may adversely affect our results of operations or financial condition would also include the following:

•	we may need to dispose of one or more of our properties upon disadvantageous terms;

•	if we mortgage property to secure payment of indebtedness and are unable to meet mortgage payments, the mortgagee could foreclose upon such property or appoint a receiver to receive an assignment of our rents and leases; and

•	foreclosures upon mortgaged property could create taxable income without accompanying cash proceeds and, therefore, hinder our ability to meet the REIT distribution requirements of the Internal Revenue Code.
      Neither the limited partnership agreement of EOP Partnership nor our governing documents limit the amount or the percentage of indebtedness that we may incur. Accordingly, we may incur substantial additional amounts of secured and unsecured debt, increasing the related risks arising from our indebtedness.

We are obligated to comply with financial covenants in our debt agreements that could restrict our range of operating activities
      The mortgages on our properties contain customary negative covenants, including limitations on our ability, without the prior consent of the lender, to further mortgage the property, to enter into new leases outside of stipulated guidelines or to materially modify existing leases. In addition, our credit facilities contain customary requirements, including the requirement that we limit indebtedness to no more than a given percentage of the total asset value as defined. Other restrictions include limitations on the amount of secured debt to total assets, a minimum fixed charge coverage ratio and a maximum unsecured debt to unencumbered assets ratio. The indentures under which our senior unsecured debt have been issued contain financial and operating covenants, including coverage ratios and limitations on the borrower’s ability to incur secured and unsecured debt.
      These covenants reduce our flexibility in conducting our operations and create a risk of default on our debt if we cannot continue to satisfy them. Further, if we were to breach certain of our debt covenants, our lenders could require us to repay the debt immediately, and, if the debt is secured, could take possession of the property securing the loan. If any other lender declared its loan due and payable as a result of a default, the holders of our senior unsecured debt, along with the lenders under our credit facility, might be able to require that those debts be paid immediately. As a result, any default under our debt covenants under any indebtedness could create a risk of default on other material components of our debt.

Our leverage could limit our ability to obtain additional financing and have other adverse effects
      Our debt to market capitalization ratio, which we calculate as total debt as a percentage of total debt plus the liquidation value of our preferred shares and the market value of our outstanding common shares and the outstanding units of EOP Partnership owned by third parties, was 48.9% as of December 31, 2005, compared to 48.4% as of December 31, 2004. Our leverage could have important consequences to our securityholders, including affecting our ability to obtain additional financing in the future for working capital, capital improvements, acquisitions, development or other general corporate purposes (including distributions to security holders) and making us more vulnerable to a downturn in business or the economy generally. In addition, as a result of the financial and operating covenants described above, our leverage could reduce our flexibility in conducting our business and planning for, or reacting to, changes in our business and in the real estate industry.
      The indentures pursuant to which EOP Partnership has issued a substantial portion of our unsecured debt contain various covenants which restrict our ability to increase leverage. Among other things, this may limit our ability to utilize leverage to increase the compounded annual rate of growth of our per share funds from operations.

Rising interest rates or a downgrade in credit ratings could adversely affect our cash flow
      Advances under certain of our credit facilities bear interest at a variable rate. We also, from time to time, enter into interest rate swap agreements effectively converting fixed-rate debt into variable rate debt. We may borrow additional money with variable interest rates in the future. Although we may enter into hedging agreements to limit our exposure to rising interest rates as we determine to be appropriate and cost effective, increases in interest rates, or the loss of the benefits of hedging agreements, would increase our interest expense.
      Moody’s, Standard & Poor’s and Fitch provide credit ratings on our unsecured notes and preferred stock. In July 2004, Moody’s downgraded our credit ratings from Baa1 to Baa2 with a stable outlook. In December 2005, Standard & Poor’s and Fitch downgraded our credit ratings from BBB+ to BBB. As a result of these downgrades, the interest rate on our term loan facility increased 10 basis points to LIBOR plus 55 basis points and the interest rate on our revolving credit facility increased 12.5 basis points to LIBOR plus 60 basis points plus a facility fee of 20 basis points. In addition, the interest rate associated with any future financings may be impacted or we may not be able to borrow more funds if our credit ratings decline. A security rating is not a recommendation to buy, sell or hold securities and is subject to revision or withdrawal at any time by the assigning rating organization. Each rating should be evaluated independently of any other rating. Further downgrades in our credit rating, or the loss of an investment grade rating, could have a material adverse impact on our cost of new financing and our ability to borrow funds.

Our hedging arrangements involve risks
      As noted above, we may use interest rate hedging agreements to manage our exposure to interest rate volatility. However, these arrangements may expose us to additional risks. Although our interest rate risk management policy establishes minimum credit ratings for counterparties, this does not eliminate the risk that a counterparty may fail to honor its obligations. Developing an effective interest rate risk strategy is complex and no strategy can completely insulate us from risks associated with interest rate fluctuations. In addition, hedging agreements may involve costs, such as transaction fees or breakage costs, if we terminate them. Any failure by us to effectively manage our exposure to interest rate risk through hedging agreements or otherwise, and any costs associated with hedging arrangements, could adversely affect our results of operations or financial condition.

In order to maintain our REIT status, we may need to borrow funds on a short-term basis during unfavorable market conditions
      In order to maintain our REIT status, we may need to borrow funds on a short-term basis to meet the REIT distribution requirements, even if the then prevailing market conditions are not favorable for these borrowings. To qualify as a REIT, we generally must distribute to our shareholders at least 90% of our taxable net income each year, excluding capital gains. In addition, we will be subject to a 4% nondeductible excise tax on the amount, if any, by which dividends paid by us in any calendar year are less than the sum of 85% of our ordinary income, 95% of our capital gain net income and 100% of our undistributed income from prior years. We may need short-term debt to fund required distributions as a result of differences in timing between the actual receipt of income and the recognition of income for federal income tax purposes, or the effect of non-deductible capital improvements, the creation of reserves or required debt or amortization payments.

Provisions of Maryland law and our declaration of trust and bylaws could inhibit changes in control
      Maryland law and our declaration of trust and bylaws contain a number of provisions that may have the effect of discouraging transactions that involve an actual or threatened change in control. As a result, holders of our securities may not receive premiums or other increases in value of our securities that may be associated with any such actual or threatened change in control. These provisions include:

•	Removal of trustees — Under our declaration of trust, subject to the rights of one or more classes or series of preferred shares to elect one or more trustees, a trustee may be removed at any time, but only with cause, at a meeting of the shareholders by the affirmative vote of the holders of not less than a majority of the shares then outstanding and entitled to vote generally in the election of trustees.

•	Unsolicited takeover provisions of Maryland law — Maryland law provides protection for Maryland REITs against unsolicited takeovers by protecting the board of trustees with regard to actions taken in a takeover context. Maryland law provides that the duties of trustees will not require them to (a) accept, recommend or respond to any proposal by a person seeking to acquire control, (b) authorize the REIT to redeem any rights under, modify or render inapplicable a shareholder rights plan, (c) make a determination under the Maryland Business Combination Act or the Maryland Control Share Acquisition Act, or (d) act or fail to act solely because of the effect the act or failure to act may have on an acquisition or potential acquisition of control or the amount or type of consideration that may be offered or paid to shareholders in an acquisition. Maryland law also establishes a presumption that an act of a trustee satisfies the required standard of care. In addition, an act of a trustee relating to or affecting an acquisition or a potential acquisition of control is not subject under Maryland law to a higher duty or greater scrutiny than is applied to any other act of a trustee. Maryland law also provides that the duty of a trustee is only enforceable by the REIT or in the right of the REIT. A shareholder suit to enforce the duty of a trustee, therefore, can only be brought by or in the right of Equity Office.

•	Call of special meetings of shareholders — Our bylaws provide that special meetings of shareholders may be called only by the chairman of the board, the president, one-third of the trustees or by the holders of shares entitled to cast not less than a majority of all the votes entitled to be cast at the meeting. This provision limits the ability of shareholders to call special meetings.

•	Advance notice provisions for shareholder nominations and shareholder new business proposals — Our bylaws require advance written notice for shareholders to nominate a trustee or bring other business before a meeting of shareholders. This provision limits the ability of shareholders to make nominations for trustees or introduce other proposals that are not timely received for consideration at a meeting.

•	Board authority to issue preferred shares without shareholder approval — Our board of trustees is authorized to issue preferred shares having a preference as to dividends or liquidation over the common shares without shareholder approval. The issuance of preferred shares could adversely affect the voting power of the holders of our common shares and could be used to discourage, delay or prevent a change in control of Equity Office.

•	Two-thirds shareholder vote required to approve many amendments to our declaration of trust — Under Maryland law and our declaration of trust, the trustees, by a two-thirds vote, may at any time amend the declaration of trust solely to enable Equity Office to qualify as a REIT under the Internal Revenue Code or as a real estate investment trust under Maryland law, without action by Equity Office shareholders. Our board of trustees also may amend the declaration of trust to set the terms of one or more series of preferred shares without action by holders of Equity Office common shares. Other amendments to the declaration of trust must first be declared advisable by our board of trustees and thereafter must be approved by shareholders by the affirmative vote of not less than two-thirds of all votes entitled to be cast, or, in the case of amendments to the declaration of trust in connection with mergers and other specified business combinations or that involve an increase or decrease in the number of authorized common shares or preferred shares, not less than a majority of all votes entitled to be cast. The two-thirds shareholder vote requirement for many amendments to our declaration of trust may make amendments to our declaration of trust that shareholders believe desirable more difficult to effect.

•	Exclusive authority of board to amend bylaws, except for specified amendments — Our bylaws provide that the power to amend, repeal or adopt new bylaws is vested exclusively with the board of trustees, except that any amendments by the board of trustees to the bylaw provisions relating to meetings of shareholders, the size of the board, and the requirement that at least two-thirds of the trustees must be persons who are not executive officers of Equity Office or persons affiliated with Mr. Zell or his affiliates are subject to the approval of shareholders by vote of a majority of the votes cast. These provisions may make more difficult bylaw amendments that shareholders may believe are desirable.

•	Business combination with interested shareholders — The Maryland Business Combination Act provides that, unless exempted, a Maryland REIT may not engage in business combinations, including mergers, dispositions of 10% or more of its assets, issuances of shares and other specified transactions, with an “interested shareholder” or its affiliates, for five years after the most recent date on which the interested shareholder became an interested shareholder and thereafter unless specified criteria are met. Our board of trustees has elected by resolution to exempt from the provisions of the Maryland Business Combination Act any business combination with any person. Our board of trustees may, however, repeal this election in whole or in part at any time and cause us to become subject to these provisions in the future, except with respect to a securityholder who became an interested shareholder in connection with our formation in July 1997.

•	Other constituencies — Maryland law expressly codifies the authority of a Maryland REIT to include in its charter a provision that allows the board of trustees to consider the effect of a potential acquisition of control on shareholders, employees, suppliers, customers, creditors and communities in which offices or other establishments of the trust are located. Our declaration of trust does not include a provision of this type. Maryland law also provides, however, that the inclusion or omission of this type of provision in the declaration of trust of a Maryland REIT does not create an inference concerning factors that may be considered by the board of trustees regarding a potential acquisition of control. This law may allow the board of trustees to reject an acquisition proposal even though the proposal was in the best interests of our shareholders.

We have share ownership limits for REIT tax purposes
      Primarily to facilitate maintenance of our REIT qualification, our declaration of trust generally prohibits ownership by any single shareholder of more than 9.9%, in value or number of shares, whichever is more restrictive, of any class or series of our outstanding shares. This is referred to as the “ownership limit.” The federal tax laws include complex stock ownership and attribution rules that apply in determining whether a shareholder exceeds the ownership limit. These rules may cause a shareholder to be treated as owning the shares that are actually owned by others, including family members and entities in which a shareholder has an ownership interest. Our declaration of trust permits, and in some cases requires, the board of trustees to waive or modify the ownership limit, if the board of trustees is satisfied that the waiver or modification will not jeopardize our REIT qualification. In addition, our declaration of trust allows the board of trustees to modify the ownership limits applicable to series of preferred shares issued in business combination transactions. Absent a modification or waiver, shares acquired or held in violation of the ownership limit will be transferred to a trust for the exclusive benefit of a designated charitable beneficiary, and the shareholder’s rights to distributions and to vote would terminate. Also, the ownership limit could delay or prevent a change in control that is opposed by the board of trustees and, therefore, could adversely affect our securityholders’ ability to realize a premium over the then-prevailing market price for their securities.
      Our declaration of trust also includes an additional ownership limit designed to help us remain qualified as a “domestically controlled REIT” for federal income tax purposes. This ownership limit prevents any person from acquiring our shares if the acquisition by that person would cause 43% or more of the fair market value of our issued and outstanding shares to be owned, directly or indirectly, by non-U.S. persons. The ownership limit does not apply to any acquisition of our preferred shares that were outstanding as of June 19, 2000, or to common shares issued upon conversion of any of these preferred shares.

We are dependent on key personnel
      We depend on the efforts of Samuel Zell, our chairman of the board, and our executive officers, particularly Richard D. Kincaid, our president and chief executive officer. If they were to resign or were unable to serve, our operations could be adversely affected. We do not have employment agreements with Mr. Zell or any of our executive officers, including Mr. Kincaid.

Changes in market conditions could adversely affect the market value of our securities
      As with other publicly traded equity securities, the market value of our securities depends on various market conditions which may change from time to time. Among the market conditions that may affect the market value of our securities are the following:

•	the extent of investor interest in us;

•	the general reputation of REITs and the attractiveness of our equity securities (including anticipated levels of distribution) in comparison to other equity securities, including securities issued by other real estate-based companies;

•	our financial performance, credit rating and the perceived attractiveness of our portfolio of assets; and

•	general stock and bond market conditions.
      We believe the market value of our common shares is based primarily upon the market’s perception of our growth potential and our current and potential future earnings and cash available for distribution. Consequently, our common shares may trade at prices that are higher or lower than our net asset value per common share. If our future earnings or cash available for distribution is less than expected, it is likely that the market price of our securities will diminish.

Market interest rates may have an effect on the value of our debt and equity securities
      One of the factors that investors consider important in deciding whether to buy or sell preferred shares or debt securities of a REIT is the distribution rate on the REIT’s shares or the coupon on its debt securities, considered as a percentage of the price of those shares or debt securities, relative to market interest rates. If market interest rates increase, prospective purchasers of REIT shares or debt securities may expect a higher distribution rate or coupon. Higher market interest rates would not, however, result in more funds for us to distribute or use to make debt payments. To the contrary, higher market interest rates would likely increase our borrowing costs and potentially decrease our funds available for distribution or debt service. Thus, higher market interest rates could cause the market value of our preferred equity and debt securities to go down. Higher market interest rates could also cause the market value of our common equity to go down.

The number of shares available for future sale could adversely affect the market value of our securities
      As part of our initial public offering in 1997 and since then we have completed transactions where units of limited partnership interest in EOP Operating Limited Partnership (“EOP Partnership”) were issued to owners of properties we acquired. Common shares issuable in exchange for such interests in EOP Partnership may be sold in the public securities markets over time pursuant to registration rights we granted to these investors. Additional common shares including those reserved under our employee benefit and other incentive plans, including share options, may also be sold in the market at some time in the future. Future sales of our common shares in the market, whether in the form of primary or secondary offerings could adversely affect the price of our common shares. We cannot predict the effect which the perception in the market that such sales may occur will have on the market value of our common shares.

We are dependent on external sources of capital for future growth
      To qualify as a REIT, we must distribute to our shareholders each year at least 90% of our net taxable income, excluding any net capital gain. Because of this distribution requirement, it is not likely that we will be able to fund all future capital needs, including for acquisitions and developments, from income from operations. Therefore, we will have to rely on third-party sources of capital, which may or may not be available on favorable terms or at all. Our access to third-party sources of capital depends on a number of things, including the market’s perception of our growth potential and our current and potential future earnings. To the extent we seek to meet our capital needs through additional equity offerings, that may result in substantial dilution of our shareholders’ interests, and additional debt financing may substantially increase our leverage.

If we fail to qualify as a REIT, our shareholders would be adversely affected
      We believe that we have qualified for taxation as a REIT for federal income tax purposes since 1997. We currently plan to continue to meet the requirements for taxation as a REIT but we cannot assure shareholders that we will qualify as a REIT. As a REIT, we are subject to various restrictions and requirements, including restrictions and requirements on our income, assets and activities. Many of these REIT requirements are highly technical and complex. The determination that we are a REIT requires an analysis of various factual matters and circumstances, some of which may not be totally within our control, including, in limited circumstances, factual matters and circumstances relating to some corporations that were operating as REITs at the time we acquired them or actions taken by our joint venture partners. For example, to qualify as a REIT, at least 95% of our gross income must come from sources that are itemized in the REIT tax laws and we are prohibited from owning specified amounts of debt or equity securities of some issuers. The fact that we hold our assets through EOP Partnership and its subsidiaries and our ongoing reliance on factual determinations, such as determinations related to the valuation of our assets, further complicate the application of the REIT requirements for us. Even a technical or inadvertent mistake could jeopardize our REIT status. Furthermore, Congress and the Internal Revenue Service might make changes to the tax laws and regulations, and the courts might issue new rulings that make it more difficult, or impossible, for us to remain qualified as a REIT.
      If we fail to qualify as a REIT for federal income tax purposes, we would be subject to federal and state income tax at regular corporate rates. As a regular, non-REIT corporation, we would not be allowed to take a deduction for distributions to shareholders in computing our taxable income. Also, unless the Internal Revenue Service were to grant us relief under statutory provisions, we would remain disqualified as a REIT for the four years following the year we first failed to qualify. If we failed to qualify as a REIT, we would have to pay significant income taxes, which would reduce our net earnings available for investment or distribution to our shareholders. This would likely have a significant adverse effect on the value of our securities. In addition, we would no longer be required to make any distributions to shareholders.

We pay some taxes
      Even if we qualify as a REIT for federal income tax purposes, we are required to pay some federal, state and local taxes on our income and property. For example, we will be subject to income tax to the extent we distribute less than 100% of our REIT taxable income. We also may have to pay some state or local income taxes because not all states and localities treat REITs the same as they are treated for federal income tax purposes. Several corporate subsidiaries of Equity Office have elected to be treated as “taxable REIT subsidiaries” of Equity Office for federal income tax purposes since January 1, 2001. A taxable REIT subsidiary is a fully taxable corporation and is limited in its ability to deduct interest payments in excess of a certain amount made to Equity Office. In addition, we will be subject to a 100% penalty tax on some payments that we receive if the economic arrangements among our tenants, our taxable REIT subsidiaries and us are not comparable to similar arrangements among unrelated parties. To the extent that Equity Office or any taxable REIT subsidiary is required to pay federal, state or local taxes, we will have less cash available for distribution to shareholders.

We may be subject to adverse legislative or regulatory tax changes that could reduce the market price of our common shares
      At any time, the federal income tax laws or regulations governing REITs or the administrative interpretations of those laws or regulations may be amended. Any of those new laws or interpretations may take effect retroactively and could adversely affect us or our shareholders. The rules dealing with federal income taxation are constantly under review by persons involved with the legislative process and by the IRS and the Treasury Department, resulting in statutory changes as well as promulgation of new, or revisions to existing, regulations and revised interpretations of established concepts. No prediction can be made as to the likelihood of passage of any new tax legislation or other provisions either directly or indirectly affecting us or our shareholders or the value of our common shares.
Tax Consequences
      The material U.S. federal income tax consequences relating to the taxation of Equity Office as a REIT and the ownership and disposition of Equity Office common shares are described in our Form 8-K dated March 9, 2006.
Item 1B.     Unresolved Staff Comments.
      None.

Item 2.	Properties.
      For information regarding encumbrances on our properties see Item 7, Item 8 and Item 15 — Schedule III. Included in the Total Office Portfolio are 82 properties in which the title-holding entities generally have leasehold interests, rather than fee ownership, and two properties in which we are the lender of mortgage debt encumbering the property.
Office Property Statistics
      The following table sets forth certain data related to the Total Office Portfolio and the Effective Office Portfolio as of December 31, 2005. Our 17 core markets are presented from greatest to least based on our property net operating income from continuing operations for the fourth quarter 2005.

			Total Office Portfolio			Effective Office Portfolio

				Percentage of			Percentage of
				Total Office			Effective Office		Percent of
				Portfolio			Portfolio		Property Net
		Number of	Rentable	Rentable	Percent	Rentable	Rentable	Percent	Operating
Markets		Buildings	Square Feet	Square Feet	Occupied	Square Feet	Square Feet	Occupied	Income(a)

1	Boston	52	12,680,201	11.4%	91.3%	11,606,811	11.4%	91.9%	14.0%
2	San Francisco	89	10,232,402	9.2%	87.2%	9,424,616	9.3%	87.7%	10.9%
3	Los Angeles	48	8,410,339	7.5%	93.7%	7,280,010	7.2%	93.3%	9.5%
4	New York	7	5,367,110	4.8%	96.1%	5,361,421	5.3%	96.1%	8.9%
5	San Jose	81	6,485,614	5.8%	85.1%	6,485,614	6.4%	85.1%	8.8%
6	Seattle	54	9,989,686	9.0%	92.7%	8,776,587	8.6%	93.2%	7.6%
7	Washington, D.C.	28	6,619,080	5.9%	94.2%	6,096,783	6.0%	93.8%	7.6%
8	Chicago	33	11,700,945	10.5%	89.8%	10,442,233	10.3%	89.9%	6.9%
9	Atlanta	40	7,733,425	6.9%	85.6%	7,028,021	6.9%	84.5%	4.6%
10	Orange County	32	6,034,128	5.4%	94.1%	6,034,128	5.9%	94.1%	4.5%
11	Portland	45	4,164,536	3.7%	91.9%	4,164,536	4.1%	91.9%	2.8%
12	Denver	15	4,553,765	4.1%	89.6%	4,553,765	4.5%	89.6%	2.4%
13	Sacramento	37	2,612,655	2.3%	94.1%	2,410,265	2.4%	93.8%	2.0%
14	Stamford	7	1,654,296	1.5%	92.7%	1,654,296	1.6%	92.7%	1.9%
15	Oakland/ East Bay	12	2,606,341	2.3%	92.9%	2,330,856	2.3%	92.2%	1.9%
16	Austin	15	2,856,424	2.6%	80.3%	2,856,424	2.8%	80.3%	1.9%
17	San Diego	17	2,365,977	2.1%	87.3%	1,874,702	1.8%	86.0%	1.7%
18-22	All others	10	5,442,129	4.9%	89.0%	3,327,223	3.3%	88.0%	2.2%

	Total/Weighted Average	622	111,509,053	100.0%	90.5%	101,708,291	100.0%	90.4%	100.0%

(a)	Property Net Operating Income represents fourth quarter 2005 property net operating income from continuing operations (see Item 8 — Note 19) for wholly-owned properties and our share of consolidated and unconsolidated joint ventures owned and in service as of December 31, 2005.
Total Office Portfolio Lease Expiration Schedule
      The following schedule is based upon the contractual termination date of the leases, without regard to any early lease termination and/or renewal options. Some of the leases are subject to various forms of lease termination options exercisable by tenants. Although it is not possible to predict which tenants are likely to exercise these options, it has been our experience that the greatest incidence of lease termination option exercises occur in markets in which the contractual rents under the lease are significantly higher than current market rents. As a result of these lease termination options, renewal options and other factors, such as tenant insolvencies, the actual termination dates of some portion of our leases may vary from the contractual expiration date set forth in the schedule.

Total Office Portfolio Lease Expiration Schedule (a)
December 31, 2005

	Year of Expiration

	2006(b)	2007	2008	2009	2010	2011	2012	2013	2014	2015	Thereafter(f)	Totals

	(Dollars in thousands except per square foot amounts)
Boston
Square Feet(c)	901,117	1,173,913	1,593,288	1,328,450	1,557,965	454,243	1,095,733	1,425,253	727,593	272,129	1,045,935	11,575,619
% Square Feet(d)	7.1%	9.3%	12.6%	10.5%	12.3%	3.6%	8.6%	11.2%	5.7%	2.1%	8.2%	91.3%
Annualized Rent for occupied square feet(e)	$26,598	$49,148	$57,753	$49,655	$59,448	$18,622	$45,837	$59,454	$26,310	$9,057	$41,630	$443,512
Annualized Rent per occupied square foot(e)	$29.52	$41.87	$36.25	$37.38	$38.16	$41.00	$41.83	$41.71	$36.16	$33.28	$39.80	$38.31

San Francisco
Square Feet(c)	1,124,597	1,278,854	1,411,339	913,602	1,864,124	792,332	432,610	378,371	223,717	296,682	210,420	8,926,648
% Square Feet(d)	11.0%	12.5%	13.8%	8.9%	18.2%	7.7%	4.2%	3.7%	2.2%	2.9%	2.1%	87.2%
Annualized Rent for occupied square feet(e)	$46,398	$43,899	$52,739	$29,202	$74,656	$29,972	$11,847	$11,611	$5,828	$8,863	$13,429	$328,444
Annualized Rent per occupied square foot(e)	$41.26	$34.33	$37.37	$31.96	$40.05	$37.83	$27.38	$30.69	$26.05	$29.87	$63.82	$36.79

Los Angeles
Square Feet(c)	977,496	1,247,266	710,237	777,186	1,032,915	592,383	709,563	536,497	358,284	665,656	276,498	7,883,981
% Square Feet(d)	11.6%	14.8%	8.4%	9.2%	12.3%	7.0%	8.4%	6.4%	4.3%	7.9%	3.3%	93.7%
Annualized Rent for occupied square feet(e)	$35,414	$40,802	$21,910	$21,590	$31,617	$23,136	$23,476	$18,110	$12,621	$20,973	$8,473	$258,122
Annualized Rent per occupied square foot(e)	$36.23	$32.71	$30.85	$27.78	$30.61	$39.06	$33.09	$33.76	$35.23	$31.51	$30.64	$32.74

New York
Square Feet(c)	151,627	179,343	189,327	1,261,182	322,130	437,637	476,698	445,167	114,544	84,009	1,493,740	5,155,404
% Square Feet(d)	2.8%	3.3%	3.5%	23.5%	6.0%	8.2%	8.9%	8.3%	2.1%	1.6%	27.8%	96.1%
Annualized Rent for occupied square feet(e)	$9,096	$9,199	$7,732	$74,582	$14,910	$23,841	$21,225	$24,120	$6,953	$5,950	$73,703	$271,311
Annualized Rent per occupied square foot(e)	$59.99	$51.29	$40.84	$59.14	$46.29	$54.48	$44.53	$54.18	$60.70	$70.83	$49.34	$52.63

San Jose
Square Feet(c)	710,862	775,129	534,178	497,635	962,887	742,373	488,279	129,475	331,712	193,645	154,992	5,521,167
% Square Feet(d)	11.0%	12.0%	8.2%	7.7%	14.8%	11.4%	7.5%	2.0%	5.1%	3.0%	2.4%	85.1%
Annualized Rent for occupied square feet(e)	$23,881	$25,482	$12,935	$14,081	$36,835	$42,932	$32,566	$4,079	$6,512	$6,558	$4,245	$210,106
Annualized Rent per occupied square foot(e)	$33.59	$32.87	$24.21	$28.30	$38.25	$57.83	$66.70	$31.50	$19.63	$33.87	$27.39	$38.05

Total Office Portfolio Lease Expiration Schedule (a)
December 31, 2005 — (Continued)
	Year of Expiration

	2006(b)	2007	2008	2009	2010	2011	2012	2013	2014	2015	Thereafter(f)	Totals

	(Dollars in thousands except per square foot amounts)
Seattle
Square Feet(c)	981,173	936,770	1,237,815	1,396,313	1,446,993	561,694	509,514	574,545	429,886	520,697	665,318	9,260,718
% Square Feet(d)	9.8%	9.4%	12.4%	14.0%	14.5%	5.6%	5.1%	5.8%	4.3%	5.2%	6.7%	92.7%
Annualized Rent for occupied square feet(e)	$26,725	$25,230	$30,996	$33,838	$38,314	$13,364	$14,119	$14,936	$9,408	$10,445	$17,161	$234,536
Annualized Rent per occupied square foot(e)	$27.24	$26.93	$25.04	$24.23	$26.48	$23.79	$27.71	$26.00	$21.88	$20.06	$25.79	$25.33

Washington, D.C.
Square Feet(c)	489,312	808,707	933,734	662,220	445,135	810,318	359,189	250,325	672,696	556,174	247,631	6,235,441
% Square Feet(d)	7.4%	12.2%	14.1%	10.0%	6.7%	12.2%	5.4%	3.8%	10.2%	8.4%	3.7%	94.2%
Annualized Rent for occupied square feet(e)	$15,364	$23,249	$31,946	$20,944	$17,630	$26,803	$11,390	$8,967	$23,226	$20,837	$9,630	$209,986
Annualized Rent per occupied square foot(e)	$31.40	$28.75	$34.21	$31.63	$39.61	$33.08	$31.71	$35.82	$34.53	$37.46	$38.89	$33.68

Chicago
Square Feet(c)	1,525,507	929,832	1,394,482	983,602	1,242,517	624,781	738,544	534,629	538,670	1,321,163	673,270	10,506,997
% Square Feet(d)	13.0%	7.9%	11.9%	8.4%	10.6%	5.3%	6.3%	4.6%	4.6%	11.3%	5.8%	89.8%
Annualized Rent for occupied square feet(e)	$41,845	$23,826	$41,391	$28,751	$32,878	$15,988	$20,553	$14,590	$13,900	$34,067	$13,880	$281,669
Annualized Rent per occupied square foot(e)	$27.43	$25.62	$29.68	$29.23	$26.46	$25.59	$27.83	$27.29	$25.80	$25.79	$20.62	$26.81

Atlanta
Square Feet(c)	1,322,323	693,987	699,975	779,051	1,397,137	456,169	210,650	272,422	338,366	181,853	266,959	6,618,892
% Square Feet(d)	17.1%	9.0%	9.1%	10.1%	18.1%	5.9%	2.7%	3.5%	4.4%	2.4%	3.5%	85.6%
Annualized Rent for occupied square feet(e)	$37,172	$15,576	$13,998	$22,102	$36,313	$9,809	$3,847	$5,729	$6,338	$3,516	$5,171	$159,571
Annualized Rent per occupied square foot(e)	$28.11	$22.44	$20.00	$28.37	$25.99	$21.50	$18.26	$21.03	$18.73	$19.33	$19.37	$24.11

Orange County
Square Feet(c)	970,209	983,647	1,548,406	573,502	677,621	432,283	248,030	170,745	6,536	21,146	46,707	5,678,832
% Square Feet(d)	16.1%	16.3%	25.7%	9.5%	11.2%	7.2%	4.1%	2.8%	0.1%	0.4%	0.8%	94.1%
Annualized Rent for occupied square feet(e)	$26,241	$25,114	$36,531	$14,523	$16,182	$9,797	$6,519	$4,068	$165	$520	$444	$140,104
Annualized Rent per occupied square foot(e)	$27.05	$25.53	$23.59	$25.32	$23.88	$22.66	$26.28	$23.83	$25.24	$24.59	$9.51	$24.67

Total Office Portfolio Lease Expiration Schedule (a)
December 31, 2005 — (Continued)
	Year of Expiration

	2006(b)	2007	2008	2009	2010	2011	2012	2013	2014	2015	Thereafter(f)	Totals

	(Dollars in thousands except per square foot amounts)
Portland
Square Feet(c)	491,417	606,095	430,980	604,117	802,776	344,599	113,042	58,517	62,113	61,688	251,496	3,826,840
% Square Feet(d)	11.8%	14.6%	10.3%	14.5%	19.3%	8.3%	2.7%	1.4%	1.5%	1.5%	6.0%	91.9%
Annualized Rent for occupied square feet(e)	$11,551	$14,734	$9,265	$12,755	$15,348	$7,971	$2,333	$1,491	$1,559	$1,295	$4,335	$82,637
Annualized Rent per occupied square foot(e)	$23.51	$24.31	$21.50	$21.11	$19.12	$23.13	$20.64	$25.48	$25.10	$20.99	$17.24	$21.59

Denver
Square Feet(c)	587,911	607,280	607,624	688,442	402,051	292,518	419,764	77,953	221,986	56,783	116,053	4,078,365
% Square Feet(d)	12.9%	13.3%	13.3%	15.1%	8.8%	6.4%	9.2%	1.7%	4.9%	1.2%	2.5%	89.6%
Annualized Rent for occupied square feet(e)	$12,341	$11,617	$11,222	$15,681	$7,685	$5,158	$7,191	$1,472	$5,112	$677	$1,437	$79,593
Annualized Rent per occupied square foot(e)	$20.99	$19.13	$18.47	$22.78	$19.11	$17.63	$17.13	$18.88	$23.03	$11.92	$12.38	$19.52

Sacramento
Square Feet(c)	385,987	534,481	314,406	539,010	253,083	164,180	120,112	25,835	26,448	24,719	71,170	2,459,431
% Square Feet(d)	14.8%	20.5%	12.0%	20.6%	9.7%	6.3%	4.6%	1.0%	1.0%	0.9%	2.7%	94.1%
Annualized Rent for occupied square feet(e)	$10,117	$14,814	$8,006	$13,752	$6,956	$4,583	$3,605	$720	$678	$789	$770	$64,790
Annualized Rent per occupied square foot(e)	$26.21	$27.72	$25.46	$25.51	$27.49	$27.91	$30.01	$27.87	$25.64	$31.92	$10.82	$26.34

Stamford
Square Feet(c)	347,699	127,956	208,819	204,543	202,322	248,198	103,236	33,318	44,765	—	12,916	1,533,772
% Square Feet(d)	21.0%	7.7%	12.6%	12.4%	12.2%	15.0%	6.2%	2.0%	2.7%	0.0%	0.8%	92.7%
Annualized Rent for occupied square feet(e)	$11,020	$4,717	$7,148	$6,962	$6,830	$8,485	$3,379	$1,011	$1,368	$0	$0	$50,920
Annualized Rent per occupied square foot(e)	$31.69	$36.86	$34.23	$34.04	$33.76	$34.19	$32.73	$30.34	$30.56	$0.00	$0.00	$33.20

Oakland/East Bay
Square Feet(c)	388,484	291,343	475,527	381,256	310,442	143,047	24,073	368,749	13,500	7,066	18,390	2,421,877
% Square Feet(d)	14.9%	11.2%	18.2%	14.6%	11.9%	5.5%	0.9%	14.1%	0.5%	0.3%	0.7%	92.9%
Annualized Rent for occupied square feet(e)	$13,303	$8,824	$12,670	$9,142	$7,998	$4,995	$678	$12,509	$348	$137	$0	$70,604
Annualized Rent per occupied square foot(e)	$34.24	$30.29	$26.64	$23.98	$25.76	$34.92	$28.16	$33.92	$25.78	$19.39	$0.00	$29.15

Total Office Portfolio Lease Expiration Schedule (a)
December 31, 2005 — (Continued)
	Year of Expiration

	2006(b)	2007	2008	2009	2010	2011	2012	2013	2014	2015	Thereafter(f)	Totals

	(Dollars in thousands except per square foot amounts)
Austin
Square Feet(c)	197,469	215,161	299,114	140,055	317,998	137,610	326,644	90,726	218,298	144,419	206,614	2,294,108
% Square Feet(d)	6.9%	7.5%	10.5%	4.9%	11.1%	4.8%	11.4%	3.2%	7.6%	5.1%	7.2%	80.3%
Annualized Rent for occupied square feet(e)	$4,716	$5,363	$7,473	$3,256	$6,455	$3,410	$9,456	$1,859	$5,797	$2,790	$5,673	$56,248
Annualized Rent per occupied square foot(e)	$23.88	$24.93	$24.98	$23.25	$20.30	$24.78	$28.95	$20.49	$26.56	$19.32	$27.46	$24.52

San Diego
Square Feet(c)	376,184	155,157	251,580	479,250	421,652	186,827	16,431	—	10,052	130,647	36,602	2,064,382
% Square Feet(d)	15.9%	6.6%	10.6%	20.3%	17.8%	7.9%	0.7%	0.0%	0.4%	5.5%	1.5%	87.3%
Annualized Rent for occupied square feet(e)	$13,373	$5,063	$8,551	$12,726	$12,500	$5,934	$519	$0	$382	$3,398	$192	$62,638
Annualized Rent per occupied square foot(e)	$35.55	$32.63	$33.99	$26.55	$29.65	$31.76	$31.59	$0.00	$38.00	$26.01	$5.25	$30.34

All Others
Square Feet(c)	968,887	378,800	931,323	710,996	451,404	147,109	246,438	77,833	141,857	163,503	625,450	4,843,600
% Square Feet(d)	17.8%	7.0%	17.1%	13.1%	8.3%	2.7%	4.5%	1.4%	2.6%	3.0%	11.5%	89.0%
Annualized Rent for occupied square feet(e)	$15,456	$7,814	$19,701	$17,327	$10,362	$3,790	$6,070	$1,791	$3,573	$3,623	$18,531	$108,038
Annualized Rent per occupied square foot(e)	$15.95	$20.63	$21.15	$24.37	$22.96	$25.76	$24.63	$23.01	$25.19	$22.16	$29.63	$22.31

Total Portfolio
Square Feet(c)	12,898,261	11,923,721	13,772,154	12,920,412	14,111,152	7,568,301	6,638,550	5,450,360	4,481,023	4,701,979	6,420,161	100,886,074
% Square Feet(d)	11.6%	10.7%	12.4%	11.6%	12.7%	6.8%	6.0%	4.9%	4.0%	4.2%	5.8%	90.5%
Annualized Rent for occupied square feet(e)	$380,611	$354,471	$391,967	$400,869	$432,917	$258,590	$224,610	$186,517	$130,078	$133,495	$218,705	$3,112,830
Annualized Rent per occupied square foot(e)	$29.51	$29.73	$28.46	$31.03	$30.68	$34.17	$33.83	$34.22	$29.03	$28.39	$34.07	$30.85

(a)	Based on the contractual termination date of the lease without regard to any early lease termination and/or renewal options.

(b)	640,783 square feet expiring in 2006 is from month to month leases.

(c)	Represents occupied square feet of expiring leases as of the reporting date.

(d)	Represents occupied square feet of expiring leases in the market divided by the market’s total building square feet.

(e)	Annualized rent is the monthly contractual rent as of the reporting date under existing leases in which occupancy has commenced as of the reporting date multiplied by 12 months (“Annualized Rent”). If the current rent payable is $0 (as a result of rent abatements), then the first monthly rent payment due under the existing lease is used to calculate annualized rent. The contractual rent amounts include total base rent and estimated expense reimbursements from tenants as of the reporting date before any adjustments for rent abatements and contractual increases or decreases in rent subsequent to December 31, 2005. Total rent abatements for leases in which occupancy has commenced as of the reporting date for the period from January 1, 2006 to December 31, 2006 are approximately $30.8 million. We believe Annualized Rent is a useful measure because this information can be used for comparison to current market rents as published by various third party sources.

(f)	EOP management offices and owner-building use space totaling 796,991 square feet is included in square feet, however, the rent per square foot is $0.

Item 3.     Legal Proceedings.
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
      Our Common Shares are traded on the New York Stock Exchange (“NYSE”) under the symbol “EOP”. On February 28, 2006, the reported closing sale price per Common Share on the NYSE was $31.45 and there were 3,293 holders of record. The high and low sales prices and closing sales prices on the NYSE and distributions for the Common Shares during 2005 and 2004 are set forth in the table below:

Year	Quarter	High	Low	Close	Distributions

2005	Fourth	$33.17	$28.20	$30.33	$0.50
	Third	$35.79	$31.31	$32.71	$0.50
	Second	$34.39	$30.00	$33.10	$0.50
	First	$31.17	$27.45	$30.13	$0.50
2004	Fourth	$29.86	$27.11	$29.12	$0.50
	Third	$28.95	$25.71	$27.25	$0.50
	Second	$29.20	$23.90	$27.20	$0.50
	First	$30.39	$27.81	$28.89	$0.50

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities
      Under our repurchase program announced in July 2002, as amended, we have been authorized to repurchase in the open market or in privately-negotiated transactions up to $2.1 billion of our Common Shares through May 31, 2006 (the $1.1 billion previously authorized for repurchase under this program was increased $500 million to $1.6 billion in November 2005 and an additional $500 million in December 2005 to $2.1 billion). We also announced in May 2004 that we may repurchase Common Shares from time to time to fund our employee benefit programs, including the 1997 Employee Share Purchase Plan and Supplemental Retirement Savings Plan (“SERP”). Such repurchases are not considered part of our open market repurchase program. The following table summarizes repurchases of our Common Shares during the fourth quarter of 2005:

			Total Number of	Dollar Value of
			Shares Purchased	Shares that May
			as Part of Publicly	Yet be Purchased
	Total Number of	Average Price	Announced Plans	Under the Plans
Period	Shares Purchased(a)	Paid per Share(a)	or Programs(a)	or Programs(b)

October 1 - 31	2,364,195	$32.48	2,364,195	$330,819,258
November 1 - 30	14,101,100	29.84	14,101,100	$410,916,424
December 1 - 31	11,541,208	30.77	11,541,208	$557,348,995

Fourth quarter 2005	28,006,503	$30.45	28,006,503

(a)	Of the Common Shares repurchased during the fourth quarter of 2005, 27,953,100 represent Common Shares repurchased under our open market repurchase program and 26,338 represent Common Shares repurchased under our SERP. In addition, 17,064 represent Common Shares repurchased in the open market to fund Common Shares purchased under our 1997 Employee Share Purchase Plan and 8,869 represent Common Shares repurchased in the open market to fund fees paid in Common Shares to each of our nonemployee trustees, except Mr. Zell. The remaining 1,132 Common Shares repurchased represent Common Shares surrendered to Equity Office to satisfy tax withholding obligations in connection with the vesting of restricted stock.

(b)	This dollar value relates to the $2.1 billion open market repurchase program only. The number of Common Shares that may yet be repurchased in the open market to fund shares purchased under our

1997 Employee Share Purchase Plan, as amended, was 1,358,224 at October 31, 2005 and November 30, 2005 and 1,341,160 at December 31, 2005.

      The above table excludes the cash redemption by EOP Partnership of 186,754 partnership units in EOP Partnership (“Units”) at an average purchase price of $31.32 per unit for an aggregate dollar value of $5.8 million.

Securities Authorized for Issuance Under Equity Compensation Plans
      Information related to employee compensation plans is set forth in Item 8 — Note 22.
Item 6.     Selected Financial Data.
      The following sets forth our selected consolidated financial and operating information on a historical basis. The selected financial data has been derived from our historical consolidated financial statements. The following information should be read together with our consolidated financial statements and notes thereto included in Item 8.

	For the years ended December 31,

	2005	2004	2003	2002	2001(a)

	(Dollars in thousands, except per share amounts)
Selected Financial Data:
Total revenues	$3,000,589	$2,874,032	$2,825,820	$2,889,715	$2,585,550
Income from early lease terminations(b)	$80,028	$58,689	$68,408	$151,969	$41,230
Property net operating income from continuing operations(c)	$1,801,538	$1,802,422	$1,816,361	$1,856,352	$1,683,060
Income from continuing operations	$203,894	$253,811	$430,603	$442,539	$399,713
Net gain on sales of real estate and provision for loss on assets held for sale(d)	$21,026	$27,160	$168,126	$18,354	$81,662
Impairment(b)	$(219,003)	$(229,170)	$(7,500)	$—	$(135,220)
Cumulative effect of a change in accounting principle	$—	$(33,697)	$—	$—	$(1,142)
Net income	$42,939	$137,307	$655,062	$770,215	$618,182
Net income available to common shareholders	$8,136	$98,214	$603,190	$707,642	$563,796
Funds from Operations available to common shareholders plus assumed conversions(e)	$608,330	$931,687	$1,289,547	$1,520,268	$1,190,174
Income from continuing operations per share — diluted	$0.38	$0.50	$1.00	$1.00	$1.02
Cumulative effect of a change in accounting principle per share — diluted	$—	$(0.07)	$—	$—	$—
Net income available to common shareholders per share — diluted	$0.02	$0.24	$1.50	$1.70	$1.55
Funds from Operations available to common shareholders plus assumed conversions per share — diluted(e)	$1.35	$2.07	$2.80	$3.18	$2.83
Cash distributions declared per Common Share	$2.00	$2.00	$2.00	$2.00	$1.90

	For the years ended December 31,

	2005	2004	2003	2002	2001(a)

	(Dollars in thousands, except per share amounts)
Balance Sheet Data (at end of year):
Total assets	$22,973,553	$24,671,539	$24,189,010	$25,246,783	$25,808,422
Mortgage debt net of any discounts and premiums	$2,164,198	$2,609,067	$2,315,889	$2,507,890	$2,650,338
Unsecured notes net of any premiums and discounts	$9,032,620	$9,652,392	$8,828,912	$9,057,651	$9,093,987
Lines of credit	$1,631,000	$548,000	$334,000	$205,700	$244,300
Mandatorily Redeemable Preferred Shares	$299,497	$299,500	$299,500	$299,500	$299,500
Other Data (at end of year):
Effective Office Portfolio:
Number of office properties	622	698	684	734	774
Rentable square feet of office properties (in millions)	101.7	115.3	113.6	119.6	122.0
Occupancy of office properties	90.4%	87.5%	85.9%	88.4%	91.6%

(a)	On July 2, 2001, we completed our acquisition by merger of Spieker Properties, Inc. (“Spieker”) at a cost of $7.2 billion. As a result, we acquired 391 office properties containing 28.3 million square feet and 98 industrial properties containing 10.1 million square feet.

(b)	These amounts include continuing and discontinued operations and also include our share of unconsolidated joint ventures.

(c)	These amounts represent property operating revenues (which include rental revenues, tenant reimbursements, parking and other operating revenues) less property operating expenses (which include real estate taxes, insurance, repairs and maintenance and property operating expense). See Item 8 — Note 19 on why we present property net operating income from continuing operations.

(d)	These amounts include continuing and discontinued operations after allocations to minority interest partners and also include our share of unconsolidated joint ventures.

(e)	Refer to Item 7 for information regarding why we present funds from operations and for a reconciliation of this non-GAAP financial measure to net income.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Overview
      Our Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read together with our consolidated financial statements and notes thereto and is organized as follows:
I.     Executive Summary (pages 34-38)
           A description of our business as well as key factors and trends that affect our business.
II.     Results of Operations (pages 38-47)
           Period-to-period comparisons of our results of operations for the years ended 2003 through 2005.
III.     Liquidity and Capital Resources (pages 48-61)

A discussion of our liquidity and capital resources, including distributions to our shareholders and unitholders, contractual obligations, debt financing, market risk, equity securities, capital improvements, tenant improvements and leasing costs, developments, cash flows and additional items for 2005.
IV.     Critical Accounting Policies and Estimates (pages 61-65)

A review of the critical accounting policies and estimates that affect the financial statements and impact of new accounting standards.
V.     Funds From Operations (pages 65-67)

A reconciliation of this non-GAAP financial measure to net income, the most directly comparable GAAP measure.
I.     Executive Summary
      Equity Office Properties Trust (“Equity Office”) is the largest publicly traded owner and manager of office properties in the United States. The use of the word “we”, “us”, or “our” in this Form 10-K refers to Equity Office and its subsidiaries, including EOP Operating Limited Partnership (“EOP Partnership”), except where the context otherwise requires. We own, manage, lease and develop office properties. At December 31, 2005, we had a national office portfolio comprised of whole or partial interests in 622 office buildings located in 16 states and the District of Columbia. We own premium quality office buildings. Based on our Effective Office Portfolio, which consists of 101.7 million square feet, 39.4% and 60.6% of our properties are located in central business districts and suburban locations, respectively. At December 31, 2005, we owned buildings in 22 markets and 101 submarkets, including our 17 core markets which are:
Atlanta
Austin
Boston
Chicago
Denver
Los Angeles
New York
Oakland/ East Bay
Orange County
Portland
Sacramento
San Diego
San Francisco
San Jose
Seattle
Stamford
Washington, D.C.
      We believe our core markets generally offer the following: a strong opportunity for us to be a market leader; an ability to leverage our operating platform; sufficient market size for us to achieve scale and grow; an intellectual and cultural infrastructure; and a highly educated workforce.
      We operate our properties using a portfolio-based model as compared to many real estate owners who operate on a property-by-property basis. We believe this approach allows us to operate efficiently while providing a high level of service to our tenants. Our market concentrations enable us to provide a wide range of office solutions to tenants who have local, regional and national office space needs.
      The following factors affect our business and are important to consider when reviewing our financial and operating results:

•	the economic environment;

•	our investment activity and our use of the proceeds from dispositions;

•	our liquidity and capital resources; and

•	our operating and leasing results.

Economic Environment
      The business of owning, operating and leasing Class A office properties in the United States was impacted by a prolonged economic downturn, which commenced in the first quarter of 2001 and stabilized around the fourth quarter of 2003. During this time, office market fundamentals deteriorated, rental rates declined and vacancies increased in our major markets. We also experienced a significantly higher level of unscheduled early lease terminations during this period. As a result of the deterioration in our market fundamentals, revenues declined as our leases expired and were either not renewed or were renewed at lower rental rates. Also, we incurred and continue to incur significant tenant improvement and leasing costs to maintain and restore occupancy which was lost during this cycle.
      We typically experience long business cycles because our average lease term is five to six years. Accordingly, when the fundamentals of the office business decline, our operating results do not deteriorate as quickly as would be the case if, for example, we re-priced a substantial percentage of our product “to market” on an annual basis. Conversely, when office business fundamentals improve, our operating results tend to improve more slowly. Further, we have chosen to diversify our portfolio risk by operating in a large number of office markets whose conditions may not deteriorate or recover in tandem. As a result of these factors, our operating results are likely to lag those of the general economy as well as certain of our competitors whose operations are concentrated in fewer markets.
      At the present time, the office market fundamentals are generally improving. Office job growth, a principal driver of demand for our properties, has been positive for over two years and is forecasted to increase in 2006 in most of our core markets. In the past two years, substantially all of our core markets have experienced positive net absorption. Occupancy has increased in most of our core markets, and we expect it to further increase in 2006. More recently, rental rates have begun to trend upwards in most of our core markets. Another market variable that impacts the supply of office space is construction activity. Although construction activity in several of our markets has recently increased, such activity remains below historical levels. Within the last twelve months, construction costs have increased and this may reduce the likelihood of new competitive supply in a number of our markets. Although these market trends are expected to positively impact our operating results over time, our results will continue to be negatively impacted by any decrease in rental rates on new and renewal leases as compared to expiring leases (commonly referred to as rent roll down) and the effect of increased expenses and higher tenant improvement and leasing costs.

Investment Activity
      Over the last two years we took steps to reposition our portfolio for long-term growth. We took advantage of a favorable asset-sale environment and during 2005 sold on an Effective Office Portfolio basis $2.7 billion of assets comprising 17.8 million square feet and several vacant land parcels. Our portfolio is comprised of premium quality office buildings in diverse geographic markets. More than 96% of our assets (based on total square feet) are currently located in our 17 core markets. We expect to continue to take advantage of market opportunities and expect to engage in further sales based on market conditions. When we sell assets in the future, we may recognize gains, losses or impairment charges.

      For the year ended December 31, 2005, our net income and FFO were negatively impacted by asset sales. Our income from continuing operations has decreased, and we recorded $228.0 million of gains on assets sold and $426.0 million of non-cash charges on assets sold and assets we intend to sell. See Item 8 — Note 5 for more information regarding the gains, losses and impairment charges recognized.
      We expect to continue, as market conditions permit, to invest a portion of the capital from our dispositions into acquisitions in targeted growth markets. While the current commercial real estate market has provided us with favorable valuations for assets we have sold, this same market has also created an extremely competitive atmosphere for acquiring properties. The properties we acquired in 2005 ($1.4 billion comprising 5.1 million square feet), including redevelopment properties, had average occupancy rates lower than our weighted average portfolio occupancy. We acquired these properties, however, because they were attractively priced, located in our core markets and have growth potential that we believe will make them accretive to our earnings over the long term.
      We may also continue to use disposition proceeds, in part, for reinvestments in our existing portfolio, debt repayments, distributions to our shareholders, and repurchases of our common shares (“Common Share”) and EOP Partnership Units (“Units”). During 2005, we used proceeds from asset sales together with other sources of capital to fund $1.4 billion in acquisitions, to repay $1.7 billion of mortgage debt and unsecured notes (with a weighted average effective interest rate of 6.87%), to repurchase 31.0 million Common Shares (at an average purchase price of $30.68 per share for $950.7 million under our open market repurchase program) and to redeem 1.8 million Units (at an average purchase price of $30.67 per Unit for $56.5 million). We also obtained $769.1 million of mortgage debt on new and existing properties (including our share of unconsolidated properties of $131.8 million) with a weighted average effective interest rate of 5.43%. Although our overall debt levels remained relatively unchanged as of December 31, 2005 as compared to December 31, 2004, we were able to reduce our effective borrowing rate on a weighted average basis from 6.57% at December 31, 2004 to 6.51% at December 31, 2005.
      As a result of this significant level of dispositions, we have experienced and may continue to experience earnings dilution. Ultimately, the amount and duration of this dilution will depend upon the manner in which we redeploy our capital over time. We believe the short-term earnings dilution is outweighed by our improved prospects for long-term growth.

Liquidity and Capital Resources
      As discussed later in the Liquidity and Capital Resources section, for 2004 and 2005 our net cash flow provided by operating activities was insufficient to meet all of our cash requirements including capital improvements, tenant improvements and leasing costs as well as distributions to shareholders and unitholders. We anticipate that our 2006 annual Common Share dividend, which is subject to quarterly Board of Trustees approval, will be $1.32 per share, down from the 2005 annual dividend of $2.00 per share. Notwithstanding this reduction in the Common Share dividend, we anticipate that if our net cash from operating activities and our cash requirements continue at these levels, a shortfall will continue in 2006, but at a lower level from 2005, and that we will cover the shortfall with proceeds primarily from financing activities and asset sales.

Operating and Leasing Results

Operating Results for 2005
      As the economy and office markets recover, we have seen improvements in many of our markets. Although occupancy and rental rates on our new leases have gradually been improving, rental rates on new and renewal leases continue to be below those of expiring leases. We also repositioned our portfolio by disposing of $2.7 billion of assets which reduced rental revenues and our net operating income and we recognized significant gains on properties sold and losses and impairments on properties sold and properties we intend to sell. Operating expenses and general and administrative expenses also increased primarily because of increased utility costs, increased repairs and maintenance costs, increases in payroll and severance expenses, consulting fees associated with the implementation of a new accounting system and a shared services center, and the costs incurred for damage to our properties in New Orleans from Hurricane Katrina. As a result, our net income available to common shareholders in 2005 was $8.1 million, or $0.02 per diluted share, down from $98.2 million, or $0.24 per diluted share in 2004.

Leasing Results

Occupancy
      Total square feet for leases under which tenants took occupancy during the years ended December 31, 2005 and 2004 was 21.2 million and 22.0 million, respectively. Our Effective Office Portfolio occupancy was 90.4% as of December 31, 2005, an increase from 87.5% at the end of 2004 and 85.9% at the end of 2003. Approximately half of the increase in occupancy since December 31, 2004 was due to leasing, and the balance from selling properties with low occupancy. We expect occupancy in early 2006 to decline slightly due to several large expiring leases, but to recover to the 91% to 92% range by year-end 2006.

Early Lease Terminations
      We had 3.4 million square feet of early lease terminations during the year ended December 31, 2005, which compares to 3.9 million square feet in the year ended December 31, 2004. On a square footage basis, the number of early lease terminations declined as there were fewer early lease terminations in 2005 as a result of defaults as compared to 2004. We expect this trend to continue in 2006. Income from early lease terminations was slightly higher in 2005 than 2004 primarily because of one large termination fee in the first quarter of 2005.

Rental Rates
      Rental rates on new leases declined during the years ended December 31, 2005 and 2004 by 14.5% and 16.3%, respectively (on a cash basis), when compared to rates on expiring and terminating leases. Market rents began a downward trend in 2001 as vacancy rates increased across the nation. While we have recently been able to increase rental rates in select areas, we expect it to take time for rental rates to improve across the portfolio since only a portion of our leases expire each year. We estimate that rental rates on our leases that are scheduled to expire in 2006 are 10% to 15% above current market. The decline in rents to current market levels adversely affects our rental revenues, and until market rental rates increase from their current levels to the level payable under expiring leases, which we believe may not occur until the latter part of 2007 or early 2008, in a majority of our markets, we expect rent roll down to continue to reduce our rental revenues.

Tenant Improvements and Leasing Costs
      In order to retain tenants and obtain new tenants, we incur tenant improvement and leasing costs, which have been at historically high levels since 2003. Our costs for 2005 averaged $20.24 per square foot, and we expect the costs for 2006 to be between $21.50 and $23.50 per square foot. These increasing costs are due to higher construction costs across the country. Also, the repositioning of our portfolio has resulted in a higher concentration of buildings in markets that require higher tenant improvement costs.

Trends in Occupancy and Rental Rates for the Total Office Portfolio
      Below is a summary of leasing activity for tenants taking occupancy in the periods presented.

	For the years ended December 31,

	2005	2004	2003

Office Property Data for Total Office Portfolio:
Occupancy at end of year	90.5%	87.7%	86.3%
Gross square footage for tenants whose lease term commenced during the year	21,219,691	22,015,441	22,684,488
Weighted average annual rent per square foot for tenants whose lease term commenced during the year:
GAAP basis(a,b)	$26.60	$24.10	$25.68
Cash basis(b,c)	$25.55	$23.38	$24.86
Gross square footage for expiring and terminated leases during the year	19,235,670	20,381,369	23,976,592
Weighted average annual rent per square foot for expiring and terminated leases during the year:
GAAP basis(a)	$29.01	$27.14	$28.14
Cash basis(c)	$29.88	$27.94	$28.55
Change in weighted average annual rent per square foot between expiring and terminated leases and leases that commenced during the year:
GAAP basis — change in annual rent per square foot	$(2.41)	$(3.04)	$(2.46)
GAAP basis — percent change in annual rent per square foot	(8.3)%	(11.2)%	(8.7)%
Cash basis — change in annual rent per square foot	$(4.33)	$(4.56)	$(3.69)
Cash basis — percent change in annual rent per square foot	(14.5)%	(16.3)%	(12.9)%

(a)	Based on the average annual base rent per square foot over the lease term and current estimated tenant reimbursements, if any.

(b)	Weighted average annual rent per square foot for new leases for tenants whose lease term commenced during the period may lag the market because leasing decisions typically are made one month to 12 or more months prior to taking occupancy.

(c)	Based on the monthly contractual rent when the lease commenced, expired or terminated multiplied by 12 months. For new and renewal leases, if the monthly contractual rent when the lease commenced is $0 (as a result of rent abatements), then the rental rate represents the first monthly rent payment due multiplied by 12 months (“Annualized Cash Rent”). The contractual rent amounts include total base rent and estimated expense reimbursements from tenants before any adjustments for rent abatements and contractual increases or decreases in rent. We believe Annualized Cash Rent is a useful measure because this information can be used for comparison to current market rents as published by various third party sources.
II.     Results of Operations
Period-to-Period Comparisons
      The financial results presented in the consolidated statements of operations show significant changes from period-to-period. Our period-to-period financial results may not be comparable because we acquire and dispose of properties on an ongoing basis. We have also consolidated properties (that we previously recorded under the equity method) as a result of the acquisition of our joint venture partners’ interests. During 2005, we completed a significant amount of disposition activity which adversely impacted our financial results. The net income (loss) for properties sold and properties held for sale is included in Discontinued Operations. See

Item 8 — Note 5 for more information, including the results of operations for the properties classified as Discontinued Operations.
      Below is a summary of changes in our Total Office Portfolio and our Effective Office Portfolio:

		Square Feet

	Buildings	Total Office Portfolio	Effective Office Portfolio

Properties owned as of:
December 31, 2002	734	125,725,399	119,625,725
Acquisitions	2	829,293	923,879
Developments placed in service	5	1,218,215	989,307
Dispositions	(53)	(5,182,707)	(7,543,381)
Properties taken out of service(a)	(4)	(450,548)	(450,548)
Building remeasurements	—	115,273	96,135

December 31, 2003	684	122,254,925	113,641,117
Consolidation of SunAmerica Center	1	780,063	524,772
Acquisitions	27	3,315,232	3,104,028
Developments placed in service	2	298,689	298,689
Dispositions	(5)	(567,765)	(1,922,755)
Properties taken out of service(a)	(11)	(469,771)	(469,771)
Building remeasurements	—	101,872	103,663

December 31, 2004	698	125,713,245	115,279,743
Acquisitions	55	3,959,956	3,959,956
Developments placed in service	1	115,340	115,340
Dispositions	(131)	(18,275,376)	(17,644,205)
Properties taken out of service(a)	(1)	(61,825)	(61,825)
Building remeasurements	—	57,713	59,282

December 31, 2005	622	111,509,053	101,708,291

(a)	Properties taken out of service represent office properties we are no longer attempting to lease and may be sold in the future or redeveloped.
      As a result of the significant acquisition, disposition and consolidation activity, we have presented condensed consolidated results for properties owned for the comparable periods (the “Same Store Portfolio”) as well as the condensed consolidated statements of operations (the “Total Company”). The Total Company results include the Same Store Portfolio as well as acquisitions, dispositions, consolidations and corporate level expenses.

Comparison of the year ended December 31, 2005 to the year ended December 31, 2004
      The table below represents selected operating information for the Total Company and for the Same Store Portfolio. The Same Store Portfolio consists of 498 consolidated office properties and 28 unconsolidated joint venture properties acquired or placed in service on or prior to January 1, 2004.

	Total Company				Same Store Portfolio

			Change				Change
			Favorable/(Unfavorable)				Favorable/(Unfavorable)

	2005	2004	Amount	%	2005	2004	Amount	%

	(Dollars in thousands)
Revenues:
Property operating revenues	$2,982,849	$2,859,806	$123,043	4.3%	$2,686,357	$2,670,325	$16,032	0.6%
Fee income	17,740	14,226	3,514	24.7	—	—	—	—

Total revenues	3,000,589	2,874,032	126,557	4.4	2,686,357	2,670,325	16,032	0.6

Expenses:
Depreciation and amortization	749,765	687,702	(62,063)	(9.0)	662,331	633,236	(29,095)	(4.6)
Real estate taxes	339,006	324,481	(14,525)	(4.5)	292,987	294,605	1,618	0.5
Insurance	59,567	29,521	(30,046)	(101.8)	56,241	27,163	(29,078)	(107.1)
Repairs and maintenance	340,904	312,928	(27,976)	(8.9)	315,192	291,207	(23,985)	(8.2)
Property operating	441,834	390,454	(51,380)	(13.2)	410,568	371,836	(38,732)	(10.4)
Ground rent	22,517	20,912	(1,605)	(7.7)	21,620	20,623	(997)	(4.8)
Corporate general and administrative(a)	66,536	52,242	(14,294)	(27.4)	—	—	—	—
Impairment	65,738	38,534	(27,204)	(70.6)	44,294	14,705	(29,589)	(201.2)

Total expenses	2,085,867	1,856,774	(229,093)	(12.3)	1,803,233	1,653,375	(149,858)	(9.1)

Operating income	914,722	1,017,258	(102,536)	(10.1)	883,124	1,016,950	(133,826)	(13.2)

Other income (expense):
Interest and dividend income	15,896	8,041	7,855	97.7	5,005	3,132	1,873	59.8
Realized gain on sale of marketable securities	157	28,976	(28,819)	(99.5)	—	—	—	—
Interest expense(b)	(831,725)	(848,677)	16,952	2.0	(149,451)	(176,595)	27,144	15.4

Total other income (expense)	(815,672)	(811,660)	(4,012)	(0.5)	(144,446)	(173,463)	29,017	16.7

Income before income taxes, allocation to minority interests, income from investments in unconsolidated joint ventures and gain on sales of real estate	99,050	205,598	(106,548)	(51.8)	738,678	843,487	(104,809)	(12.4)
Income taxes	272	(1,981)	2,253	113.7	(373)	(325)	(48)	(14.8)
Minority interests:
EOP Partnership	(907)	(11,747)	10,840	92.3	—	—	—	—
Partially owned properties	(9,825)	(10,264)	439	4.3	(9,825)	(10,263)	438	4.3
Income from investments in unconsolidated joint ventures	68,996	50,304	18,692	37.2	32,674	39,827	(7,153)	(18.0)
Gain on sales of real estate	46,308	21,901	24,407	111.4	—	—	—	—

Income from continuing operations	203,894	253,811	(49,917)	(19.7)	761,154	872,726	(111,572)	(12.8)
Discontinued operations	(160,955)	(82,807)	(78,148)	(94.4)	—	—	—	—

Income before cumulative effect of a change in accounting principle	42,939	171,004	(128,065)	(74.9)	—	—	—	—
Cumulative effect of a change in accounting principle	—	(33,697)	33,697	100.0	—	—	—	—

Net income	$42,939	$137,307	$(94,368)	(68.7)%	$761,154	$872,726	$(111,572)	(12.8)%

Selected Items from Continuing Operations:
Property net operating income(c)	$1,801,538	$1,802,422	$(884)	(0.0)%	$1,611,369	$1,685,514	$(74,145)	(4.4)%

Total Company	Same Store Portfolio

Change	Change
Favorable/(Unfavorable)	Favorable/(Unfavorable)

2005	2004	Amount	%	2005	2004	Amount	%

(Dollars in thousands)
Property operating margin(c,d)	60.4%	63.0%	(2.6)%	60.0%	63.1%	(3.1)%

$57,232	$73,104	$(15,872)	(21.7)%	$36,118	$65,355	$(29,237)	(44.7)%
Deferred rental revenue

Income from early lease terminations	$78,757	$48,056	$30,701	63.9%	$24,634	$37,464	$(12,830)	(34.2)%

(a)	Corporate general and administrative expense is not allocated to the Same Store Portfolio because these expenses are not directly incurred in connection with any specific property.

(b)	Interest expense (including amortization of deferred financing costs and prepayment expenses) for the Same Store Portfolio represents interest expense on mortgage debt and does not include interest expense on the unsecured notes or the lines of credit.

(c)	Property net operating income consists of property operating revenues minus property operating expenses. Included in property operating revenues are rental revenue, tenant reimbursements, parking and other income, which includes income from early lease terminations. Included in property operating expenses are real estate taxes, insurance, repairs and maintenance and property operating expenses. See Item 8 — Note 19 for more information.

(d)	Property operating margin is determined by dividing property operating revenues less property operating expenses by property operating revenues.
Property Operating Revenues
      Property operating revenues in the Same Store Portfolio increased primarily because of increased occupancy and an increase in tenant reimbursements (we recover a portion of increases in our operating expenses from our tenants). Same store occupancy increased from 89.4% at the end of 2004 to 91.2% at December 31, 2005. The increase was partially offset by a decrease in income from early lease terminations of $12.8 million, $4.3 million of rent loss in three buildings in New Orleans that were affected by Hurricane Katrina, and the effect of the rent roll down.
      Property operating revenues in the Total Company increased primarily because of property acquisitions, consolidations and developments placed in service which accounted for $160.2 million of the increase and the increases in the Same Store Portfolio, as explained above. This includes income from early lease terminations of which approximately $53.2 million was received at one building from a tenant who terminated its lease. This increase in property operating revenues was partially offset by the effect of partial sales of properties in 2005 and 2004 (which are not classified as discontinued operations), which decreased property revenues by $39.4 million.
Depreciation and Amortization
      Depreciation and amortization expense in the Same Store Portfolio increased because of capital and tenant improvements placed in service since the beginning of the prior period as well as an increase in deferred leasing costs.
      Depreciation and amortization expense in the Total Company increased because of property acquisitions, consolidations and developments placed in service which accounted for $42.4 million of the increase and the increases in the Same Store Portfolio, as explained above. The increase was partially offset by the effect of partial sales of properties in 2005 and 2004 (which are not classified as discontinued operations), which decreased depreciation and amortization expense by $8.8 million.

Real Estate Taxes
      Real estate taxes in the Same Store Portfolio decreased slightly primarily due to property tax refunds for properties located in California, partially offset by increases in Boston, Chicago and other regions. We anticipate real estate taxes will continue to fluctuate based on changes in property assessments and tax rates.
      Real estate taxes increased in 2005 in the Total Company because of property acquisitions, consolidations and developments placed in service, which accounted for $19.0 million of the increase. The increase was partially offset by the effect of the partial sale of properties in 2005 and 2004 (which are not classified as discontinued operations), which decreased real estate tax expense by $4.0 million, and the decrease in the Same Store Portfolio, as explained above.
Insurance
      Insurance expense for the Total Company and the Same Store Portfolio increased due to Hurricane Katrina damage to the three building Lakeway Center complex of $31.5 million. The hurricane-related damage was higher than earlier projections due to increased costs related to clean-up, remediation and window repairs. See Item 8 — Notes 13 and 24 for more information.
Repairs and Maintenance
      Repairs and maintenance expense increased in the Same Store Portfolio as a result of increased cleaning expense attributable to higher contractual rates and increased occupancy, higher payroll costs for building engineers and higher spending for major repairs. We increased our spending in repairs and maintenance as part of a program to maintain high levels of quality in our properties. Repairs and maintenance expense for 2006 is expected to continue at an increased level as a result of planned projects in 2006.
      Repairs and maintenance expense increased in the Total Company because of property acquisitions, consolidations and developments placed in service, which accounted for $12.3 million of the increase, and increases in the Same Store Portfolio, as explained above. This increase was partially offset by a decrease in repairs and maintenance expense of $8.1 million as a result of the effect of partial sales of properties in 2005 and 2004 (which are not classified as discontinued operations).
Property Operating
      Property operating expense increased for the Same Store Portfolio primarily due to an increase in utilities expense of $19.7 million attributable to higher utility rates and increased occupancy, $3.8 million of consulting fees and other costs associated with the implementation of a new accounting system and a shared services center, 2005 severance costs of $8.7 million and increases in payroll expenses of $8.0 million. We anticipate that utility costs will increase in the coming quarters when compared to historical costs if utility rates and the occupancy levels of our properties continue to increase. A portion of such expenses will be recoverable from tenants.
      Property operating expenses in the Total Company increased because of property acquisitions, consolidations and developments placed in service which accounted for $19.5 million of the increase and increases in the Same Store Portfolio, as explained above. This increase was partially offset by a decrease in property operating expenses of $8.3 million as a result of the effect of partial sales of properties in 2005 and 2004 (which are not classified as discontinued operations).
Corporate General and Administrative Expenses
      Corporate general and administrative expenses increased because of consulting fees, higher payroll expense and expenses related to restricted share awards and stock options.

Impairment
      For a discussion of impairment refer to Item 8 — Note 5.
Interest and Dividend Income
      Interest and dividend income increased in 2005 in the Total Company primarily due to larger balances in various notes receivable and investments, including escrow deposits.
Realized Gain on Sale of Marketable Securities
      The gain in 2004 consisted of $24.0 million from the settlement of forward-starting interest rate swaps and $4.7 million from the sale of securities.
Interest Expense
      Interest expense in the Same Store Portfolio decreased because of mortgage debt repayments.
      Interest expense for the Total Company decreased because of the repayment of higher interest rate debt with proceeds from asset sales and the issuance of new debt at lower interest rates. This decrease was partially offset by higher interest expense on variable rate debt and a decrease in capitalized interest expense due to a decrease in development activity (capitalized interest has the effect of reducing overall interest expense). As of December 31, 2005, 84% of our total debt was at a fixed interest rate.
Income from Investments in Unconsolidated Joint Ventures
      Income from investments in unconsolidated joint ventures in the Same Store Portfolio decreased primarily because of a decrease in income from early lease terminations and the effect of rent roll down, partially offset by an increase in occupancy.
      Income from investments in unconsolidated joint ventures for the Total Company increased primarily because of the $26.5 million gain on sale of our interest in three properties, which occurred in 2005, partially offset by the decrease in the Same Store Portfolio as explained above.
Gain on Sales of Real Estate
      The gain in 2005 for the Total Company of $46.3 million primarily relates to the partial sale of our interests in two properties in San Francisco, California. The gain in 2004 for the Total Company relates to the sale of our 3% interest in a property located in Houston, Texas and the partial sale of two properties located in Philadelphia, Pennsylvania. In accordance with Statement of Financial Accounting Standards No. 144, Accounting for the Impairment and Disposal of Long-Lived Assets (“FAS 144”), the net income from these properties that were partially sold, which includes the gain on sale, is not classified as discontinued operations because we maintain an ongoing involvement with the operation of these properties.
Discontinued Operations
      Discontinued operations consists of properties we sold and also properties classified as held for sale. See Item 8 — Note 5 for additional information regarding discontinued operations.
Cumulative Effect of a Change in Accounting Principle
      Under the provisions of Financial Accounting Standards Board Interpretation 46(R), Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51, as revised (“FIN 46(R)”), we consolidated the assets, liabilities and results of operations of SunAmerica Center effective January 1, 2004, and recorded a cumulative effect of a change in accounting principle resulting in a loss of $33.7 million. See Item 8 — Note 3.

Comparison of the year ended December 31, 2004 to the year ended December 31, 2003
      The table below represents selected operating information for the Total Company and for the Same Store Portfolio. The Same Store Portfolio consists of 622 consolidated office properties and 21 unconsolidated joint venture properties acquired or placed in service on or prior to January 1, 2003.

	Total Company				Same Store Portfolio

			Change Favorable/				Change Favorable/
			(Unfavorable)				(Unfavorable)

	2004	2003	Amount	%	2004	2003	Amount	%

	(Dollars in thousands)
Revenues:
Property operating revenues	$2,859,806	$2,809,959	$49,847	1.8%	$2,884,776	$2,952,670	$(67,894)	(2.3)%
Fee income	14,226	15,861	(1,635)	(10.3)	—	—	—	—

Total revenues	2,874,032	2,825,820	48,212	1.7	2,884,776	2,952,670	(67,894)	(2.3)

Expenses:
Depreciation and amortization	687,702	617,461	(70,241)	(11.4)	697,176	645,802	(51,374)	(8.0)
Real estate taxes	324,481	305,588	(18,893)	(6.2)	329,462	319,870	(9,592)	(3.0)
Insurance	29,521	19,846	(9,675)	(48.8)	33,429	24,818	(8,611)	(34.7)
Repairs and maintenance	312,928	297,677	(15,251)	(5.1)	319,347	312,385	(6,962)	(2.2)
Property operating	390,454	370,487	(19,967)	(5.4)	398,030	388,473	(9,557)	(2.5)
Ground rent	20,912	20,227	(685)	(3.4)	18,818	18,624	(194)	(1.0)
Corporate general and administrative(a)	52,242	62,479	10,237	16.4	—	—	—	—
Impairment	38,534	—	(38,534)	—	193,595	7,500	(186,095)	(2,481.3)

Total expenses	1,856,774	1,693,765	(163,009)	(9.6)	1,989,857	1,717,472	(272,385)	(15.9)

Operating income	1,017,258	1,132,055	(114,797)	(10.1)	894,919	1,235,198	(340,279)	(27.5)

Other income (expense):
Interest and dividend income	8,041	12,426	(4,385)	(35.3)	3,306	3,647	(341)	(9.4)
Realized gain on settlement of derivatives and sale of marketable securities	28,976	9,286	19,690	212.0	—	—	—	—
Interest expense(b)	(848,677)	(813,304)	(35,373)	(4.3)	(158,311)	(185,599)	27,288	14.7

Total other income (expense)	(811,660)	(791,592)	(20,068)	(2.5)	(155,005)	(181,952)	26,947	14.8

Income before income taxes, allocation to minority interests, income from investments in unconsolidated joint ventures and gain on sales of real estate	205,598	340,463	(134,865)	(39.6)	739,914	1,053,246	(313,332)	(29.7)
Income taxes	(1,981)	(5,429)	3,448	63.5	(336)	(772)	436	56.5
Minority interests:
EOP Partnership	(11,747)	(74,152)	62,405	84.2	—	—	—	—
Partially owned properties	(10,264)	(9,271)	(993)	(10.7)	(10,263)	(9,271)	(992)	(10.7)
Income from investments in unconsolidated joint ventures	50,304	79,882	(29,578)	(37.0)	30,663	42,387	(11,724)	(27.7)
Gain on sales of real estate	21,901	99,110	(77,209)	(77.9)	—	—	—	—

Income from continuing operations	253,811	430,603	(176,792)	(41.1)	759,978	1,085,590	(325,612)	(30.0)
Discontinued operations	(82,807)	224,459	(307,266)	(136.9)	—	—	—	—

Income before cumulative effect of a change in accounting principle	171,004	655,062	(484,058)	(73.9)	—	—	—	—
Cumulative effect of a change in accounting principle	(33,697)	—	(33,697)	—	—	—	—	—

Net income	$137,307	$655,062	$(517,755)	(79.0)%	$759,978	$1,085,590	$(325,612)	(30.0)%

	Total Company				Same Store Portfolio

			Change Favorable/				Change Favorable/
			(Unfavorable)				(Unfavorable)

	2004	2003	Amount	%	2004	2003	Amount	%

	(Dollars in thousands)
Selected Items from Continuing Operations:
Property net operating income(c)	$1,802,422	$1,816,361	$(13,939)	(0.8)%	$1,804,508	$1,907,124	$(102,616)	(5.4)%

Property operating margin(c,d)	63.0%	64.6%		(1.6)%	62.6%	64.6%		(2.0)%

	$73,104	$68,462	$4,642	6.8%	$60,813	$68,048	$(7,235)	(10.6)%
Deferred rental revenue

Income from early lease terminations	$48,056	$53,303	$(5,247)	(9.8)%	$38,489	$60,211	$(21,722)	(36.1)%

(a)	Corporate general and administrative expense is not allocated to the Same Store Portfolio because these expenses are not directly incurred in connection with any specific property.

(b)	Interest expense (including amortization of deferred financing costs and prepayment expenses) for the Same Store Portfolio represents interest expense on mortgage debt and does not include interest expense on the unsecured notes or the lines of credit.

(c)	Property net operating income consists of property operating revenues minus property operating expenses. Included in property operating revenues are rental revenue, tenant reimbursements, parking and other income, which includes income from early lease terminations. Included in property operating expenses are real estate taxes, insurance, repairs and maintenance and property operating expenses. See Item 8 — Note 19 for more information.

(d)	Property operating margin is determined by dividing property operating revenues less property operating expenses by property operating revenues.
Property Operating Revenues
      Property operating revenues in the Same Store Portfolio decreased in 2004 because of rent roll down and a decrease in average occupancy rates. In addition, income from early lease terminations decreased in 2004 by $21.7 million.
      Property operating revenues in the Total Company increased because of the consolidation of certain properties, acquisitions and developments placed in service, which together increased property operating revenues by $230.9 million. The increase in property operating revenues from 2003 to 2004 was partially offset by the partial sales of properties in 2003 and 2004 (which are not classified as discontinued operations), which accounted for $101.3 million of the change in revenue and the decreases in the Same Store Portfolio, as explained above.
Depreciation and Amortization
      Depreciation and amortization expense in the Same Store Portfolio increased in 2004 because of capital and tenant improvements placed in service since the beginning of the prior period and an increase in deferred leasing costs.
      Depreciation and amortization expense in the Total Company increased in 2004 as a result of the consolidation of certain properties and acquisitions and increases in the Same Store Portfolio, as explained above. The increases were partially offset by the partial sales of properties in 2003 and 2004 (which are not classified as discontinued operations).

Real Estate Taxes
      Real estate taxes increased in 2004 in the Same Store Portfolio because of an increase in estimated taxes at our properties located in California of $16.9 million which was partially offset by lower real estate taxes as a result of lower tax assessments of our Boston properties of $7.8 million. We anticipate real estate taxes to continue to fluctuate based on changes in property assessments and tax rates by the taxing authorities.
      Real estate taxes increased in 2004 in the Total Company as a result of the consolidation of certain properties and acquisitions and increases in the Same Store Portfolio as explained above. The increases were partially offset by the partial sales of properties in 2003 and 2004 (which are not classified as discontinued operations).
Insurance Expense
      Insurance expense increased for both the Same Store Portfolio and the Total Company primarily as a result of increased property damage in 2004 and a reduction in insurance expense in 2003. See Item 8 — Note 24.
Repairs and Maintenance
      Repairs and maintenance expense increased in 2004 in the Same Store Portfolio by $7.0 million, primarily because we expanded our preventive maintenance program in 2004 in an effort to reduce future emergency repairs.
      Repairs and maintenance expense increased in 2004 in the Total Company because of the consolidation of certain properties, acquisitions and increases in the Same Store Portfolio as explained above. The increases were partially offset by the partial sales of properties in 2003 and 2004 (which are not classified as discontinued operations).
Property Operating
      Property operating expenses increased in 2004 in the Same Store Portfolio because of increases in utility expenses of$15.7 million, partially offset by a decrease in other property operating expenses of $6.1 million. The increase in utility expense was primarily due to general increases in rates charged by the utility suppliers and also from settlements of utility contracts in 2003, which had the effect of reducing utility expense in 2003.
      Property operating expenses increased in 2004 in the Total Company because of the consolidation of certain properties, acquisitions and increases in the Same Store Portfolio as explained above. The increases were partially offset by the effect of partial sales of properties in 2003 and 2004 (which are not classified as discontinued operations).
Corporate General and Administrative Expenses
      The decrease in 2004 in corporate general and administrative expense was caused by a decrease in consulting expenses of $11.3 million relating to a project that ended in 2003.
Impairment
      For a discussion of impairment refer to Item 8 — Note 5.
Interest and Dividend Income
      Interest and dividend income decreased in 2004 in the Total Company primarily as a result of lower interest and dividends from various notes receivable and investments, which either matured or were redeemed during the period.

Realized Gain on Settlement of Derivatives and Sale of Marketable Securities
      The increase from the prior year in the Total Company was primarily due to the $24.0 million gain recorded in 2004 when we settled certain interest rate swaps. In 2004, we also recognized gains of $2.3 million due to the disposition of our investment in shares of Capital Trust (this was a related party transaction, see Item 8 — Note 21) and $2.4 million from the sale of other securities.
      The gain in 2003 was primarily from the sale of common stock received in connection with a lease termination in 2002.
Interest Expense
      Interest expense decreased in 2004 in the Same Store Portfolio because of mortgage debt repayments.
      Interest expense increased in the Total Company because of the consolidation of certain properties, which accounted for $58.4 million of the increase, and the write-off of $5.3 million of unamortized loan costs in connection with the early redemption of certain unsecured notes. These increases were partially offset by a decrease in our weighted average interest rates resulting from having more floating rate debt than fixed rate debt outstanding as compared to the prior year. In addition, the interest rates on the unsecured notes issued in 2004 were lower than the interest rates on the debt repaid in 2004.
Income from Investments in Unconsolidated Joint Ventures
      Income from investments in unconsolidated joint ventures in the Same Store Portfolio decreased primarily because of reduced occupancy and lower average rental rates on new leases as compared to average rental rates on expiring leases. In addition, interest expense increased as a result of the refinancing of a property with a higher loan balance during 2003.
      Income from investments in unconsolidated joint ventures in the Total Company decreased primarily because of the consolidation of 1301 Avenue of the Americas, Key Center and Concar and decreases in the Same Store Portfolio as explained above. In 2003, the net income from these properties was included in income from investments in unconsolidated joint ventures. In addition, we sold our interest in Foundry Square IV and recognized a gain of $7.1 million which was included in income from investments in unconsolidated joint ventures in 2003. This decrease was partially offset by the properties that were partially sold in 2003 and 2004 as they are now accounted for under the equity method.
Gains on Sales of Real Estate
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
Cumulative Effect of a Change in Accounting Principle
      Under the provisions of FIN 46(R), we consolidated the assets, liabilities and results of operations of SunAmerica Center effective January 1, 2004, and recorded a cumulative effect of a change in accounting principle resulting in a loss of $33.7 million. See Item 8 — Note 3.

III. Liquidity and Capital Resources
Liquidity
      Net cash provided by operating activities is primarily dependent upon occupancy levels of our properties, rental rates on our leases and our level of operating and other expenses. Our primary sources of liquidity to fund cash requirements include cash provided by operating activities, borrowings against our lines of credit and proceeds from asset sales. Cash requirements include capital improvements, tenant improvements, leasing costs, distributions to our shareholders and unitholders, repurchases of our securities and acquisition and development costs.
      Our ability to draw upon our lines of credit and to incur additional indebtedness is dependent in part on our compliance with various financial and other covenants. A material adverse change in our net cash provided by operating activities may affect the financial performance covenants under our lines of credit and unsecured notes. If we fail to meet our covenants and are unable to reach a satisfactory resolution with our lenders, our lines of credit could become unavailable to us, the maturity dates for our unsecured notes could be accelerated, the interest charged on the lines of credit could increase and we may not be able to access other sources of financing. Moodys, Standard & Poor’s and Fitch provide credit ratings on EOP Partnership. As a result of a downgrade in EOP Partnership’s credit rating in December 2005, the interest rate on our term loan facility increased 10 basis points to LIBOR plus 55 basis points and the interest rate on our revolving credit facility increased 12.5 basis points to LIBOR plus 60 basis points plus a facility fee of 20 basis points. In addition, the interest rate associated with any future financings is likely to be higher due to the decline in our credit ratings. (A security rating is not a recommendation to buy, sell or hold securities and is subject to revision or withdrawal at any time by the assigning rating organization. Each rating should be evaluated independently of any other rating.)
      Over the last two years we have taken steps to reposition our portfolio for long-term growth. In 2005, we took advantage of a strong asset-sale environment and on an Effective Office Portfolio basis sold $2.7 billion of assets comprising 17.8 million square feet and several vacant land parcels. We expect to continue to take advantage of market opportunities and expect to engage in further sales from time to time, based on market conditions.
      We have several options for the proceeds generated from asset sales which include acquiring assets in our core markets, reinvestments in our existing portfolio, debt repayments, distributions to our shareholders, and repurchases of our Common Shares and Units of EOP Partnership. During 2005, we used proceeds from asset sales together with other sources of capital to fund $1.4 billion in acquisitions, to repay $1.7 billion of mortgage debt and unsecured notes (with a weighted average effective interest rate of 6.87%), to repurchase 31.0 million Common Shares (at an average purchase price of $30.68 per share for $950.7 million under our open market repurchase program) and to redeem 1.8 million Units (at an average purchase price of $30.67 per Unit for $56.5 million). We also obtained $769.1 million of mortgage debt on new and existing properties (including our share of unconsolidated properties of $131.8 million) with a weighted average effective interest rate of 5.43%. Although our overall debt levels remained relatively unchanged as of December 31, 2005 as compared to December 31, 2004, we were able to reduce our effective borrowing rate on a weighted average basis from 6.57% at December 31, 2004 to 6.51% at December 31, 2005.
      In order to qualify as a REIT for U.S. federal income tax purposes, we must distribute an amount equal to at least 90% of our taxable income (excluding capital gains) to our shareholders. We currently distribute amounts attributable to capital gains to our shareholders; however, these amounts can be retained by us and taxed at the corporate tax rate. Accordingly, we currently intend, although we are not legally obligated, to continue to make regular quarterly distributions to holders of our common and preferred shares, at least at the level required to maintain our REIT status for U.S. federal income tax purposes. The declaration of distributions on capital shares is at the discretion of the Board of Trustees, which decision is made quarterly by the Board of Trustees based on then prevailing circumstances. We anticipate that our 2006 annual Common Share dividend, which is subject to quarterly Board of Trustees approval, will be $1.32 per share, a decrease from the 2005 annual dividend of $2.00 per share.

      Reduced rental rates, reduced revenues as a result of asset sales and increased operating expenses have reduced our net cash provided by operating activities. In addition, tenant improvement and leasing costs have increased as compared to historical levels due to competitive market conditions for new and renewal leases. During 2004 and 2005, net cash provided by operating activities was insufficient to satisfy all our cash needs including capital improvements, tenant improvement and leasing costs and distributions to our shareholders. We funded this shortfall primarily with proceeds from financing activities and asset sales. Notwithstanding the reduction in the Common Share dividend, we anticipate a shortfall will continue in 2006, but at a lower level from 2005, and that we will cover the shortfall with proceeds primarily from financing activities and asset sales. Although we anticipate a shortfall during 2006, we expect our cash needs will fluctuate throughout the year and are dependent on factors such as the timing of our distributions, our leasing activities and asset dispositions and acquisitions.
      As of December 31, 2005, we had $1.6 billion of debt maturing in 2006. Because REIT rules for federal income tax purposes require us to distribute 90% of our taxable income, we will not be able to retain sufficient cash to repay all of our debt as it comes due using only cash from operating activities. As a result, we will be required to repay most of our maturing debt with borrowings and proceeds from asset sales, although there can be no assurance that such dispositions or financings at acceptable terms will be available to us.
      We believe that net cash provided by operating activities, proceeds from existing or future lines of credit, proceeds from other financing sources that we expect to be available to us and proceeds from asset sales will together provide sufficient liquidity to meet our cash needs during 2006.
Distributions
      In 2005, the Board of Trustees declared distributions on the preferred shares as reflected below:

	Quarterly Distribution	Annual Distribution
Security	Per Share	Per Share	2005 Total Distributions

			(Dollars in thousands)
Series B Preferred Shares	$0.65625	$2.625	$15,724
Series G Preferred Shares	$0.484375	$1.9375	$16,469

			$32,193

      The Board of Trustees also declared distributions on Common Shares for each quarter in 2005 at $0.50 per Common Share.

Contractual Obligations
      As of December 31, 2005, we were subject to certain material contractual payment obligations as shown in the table below. We were not subject to any material capital lease obligations.

	Payments Due by Period

	Total	2006	2007	2008	2009	2010	Thereafter

	(Dollars in thousands)
Mortgage debt(a)	$2,169,383	$108,704	$263,018	$158,178	$630,698	$264,076	$744,709
Unsecured notes(a)	9,056,556	652,924	988,543	490,376	862,475	1,564,207	4,498,031
Lines of Credit	1,631,000	750,000	—	—	881,000	—	—
Series B Preferred Shares	299,497	—	—	299,497	—	—	—
Share of mortgage debt of unconsolidated joint ventures	473,725	52,217	3,999	18,610	11,645	96,174	291,080
Consolidated operating lease obligations(b)	1,320,502	22,124	22,119	21,855	21,644	21,733	1,211,027
Unconsolidated operating lease obligations(b)	33,854	564	564	564	564	564	31,034

Total Contractual Obligations	$14,984,517	$1,586,533	$1,278,243	$989,080	$2,408,026	$1,946,754	$6,775,881

(a)	Balance excludes net discounts and premiums.

(b)	Represents payments due under long-term leases in which we are the lessee of ground parcels and air rights associated with our office properties.
      In addition to the contractual payment obligations shown in the table above, we also have various properties under development for which we expect to incur an additional $686.0 million of costs through 2008. As of December 31, 2005, we are subject to $99.6 million of payment obligations under our development contracts, which will be paid as costs are incurred through 2007. For a complete listing of properties currently under development, refer to Developments in Process in this MD&A.
          Derivative Financial Instruments
      As of December 31, 2005, we had no outstanding derivative financial instruments. See Item 8 — Note 12.
          Energy Contracts
      In an ongoing effort to control energy costs, we have entered into contracts for the purchase of gas or electricity for certain properties in states which have deregulated energy markets. Typically, the terms of the contracts range from one to three years. Although all or a portion of the commodity price under these contracts is generally fixed, the amounts actually expended under these contracts will vary in accordance with actual energy usage and the timing of energy usage during the period. Our failure to purchase the amount of energy for which we have contractual commitments could result in penalties, depending on market conditions, some of which could be significant.
          Off-Balance Sheet Arrangements
      As listed above, our share of mortgage debt of unconsolidated joint ventures is $473.7 million. We do not have any other off-balance sheet arrangements with any unconsolidated investments or joint ventures that we believe have or are reasonably likely to have a material effect on our financial condition, results of operations, liquidity or capital resources.

Property Acquisitions
      See Item 8 — Note 24 for information regarding any commitments to acquire properties.
Debt Financing

Consolidated Debt
      The table below summarizes our consolidated mortgage debt, unsecured notes and lines of credit indebtedness:

	December 31,

	2005	2004

	(Dollars in thousands)
Balance (includes discounts and premiums):
Fixed rate:
Mortgage debt	$1,988,377	$2,502,871
Unsecured notes	8,787,620	8,439,016

Total	10,775,997	10,941,887

Variable rate:
Mortgage debt	175,821	106,196
Unsecured notes and lines of credit(a)	1,876,000	1,761,376

Total	2,051,821	1,867,572

Total	$12,827,818	$12,809,459

Percent of total debt:
Fixed rate	84.0%	85.4%
Variable rate(a)	16.0%	14.6%

Total	100.0%	100.0%

Effective interest rate at end of period:
Fixed rate:
Mortgage debt	7.01%	7.80%
Unsecured notes	6.80%	6.87%

Effective interest rate	6.84%	7.09%

Variable rate:
Mortgage debt	5.17%	5.53%
Unsecured notes and lines of credit(a)	5.02%	3.75%

Effective interest rate	5.03%	3.85%

Total	6.55%	6.61%

(a)	The variable rate debt as of December 31, 2004 included $1.0 billion of fixed rate unsecured notes that were converted to variable rate through several interest rate swaps entered into in March 2004. These swaps were terminated at various times during 2005. The interest rates for the remaining variable rate debt are based on various spreads over LIBOR.

Unconsolidated Joint Venture Debt
      The table below summarizes our share of unconsolidated joint venture debt, which consists solely of mortgage debt:

	December 31,

	2005	2004

	(Dollars in thousands)
Balance (includes discounts and premiums):
Fixed rate	$472,372	$330,929
Variable rate	1,353	30,103

Total	$473,725	$361,032

Effective interest rate at end of period:
Fixed rate	5.47%	5.56%
Variable rate	10.40%	3.35%

Total	5.48%	5.37%

Mortgage Debt
      During 2005 the following transactions occurred:

(Dollars in thousands)

Balance at December 31, 2004(a)	$2,622,750
Repayments and scheduled principal amortization	(1,077,322)
Assumed through property acquisitions	118,486
Repaid upon sale of property	(13,386)
Refinancing	150
Issuances	518,705

Balance at December 31, 2005(a)	$2,169,383

(a)	Excludes net discounts on mortgage debt.
      See Item 8 — Note 9 for more information on our mortgage debt.
Unconsolidated Joint Venture Mortgage Debt
      During 2005, our share of the transactions for unconsolidated joint venture mortgage debt was as follows:

(Dollars in thousands)

Balance at December 31, 2004	$361,032
Scheduled principal payments	(2,807)
Assumed by buyer through a property disposition	(16,250)
Refinancing	6,750
Issuance	125,000

Balance at December 31, 2005	$473,725

      See Item 8 — Note 7 for more information on our unconsolidated joint venture mortgage debt.
Restrictions on Mortgage Debt
      The mortgages encumbering the properties may include restrictions regarding transfer of title to the respective property subject to the terms of the mortgage, prohibit additional liens, require payment of real estate taxes on the properties, require maintenance of the properties in good condition, require maintenance of insurance on the properties and include a requirement to obtain lender consent to enter into material tenant leases.
Lines of Credit

$1.25 Billion Revolving Credit Facility
      In August 2005, we obtained a $1.25 billion revolving line of credit, which had an interest rate of LIBOR plus 47.5 basis points and an annual facility fee of 15 basis points, or $1.875 million. The $1.25 billion line of credit matures in August 2009. We have one option to extend the maturity date for an additional year for an extension fee of $1.875 million. The previously existing $1.0 billion line of credit that was scheduled to mature in May 2006 (which had an interest rate of LIBOR plus 60 basis points plus an annual facility fee of 20 basis points) terminated in August 2005 effective with the first funding of the $1.25 billion line of credit. As a result of a downgrade in EOP Partnership’s debt rating in December 2005, the interest rate on the $1.25 billion line of credit increased to LIBOR plus 60 basis points and the annual facility fee increased to 20 basis points, or $2.5 million. As of December 31, 2005, $881.0 million was outstanding under our $1.25 billion line of credit.
      We use our lines of credit, together with net cash provided by operating activities and proceeds generated from asset sales, to fund capital improvements, tenant improvement and leasing costs, distributions to our shareholders and unitholders, financing and investing activities and for general working capital purposes. As a result of the nature and timing of the draws, the outstanding balance on our lines of credit is subject to ongoing fluctuation and amounts outstanding under the lines of credit may from time to time be significant. We consider all such borrowings to be in the ordinary course of our business and expect fluctuations in the outstanding balance under the lines of credit.

Bridge Facilities
      In October 2005, we obtained and fully drew upon a $500 million unsecured term loan facility, bearing interest at LIBOR plus 45 basis points (the spread is subject to change based on EOP Partnership’s credit rating) and is scheduled to mature in October 2006. As a result of a downgrade in EOP Partnership’s debt rating in December 2005, the interest rate on the term loan facility increased to LIBOR plus 55 basis points. In December 2005, we entered into an amendment that increased the facility to $750 million with an option to draw an additional $250 million (which was exercised in January 2006 — see Item 8 — Note 25). As of December 31, 2005, $750 million was outstanding under this facility.
      In February 2005, we obtained a $250 million unsecured term loan facility, which had an interest rate of LIBOR plus 35 basis points and was scheduled to mature in February 2006. We repaid and terminated the term loan facility in July 2005.

Unsecured Notes
      During 2005, the following transactions occurred:

(Dollars in thousands)

Balance at December 31, 2004(a)	$9,690,754
Repayments	(675,000)
Issuance	40,802

Balance at December 31, 2005(a)	$9,056,556

(a)	Excludes net discounts of $23.9 million and $38.4 million at December 31, 2005 and December 31, 2004, respectively.
      As of December 31, 2005, $2.1 billion was available for issuance under two previously filed shelf registration statements totaling $7.0 billion.

Restrictions and Covenants under Unsecured Indebtedness
      The terms of our lines of credit and unsecured notes contain various financial covenants which require satisfaction of certain ratios. As of December 31, 2005, we believe we were in compliance with each of these financial covenants. If we fail to comply with any of these covenants, the indebtedness could become due and payable before its stated due date.
      Set forth below are the financial covenants to which we are subject under our unsecured note indentures and our performance under each covenant as of December 31, 2005:

Covenants(a) (in each case as defined in the respective indenture)	Actual Performance

Debt to Adjusted Total Assets may not be greater than 60%	53%
Secured Debt to Adjusted Total Assets may not be greater than 40%	11%
Consolidated Income Available for Debt Service to Annual Debt Service Charge may not be less than 1.50:1	2.2
Total Unencumbered Assets to Unsecured Debt may not be less than 150%(a)	190%

(a)	The unsecured notes we assumed in the merger with Spieker, of which $1.2 billion are outstanding at December 31, 2005, are subject to a minimum ratio of 165%.
Market Risk

Qualitative Information About Market Risk
      Our future earnings, cash flows and fair values relevant to financial instruments depend upon prevalent market rates for those financial instruments. Market risk is the risk of loss from adverse changes in market prices and interest rates. We manage our market risk by matching projected cash inflows from operating, investing and financing activities with projected cash outflows to fund debt service, acquisitions, capital improvements, distributions to shareholders and other cash requirements. The majority of our outstanding debt obligations (maturing at various times through 2031) have fixed interest rates which limit the risk of fluctuating interest rates. We utilize certain derivative financial instruments at times to limit interest rate risk. Interest rate protection and swap agreements are used to convert fixed rate debt to a variable rate basis, to hedge anticipated financing transactions, or convert variable rate debt to a fixed rate basis. Derivatives are used for hedging purposes rather than speculation. We do not enter into financial instruments for trading purposes.

Quantitative Information About Market Risk

Interest Rate Risk
      As of December 31, 2005 and 2004, $10.8 billion and $10.9 billion of our total outstanding debt was fixed rate debt and $2.1 billion and $1.9 billion was variable debt, respectively. The fair value of our fixed-rate debt was $0.7 billion and $1.1 billion higher at December 31, 2005 and 2004, respectively, than the book value, primarily due to the general decrease in market interest rates on secured and unsecured debt since the date of issuance of our debt. The fair market value of our variable rate debt approximates book value because the interest rate is based on LIBOR plus a spread, which approximates a market interest rate.
      The table below discloses the effect of hypothetical changes in market rates of interest on the fair value of total outstanding debt and net income (as a result of changes in interest expense). Interest risk amounts were determined by considering the impact of hypothetical interest rates on our debt. This analysis does not reflect the impact that a changing interest rate environment could have on the overall level of economic activity. Further, in the event of a changing interest rate environment, management would likely take actions to further mitigate its exposure to the change. However, due to the uncertainty of the specific actions that would be taken and their possible effects, this analysis assumes no change in our financial structure.

	Hypothetical change in	(Decrease)/Increase	(Decrease)/Increase
As of	market rates of interest	Fair Value of Total Debt	Net Income

December 31, 2005	+10% or 43 basis points	$(227) million	$(8.9) million
	-10% or 43 basis points	$236 million	$8.9 million
December 31, 2004	+10% or 27 basis points	$(258) million	$(5.1) million
	-10% or 27 basis points	$272 million	$5.1 million

Interest Rate Risk — Forward-Starting and Fixed-to-Floating Interest Rate Swaps
      As of December 31, 2005, we had no outstanding interest rate swaps. See Item 8 — Note 12 for information on the forward-starting and fixed-to-floating interest rate swaps that were outstanding during 2004 and 2005.

Equity Securities
      We are authorized to repurchase up to $2.1 billion of Common Shares under our open market repurchase program through May 2006. As shown in the table below, we repurchased a total of $1.5 billion Common Shares under this $2.1 billion program. Repurchases to fund our employee benefit programs, including the Employee Share Purchase Plan and Supplemental Retirement Savings Plan, are not considered part of the open market repurchase program. See Item 8 — Note 25 for information about activity in our open market purchase program subsequent to December 31, 2005.

	Total Number of	Average Price	Total Dollar Value of
Year	Shares Purchased	Paid Per Share	Shares Repurchased

			(Dollars in thousands)
2002	7,901,900	$24.92	$196,882
2003	14,236,400	25.53	363,487
2004	1,260,600	25.80	32,518
2005	30,986,900	30.68	950,720

Total	54,385,800	$28.38	$1,543,607

      The limited partners of EOP Partnership have the right to require EOP Partnership to redeem their Units for Common Shares or an equivalent amount of cash, as determined by Equity Office as general partner. The following table reflects Units redeemed for cash, which are not considered part of our open market repurchase program.

	Total Number of	Average Price	Total Dollar Value of
Year	Units Purchased	Paid Per Unit	Units Repurchased

			(Dollars in thousands)
2002	3,727,925	$28.62	$106,690
2003	240,240	26.75	6,427
2004	139,256	28.03	3,904
2005	1,843,164	30.67	56,525

Total	5,950,585	$29.16	$173,546

Capital Improvements, Tenant Improvements and Leasing Costs

Capital Improvements
      Significant renovations and improvements, which improve or extend the useful life of our properties are capitalized and depreciated over the improvement’s useful life. We categorize these capital expenditures as follows:

•	Capital Improvements — costs for improvements that enhance the value of the property such as lobby renovations, roof replacement, significant renovations for Americans with Disabilities Act compliance, chiller replacement and elevator upgrades.

•	Development and Redevelopment Costs — costs associated with the development or redevelopment of a property including construction costs, tenant improvements, leasing commissions, capitalized interest and operating costs incurred while the property is made ready for its intended use.
      The table below shows the costs incurred for each type of improvement.

	For the years ended December 31,

	2005		2004		2003

		Unconsolidated		Unconsolidated		Unconsolidated
	Consolidated	Properties	Consolidated	Properties	Consolidated	Properties
	Properties	(our share)	Properties	(our share)	Properties	(our share)

	(Dollars in thousands)
Capital Improvements:
Capital improvements	$87,445	$6,258	$70,594	$6,387	$64,052	$9,222
Development and redevelopment costs	29,424	—	51,602	—	105,127	5,538

Total capital improvements	$116,869	$6,258	$122,196	$6,387	$169,179	$14,760

      During 2005, we increased our spending for capital improvements as part of a program to maintain high levels of quality in our properties. We anticipate spending a similar or higher amount in 2006 as a result of planned projects.

Tenant Improvements and Leasing Costs
      Investments in properties related to the renovation, alteration or build-out of existing office space, as well as related leasing costs, are capitalized and depreciated over the shorter of the asset’s useful life or the lease term. These tenant improvements may include, but are not limited to, floor coverings, ceilings, walls, HVAC, mechanical, electrical, plumbing and fire protection systems.

      The amounts shown below represent total tenant improvements and leasing costs for tenants who commenced occupancy during the respective period shown.

	For the years ended December 31,

	2005		2004		2003

		Total Cost		Total Cost		Total Cost
		per Square		per Square		per Square
	Total Costs	Foot Leased	Total Costs	Foot Leased	Total Costs	Foot Leased

	(Dollars in thousands, except per square foot amounts)
Consolidated Properties:
Renewals	$107,458	$12.90	$97,214	$11.62	$128,673	$13.07

Retenanted
Vacant for less than 12 months	160,061	22.71	154,923	21.12	142,874	21.84
Vacant longer than 12 months	100,887	28.91	104,583	28.03	105,490	30.67

Total Retenanted	260,948	24.76	259,506	23.45	248,364	24.31

Total/Weighted Average	368,406	19.52	356,720	18.36	377,037	18.79

Unconsolidated Joint Ventures(a):
Renewals	2,759	12.40	12,330	21.95	17,936	24.09

Retenanted
Vacant for less than 12 months	14,811	36.15	5,399	21.13	4,948	19.13
Vacant longer than 12 months	15,658	46.14	7,177	46.37	3,078	35.34

Total Retenanted	30,469	40.68	12,576	30.65	8,026	23.21

Total/Weighted Average	33,228	34.20	24,906	25.62	25,962	23.81

Total Properties:
Total/Weighted Average	$401,634	$20.24	$381,626	$18.70	$402,999	$19.05

(a)	Represents our share of unconsolidated joint ventures’ tenant improvements and leasing costs for office properties.
      The information above includes capital improvements incurred during the periods shown. Tenant improvements and leasing costs are reported for tenants who commenced occupancy during the periods shown which is consistent with how we report our per square foot tenant improvements and leasing costs. The amounts included in the consolidated statements of cash flows represent the cash expenditures made during the period, regardless of when the leases commence. The differences between these amounts represent timing differences between the lease commencement dates and the actual cash expenditures. In addition, the figures below include expenditures for furniture, fixtures and equipment, software, leasehold improvements and other.

The reconciliation between these amounts for the consolidated properties and the amounts disclosed in the consolidated statements of cash flows is as follows:

	For the years ended December 31,

	2005	2004	2003

	(Dollars in thousands)
Capital improvements	$87,445	$70,594	$64,052
Tenant improvements and leasing costs:
Office properties	368,406	356,720	377,037
Industrial properties	—	4,584	3,366
Expenditures for corporate furniture, fixtures and equipment, software, leasehold improvements and other	22,299	10,726	32,397

Subtotal	478,150	442,624	476,852
Development costs	29,424	50,815	96,736
Redevelopment costs	—	787	8,391
Timing differences	(14,255)	82,038	(4,399)

Total capital improvements, tenant improvements and leasing costs	$493,319	$576,264	$577,580

Selected items from the consolidated statement of cash flows:
Capital and tenant improvements (including development costs)	$370,595	$453,227	$438,601
Lease commissions and other costs	122,724	123,037	138,979

Total	$493,319	$576,264	$577,580

Developments in Process
      We own 100% of the following properties which are under development. Our developments consist of new construction as well as significant renovation of existing buildings. Development costs are primarily funded by our lines of credit. Specifically identifiable direct acquisition, development and construction costs are capitalized, including salaries and related payroll costs, real estate taxes and interest incurred in developing the property. All figures stated below are as of December 31, 2005.

	Estimated
	Placed in				Costs	Total	Current
	Service		Number of	Square	Incurred to	Estimated	Percentage
Property	Date(a)	Location	Buildings	Feet	Date(b)	Costs(c)	Leased

					(Dollars in thousands)
Summit at Douglas Ridge II	Q2 2005	Roseville, CA	1	93,349	$20,378	$23,806	35%
Kruse Oaks II(d)	Q4 2006	Portland, OR	1	107,000	4,922	20,923	0%
Bridge Pointe Corporate Center III	Q4 2006	San Diego, CA	2	150,000	11,712	35,967	0%
1095 Avenue of the Americas(e)	Q3 2007	New York, NY	1	1,028,083	515,512	849,753	(e )
Foundry Square I (Barclays)	Q4 2007	San Francisco, CA	1	335,890	12,481	145,564	96%
City Center Plaza West	Q1 2008	Bellevue, WA	1	559,400	13,043	188,025	0%

Total			7	2,273,722	$578,048	$1,264,038	16%

(a)	The Estimated Placed in Service Date represents the date the certificate of occupancy was obtained or is currently anticipated to be obtained. Subsequent to obtaining the certificate of occupancy, the property will undergo a lease-up period.

(b)	The Costs Incurred to Date are presented in the balance sheet as follows:

Developments in process	$567,129
Deferred leasing costs and other related intangibles recorded at acquisition	10,919

Total costs incurred to date	$578,048

(c)	The Total Estimated Costs include the acquisition cost of the land and building. The Total Estimated Costs are subject to change upon, or prior to, the completion of the development and include amounts required to lease-up the property.

(d)	The land underlying this development is owned by a third party from whom we lease it under a ground lease agreement.

(e)	On September 29, 2005 we acquired 79%, or 1,028,083 square feet, of 1095 Avenue of the Americas. Verizon, the sole tenant, occupied 96.8% of the property at acquisition. Verizon will be moving out in phases throughout 2006. We plan to redevelop the property as Verizon vacates the premises, and we anticipate the redevelopment to be completed in Q3 2007.
      In addition to the developments described above, we own or have under option various land parcels available for development. These sites represent possible future development of up to approximately nine million square feet of office space. These potential developments will be impacted by the timing and likelihood of success of the entitlement processes, both of which are uncertain. These various sites include: Russia Wharf, Boston, MA; Prominence in Buckhead, Atlanta, GA; Perimeter Center, Atlanta, GA; Tabor Center, Denver, CO; Bridge Pointe Corporate Center, San Diego, CA; La Jolla Centre, San Diego, CA; Orange Center, Orange, CA; Skyport Plaza, San Jose, CA; Station Landing, Walnut Creek, CA; 8th Street, Bellevue, WA; 175 Wyman, Waltham, MA; Parkshore Plaza, Folsom, CA; Commerce Plaza, Oakbrook, IL; and First & Main, Portland, OR.
Inflation
      Substantially all of our office leases require the tenant to pay, as additional rent, their respective portion of real estate taxes and operating expenses. In addition, many of our office leases provide for fixed increases in base rent or escalations indexed to the Consumer Price Index or other measures. We believe that a significant portion of increases in property operating expenses will be offset, in part, by expense reimbursements and contractual rent increases described above.
Cash Flows
      The table below summarizes the changes in our cash and cash equivalents as a result of operating, investing and financing activities for the last three years:

	For the years ended December 31,

	2005	2004	2003

	(Dollars in thousands)
Cash and cash equivalents at the beginning of the period	$107,126	$69,398	$58,471
Net cash provided by operating activities	987,990	1,207,967	1,219,571
Net cash provided by (used for) investing activities	921,413	(685,333)	657,553
Net cash (used for) financing activities	(1,938,365)	(484,906)	(1,866,197)

Cash and cash equivalents at the end of the period	$78,164	$107,126	$69,398

Operating Activities
      Cash provided by operating activities depends primarily on cash received from tenants in our properties in accordance with their lease obligations, less payments for our operating and other expenses. The decrease in net cash provided by operating activities from 2004 to 2005 is primarily due to reduced net income as a result of asset sales and increased operating expenses (as previously discussed within this document) and an increase in prepaid real estate taxes in 2005.

Investing Activities
      Net cash provided by and used for investing activities reflects the net impact of acquisitions and dispositions of properties, expenditures for capital improvements, tenant improvements and lease costs (as previously discussed within this document). It also includes decreases in escrow deposits and restricted cash which primarily relates to the release of escrow funds from property sales.

Financing Activities
      Net cash used for financing activities generally includes cash provided by or used for debt transactions, distributions to our common and preferred shareholders and repurchases of our securities. Our significant 2005 transactions have been discussed previously within this document.
Analysis of Selected Balance Sheet Items
      The table below contains selected balance sheet items that have changed significantly from December 31, 2004 to December 31, 2005.

	December 31,	December 31,
	2005	2004	Change

	(Dollars in thousands)
Developments in process	$567,129	$40,492	$526,637
Investments in real estate held for sale, net of accumulated depreciation	$75,211	$163,390	$(88,179)
Tenant and other receivables	$94,858	$75,775	$19,083
Investments in unconsolidated joint ventures	$947,989	$1,117,143	$(169,154)
Deferred leasing costs and other related intangibles	$522,926	$450,625	$72,301
Prepaid expenses and other assets	$303,181	$191,992	$111,189

Developments in Process
      As of December 31, 2005, we had six properties under development, one of which comprised $516 million (see Developments in Process in this MD&A for information on these six developments). As of December 31, 2004, we had one property under development which was placed in service during the second quarter of 2005.

Investment in Real Estate Held for Sale, Net of Accumulated Depreciation
      In accordance with FAS 144, we have classified certain properties as held for sale. Properties held for sale are reflected in our consolidated balance sheets at the lower of their historical cost or their fair value less cost to sell (determined based on the estimated sales prices and estimated transaction costs). The properties’ net income and provision for losses, if any, are included in discontinued operations (see Item 8 — Note 5). At December 31, 2004, we had one property held for sale, Northland Plaza, which was sold in 2005. At December 31, 2005, we had three properties held for sale, two of which were sold in 2006.

Tenant and Other Receivables
      The increase in tenant and other receivables was primarily driven by an increase in operating expense reimbursements due from tenants. The increase in these tenant reimbursements was impacted by increases in utility and repair and maintenance costs during late 2005. We recover a portion of the increase in our operating expenses from our tenants.

Investments in Unconsolidated Joint Ventures
      The decrease in investments in unconsolidated joint ventures was primarily caused by several transactions during 2005 including the sales of our interests in Preston Commons, Sterling Plaza and Chase Center, as well as the mortgage financing of Yahoo! Center and SunTrust Center.

Deferred Leasing Costs and Other Related Intangibles
      The increase in deferred leasing costs and other related intangibles was primarily the result of leasing costs incurred during 2005 for new and renewal leases and deferred leasing costs recorded in accordance with Statement of Financial Accounting Standards No. 141, Business Combinations (“FAS 141”), partially offset by amortization expense and dispositions.

Prepaid Expenses and Other Assets
      The increase in prepaid expenses and other assets was the result of a $26.1 million increase in prepaid real estate taxes primarily attributable to the New York region, a $40.7 million note receivable, net of deferred gain, representing a bridge loan that we made to the buyer of One Phoenix Plaza (see Item 8 — Note 5) and a $50.0 million investment in junior mezzanine debt that we made as part of a debt refinancing on 375 Park Avenue (accounted for as a note receivable — see Item 8 — Note 4). The increase was partially offset by a $17.3 million distribution from the refinancing proceeds of our investment in John Hancock Complex (see Item 8 — Note 4).

IV.	Critical Accounting Policies and Estimates
      The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses for the reporting periods. We base our estimates on historical experience and other assumptions that we believe are reasonable. Certain accounting policies are considered to be critical accounting policies, as they require management to make assumptions about matters that are uncertain at the time the estimate is made. In the event our estimates and assumptions are different from actual results, adjustments are made in subsequent periods to reflect more current information. Management believes the following critical accounting policies reflect our more significant judgments and estimates used in the preparation of our consolidated financial statements. For a summary of all of our significant accounting policies, see Item 8 — Note 2.
Revenue Recognition
      Our revenue is primarily derived from contractual lease obligations. Management’s determination of the collectibility of current tenant receivables requires significant judgment which may impact the recognition of revenues. See Allowance for Doubtful Accounts below for more information.
      We recognize revenue from rent, tenant reimbursements, parking and other revenue once all of the following criteria are met in accordance with SEC Staff Accounting Bulletin 104:

•	the agreement has been fully executed and delivered;

•	services have been rendered;

•	the amount is fixed or determinable; and

•	the collectibility of the amount is reasonably assured.
      Listed below are our primary sources of revenue:
          Rental Revenues
      We record rental revenues on a straight-line basis as they are earned during the lease term. Certain leases provide for tenant occupancy during periods for which no rent is due or where minimum rent payments change during the lease term. Accordingly, a receivable is recorded representing the difference between the straight-line rent and the rent that is contractually due from the tenant. These amounts are classified as deferred rent receivable on the consolidated balance sheets. When a property is acquired, the terms of existing leases are considered to commence as of the acquisition date for purposes of this calculation. Deferred rental revenue included in rental revenue from continuing operations for the years ended December 31, 2005, 2004 and 2003 totaled $57.2 million, $73.1 million and $68.5 million, respectively. Deferred rental revenue is not recognized for income tax purposes.
      We begin recognizing rental revenue when the tenant takes possession or controls the physical use of the leased space. In order for the tenant to take possession of the finished space, the leased space must be substantially ready for its intended use. When we are the owner of the tenant improvements, the leased space is ready for its intended use when the tenant improvements are substantially completed. In limited instances, when the tenant is the owner of the tenant improvements, straight-line rent is recognized when the tenant takes possession of the unimproved space.
      The determination of who owns the tenant improvements is subject to significant judgment. In making that determination, we consider various factors, including, but not limited to:

•	Whether the lease agreement specifies what or how the tenant improvement allowance is spent;

•	Whether the tenant improvements are unique to the tenant or general-purpose in nature;

•	Whether the ownership of the tenant improvements remains with the landlord or remains with the tenant at the end of the lease term;

•	Who bears substantial construction risk and cost of the tenant improvements.
      When we are the owner of the tenant improvements we record our cost to construct the tenant improvements as an asset and depreciate the cost over the shorter of the asset’s useful life or the non-cancelable lease term. To the extent we funded all or a portion of an improvement that is owned by the tenant, we treat the cost as a lease incentive and amortize the costs as a reduction to rental revenue on a straight-line basis over the term of the lease. Lease incentives may also include cash payments to or on behalf of tenants or the buy-out of a prospective tenant’s existing lease obligation with a third party and are amortized as a reduction to rental revenue on a straight-line basis over the term of the lease.
          Tenant Reimbursement Revenues
      Tenant reimbursements represent amounts due from tenants for items such as common area maintenance, real estate taxes, insurance, repairs and maintenance and other recoverable costs. Tenant reimbursement revenue is recognized as the related expenses are incurred.
          Parking Revenues
      Parking revenues represent amounts generated from contractual and transient parking at our office building garages. Revenue is recognized in accordance with contractual terms or as services are rendered.
          Other Revenues
      Other revenues primarily consist of income from early lease terminations. Income from early lease terminations represents amounts received from tenants (net of any deferred rent receivable) in connection with the early termination of their remaining lease obligation. If, upon termination of the lease, it is probable that the tenant will file for bankruptcy within 90 days, or if significant contingencies in the lease termination agreement exist, we will defer recognizing the lease termination fee as revenue until such uncertainties have been eliminated.

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
      We continue to experience uncollectible receivables relating to tenants in bankruptcy or tenants experiencing financial difficulty. If we underestimate the allowance for doubtful accounts, our financial condition and results of operations could be adversely affected. Our bad debt expense from continuing and discontinued operations for each of the three years in the period ended December 31, 2005 was $12.8 million (in 2003), $5.5 million (in 2004) and $6.4 million (in 2005).
Impairment of Long-Lived Assets
      We account for the impairment or disposal of long-lived assets in accordance with FAS 144. Rental properties are individually evaluated for impairment when conditions exist which may indicate that it is probable that the sum of expected future cash flows (on an undiscounted basis) over the anticipated holding period is less than its historical cost. Upon determination that a permanent impairment has occurred, rental properties are reduced to their fair value. If a property is considered held for sale, a provision for loss is recognized if the fair value of the property, less the estimated cost to sell, is less than the carrying amount of the property. Depreciation and amortization expense ceases once a property is considered held for sale.
      Our estimate of the expected future cash flows used in testing for impairment is highly subjective and based on, among other things, our estimates regarding future market conditions, rental rates, occupancy levels, costs of tenant improvements, leasing commissions and other tenant concessions, assumptions regarding the residual value of our properties at the end of our anticipated holding period and the length of our anticipated holding period. These assumptions could differ materially from actual results. If our strategy changes or if market conditions otherwise dictate a reduction in the holding period and an earlier sale date, an impairment loss could be recognized and such loss could be material.
      Over the last two years, we took steps to reposition our portfolio for long-term growth. We identified assets in non-core markets and non-strategic assets in core markets that we intended to sell as market conditions warranted. As a result, we incurred significant impairment charges (see Item 8 — Note 5).
Depreciation and Amortization
      FAS 141 was effective for business combinations initiated on or after July 1, 2001. Depreciation expense on properties acquired prior to July 1, 2001 is computed using the straight-line method based on an estimated useful life of 40 years. A significant portion of the acquisition cost of each property was allocated to building (usually 85% to 90% unless the property was subject to a ground lease in which case 100% of the acquisition cost was allocated to building). Depreciation expense on properties acquired subsequent to the effective date of FAS 141 is based on the allocation of the acquisition cost to land, building, tenant improvements and intangibles and their estimated useful lives. We engage a third party to assist in the allocation of the acquisition cost. The assumptions used in the allocation of the acquisition cost are subjective and are based on many factors including, but not limited to, the hypothetical expected lease-up periods, local market conditions including anticipated rental rate growth and the estimated probability of lease renewal and its estimated term. If we do not appropriately allocate acquisition cost to these components or we incorrectly estimate the useful lives of these components, our recognition of depreciation and amortization expense over future periods may be inaccurate.
Insurance
      We have a captive insurance company which is a wholly-owned taxable REIT subsidiary. We are responsible for losses up to a certain level for property damage, business interruption, earthquakes, terrorism and other events, general liabilities and other programs prior to third-party insurance coverage. When damages occur, we rely on third-party providers, such as actuaries and adjustors, to assist in determining the estimated loss. In some instances, this may require significant judgment and to the extent the actual loss incurred differs from the initial estimate, our financial results may be impacted. See Item 8 — Note 24 for more information.
Fair Value of Financial Instruments
      We are required to determine periodically the fair value of our mortgage debt and unsecured notes for disclosure purposes. Our debt consists of notes that have fixed and variable interest rates. The fair market value of variable rate debt approximates book value because the interest rate is based on LIBOR plus a spread, which approximates a market interest rate. As of December 31, 2005 and 2004, the fair value of our fixed-rate debt was $0.7 billion and $1.1 billion higher than the book value of $10.8 billion and $10.9 billion, respectively, primarily due to the general decrease in market interest rates on secured and unsecured debt since the date of issuance of our debt. In the determination of these fair values, we engage a third party and use internally developed models based on our estimates of current market conditions. The net present value of the difference between future contractual interest payments and future interest payments based on a current market rate represents the difference between the book value and the fair value. The current market rates are determined by adding an estimated risk premium to the quoted yields on federal government debt securities with similar maturity dates to our own debt. The risk premium estimates are based on our historical experience in obtaining either secured or unsecured financing and are also affected by current market conditions.
      In accordance with Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (“FAS 133”), the carrying values of interest rate swaps, as well as the underlying hedged liability, if applicable, are reflected at their fair value. We rely on quotations from a third party to determine these fair values.
      Because the valuations of our financial instruments are based on estimates, the fair value may change if the estimates are inaccurate. For the effect of hypothetical changes in market interest rates on interest expense for variable rate debt, the fair value of total outstanding debt and our interest rate swaps, see the Market Risk section.
Impact of New Accounting Standards and Accounting Standards Recently Adopted

New Accounting Standards
      In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (“FAS 123(R)”), which replaced FAS 123. FAS 123(R) requires compensation cost related to share-based payment transactions to be recognized in the financial statements. The provisions of FAS 123(R) may be adopted using either a modified-prospective or a modified-retrospective transition method. We will adopt FAS 123(R) effective January 1, 2006 using the modified-prospective method. Because we used a fair value based method of accounting for determining compensation expense associated with the issuance of all share options and other equity awards granted or modified after January 1, 2003, we do not expect the adoption of this standard will have a material effect on our results of operations and financial position. Had we adopted FAS 123(R) in prior periods, the impact of that standard would have approximated the impact of FAS 123 as described in the disclosure of pro forma net income and earnings per share in Item 8 — Note 2.
      In June 2005, the FASB ratified the consensus in Emerging Issues Task Force 04-5, Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights (“EITF 04-5”), which states that the general partner in a limited partnership is presumed to control that limited partnership. This presumption may be overcome if the limited partners have either (1) the substantive ability to dissolve the limited partnership or otherwise remove the general partner without cause or (2) substantive participating rights, which provide the limited partners with the ability to effectively participate in significant decisions that would be expected to be made in the ordinary course of business and thereby preclude the general partner from exercising unilateral control over the partnership. EITF 04-5 is effective June 30, 2005 for new or modified limited partnership arrangements and effective January 1, 2006 for existing limited partnership arrangements. Although our adoption had no effect on net income available to common shareholders or shareholders’ equity, we will be required to consolidate certain existing joint ventures effective January 1, 2006 that we previously accounted for under the equity method. We expect that the consolidation of these joint ventures effective January 1, 2006 will result in an increase in total assets of $2 billion and total liabilities of $790 million (including mortgage debt of $680 million, our share of which is $307 million).
      In May 2005, the FASB issued Statement of Financial Accounting Standards No. 154, Accounting Changes and Error Corrections — a replacement of APB Opinion No. 20 and FASB Statement No. 3 (“FAS 154”). FAS 154 changes the requirements for the accounting and reporting of a change in accounting principle by requiring retrospective application to prior periods’ financial statements, unless it is impracticable to do so. FAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. We will apply the provisions of FAS 154 beginning January 1, 2006.
      In March 2005, the FASB issued Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations — an interpretation of FASB Statement No. 143 (“FIN 47”). FIN 47 clarifies that the term “conditional asset retirement obligation” as used in Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations, represents a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement is conditional on a future event that may or may not be within a company’s control. Under this standard, a liability for a conditional asset retirement obligation must be recorded if the fair value of the obligation can be reasonably estimated. FIN 47 is effective for fiscal years ending after December 15, 2005. Certain of our real estate assets contain asbestos. The asbestos is appropriately contained and we believe we are compliant with current environmental regulations. If these properties undergo major renovations or are demolished, certain environmental regulations are in place, which specify the manner in which the asbestos must be handled and disposed. As of December 31, 2005, we recorded an asset retirement obligation of $7.0 million related to asbestos at a redevelopment property we acquired in late 2005. We have asbestos at other properties, but because the obligations to remove the asbestos from these properties have indeterminable settlement dates, we are unable to reasonably estimate the fair value.
Subsequent Events
      See Item 8 — Note 25 for events that occurred subsequent to December 31, 2005 through March 8, 2006.
V.     Funds From Operations (“FFO”)
      FFO is a non-GAAP financial measure. We believe FFO, as defined by the Board of Governors of the National Association of Real Estate Investment Trusts (“NAREIT”), to be an appropriate measure of performance for an equity REIT, for the reasons, and subject to the qualifications, specified below.
      The following table reflects the reconciliation of FFO to net income, the most directly comparable GAAP measure, for the periods presented:

	For the Years Ended December 31,

	2005	2004	2003	2002	2001

	(Dollars in thousands, except per share amounts)
Reconciliation of net income to FFO(a):
Net income	$42,939	$137,307	$655,062	$770,215	$618,182
Adjustments:
Plus depreciation and amortization:
Included in income from continuing operations and discontinued operations	797,441	793,144	730,351	691,004	575,030
Included in income from investments in unconsolidated joint ventures	51,382	47,185	53,802	50,443	52,901
Allocated to minority interests in partially owned properties	(5,907)	(6,917)	(4,899)	(3,606)	(4,132)
Non-real estate related depreciation and amortization	(15,606)	(16,100)	(14,647)	(11,790)	(9,877)
Less net gain on sales of real estate:
Included in income from continuing operations and discontinued operations	(231,223)	(29,497)	(161,063)	(17,926)	(81,662)
Included in income from investments in unconsolidated joint ventures	(26,499)	—	(7,063)	(428)	—
Allocated to minority interests in partially owned properties	29,699	214	—	—	—
Plus extraordinary item	—	—	—	—	1,000
Plus cumulative effect of a change in accounting principle	—	33,697	—	—	1,142
Less minority interests in EOP Partnership share of the above adjustments	(60,127)	(87,784)	(65,381)	(79,225)	(63,527)

FFO	582,099	871,249	1,186,162	1,398,687	1,089,057
Put option settlement	—	—	—	—	2,655
Preferred distributions	(34,803)	(39,093)	(51,872)	(62,573)	(57,041)

FFO available to common shareholders — basic	$547,296	$832,156	$1,134,290	$1,336,114	$1,034,671

Adjustments to arrive
at net income and
FFO available to
common
shareholders plus	Net Income	FFO		Net Income	FFO		Net Income	FFO		Net Income	FFO	Net Income	FFO
assumed conversions:
Net income and FFO	$42,939	$582,099		$137,307	$871,249		$655,062	$1,186,162		$770,215	$1,398,687	$618,182	$1,089,057
Put option settlement	—	—		—	—		—	—		—	—	2,655	2,655
Preferred distributions	(34,803)	(34,803)		(39,093)	(39,093)		(51,872)	(51,872)		(62,573)	(62,573)	(57,041)	(57,041)

Net income and FFO available to common shareholders	8,136	547,296		98,214	832,156		603,190	1,134,290		707,642	1,336,114	563,796	1,034,671
Net income allocated to minority interests in EOP Partnership	907	907		11,747	11,747		74,152	74,152		89,205	89,205	76,249	76,249
Minority interests in EOP Partnership share of the above adjustments	—	60,127		—	87,784		—	65,381		—	79,225	—	63,527
Preferred distributions on Series B preferred shares, of which are assumed to be converted into Common Shares(b)	—	—		—	—		—	15,724		—	15,724	—	15,727

Net income and FFO available to common shareholders plus assumed conversions	$9,043	$608,330		$109,961	$931,687		$677,342	$1,289,547		$796,847	$1,520,268	$640,045	$1,190,174

Weighted average Common Shares, dilutive potential common shares plus assumed conversions outstanding	452,046,455	452,046,455		450,997,247	450,997,247		452,561,353	460,950,707		469,138,720	477,528,074	411,986,897	420,379,753

Net income and FFO available to common shareholders plus assumed conversions per share	$0.02	$1.35	(c)	$0.24	$2.07	(c)	$1.50	$2.80	(c)	$1.70	$3.18	$1.55	$2.83	(c)

	Common Shares and common share equivalents

Weighted average Common Shares outstanding	403,147,751	400,755,733	401,016,093	414,689,029	360,026,097
Effect of dilutive potential common shares:
Units	45,199,136	48,163,569	49,578,372	52,445,745	48,893,485
Share options and restricted shares	3,699,568	2,077,945	1,966,888	2,003,946	3,067,315

Weighted average Common Shares and dilutive potential common shares used for net income available to common shareholders	452,046,455	450,997,247	452,561,353	469,138,720	411,986,897
Impact of conversion of Series B preferred shares(b)	—	—	8,389,354	8,389,354	8,392,856

Weighted average Common Shares, dilutive potential common shares plus assumed conversions used for the calculation of FFO available to common shareholders plus assumed conversions	452,046,455	450,997,247	460,950,707	477,528,074	420,379,753

(a)	FFO is a non-GAAP financial measure. The most directly comparable GAAP measure is net income, to which it is reconciled. See definition below.

(b)	The Series B preferred shares are not dilutive to EPS for each period presented and are not dilutive to FFO per share for the years ended December 31, 2005 and December 31, 2004 but are dilutive to FFO per share for all other periods presented.

(c)	FFO for the years ended December 31, 2005, December 31, 2004, December 31, 2003 and December 31, 2001 includes approximately $426.0 million, $231.3 million, $7.5 million and $135.2 million, respectively, of non-cash charges relating to properties sold and properties we intend to sell, which is equivalent to $0.94 per share, $0.51 per share, $0.02 per share and $0.32 per share on a diluted basis, respectively. These charges are not added back to net income when calculating FFO.

FFO Definition:
      FFO is defined as net income, computed in accordance with accounting principles generally accepted in the United States (“GAAP”), excluding gains from sales of properties (but not losses from sales of properties, impairments, or provisions for losses on properties held for sale), plus real estate related depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. Adjustments for unconsolidated partnerships and joint ventures are calculated to reflect FFO on the same basis. We believe that FFO is helpful to investors as one of several measures of the performance of an equity REIT. We further believe that by excluding the effect of depreciation, amortization and gains from sales of real estate, all of which are based on historical costs and which may be of limited relevance in evaluating current performance, FFO can facilitate comparisons of operating performance between periods and between other equity REITs. Investors should review FFO, along with GAAP net income when trying to understand an equity REIT’s operating performance. We compute FFO in accordance with our interpretation of the standards established by the Board of Governors of the National Association of Real Estate Investment Trusts (“NAREIT”), which may not be comparable to FFO reported by other equity REITs that do not define the term in accordance with the current NAREIT definition or that interpret the current NAREIT definition differently than we do. FFO does not represent cash generated from operating activities in accordance with GAAP, nor does it represent cash available to pay distributions and should not be considered as an alternative to net income, determined in accordance with GAAP, as an indication of our financial performance, or to cash flow from operating activities, determined in accordance with GAAP, as a measure of our liquidity, nor is it indicative of funds available to fund our cash needs, including our ability to make cash distributions.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.
      Quantitative and qualitative disclosures about market risk are incorporated herein by reference from Item 7.

Item 8.	Financial Statements and Supplementary Data.
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
      The Board of Trustees and Shareholders of Equity Office Properties Trust
      We have audited the accompanying consolidated balance sheets of Equity Office Properties Trust (“Equity Office”) as of December 31, 2005 and 2004, and the related consolidated statements of operations, shareholders’ equity, net comprehensive income and cash flows for each of the three years in the period ended December 31, 2005. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of Equity Office’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
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
      In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Equity Office at December 31, 2005 and 2004, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
      We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Equity Office’s internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 8, 2006 expressed an unqualified opinion thereon.
      As discussed in Notes 2 and 3 to the consolidated financial statements, in 2004 Equity Office changed its method of accounting for certain property holding entities and other subsidiaries in which Equity Office owns less than a 100% equity interest. In addition, in 2003 Equity Office changed its method of accounting for stock-based employee compensation.
/s/     Ernst & Young LLP
Chicago, Illinois
March 8, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Trustees and Shareholders of Equity Office Properties Trust
      We have audited management’s assessment, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting included at Item 9A, that Equity Office Properties Trust (“Equity Office”) maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Equity Office’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.
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
      In our opinion, management’s assessment that Equity Office maintained effective internal control over financial reporting as of December 31, 2005 is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Equity Office maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the COSO criteria.
      We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets as of December 31, 2005 and 2004, and the related consolidated statements of operations, shareholders’ equity, net comprehensive income and cash flows for each of the three years in the period ended December 31, 2005 of Equity Office and our report dated March 8, 2006, expressed an unqualified opinion thereon.
/s/     Ernst & Young LLP
Chicago, Illinois
March 8, 2006

EQUITY OFFICE PROPERTIES TRUST
CONSOLIDATED BALANCE SHEETS

	December 31,

	2005	2004

	(Dollars in thousands,
	except per share amounts)
Assets:
Investments in real estate	$22,949,723	$24,835,216
Developments in process	567,129	40,492
Land available for development	176,868	252,524
Investments in real estate held for sale, net of accumulated depreciation	75,211	163,390
Accumulated depreciation	(3,336,789)	(3,151,446)

Investments in real estate, net of accumulated depreciation	20,432,142	22,140,176
Cash and cash equivalents	78,164	107,126
Tenant and other receivables (net of allowance for doubtful accounts of $8,853 and $6,908, respectively)	94,858	75,775
Deferred rent receivable	496,826	478,184
Escrow deposits and restricted cash	38,658	48,784
Investments in unconsolidated joint ventures	947,989	1,117,143
Deferred financing costs (net of accumulated amortization of $45,920 and $59,748, respectively)	58,809	61,734
Deferred leasing costs and other related intangibles (net of accumulated amortization of $232,024 and $193,348, respectively)	522,926	450,625
Prepaid expenses and other assets	303,181	191,992

Total Assets	$22,973,553	$24,671,539

Liabilities, Minority Interests, Mandatorily Redeemable Preferred Shares and Shareholders’ Equity:
Liabilities:
Mortgage debt (net of (discounts) of $(5,185) and $(13,683), respectively)	$2,164,198	$2,609,067
Unsecured notes (net of (discounts) of $(23,936) and $(38,362), respectively)	9,032,620	9,652,392
Lines of credit	1,631,000	548,000
Accounts payable and accrued expenses	574,225	556,851
Distribution payable	3,736	2,652
Other liabilities (net of (discounts) of $(25,597) and $(28,536), respectively)	483,468	484,378
Commitments and contingencies	—	—

Total Liabilities	13,889,247	13,853,340

Minority Interests:
EOP Partnership	863,923	1,065,376
Partially owned properties	172,278	182,041

Total Minority Interests	1,036,201	1,247,417

Mandatorily Redeemable Preferred Shares:
5.25% Series B Convertible, Cumulative Redeemable Preferred Shares, liquidation preference $50.00 per share, 5,989,930 and 5,990,000 issued and outstanding, respectively	299,497	299,500

Shareholders’ Equity:
Preferred Shares, 100,000,000 authorized:
7.75% Series G Cumulative Redeemable Preferred Shares, liquidation preference $25.00 per share, 8,500,000 issued and outstanding	212,500	212,500
Common Shares, $0.01 par value; 750,000,000 shares authorized, 380,674,998 and 403,842,441 issued and outstanding, respectively	3,807	4,038
Other Shareholders’ Equity:
Additional paid in capital	9,745,819	10,479,305
Deferred compensation	(533)	(1,916)
Dividends in excess of accumulated earnings	(2,156,627)	(1,359,722)
Accumulated other comprehensive loss (net of accumulated amortization of $11,948 and $5,133, respectively)	(56,358)	(62,923)

Total Shareholders’ Equity	7,748,608	9,271,282

Total Liabilities, Minority Interests, Mandatorily Redeemable Preferred Shares and Shareholders’ Equity	$22,973,553	$24,671,539

See accompanying notes.

EQUITY OFFICE PROPERTIES TRUST
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the years ended December 31,

	2005	2004	2003

	(Dollars in thousands,
	except per share amounts)
Revenues:
Rental	$2,340,922	$2,278,286	$2,224,934
Tenant reimbursements	422,436	403,816	405,290
Parking	114,057	108,061	103,107
Other	105,434	69,643	76,628
Fee income	17,740	14,226	15,861

Total revenues	3,000,589	2,874,032	2,825,820

Expenses:
Depreciation	656,102	614,748	561,033
Amortization	93,663	72,954	56,428
Real estate taxes	339,006	324,481	305,588
Insurance	59,567	29,521	19,846
Repairs and maintenance	340,904	312,928	297,677
Property operating	441,834	390,454	370,487
Ground rent	22,517	20,912	20,227
Corporate general and administrative	66,536	52,242	62,479
Impairment	65,738	38,534	—

Total expenses	2,085,867	1,856,774	1,693,765

Operating income	914,722	1,017,258	1,132,055

Other income (expense):
Interest and dividend income	15,896	8,041	12,426
Realized gain on settlement of derivatives and sale of marketable securities	157	28,976	9,286
Interest:
Expense incurred	(819,868)	(833,393)	(806,812)
Amortization of deferred financing costs and prepayment expenses	(11,857)	(15,284)	(6,492)

Total other income (expense)	(815,672)	(811,660)	(791,592)

Income before income taxes, allocation to minority interests, income from investments in unconsolidated joint ventures and gain on sales of real estate	99,050	205,598	340,463
Income taxes	272	(1,981)	(5,429)
Minority Interests:
EOP Partnership	(907)	(11,747)	(74,152)
Partially owned properties	(9,825)	(10,264)	(9,271)
Income from investments in unconsolidated joint ventures (including gain on sales of real estate of $26,499, $0 and $7,063, respectively)	68,996	50,304	79,882
Gain on sales of real estate	46,308	21,901	99,110

Income from continuing operations	203,894	253,811	430,603
Discontinued operations (including net gain on sales of real estate and provision for (loss) on properties held for sale of $(22,082), $5,473 and $61,953, respectively)	(160,955)	(82,807)	224,459

Income before cumulative effect of a change in accounting principle	42,939	171,004	655,062
Cumulative effect of a change in accounting principle	—	(33,697)	—

Net income	42,939	137,307	655,062
Preferred distributions	(34,803)	(39,093)	(51,872)

Net income available to common shareholders	$8,136	$98,214	$603,190

Earnings per share — basic:
Income from continuing operations per share	$0.38	$0.50	$1.01

Net income available to common shareholders per share	$0.02	$0.25	$1.50

Weighted average Common Shares outstanding	403,147,751	400,755,733	401,016,093

Earnings per share — diluted:
Income from continuing operations per share	$0.38	$0.50	$1.00

Net income available to common shareholders per share	$0.02	$0.24	$1.50

Weighted average Common Shares outstanding and dilutive potential common shares	452,046,455	450,997,247	452,561,353

Distributions declared per Common Share outstanding	$2.00	$2.00	$2.00

See accompanying notes.

EQUITY OFFICE PROPERTIES TRUST
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

	For the years ended December 31,

	2005	2004	2003

	(Dollars in thousands)
Mandatorily Redeemable Preferred Shares:
Balance, beginning of period	$299,500	$299,500	$299,500
Conversion of Series B Cumulative Redeemable Preferred Shares to Common Shares	(3)	—	—

Balance, end of period	$299,497	$299,500	$299,500

Preferred Shares:
Balance, beginning of period	$212,500	$326,573	$576,573
Redemptions	—	(114,073)	(250,000)

Balance, end of period	$212,500	$212,500	$326,573

Common Shares, $0.01 par Value Per Share:
Balance, beginning of period	$4,038	$4,005	$4,112
Issuance of Common Shares through exercise of share options	53	24	16
Issuance of Common Shares in exchange for Units	21	14	10
Common Shares issued for restricted shares, trustee fees and for the dividend reinvestment plan, net of restricted shares retired, net of cancellations	8	9	9
Common Shares repurchased	(313)	(14)	(142)

Balance, end of period	$3,807	$4,038	$4,005

Additional Paid in Capital:
Balance, beginning of period	$10,479,305	$10,396,864	$10,691,610
Issuance of Common Shares through exercise of share options	141,929	59,245	37,728
Issuance of Common Shares in exchange for Units	56,351	37,491	23,855
Common Shares issued for restricted shares, trustee fees and for the dividend reinvestment plan, net of restricted shares retired, net of cancellations	(1,073)	2,473	(9)
Offering costs	(92)	(84)	(257)
Amortization of offering costs	2,611	6,737	—
Common Shares repurchased	(958,816)	(37,760)	(363,344)
Compensation expense related to restricted shares and stock options issued to employees	22,504	13,992	7,500
Adjustment for minority interests ownership in EOP Partnership	3,100	347	(219)

Balance, end of period	$9,745,819	$10,479,305	$10,396,864

Deferred Compensation:
Balance, beginning of period	$(1,916)	$(5,889)	$(15,472)
Amortization of restricted shares	1,383	3,973	9,583

Balance, end of period	$(533)	$(1,916)	$(5,889)

Distributions in Excess of Accumulated Earnings:
Balance, beginning of period	$(1,359,722)	$(652,036)	$(452,636)
Net income	42,939	137,307	655,062
Preferred distributions	(34,803)	(39,093)	(51,872)
Distributions to common shareholders	(805,041)	(805,900)	(802,590)

Balance, end of period	$(2,156,627)	$(1,359,722)	$(652,036)

See accompanying notes.

EQUITY OFFICE PROPERTIES TRUST
CONSOLIDATED STATEMENTS OF NET COMPREHENSIVE INCOME

	For the years ended December 31,

	2005	2004	2003

	(Dollars in thousands)
Net income	$42,939	$137,307	$655,062
Other comprehensive income (loss):
Unrealized holding (losses) gains on forward starting interest rate swaps	—	(34,665)	8,930
Reversal of unrealized holding loss (gain) on settlement of forward starting interest rate swaps	—	45,115	(768)
(Payments) proceeds from settlement of forward starting interest rate swaps	—	(69,130)	768
Reclassification of ineffective portion of swap settlement payment to net income	—	212	—
Amortization of payments (proceeds) from settlement of forward starting interest rate swaps	6,815	5,206	(73)
Unrealized holding (losses) gains from investments arising during the year	(250)	23	848
Reclassification adjustment for realized (gains) included in net income	—	(31)	(1,142)

Net comprehensive income	$49,504	$84,037	$663,625

See accompanying notes.

EQUITY OFFICE PROPERTIES TRUST
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the years ended December 31,

	2005	2004	2003

	(Dollars in thousands)
Operating Activities:
Net income	$42,939	$137,307	$655,062
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization (including discontinued operations)	818,172	806,620	716,773
Compensation expense related to restricted shares and stock options	23,887	17,965	17,094
Income from investments in unconsolidated joint ventures	(68,996)	(50,304)	(79,882)
Net distributions from unconsolidated joint ventures	52,690	66,829	87,268
Net (gain) on sales of real estate and provision for loss on properties held for sale (including discontinued operations)	(24,226)	(27,374)	(161,063)
Impairment (including discontinued operations)	219,003	229,170	7,500
Cumulative effect of a change in accounting principle	—	33,697	—
Provision for doubtful accounts	6,428	5,455	12,803
Income allocated to minority interests (including discontinued operations)	41,097	22,940	82,268
Other	448	(2,090)	—
Changes in assets and liabilities:
(Increase) decrease in rent receivable	(21,933)	7,289	(6,893)
(Increase) in deferred rent receivable	(63,455)	(88,651)	(72,240)
(Increase) decrease in prepaid expenses and other assets	(34,580)	49,824	(8,409)
Increase (decrease) in accounts payable and accrued expenses	2,222	(7,659)	(17,487)
(Decrease) increase in other liabilities	(5,706)	6,949	(13,223)

Net cash provided by operating activities	987,990	1,207,967	1,219,571

Investing Activities:
Property acquisitions (including deposits made for property acquisitions)	(1,266,584)	(472,053)	(189,415)
Property dispositions (including deposits received for property dispositions)	1,828,954	414,256	1,345,554
Distributions from (investments in) unconsolidated joint ventures related to disposition and acquisition activity	89,961	(220,833)	24,854
Distributions from unconsolidated joint ventures related to mortgage financings	148,278	16,820	29,512
Capital and tenant improvements (including development costs)	(370,595)	(453,227)	(438,601)
Lease commissions and other costs	(122,724)	(123,037)	(138,979)
Sale of investment in CT Convertible Trust I preferred shares	—	32,089	—
Decrease in escrow deposits and restricted cash	664,123	124,167	23,329
Investments in notes receivable	(50,000)	(3,515)	—
Repayments of notes receivable	—	—	1,299

Net cash provided by (used for) investing activities	921,413	(685,333)	657,553

EQUITY OFFICE PROPERTIES TRUST
CONSOLIDATED STATEMENTS OF CASH FLOWS — (continued)

	For the years ended December 31,

	2005	2004	2003

	(Dollars in thousands)
Financing Activities:
Proceeds from mortgage debt	518,855	—	—
Principal payments on mortgage debt	(1,077,322)	(438,828)	(233,809)
Proceeds from unsecured notes	40,549	2,061,979	494,810
Repayment of unsecured notes	(675,000)	(1,205,000)	(700,000)
Proceeds from lines of credit	13,867,270	6,123,300	5,215,400
Repayment of lines of credit	(12,784,270)	(5,909,300)	(5,087,100)
Payments of loan costs and offering costs	(8,920)	(3,004)	(8,935)
Settlement of interest rate swap agreements	(8,677)	(69,130)	768
(Distributions to) minority interests in partially owned properties	(11,208)	(12,810)	(10,062)
Proceeds from exercise of stock options	141,982	59,269	37,744
Distributions to common shareholders and unitholders	(893,779)	(902,865)	(901,259)
Repurchase of Common Shares	(959,129)	(37,774)	(363,486)
Redemption of Units	(56,525)	(3,904)	(6,427)
Repurchase of preferred shares	—	(114,073)	(250,000)
Payment of preferred distributions	(32,191)	(32,766)	(53,841)

Net cash (used for) financing activities	(1,938,365)	(484,906)	(1,866,197)

Net (decrease) increase in cash and cash equivalents	(28,962)	37,728	10,927
Cash and cash equivalents at the beginning of the year	107,126	69,398	58,471

Cash and cash equivalents at the end of the year	$78,164	$107,126	$69,398

EQUITY OFFICE PROPERTIES TRUST
CONSOLIDATED STATEMENTS OF CASH FLOWS — (continued)

	For the years ended December 31,

	2005	2004	2003

	(Dollars in thousands)
Supplemental Information:
Interest paid during the period, including a reduction of interest expense for capitalized interest of $441, $4,648 and $10,089, respectively	$829,209	$824,289	$849,337

Non-Cash Investing and Financing Activities:
Investing Activities:
Escrow deposits used for property acquisitions	$—	$36,541	$—

Escrow deposits related to property dispositions	$(639,439)	$(117,144)	$(69,330)

Mortgage loan repayment as a result of a property disposition (including prepayment expense of $375 in the year ended December 31, 2004)	$(13,386)	$(5,830)	$(16,279)

Mortgage loan assumed upon acquisition of property	$118,487	$82,970	$—

Mortgage loan assumed upon consolidation of property	$—	$—	$59,166

Loan issued in connection with a property disposition	$(66,300)	$—	$—

Units issued in connection with a property acquisition	$3,339	$50	$—

Changes in accounts due to a like-kind exchange:
Increase in investment in real estate due to property acquisition	$—	$130,203	$—

Decrease in investment in real estate due to property disposition	$—	$(130,865)	$—

Decrease in accumulated depreciation	$—	$9,137	$—

Decrease in other assets and liabilities	$—	$(1,770)	$—

Changes in accounts due to consolidation of existing interest in a property as a result of acquiring the remaining economic interest:
Decrease in investment in unconsolidated joint ventures	$—	$(157,659)	$—

Increase in investment in real estate	$—	$612,411	$—

Increase in accumulated depreciation	$—	$(44,440)	$—

Increase in mortgage debt	$—	$(451,285)	$—

Increase in other assets and liabilities	$—	$40,973	$—

Changes in accounts due to partial sale of real estate:
Increase in investment in unconsolidated joint ventures	$36,349	$18,445	$155,710

Decrease in investment in real estate	$(43,931)	$(21,726)	$(169,390)

Decrease in accumulated depreciation	$8,403	$4,310	$19,336

Decrease in other assets and liabilities	$(940)	$(1,030)	$(4,460)

Financing Activities:
Mortgage loan repayment as a result of a property disposition (including prepayment expense of $375 in the year ended December 31, 2004)	$13,386	$5,830	$16,279

Mortgage loan assumed upon acquisition of property	$(118,487)	$(82,970)	$—

Mortgage loan assumed upon consolidation of property	$—	$—	$(59,166)

Loan issued in connection with a property disposition	$66,300	$—	$—

Units issued in connection with a property acquisition	$(3,339)	$(50)	$—

See accompanying notes.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 —	BUSINESS OF EQUITY OFFICE
      Equity Office Properties Trust is a Maryland real estate investment trust (“REIT”) and the sole general partner of EOP Operating Limited Partnership, a Delaware limited partnership (“EOP Partnership”). The use of the words “Equity Office”, “we”, “us”, or “our” in this Form 10-K refers to Equity Office Properties Trust and its subsidiaries, including EOP Partnership, except where the context otherwise requires. We are a fully integrated, self-administered and self-managed real estate company principally engaged, through our subsidiaries, in owning, managing, leasing and developing office properties.
      As of December 31, 2005, we owned whole or partial interests in 622 office buildings comprising 111.5 million square feet in 16 states and the District of Columbia (“Total Office Portfolio”). After excluding the partial interests owned by our joint venture partners, our share of the Total Office Portfolio is 101.7 million square feet and is referred to as the “Effective Office Portfolio.” The Effective Office Portfolio represents our economic interest in the office properties from which we derive the net income we recognize in accordance with U.S. generally accepted accounting principles (“GAAP”). The Effective Office Portfolio square feet of 101.7 million has not been reduced to reflect our minority interest partners’ share of EOP Partnership. Properties that have been taken out of service and properties under development are not included in these property statistics. Throughout this report, information is disclosed for both the Total Office Portfolio and the Effective Office Portfolio. The information disclosed throughout this report with respect to number of buildings, square feet and occupancy and leased levels is unaudited. The table below shows, in summary, the property statistics for each portfolio as of December 31, 2005.

		Total Office Portfolio		Effective Office Portfolio

	Number of	Occupied		Occupied
	Buildings	Square Feet	Square Feet	Square Feet	Square Feet

Wholly-Owned Properties	562	77,309,801	85,927,640	77,309,801	85,927,640
Consolidated Joint Ventures	22	10,585,857	11,143,588	9,529,373	9,983,557
Unconsolidated Joint Ventures	38	12,990,416	14,437,825	5,146,371	5,797,094

Total	622	100,886,074	111,509,053	91,985,545	101,708,291

Percent Occupied		90.5%		90.4%

Percent Leased		91.8%		91.9%

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation
      We own substantially all of our assets and conduct substantially all of our operations through EOP Partnership and its subsidiary entities. We owned 89.7% and 89.5% of EOP Partnership at December 31, 2005 and 2004, respectively, through our ownership of partnership units of EOP Partnership (“Units”). All intercompany transactions and balances have been eliminated in consolidation. Property holding entities and other subsidiaries of which we own 100% of the equity or receive all of the economics are consolidated. We consolidate certain property holding entities and other subsidiaries in which we own less than a 100% equity interest if the entity is a variable interest entity and we are the primary beneficiary (as defined in Financial Accounting Standards Board (“FASB”) Interpretation 46(R) Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51, as revised (“FIN 46(R)”)). We also consolidate those joint ventures of which we own less than 100% of the equity interest, if we receive substantially all of the economics or have the direct or indirect ability to control major decisions with regards to participating rights. Major decisions are defined in the respective joint venture agreements and generally include participating and protective rights such as

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — (continued)
decisions regarding annual operating budgets, the execution of major leases, encumbering a property with mortgage debt and whether to dispose of the properties.

Investments in Real Estate
      Rental property and improvements, including interest and other costs capitalized during construction, are included in investments in real estate and are stated at cost. Expenditures for ordinary repairs and maintenance are expensed as incurred. Significant renovations and improvements, which improve or extend the useful life of the assets, are capitalized. Rental property and improvements, excluding land, are depreciated over their estimated useful lives using the straight-line method. The estimated useful lives by asset category are:

Asset Category	Estimated Useful Life

Building	18-59 years
Building improvements	3-40 years
Tenant improvements	Shorter of the asset’s useful life or the non-cancelable term of lease
Furniture and fixtures	3-12 years
      In accordance with Statement of Financial Accounting Standards No. 141 Business Combinations (“FAS 141”), we allocate the purchase price of real estate to land, building, in-place tenant improvements and intangible assets and liabilities (such as the value of above, below and at-market leases, origination costs associated with the in-place leases, and the value of tenant relationships, if any). The values of the above and below market leases are recorded to “deferred leasing costs and other related intangibles” and “other liabilities,” respectively, in the consolidated balance sheets and are amortized and recorded as either a decrease (in the case of above market leases) or an increase (in the case of below market leases) to rental income over the remaining term of the associated lease. The value assigned to ground leases assumed upon acquisition of a property is recorded in “deferred leasing costs and other related intangibles” in the consolidated balance sheets and amortized to ground rent expense over the remaining term of the associated lease. The value, if any, associated with in-place leases and tenant relationships is recorded in “deferred leasing costs and other related intangibles” and amortized to amortization expense over the expected term, which includes an estimated probability of the lease renewal and its estimated term.
      The weighted-average amortization period for the value assigned to in-place leases, origination costs and above/below market leases (excluding the value assigned to above/below market ground leases assumed upon acquisition) is seven years. The weighted-average amortization period for the value assigned to above/below market ground leases is 52 years. The table below shows the estimated aggregate amortization expense related to our intangible assets and liabilities over the next five years:

Year	(Dollars in thousands)

2006	$34,695
2007	21,139
2008	17,859
2009	15,622
2010	14,372

Total	$103,687

      If a tenant vacates its space prior to the contractual termination of the lease or the estimated renewal term and no rental payments are being made on the lease, any unamortized balance of the related intangible

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — (continued)
asset or liability will be written off. The tenant improvements are depreciated and origination costs are amortized over the remaining term of the lease or charged against earnings if the lease is terminated prior to its contractual expiration date.
      In accordance with FAS 141 and its applicability to acquired in-place leases, we engage a third party to perform the following procedures for properties we acquire:

1)	calculate the fair value of assumed debt, if any;

2)	estimate the value of the real estate “as if vacant” or arrive at a “go dark” value as of the acquisition date;

3)	calculate the value of the property and allocate that value among land, building, building improvements and equipment and determine the associated useful life for each;

4)	calculate the value and associated life of the above and below market leases;

5)	calculate the value and associated life of tenant relationships, if any, by taking the direct identifiable benefits of the tenant relationship and discounting them to present value;

6)	estimate the fair value of the in-place tenant improvements, legal costs and leasing commissions incurred in obtaining the leases and calculate the associated useful lives; and

7)	calculate the intangible value of the in-place leases and their associated useful lives.
      We account for the impairment or disposal of long-lived assets in accordance with Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long Lived Assets (“FAS 144”). Rental properties are individually evaluated for impairment when conditions exist which may indicate that it is probable that the sum of expected future cash flows (on an undiscounted basis) over the anticipated holding period is less than its historical cost. Upon determination that a permanent impairment has occurred, rental properties are reduced to their fair value. If a property is considered held for sale, a provision for loss is recognized if the fair value of the property, less the estimated cost to sell, is less than the carrying amount of the property. Depreciation and amortization expense ceases once a property is considered held for sale.
      Developments in process are carried at cost, which includes land acquisition cost, architectural fees, general contractor fees, capitalized interest, internal costs related directly to the development and other costs related directly to the construction of the property. Depreciation is recorded when the property is placed in service, which typically occurs after a certificate of occupancy is obtained.
      Land available for development is carried at cost and is not depreciated.
Investments in Unconsolidated Joint Ventures
      Investments in unconsolidated joint ventures are accounted for using the equity method of accounting because we do not have majority control over the activities of the joint ventures but we do have substantive participating rights with respect to operating and financing policies. Our net equity investment is reflected on our consolidated balance sheets and our consolidated statements of operations include our share of net income or loss from the unconsolidated joint ventures. Any difference between the carrying amount of these investments and the historical cost of the underlying equity is primarily the result of a step-up in basis as a result of acquisitions. This increase in basis is depreciated generally over 40 years and is included in net income from unconsolidated joint ventures.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

NOTE 2 —	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — (continued)
Deferred Leasing Costs
      Deferred leasing costs consist primarily of costs incurred to execute new and renewal leases. Deferred leasing costs are amortized over the terms of the respective leases on a straight-line basis. We also record deferred leasing costs in accordance with FAS 141 when allocating the purchase price to acquired in-place leases and tenant relationships, if any (see Investments in Real Estate above).
Deferred Financing Costs
      Deferred financing costs consist primarily of fees paid for financing transactions. Deferred financing costs are amortized over the terms of the respective financings on a straight-line basis, which approximates the effective-yield method.
Revenue Recognition
      We recognize revenue from rent, tenant reimbursements, parking and other revenue once all of the following criteria are met in accordance with SEC Staff Accounting Bulletin 104:

•	the agreement has been fully executed and delivered;

•	services have been rendered;

•	the amount is fixed or determinable; and

•	the collectibility of the amount is reasonably assured.
          Rental Revenues
      We record rental revenue on a straight-line basis as it is earned during the lease term. Certain leases provide for tenant occupancy during periods for which no rent is due or where minimum rent payments change during the lease term. Accordingly, a receivable is recorded representing the difference between the straight-line rent and the rent that is contractually due from the tenant. These amounts are classified as deferred rent receivable on the consolidated balance sheets. When a property is acquired, the terms of existing leases are considered to commence as of the acquisition date for purposes of this calculation. Deferred rental revenue included in rental revenue from continuing operations for the years ended December 31, 2005, 2004 and 2003 totaled $57.2 million, $73.1 million and $68.5 million, respectively. Deferred rental revenue is not recognized for income tax purposes.
      We begin recognizing rental revenue when the tenant takes possession or controls the physical use of the leased space. In order for the tenant to take possession of the finished space, the leased space must be substantially ready for its intended use. When we are the owner of the tenant improvements, the leased space is ready for its intended use when the tenant improvements are substantially completed. In limited instances, when the tenant is the owner of the tenant improvements, straight-line rent is recognized when the tenant takes possession of the unimproved space.
      The determination of who owns the tenant improvements is subject to significant judgment. In making that determination, we consider various factors, including, but not limited to:

•	Whether the lease agreement specifies what or how the tenant improvement allowance is spent;

•	Whether the tenant improvements are unique to the tenant or general-purpose in nature;

•	Whether the ownership of the tenant improvements remains with the landlord or remains with the tenant at the end of the lease term;

•	Who bears substantial construction risk and cost of the tenant improvements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

NOTE 2 —	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — (continued)
      When we are the owner of the tenant improvements, we record our cost to construct the tenant improvements as an asset and depreciate the cost over the shorter of the asset’s useful life or the non-cancelable lease term. To the extent we funded all or a portion of an improvement that is owned by the tenant, we treat the cost as a lease incentive and amortize the costs as a reduction to rental revenue on a straight-line basis over the term of the lease. Lease incentives may also include cash payments to or on behalf of tenants or the buy-out of a prospective tenant’s existing lease obligation with a third party and are amortized as a reduction to rental revenue on a straight-line basis over the term of the lease.

Tenant Reimbursement Revenues
      Tenant reimbursements represent amounts due from tenants for items such as common area maintenance, real estate taxes, insurance, repairs and maintenance and other recoverable costs. Tenant reimbursement revenue is recognized as the related expenses are incurred.

Parking Revenues
      Parking revenue represents amounts generated from contractual and transient parking at our office building garages. Revenue is recognized in accordance with contractual terms or as services are rendered.

Other Revenues
      Other revenues primarily consist of income from early lease terminations. Income from early lease terminations represents amounts received from tenants (net of any deferred rent receivable) in connection with the early termination of their remaining lease obligations. If, upon termination of the lease, it is probable that the tenant will file for bankruptcy within 90 days, or if significant contingencies in the lease termination agreement exist, we will defer recognizing the lease termination fee as revenue until such uncertainties have been eliminated.

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

Cash Equivalents
      Cash equivalents are highly liquid investments with a maturity of three months or less at the date of purchase.

Escrow Deposits and Restricted Cash
      Escrow deposits primarily consist of amounts held by mortgage lenders to provide for future real estate tax expenditures and tenant improvements, earnest money deposits on acquisitions and proceeds from property sales that were executed as tax-deferred dispositions. Restricted cash represents amounts on deposit for various utility and security deposits.

Fair Value of Financial Instruments
      Our debt consists of notes that have fixed and variable interest rates. The fair market value of variable rate debt approximates book value because the interest rate is based on LIBOR plus a spread, which approximates a market interest rate. As of December 31, 2005 and 2004, the fair value of our fixed-rate debt

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — (continued)
was $0.7 billion and $1.1 billion higher than the book value of $10.8 billion and $10.9 billion, respectively, primarily due to the general decrease in market interest rates on secured and unsecured debt since the date of issuance of our debt. In the determination of these fair values, we engage a third party and use internally developed models based on our estimates of current market conditions. The net present value of the difference between future contractual interest payments and future interest payments based on a current market rate represents the difference between the book value and the fair value. The current market rates are determined by adding an estimated risk premium to the quoted yields on federal government debt securities with similar maturity dates to our own debt. The risk premium estimates are based on our historical experience in obtaining either secured or unsecured financing and are also affected by current market conditions.
      In accordance with Statement of Financial Accounting Standards No. 133 Accounting for Derivative Instruments and Hedging Activities (“FAS 133”), the carrying values of interest rate swaps, as well as the underlying hedged liability, if applicable, are reflected at their fair value. We rely on quotations from a third party to determine these fair values.
      In addition, the carrying values of cash equivalents, restricted cash, escrow deposits, tenant and other receivables, prepaid expenses and other assets, accounts payable and accrued expenses and other liabilities approximate their fair value.

Derivatives and Hedging Activities
      We may periodically enter into certain interest rate protection and interest rate swap agreements to effectively convert fixed rate debt to a floating rate basis, convert floating rate debt to a fixed rate basis or to hedge anticipated future financings. Amounts paid or received under these agreements are recognized as an adjustment to interest expense when such amounts are incurred or earned. For effective cash flow hedges, settlement amounts paid or received in connection with settled or unwound interest rate protection agreements and interest rate swap agreements are deferred and recorded to accumulated other comprehensive income and then amortized as an adjustment to interest expense over the remaining term of the related financing transaction. For effective fair value hedges, changes in the fair value of the derivative will be offset against the corresponding change in fair value of the hedged asset, liability, or firm commitment through net income or recognized in other comprehensive income until the hedged item is recognized in net income. The ineffective portion of a derivative’s change in fair value will be recognized in net income. All derivative instruments are recorded at fair value. Derivatives that do not qualify for hedge accounting are recorded at fair value through net income.

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
      We have elected to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the “Code”). As a REIT, we generally will not be subject to federal income tax if we distribute 100% of our annual taxable income to our shareholders. As a REIT, we are subject to a number of organizational and operational requirements. If we fail to qualify as a REIT in any taxable year, we will be subject to federal income tax (including any applicable alternative minimum tax) on our taxable income at regular corporate tax rates. Even if we qualify for taxation as a REIT, we may be subject to state and local income taxes and to federal income tax and excise tax on any undistributed income. In addition, taxable income from our taxable REIT subsidiaries is subject to federal, state and local income taxes. The aggregate

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — (continued)
cost of land and depreciable property, net of accumulated tax depreciation, for federal income tax purposes as of December 31, 2005 and 2004 was $14.9 billion and $13.9 billion, respectively.

Reconciliation Between Net Income and Estimated Taxable Income (Unaudited):

	For the years ended December 31,

	2005	2004	2003

	(Dollars in thousands)
Net income available to common shareholders	$8,136	$98,214	$603,190
Straight-line rent adjustments	(59,516)	(80,374)	(76,847)
Preferred distributions not deductible for tax	32,192	32,192	51,872
Excess of tax gain over GAAP gain	270,532	78,268	232,299
Excess of GAAP depreciation/amortization over tax depreciation/amortization	395,669	360,840	230,182
Other adjustments	(22,992)	(50,580)	(57,775)
Impairment	219,003	229,170	7,500
Cumulative effect of a change in accounting principle	—	33,697	—
Net operating loss utilization	—	—	(69,199)

Taxable income	843,024	701,427	921,222
Less capital gains	(321,257)	(119,329)	(393,362)

Adjusted taxable income subject to 90% dividend requirement	$521,767	$582,098	$527,860

Reconciliation Between Cash Distributions Paid and Distributions Paid Deduction (Unaudited):

	For the years ended December 31,

	2005	2004	2003

	(Dollars in thousands)
Cash dividends paid	$833,024	$831,580	$854,462
Less: Dividends designated to prior year	—	(66,760)	—
Plus: Dividends designated from following year	10,000	—	66,760
Less: Return of capital distributions	—	(63,393)	—

Dividends paid deduction	$843,024	$701,427	$921,222

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

NOTE 2 —	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — (continued)

Characterization of Distributions (Unaudited):

	For the years ended December 31,

	2005		2004		2003

	$	%	$	%	$	%

	(Dollars in thousands)
Ordinary income	$489,096	61.0%	$614,358	76.9%	$456,674	56.9%
Qualified dividends	2,894	0.4%	7,308	0.9%	3,210	0.4%
Return of capital	—	—%	63,393	7.9%	—	—
Capital gains	192,670	24.1%	84,366	10.6%	227,133	28.3%
Unrecaptured section 1250 gain	116,172	14.5%	29,963	3.7%	115,573	14.4%

Common distributions	800,832	100.0%	799,388	100.0%	802,590	100.0%

Preferred distributions	32,192		32,192		51,872

Total REIT distributions	$833,024		$831,580		$854,462

Minority Interests

EOP Partnership
      Net income is allocated to minority interest partners in EOP Partnership based on their weighted average ownership percentage during the period. The ownership percentage is calculated by dividing the number of Units held by the minority interest partners by the sum of the Units held by us and the Units held by the minority interest partners, all calculated based on the weighted average days outstanding. For the years ended December 31, 2005 and 2004, we had a 90.0% and 89.3% weighted average interest in EOP Partnership, respectively. Minority interest in EOP Partnership on the consolidated balance sheets is calculated by dividing the number of Units held by the minority interest partners by the sum of the Units held by us and the Units held by the minority interest partners, all calculated based on the total Units outstanding at the end of the year. As of December 31, 2005 and 2004, we had an 89.7% and 89.5% interest in EOP Partnership, respectively. Changes in the number of outstanding common shares of beneficial interest (“Common Shares”) and Units will change our ownership interest and the ownership interest of the minority interest partners.

Partially Owned Properties
      We consolidate certain properties that we control, but do not wholly own. The minority interest partners’ share of the equity of these consolidated properties is reflected in the consolidated balance sheets as “Minority Interests — Partially owned properties.” The net income from these properties attributable to the minority interest partners is reflected as “Minority Interests — Partially owned properties” in the consolidated statements of operations.
      In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150 Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity (“FAS 150”). FAS 150 establishes standards for classifying and measuring as liabilities certain financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity. FAS 150 is effective for all financial instruments created or modified after May 31, 2003, and otherwise is effective July 1, 2003. In November 2003, the FASB issued FSP No. FAS 150-3, which deferred for an indefinite period the classification and measurement provisions, but not the disclosure provisions, of FAS 150 as it relates to certain noncontrolling interests that are classified as equity in the financial statements of a subsidiary but would be

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — (continued)
classified as a liability in the parent’s financial statements under FAS 150 (e.g., minority interests in consolidated limited-life subsidiaries).
      We are the controlling partner in various consolidated entities having a minority interest book value of $92.7 million at December 31, 2005. The organizational documents of these entities contain provisions that require the entities to be liquidated through the sale of their assets upon reaching a future date as specified in each respective organizational document. As controlling partner, we have an obligation to cause these property owning entities to distribute proceeds of liquidation to the minority interest partners in these partially owned properties only if the net proceeds received by each of the entities from the sale of its assets warrant a distribution based on the agreements. In accordance with the disclosure provisions of FAS 150, we estimate the value of minority interest distributions would have been $155 million (“Settlement Value”) had the entities been liquidated as of December 31, 2005. This Settlement Value is based on the estimated third party consideration realizable by the entities upon a hypothetical disposition of the properties and is net of all other assets and liabilities and yield maintenance (or prepayment penalties) associated with the hypothetical repayment of any mortgages encumbering the properties, that would have been due. The amount of any actual distributions to minority interest holders in our partially owned properties is very difficult to predict due to many factors, including the inherent uncertainty of real estate sales. If the entities’ underlying assets are worth less than the underlying liabilities, we have no obligation to remit any consideration to the minority interest holders in partially owned properties.

Use of Estimates
      The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

Reclassifications
      Certain reclassifications have been made to the previously reported 2004 and 2003 statements in order to provide comparability with the 2005 statements reported herein. These reclassifications have not changed the 2004 or 2003 results of operations or combined shareholders’ equity and mandatorily redeemable preferred shares.

Share Based Employee Compensation Plans
      Effective January 1, 2003, we adopted Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (“FAS 123”), which requires a fair value based accounting method for determining compensation expense associated with the issuance of share options and other equity awards. In accordance with Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure — an Amendment of FASB Statement No. 123, we adopted FAS 123 using the prospective method, which requires the recognition of compensation expense based on the fair value method for share options and other equity awards granted on or after January 1, 2003 and for certain modifications made subsequent to December 31, 2002 to share options and other equity awards that were outstanding as of December 31, 2002.
      The following table illustrates the unaudited effect on net income available to common shareholders and earnings per share if the fair value based method had been applied to all outstanding and unvested share options for the last three years. Compensation expense related to restricted share awards is not presented in the table below because the expense amount is the same under Accounting Principles Board Opinion No. 25,

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — (continued)
Accounting for Stock Issued to Employees (“APB 25”), which we applied prior to adopting FAS 123, and FAS 123 and, therefore, is already reflected in net income.

	For the years ended December 31,

	2005	2004	2003

	(Dollars in thousands, except
	per share amounts)
Historical net income available to common shareholders	$8,136	$98,214	$603,190
Add back compensation expense for share options included in historical net income available to common shareholders	6,758	5,150	2,907
Deduct compensation expense for share options determined under fair value based method	(7,259)	(9,493)	(10,916)
Allocation of net expense to minority interests in EOP Partnership	50	464	877

Pro forma net income available to common shareholders	$7,685	$94,335	$596,058

Earnings per share — basic:
Historical net income available to common shareholders
per share	$0.02	$0.25	$1.50

Pro forma net income available to common shareholders
per share	$0.02	$0.24	$1.49

Earnings per share — diluted:
Historical net income available to common shareholders
per share	$0.02	$0.24	$1.50

Pro forma net income available to common shareholders
per share	$0.02	$0.23	$1.48

Impact of New Accounting Standards
      In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (“FAS 123(R)”), which replaced FAS 123. FAS 123(R) requires compensation cost related to share-based payment transactions to be recognized in the financial statements. The provisions of FAS 123(R) may be adopted using either a modified-prospective or a modified-retrospective transition method. We will adopt FAS 123(R) effective January 1, 2006 using the modified-prospective method. Because we used a fair value based method of accounting for determining compensation expense associated with the issuance of all share options and other equity awards granted or modified after January 1, 2003, we do not expect the adoption of this standard will have a material effect on our results of operations and financial position. Had we adopted FAS 123(R) in prior periods, the impact of that standard would have approximated the impact of FAS 123 as described in the disclosure of pro forma net income and earnings per share above.
      In June 2005, the FASB ratified the consensus in Emerging Issues Task Force 04-5, Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights (“EITF 04-5”), which states that the general partner in a limited partnership is presumed to control that limited partnership. This presumption may be overcome if the limited partners have either (1) the substantive ability to dissolve the limited partnership or otherwise remove the general partner without cause or (2) substantive participating rights, which provide the limited partners with the ability to effectively participate in significant decisions that would be expected to be made in

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — (continued)
the ordinary course of business and thereby preclude the general partner from exercising unilateral control over the partnership. EITF 04-5 is effective June 30, 2005 for new or modified limited partnership arrangements and effective January 1, 2006 for existing limited partnership arrangements. Although our adoption had no effect on net income available to common shareholders or shareholders’ equity, we will be required to consolidate certain existing joint ventures effective January 1, 2006 that we previously accounted for under the equity method. The consolidation of these joint ventures effective January 1, 2006 will result in an increase in total assets of $2 billion and total liabilities of $790 million (including mortgage debt of $680 million, our share of which is $307 million).
      In May 2005, the FASB issued Statement of Financial Accounting Standards No. 154, Accounting Changes and Error Corrections — a replacement of APB Opinion No. 20 and FASB Statement No. 3 (“FAS 154”). FAS 154 changes the requirements for the accounting and reporting of a change in accounting principle by requiring retrospective application to prior periods’ financial statements, unless it is impracticable to do so. FAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. We will apply the provisions of FAS 154 beginning January 1, 2006.
      In March 2005, the FASB issued Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations — an interpretation of FASB Statement No. 143 (“FIN 47”). FIN 47 clarifies that the term “conditional asset retirement obligation” as used in Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations, represents a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement is conditional on a future event that may or may not be within a company’s control. Under this standard, a liability for a conditional asset retirement obligation must be recorded if the fair value of the obligation can be reasonably estimated. FIN 47 is effective for fiscal years ending after December 15, 2005. Certain of our real estate assets contain asbestos. The asbestos is appropriately contained and we believe we are compliant with current environmental regulations. If these properties undergo major renovations or are demolished, certain environmental regulations are in place, which specify the manner in which the asbestos must be handled and disposed. As of December 31, 2005, we recorded an asset retirement obligation of $7.0 million related to asbestos at a redevelopment property we acquired in late 2005. We have asbestos at other properties, but because the obligations to remove the asbestos from these properties have indeterminable settlement dates, we are unable to reasonably estimate the fair value.
NOTE 3 — VARIABLE INTEREST ENTITIES
      Under the provisions of FIN 46(R), which we adopted on January 1, 2004, we consolidated the assets, liabilities and results of operations of two properties, as follows:
SunAmerica Center
      We consolidated SunAmerica Center, an office property comprising 780,063 square feet located in Century City, California. We own a 67% share of a $202.2 million mezzanine-level debt position, for which we paid $73.9 million in 1999. As a result of this ownership position, we determined we were the primary beneficiary of this variable interest entity. As of December 31, 2003, this investment was recorded as a note receivable and was included in other assets. The note matures in August 2014 and prior to then interest is payable based on available cash flow. Our maximum exposure to loss as a result of the investment is equivalent to the $73.9 million we invested in 1999 and an additional $2.5 million which we may be required to loan the entity in the event of a cash shortfall. Our payment recourse is limited to the mezzanine borrower’s equity in the property.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
NOTE 3 — VARIABLE INTEREST ENTITIES — (continued)
      As a result of the consolidation of SunAmerica Center, we recorded a cumulative effect of a change in accounting principle loss of $33.7 million in 2004. The effect on our assets and liabilities as a result of the consolidation of SunAmerica Center as of January 1, 2004 was:

	(Dollars in thousands)

Investment in real estate	$330,787
Accumulated depreciation	$(31,219)
Mortgage debt	$(203,225)
Net other assets and liabilities, including a net discount of $31,476	$(130,040	)(a)

(a)	As of January 1, 2004, our joint venture partner’s share of the mezzanine-level debt of $49.7 million is recorded in other liabilities, which is net of a discount of $31.5 million. Interest expense on the $66 million face amount of the joint venture partner’s debt is accrued at 7.25% per annum and the discount is amortized to interest expense through the maturity of the mezzanine-level loan in 2014. The remaining debt of $15 million does not accrue interest.
Concar
      We consolidated Concar, an office property comprising 218,985 square feet located in San Mateo, California. We owned a 79.96% economic interest in this property. As a result of this ownership position, we determined that we were the primary beneficiary of this variable interest entity, and therefore, we consolidated the property effective January 1, 2004. We sold our interest in this property in 2005.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
NOTE 4 — INVESTMENTS IN REAL ESTATE
      The following major accounts comprise our real estate investments:

	December 31,

	2005	2004

	(Dollars in thousands)
Land	$2,673,797	$2,947,605
Land available for development	176,868	252,524
Buildings	18,311,143	20,082,105
Building improvements	578,609	547,262
Tenant improvements	1,290,239	1,173,684
Furniture and fixtures	95,935	84,560
Developments in process	567,129	40,492
Investment in real estate held for sale, net of accumulated depreciation	75,211	163,390

Investments in real estate	23,768,931	25,291,622
Accumulated depreciation	(3,336,789)	(3,151,446)

Net investments in real estate	$20,432,142	$22,140,176

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
NOTE 4 — INVESTMENTS IN REAL ESTATE — (continued)
      We have acquired whole or partial interests in the following properties since January 1, 2003:

				Effective Office Portfolio
		Acquisition	Number of
Property	Location	Date	Buildings	Square Feet	Purchase Price(a)

					(Dollars in thousands)
2005:
Office properties:
Summit at Douglas Ridge I	Roseville, CA	January 21	1	92,941	$25,000
Park 22	Austin, TX	March 22	3	203,716	35,650
11111 Sunset Hills Road (fka XO Building)(b)	Reston, VA	May 4	1	216,469	50,700
Summit at Douglas Ridge II(c)	Roseville, CA	May 20	—	—	18,650
Shorebreeze I & II(b)(d)	Redwood City, CA	June 9	2	230,853	56,500
Research Park Plaza I & II	Austin, TX	June 16	2	271,882	55,000
Golden Gate Plaza	Novato, CA	June 30	2	114,364	24,499
Woodside Office Center	Novato, CA	June 30	1	89,031	23,950
1179 North McDowell	Petaluma, CA	June 30	1	53,846	9,200
Parkway Plaza (fka 3850 & 3880 Brickway)	Santa Rosa, CA	June 30	2	126,585	23,734
Oak Valley Business Center	Santa Rosa, CA	June 30	3	129,523	24,450
25 Mall Road	Burlington, MA	July 7	1	277,647	54,750
The Lakes	Santa Rosa, CA	July 19	5	135,332	21,505
333 Twin Dolphin Plaza	Redwood City, CA	July 28	1	185,285	52,700
Stonebridge Plaza II	Austin, TX	August 19	1	193,131	36,800
Clocktower Square(e)	Palo Alto, CA	September 27	4	97,133	41,250
1095 Avenue of the Americas(f)	New York, NY	September 29	—	—	504,600
300 W. 6th Street	Austin, TX	October 4	1	446,637	131,685
Waterfall Towers(b)	Santa Rosa, CA	October 11	3	90,671	16,800
Redwood Business Park I(b)	Petaluma, CA	October 28	4	101,201	16,531

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
NOTE 4 — INVESTMENTS IN REAL ESTATE — (continued)

				Effective Office Portfolio
		Acquisition	Number of
Property	Location	Date	Buildings	Square Feet	Purchase Price(a)

					(Dollars in thousands)
Redwood Business Park II(b)	Petaluma, CA	October 28	5	169,389	29,781
Redwood Business Park V(b)	Petaluma, CA	October 28	1	57,587	9,640
Fountaingrove I	Santa Rosa, CA	October 28	1	37,428	9,872
Redwood Business Park III (including vacant land)(b)	Petaluma, CA	November 2	2	144,000	26,648
Redwood Business Park IV (including vacant land)(b)	Petaluma, CA	November 2	1	66,656	13,750
Parkpoint Business Center(b)	Santa Rosa, CA	November 2	5	67,869	11,225
211 Perimeter Center	Atlanta, GA	November 10	1	225,447	43,500
Great Hills Plaza	Austin, TX	December 21	1	135,333	16,240

	Total office properties:		55	3,959,956	1,384,610

Vacant land:
Two Main Place	Portland, OR	March 14	—	—	7,600

Other:
375 Park Avenue Mezzanine Loan(g)	New York, NY	October 19	—	—	50,000

	Total 2005 acquisitions:		55	3,959,956	$1,442,210

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
NOTE 4 — INVESTMENTS IN REAL ESTATE — (continued)

				Effective Office Portfolio
		Acquisition	Number of
Property	Location	Date	Buildings	Square Feet	Purchase Price(a)

					(Dollars in thousands)
2004:
Office properties:
1301 Avenue of the Americas(h)	New York, NY	February/April	—	274,212	$151,132
American Center	Tyson’s Corner, VA	May 25	2	328,741	60,500
500 Orange Tower(i)	Orange, CA	May 25	—	—	50
Yahoo! Center (fka Colorado Center)(j)	Santa Monica, CA	July 30	6	545,545	221,785
717 Fifth Avenue(k)	New York, NY	September 8	1	323,984	160,500
Olympus Corporate Centre	Roseville, CA	September 22	4	191,494	37,923
Redstone Plaza(l)	Newport Beach, CA	September 23	2	166,562	38,000
Commerce Plaza(l)	Oakbrook, IL	September 23	3	510,757	99,000
5800 & 6000 Meadows	Lake Oswego, OR	September 30	2	198,347	49,000
La Jolla Executive Tower	La Jolla, CA	November 17	1	227,570	70,500
Westech 360	Austin, TX	November 19	4	178,777	28,604
Shoreline Office Center(e)	Mill Valley, CA	December 14	2	97,910	19,175
Foundry Square II(m)	San Francisco, CA	December 30	—	60,129	2,700

	Total office properties:		27	3,104,028	938,869

Vacant land:
Station Oaks Landing	Walnut Creek, CA	January 14	—	—	15
Dulles Station(n)	Herndon, VA	September 15	—	—	7,600
La Jolla Centre III & IV	San Diego, CA	December 22	—	—	5,526

	Total vacant land:		—	—	13,141

	Total 2004 acquisitions:		27	3,104,028	$952,010

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
NOTE 4 — INVESTMENTS IN REAL ESTATE — (continued)

				Effective Office Portfolio
		Acquisition	Number of
Property	Location	Date	Buildings	Square Feet	Purchase Price(a)

					(Dollars in thousands)
2003:
Office properties:
The John Hancock Complex(o)	Boston, MA	May 21	—	—	$25,132
U.S. Bank Tower	Denver, CO	August 12	1	485,902	80,200
Key Center(p)	Bellevue, WA	September 10	—	94,586	15,600
225 West Santa Clara Street	San Jose, CA	December 31	1	343,391	103,041

	Total office properties:		2	923,879	223,973

Vacant land:
Parkshore Plaza Phase V	Folsom, CA	September 30	—	—	3,423

Other:
Riverside Centre Land	Portland, OR	August 15	—	—	360

	Total 2003 acquisitions:		2	923,879	$227,756

(a)	The purchase price shown above represents the gross purchase price related to property acquisitions, of which $84.2 million, $85.3 million and $21.9 million were recorded to intangible assets during the years ended December 31, 2005, 2004 and 2003, respectively. The purchase price shown above for the year ended December 31, 2004 also includes our share of the intangible assets associated with properties acquired in 2004 that we account for under the equity method, which was $20.1 million.

The allocations of the purchase prices and other costs related to the acquisition of tangible and intangible assets are estimates and are subject to adjustment within one year of the closing date of each respective acquisition.

(b)	The purchase price includes the assumption of the following mortgage debt:

Property	Principal Balance	Coupon Rate	Effective Rate	Maturity Date

	(Dollars in thousands)
11111 Sunset Hills Road	$22,546	6.12%	4.97%	July 2008
Shorebreeze I & II	22,428	4.19%	5.43%	March 2007
Waterfall Towers	7,739	6.08%	5.58%	January 2013
Redwood Business Park I	10,389	7.41%	5.87%	August 2011
Redwood Business Park II	18,227	7.41%	5.86%	August 2011
Redwood Business Park V	6,439	7.41%	5.85%	August 2011
Redwood Business Park III	15,096	7.46%	5.95%	August 2011
Redwood Business Park IV	8,193	7.41%	5.92%	August 2011
Parkpoint Business Center	7,429	5.53%	5.62%	January 2015

Total	$118,486

The effective rates shown in the table above include the effects of recording the assumed debt at fair value and transaction costs.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
NOTE 4 — INVESTMENTS IN REAL ESTATE — (continued)

(c)	Summit at Douglas Ridge II, which consists of one building comprising 93,349 square feet, is classified as a development property and, therefore, is not included in the total number of buildings or total square footage statistics.

(d)	The purchase price for Shorebreeze I & II includes the issuance of 108,190 Units valued at $3.3 million.

(e)	This property is subject to a ground lease.

(f)	1095 Avenue of the Americas, which consists of one building comprising 1,020,000 square feet, is classified as a development property and, therefore, is not included in the total number of buildings or total square footage statistics.

(g)	In October 2005, we invested $50.0 million in junior mezzanine debt as part of a debt refinancing on the 375 Park Avenue property located in New York, NY. The mezzanine debt bears interest at a rate of 8.95% and matures in 2015. We account for this investment as a note receivable, which is included in “Prepaid expenses and other assets” on the consolidated balance sheet.

(h)	In 2004, we acquired certain partners’ interests in 1301 Avenue of the Americas for $68.2 million and we assumed our partner’s share of the mortgage notes of $83.0 million. This property was previously accounted for under the equity method. As a result of these transactions, our economic interest in the joint venture is 100% and effective February 2004, we consolidated the property. The mortgage debt encumbering this property upon consolidation was $534.3 million.

(i)	In May 2004, we acquired our partner’s interest in the 500 Orange office property by issuing 1,930 Units valued at $50,000.

(j)	In July 2004, we acquired a 50% interest in Yahoo! Center for $221.8 million and account for our investment under the equity method (see Note 7 — Investments in Unconsolidated Joint Ventures).

(k)	This property consists of both office and retail space. We acquired the office space, except for the fourth floor.

(l)	These properties were acquired through a like-kind exchange transaction in which we disposed of certain industrial properties (see Note 5 — Gains/ Losses on Sales of Real Estate, Provisions for Loss on Assets Held for Sale and Impairments).

(m)	In December 2004, we acquired our partner’s 12.5% interest in Foundry Square II for $2.7 million. Following this transaction, we owned 100% of this property. We subsequently sold this property in 2005.

(n)	In September 2004, we acquired a 70% interest in Dulles Station for $7.6 million. We subsequently sold our interest in this joint venture in 2005 (see Note 14 — Minority Interests in Partially Owned Properties).

(o)	In May 2003, we acquired 8.1% of the equity in the joint venture that owns The John Hancock Complex in Boston, Massachusetts for $25.0 million. The investment in the joint venture is accounted for under the cost method of accounting because we own a noncontrolling interest in the property. Our investment is included in “Prepaid expenses and other assets” in the consolidated balance sheets. In 2005, we received $17.3 million of cash proceeds from additional mortgage financing placed on this property, which effectively reduced our book basis investment in the joint venture.

(p)	In September 2003, we acquired the remaining 20% equity interest in Key Center from Wright Runstad Associates Limited Partnership (“WRALP”) and affiliates in exchange for our 30% equity interest in WRALP and a cash payment by us of $7.9 million. This property was previously accounted for under the equity method. As a result of this acquisition, effective September 2003, we consolidated the property.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

NOTE 5 —	GAINS/LOSSES ON SALES OF REAL ESTATE, PROVISIONS FOR LOSS ON ASSETS HELD FOR SALE AND IMPAIRMENTS

Sales of Real Estate
      During the last three years, we sold whole or partial interests in the following properties:

	For the years ended December 31,

	2005	2004	2003

Office Properties and Vacant Land Parcels(a)(b):
Number of buildings	131	5	53
Number of vacant land parcels	5	1	4
Effective Office Portfolio:

Square feet	17,644,205	1,922,755	7,543,381
Sales price (in thousands)	$2,736,505	$252,194	$1,517,779
Industrial Properties(c):
Number of buildings	—	71	2
Square feet	—	5,125,622	216,900
Sales price (in thousands)	—	$432,033	$11,850

(a)	The number of buildings sold during the years ended December 31, 2005, 2004 and 2003 exclude the sale of partial interests in two buildings, two buildings, and 13 buildings, respectively.

The number of buildings and square feet sold during the year ended December 31, 2005 excludes eight buildings comprising 0.2 million square feet relating to properties previously taken out of service, which were no longer included in building and square footage statistics. Properties taken out of service represent office properties we are no longer attempting to lease and may be sold in the future or redeveloped.

The sales price shown for the year ended December 31, 2003 also includes the disposition of 32 residential units, which are excluded from the number of buildings shown above.

(b)	During the year ended December 31, 2004, we sold our 3% interest in an office property that we accounted for under the cost method. This property is excluded from the number of buildings and square feet shown above.

(c)	Of the 71 industrial properties disposed of during 2004, 29 were sold in a single transaction to an unrelated party for $73.3 million in cash (before closing costs) and two office properties valued at $137.0 million for total consideration of $210.3 million (35% monetary/65% nonmonetary). The net book value of the 29 industrial properties sold was $198.0 million. This transaction was accounted for as a like-kind exchange transaction, which also included cash. Because the transaction included a monetary and nonmonetary component, we recognized a gain on sale of $3.6 million on the monetary portion of the transaction. The nonmonetary portion of this transaction yielded no gain or loss. The remaining book value of the industrial properties, or $130.0 million, represents the book value of the two office properties acquired in the transaction. The two office properties acquired are Commerce Plaza and Redstone Plaza, as further described in Note 4 — Investments in Real Estate.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

NOTE 5 —	GAINS/ LOSSES ON SALES OF REAL ESTATE, PROVISIONS FOR LOSS ON ASSETS HELD FOR SALE AND IMPAIRMENTS — (continued)

Gains/ Losses on Sales of Real Estate, Provisions for Loss on Assets Held for Sale and Impairments
      During the years ended December 31, 2005, 2004 and 2003, we recognized gains/losses on sales of real estate, provisions for loss on assets held for sale and impairments, as follows:

	For the years ended December 31,

	2005	2004	2003

	(Dollars in thousands)
Gains on partial sales of real estate included in Income from Continuing Operations	$46,308	$21,901	$99,110
Gain on sales of real estate included in Discontinued Operations	184,916	7,596	61,953
Minority interests’ share of gains on sales of real estate	(29,699)	(214)	—
Our share of gains on sales of real estate classified as income from unconsolidated joint ventures	26,499	—	7,063

Our share of the gains on sales of real estate	$228,024	$29,283	$168,126

Impairment on properties anticipated to be sold deducted from Income from Continuing Operations	$(65,738)	$(38,534)	$—
Discontinued Operations:
Impairment on properties sold	(153,265)	(190,636)	(7,500)
Loss on properties sold	(169,566)	—	—
Provision for loss on properties held for sale	(37,432)	(2,123)	—

Total non-cash charge	$(426,001)	$(231,293)	$(7,500)

2005
      Due to favorable market conditions, our previously announced disposition program was accelerated in 2005 and expanded to include certain non-strategic assets in core markets. As a result, we reduced our intended holding period for 63 assets comprising 7.0 million square feet and several land parcels and recognized non-cash impairment charges of $219.0 million ($65.7 million of this charge is included in continuing operations and $153.3 million is included in discontinued operations). The fair values of these assets were calculated either by discounting estimated future cash flows and sales proceeds, based on the sales price contained in the respective sales contracts or based on market comparables.
      In addition, we recognized provisions for loss of $37.4 million to write-down the carrying value of seven assets comprising 2.5 million square feet deemed held for sale during the year to their fair value less costs to sell. The fair values less costs to sell for these properties were determined based on the sales prices and estimated transaction costs.
2004
      During 2004, in order to reposition our portfolio for long-term growth, we announced a program to dispose of certain assets in non-core markets over a five-year period, as market conditions warrant. After an in-depth review of our portfolio on an asset-by-asset basis, we reduced our intended holding period for 96 non-core assets comprising 17.7 million square feet due to our intent to sell these assets over a five-year period. Based on our analysis of the future cash flows of each asset over the shortened holding period, we determined that 46 of the assets comprising 2.8 million square feet were permanently impaired. The difference between the fair value (calculated either by discounting estimated future cash flows and sales proceeds or utilizing

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
NOTE 5 — GAINS/ LOSSES ON SALES OF REAL ESTATE, PROVISIONS FOR LOSS ON ASSETS HELD FOR SALE AND IMPAIRMENTS — (continued)
market comparables) and the net book value was $229.2 million, which was reflected as a non-cash impairment charge in 2004 ($38.5 million of this charge is included in continuing operations and $190.6 million is included in discontinued operations).
      We also recognized a provision for loss of $2.1 million to write-down the carrying value of one building comprising 0.3 million square feet deemed held for sale at December 31, 2004 to its fair value less costs to sell. The fair value less costs to sell for this property was determined based on the sales price and estimated transaction costs.
2003
      During 2003, we determined that one office property was permanently impaired based on our analysis of the future cash flows. As a result, we recognized a non-cash impairment charge of $7.5 million, which reduced the book value of the property to its fair value of $3.8 million. Fair value was determined as the present value of estimated future cash flows including residual proceeds. This office property was sold in 2005; therefore the impairment loss is included in discontinued operations.

Deferred Gain
      During 2005, we deferred the recognition of a $25.6 million gain on the sale of one office property until 2006. We sold the office property for $76.3 million and received $10 million of cash consideration from the buyer in December 2005. We loaned the buyer $66.3 million to finance the remaining portion of the sales price. The loan had a term of 60 days and bore interest at LIBOR plus 1.70%, with an option to extend the term for an additional 60 days at an interest rate of LIBOR plus 2.20%. We accounted for this loan as a note receivable, which is included in “Prepaid expenses and other assets” on the consolidated balance sheet at December 31, 2005, and deferred recognition of the gain on sale of this property until January 2006 when the loan was repaid. The gain was deferred in accordance with the provisions of Statement of Financial Accounting Standards No. 66, Accounting for Sales of Real Estate, because the buyer’s initial investment of $10 million was not deemed adequate to demonstrate the buyer’s commitment to pay for the property. The deferred gain of $25.6 million is included in “Prepaid expenses and other assets” on the consolidated balance sheet, as an offset against the related note receivable at December 31, 2005 (see Note 25 — Subsequent Events).

Properties Held for Sale
      The following properties were classified as held for sale as of December 31, 2005 and December 31, 2004:

				Effective
				Office
				Portfolio
		Disposition	Number of
Property	Location	Date	Buildings	Square Feet

As of December 31, 2005:
120 Montgomery	San Francisco, CA	1/20/2006	1	430,523
3001 Stender Way(a)	Santa Clara, CA	(a)	1	61,825
8-16 Perimeter	Atlanta, GA	2/17/2006	5	65,350

		Total	7	557,698

As of December 31, 2004:
Northland Plaza	Bloomington, MN	1/4/2005	1	296,967

(a)	This disposition is subject to certain contingencies and is expected to close in the first quarter of 2006.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

NOTE 5 —	GAINS/ LOSSES ON SALES OF REAL ESTATE, PROVISIONS FOR LOSS ON ASSETS HELD FOR SALE AND IMPAIRMENTS — (continued)
      The net (loss) income for properties sold and properties held for sale is reflected in the consolidated statements of operations as Discontinued Operations for the periods presented. The properties that were partially sold are not reflected as Discontinued Operations in accordance with FAS 144. Below is a summary of the results of operations for properties classified as Discontinued Operations:

	For the years ended December 31,

	2005	2004	2003

	(Dollars in thousands)
Property operating revenues	$161,969	$354,788	$453,641

Expenses:
Depreciation and amortization	47,676	105,442	112,890
Property operating	66,782	139,016	158,209
Ground rent	2,413	4,555	78
Impairment	153,265	190,636	7,500

Total expenses	270,136	439,649	278,677

Operating (loss) income	(108,167)	(84,861)	174,964

Other income (expense):
Interest income	340	263	315
Interest expense and amortization of deferred financing costs and prepayment expenses	(619)	(2,717)	(14,051)

Total other (expense) income	(279)	(2,454)	(13,736)

(Loss) income before income taxes, allocations to minority interests, net gain on sales of real estate and provision for (loss) on properties held for sale	(108,446)	(87,315)	161,228
Income taxes	(62)	(36)	123
(Income) loss allocated to minority interests — partially owned properties (including gain on sales of real estate of $29,699, $214 and $0, respectively)	(30,365)	(929)	1,155
Net gain on sales of real estate	15,350	7,596	61,953
Provision for (loss) on properties held for sale	(37,432)	(2,123)	—

Net (loss) income	$(160,955)	$(82,807)	$224,459

Property net operating income from discontinued operations	$95,187	$215,772	$295,432

      For the properties sold during 2005 and included in discontinued operations, the investments in real estate, net of accumulated depreciation, and mortgage debt balances were $2.5 billion and $61.7 million, respectively, at December 31, 2004.

NOTE 6 —	REALIZED GAIN ON SETTLEMENT OF DERIVATIVES AND SALE OF
MARKETABLE SECURITIES
2004
      In May 2004, we settled five forward-starting interest rate swaps that had a combined notional amount of $500 million and recognized a gain of $24.0 million (see Note 12 — Derivative Financial Instruments).

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

NOTE 6 —	REALIZED GAIN ON SETTLEMENT OF DERIVATIVES AND SALE OF MARKETABLE SECURITIES — (continued)
      In July 2004, we disposed of our investment in common shares of Capital Trust and recognized a gain of $2.3 million (see Note 21 — Related Party Transactions).
      We also recognized a gain of $2.7 million from the sale of other securities during 2004.
2003
      We recognized a gain of $8.1 million from the sale of common stock received in connection with an early lease termination and an additional $1.2 million due to the sale of other securities.

NOTE 7 —	INVESTMENTS IN UNCONSOLIDATED JOINT VENTURES
      The properties listed below are owned by us and other unaffiliated parties in joint ventures, which we account for using the equity method. Our ownership interest shown for each period below represents our economic interest in the office properties from which we derive the net income we recognize in accordance with GAAP. Net income, cash flow from operations and capital transactions for these properties are allocated to us and our joint venture partners in accordance with the respective partnership agreements.

				Our
				Ownership Interest
		Total	Effective	as of December 31,
		Office Portfolio	Office Portfolio
Property	Location	Square Feet	Square Feet	2005	2004

One Post Office Square	Boston, MA	765,296	382,648	50%	50%
75-101 Federal Street	Boston, MA	813,195	419,704	51.61%	51.61%
Rowes Wharf	Boston, MA	344,645	151,644	44%	44%
10 & 30 South Wacker	Chicago, IL	2,003,288	1,502,466	75%	75%
Chase Center (fka Bank One Center)(a)	Indianapolis, IN	—	—	—	25%
Pasadena Towers	Los Angeles, CA	439,366	109,842	25%	25%
Promenade II	Atlanta, GA	774,344	387,172	50%	50%
SunTrust Center(b)	Orlando, FL	640,741	160,185	25%	25%
Preston Commons(c)	Dallas, TX	—	—	—	50%
Sterling Plaza(c)	Dallas, TX	—	—	—	50%
Columbia Center (fka Bank of America Tower)	Seattle, WA	1,545,008	774,049	50.1%	50.1%
One Post	San Francisco, CA	421,121	210,561	50%	50%
161 North Clark(d)	Chicago, IL	1,010,520	252,630	25%	25%
Prominence in Buckhead(d)	Atlanta, GA	424,309	106,077	25%	25%
World Trade Center East(d)	Seattle, WA	186,912	46,728	25%	25%
Treat Towers(d)	Walnut Creek, CA	367,313	91,828	25%	25%
Parkshore Plaza I(d)	Folsom, CA	114,356	28,589	25%	25%
Parkshore Plaza II(d)	Folsom, CA	155,497	38,874	25%	25%
Bridge Pointe Corporate Center I & II(d)	San Diego, CA	372,653	93,163	25%	25%
1111 19th Street(d)	Washington, DC	252,014	50,403	20%	20%
1620 L Street(d)	Washington, DC	156,272	31,254	20%	20%
1333 H Street(d)	Washington, DC	244,585	48,917	20%	20%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

NOTE 7 —	INVESTMENTS IN UNCONSOLIDATED JOINT VENTURES — (continued)

				Our
				Ownership Interest
		Total	Effective	as of December 31,
		Office Portfolio	Office Portfolio
Property	Location	Square Feet	Square Feet	2005	2004

Yahoo! Center (fka Colorado Center)(e)	Santa Monica, CA	1,087,628	543,814	50%	50%
1601 Market Street(f)	Philadelphia, PA	681,289	74,942	11%	11%
1700 Market Street(f)	Philadelphia, PA	841,172	92,529	11%	11%
201 Mission Street(g)	San Francisco, CA	483,289	120,822	25%	100%
580 California(g)	San Francisco, CA	313,012	78,253	25%	100%
Foundry Square IV(h)	San Francisco, CA	—	—	—	—

	Total	14,437,825	5,797,094

(a)	In 2005, we sold our 25% interest in Chase Center (fka Bank One Center), which consisted of two office buildings comprising 1,057,877 square feet, for $45.0 million (which includes the transfer of $16.3 million of mortgage debt encumbering this property to the buyer).

(b)	In December 2005, the joint venture refinanced the mortgage debt encumbering the SunTrust Center. The new mortgage debt has a principal balance of $77.0 million, bears interest at a fixed coupon rate of 5.34% and matures in January 2016. Our share of the principal balance is $19.3 million. Our share of the prior mortgage, which bore interest at a variable rate based on LIBOR plus 80 basis points, was $12.5 million.

(c)	In 2005, we sold our 50% interest in Preston Commons and Sterling Plaza, which consisted of four office buildings comprising 721,351 square feet, for $69.2 million.

(d)	In December 2003, we sold partial interests in these office properties for $596.5 million.

(e)	In July 2004, we acquired a 50% interest in Yahoo! Center for $221.8 million. In 2005, the joint venture obtained a $250.0 million mortgage financing, which bears interest at a fixed coupon rate of 5.27% and matures in October 2015. Our share of the principal balance is $125.0 million.

(f)	In November 2004, we sold partial interests in these office properties for $172.2 million. We account for our remaining interest under the equity method of accounting because we have participating rights with respect to certain significant policies.

(g)	In July 2005, we sold partial interests in these office properties for $162.8 million.

(h)	In 2000, we formed a joint venture with Wilson Investors to develop, construct, lease and manage Foundry Square IV, a 225,490 square foot office building located in San Francisco, California. Through the sale of the office building in July 2003, we disposed of our 40% indirect interest. Our share of the gain on the sale of the property was $7.1 million and is included in income from investments in unconsolidated joint ventures. Our share of the gross proceeds from the sale was $56.6 million, which includes the repayment of a $44.5 million construction loan. Wilson Investors’ share of the proceeds was $17.1 million.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

NOTE 7 —	INVESTMENTS IN UNCONSOLIDATED JOINT VENTURES — (continued)
      Combined summarized financial information for our unconsolidated joint ventures is as follows:

	December 31,

	2005	2004

	(Dollars in thousands)
Balance Sheets:
Assets:
Real estate, net of accumulated depreciation	$3,002,906	$3,068,975
Other assets	356,016	343,075

Total Assets	$3,358,922	$3,412,050

Liabilities and Partners’ and Shareholders’ Equity:
Mortgage debt(a)	$1,138,455	$931,976
Other liabilities	151,303	138,010
Partners’ and shareholders’ equity	2,069,164	2,342,064

Total Liabilities and Partners’ and Shareholders’ Equity	$3,358,922	$3,412,050

Our share of historical partners’ and shareholders’ equity	$878,225	$1,032,664
Net excess of cost of investments over the net book value of underlying net assets (net of accumulated depreciation of $21,303 and $22,797, respectively)(b)	69,764	84,479

Carrying value of investments in unconsolidated joint ventures	$947,989	$1,117,143

Our share of unconsolidated non-recourse mortgage debt	$473,725	$361,032

(a)	Our share of the scheduled principal payments on non-recourse mortgage debt through maturity as of December 31, 2005 is as follows:

Year	Dollars in thousands

2006	$52,217
2007	3,999
2008	18,610
2009	11,645
2010	96,174
Thereafter	291,080

Total	$473,725

(b)	This amount represents the aggregate difference between the Company’s historical cost basis and the basis reflected at the joint venture level, which is typically amortized over the life of the related asset. The basis differentials occur primarily upon the transfer of assets that were previously owned by the Company into a joint venture or the acquisition of partial interests in joint ventures by us.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

NOTE 7 —	INVESTMENTS IN UNCONSOLIDATED JOINT VENTURES — (continued)

	For the years ended December 31,

	2005	2004	2003

	(Dollars in thousands)
Statements of Operations:
Revenues	$528,273	$485,770	$472,124

Expenses:
Interest expense and loan cost amortization	55,732	45,026	75,289
Depreciation and amortization	132,819	121,722	92,196
Operating expenses, ground rent and general and administrative expenses	252,804	204,567	180,087

Total expenses	441,355	371,315	347,572

Net income before gain on sale of real estate	86,918	114,455	124,552
Gain on sale of real estate	39,585	—	43,255

Net income	$126,503	$114,455	$167,807

Our share of:
Net income	$68,996	$50,304	$79,882

Interest expense and loan cost amortization	$22,015	$21,319	$50,059

Depreciation and amortization (real estate related)	$50,823	$46,621	$53,208

Gain on sale of real estate	$26,499	$—	$7,063

NOTE 8 —	LEASE TERMINATION
      In 2005, we executed amendments to a lease that reduced a tenant’s space at the 1301 Avenue of the Americas office property, located in New York, NY, from 564,000 square feet to 217,000 square feet. In connection with these amendments, we recognized lease termination income of $53.2 million, which is included in “Other revenues” in the consolidated statements of operations.

NOTE 9 —	MORTGAGE DEBT
      Payments on mortgage debt are generally due in monthly installments of principal and interest or interest only. The historical cost, net of accumulated depreciation, of encumbered properties at December 31, 2005 and 2004 was $4.0 billion and $5.0 billion, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

NOTE 9 —	MORTGAGE DEBT — (continued)
      During the last two years, the following transactions occurred:

	For the years ended
	December 31,

	2005	2004

	(Dollars in thousands)
Balance at beginning of year(a)	$2,622,750	$2,329,552
Repayments and scheduled principal amortization(b)	(1,077,322)	(438,828)
Assumed through property acquisitions (see Note 4 — Investments in Real Estate)	118,486	534,256
Recorded in connection with the consolidation of a property (see Note 3 — Variable Interest Entities)	—	203,225
Repaid upon sale of property	(13,386)	(5,455)
Refinancing(c)	150	—
Issuances(d)	518,705	—

Balance at end of year(a)	$2,169,383	$2,622,750

(a)	Excludes net discounts on mortgage debt of $5.2 million and $13.7 million as of December 31, 2005 and 2004, respectively.

(b)	During 2005, we repaid mortgage debt on the following properties: Sixty State Street, Island Corporate Center, San Mateo BayCenter II, 1740 Technology, One Market, Central Park, Perimeter Center and 1301 Avenue of the Americas. During 2004, we repaid mortgage debt on the following properties: 580 California, BP Tower, 110 Atrium Place, Fremont Bayside, Industrial Drive Warehouse, John Marshall and Worldwide Plaza.

(c)	During 2005, we refinanced the mortgage debt encumbering the Washington Mutual Tower property. The new mortgage has a principal balance of $79.25 million, bears interest at a fixed coupon rate of 4.55% and matures in June 2010. The prior mortgage had a principal balance of $79.1 million, bore interest at a fixed coupon rate of 7.53% and was scheduled to mature in November 2005. The effective interest rate on the new debt is 4.56% as compared to 7.77% on the prior mortgage.

During 2005, we also refinanced the mortgage debt encumbering the Wells Fargo Center property. The new mortgage has a principal balance of $110 million, bears interest at LIBOR plus 55 basis points and matures in January 2011. The prior mortgage bore interest at a fixed coupon rate of 8.74%. The effective interest rate on the new debt is LIBOR plus 68 basis points as compared to 7.97% on the prior mortgage.

(d)	During 2005, we obtained mortgage financing for the 1301 Avenue of the Americas property. The financing includes senior mortgage debt and a mezzanine loan. The senior mortgage debt has a principal balance of $420.8 million, bears interest at a fixed coupon rate of 5.37% and matures in January 2016. The mezzanine loan has a principal balance of $65.8 million, bears interest at LIBOR plus 90 basis points and matures in January 2009. The effective interest rates on the senior mortgage debt and the mezzanine loan are 5.39% and 5.36%, respectively, as of December 31, 2005.

Prior to the disposition of the San Felipe Plaza property in 2005, the property was encumbered by a 5.81% mortgage note with an outstanding principal balance of $47.8 million that was scheduled to mature in 2013. The lender agreed to substitute the 1300 North 17th Street property, located in Arlington, Virginia, as replacement collateral. As a result, no prepayment penalty was incurred. The terms of the mortgage note were otherwise unchanged as a result of this transaction. In December 2005, we obtained additional mortgage financing on the 1300 North 17th Street property. This additional mortgage has a principal balance of $32.1 million, bears interest at a fixed coupon rate of 6.03% and an effective interest rate of 6.07%. The mortgage matures in January 2013.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

NOTE 9 —	MORTGAGE DEBT — (continued)
      The table below summarizes our mortgage debt outstanding at December 31, 2005 and 2004:

	December 31,

	2005	2004

	(Dollars in thousands)
Balance
Fixed interest rate mortgage debt	$1,993,562	$2,516,554
Variable interest rate mortgage debt	175,821	106,196

Subtotal	2,169,383	2,622,750
Net discount on mortgage debt	(5,185)	(13,683)

Total mortgage debt	$2,164,198	$2,609,067

Weighted average effective interest rate at end of period
Fixed interest rate mortgage debt(a)	7.01%	7.80%
Variable interest rate mortgage debt(b)	5.17%	5.53%

Effective interest rate	6.86%	7.71%

(a)	As of December 31, 2005 and 2004, the effective interest rates on the fixed interest rate mortgage debt ranged from 4.56% to 8.51% and 5.81% to 8.51%, respectively.

(b)	As of December 31, 2005, the effective interest rates on the variable interest rate mortgage debt ranged from 5.06% to 5.36%.

Repayment Schedule
      Our mortgage debt matures at various times through January 2016. As of December 31, 2005, scheduled principal payments through maturity are as follows:

Year	Dollars in thousands

2006	$108,704
2007	263,018
2008	158,178
2009	630,698
2010	264,076
Thereafter	744,709

Total	$2,169,383

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
NOTE 10 — UNSECURED NOTES
      During the last two years, the following transactions occurred:
2005:

Unsecured Notes — Issued:

Original Term	Month of Issuance	Amount	Coupon Rate	Effective Rate(a)	Year of Maturity

		(Dollars in
		thousands)
2 Years to 4 Years	January	$6,221	3.45%-4.15%	3.76%-4.39%	2007-2009
2 Years to 4 Years	February	3,220	3.70%-4.15%	4.01%-4.39%	2007-2009
3 Years to 5 Years	March	4,997	4.05%-4.75%	4.33%-5.00%	2008-2010
2 Years to 4 Years	April	7,672	4.30%-4.80%	4.61%-5.04%	2007-2009
2 Years to 6 Years	June	6,426	4.10%-4.63%	4.41%-4.87%	2007-2011
3 Years to 4 Years	July	4,722	4.40%-4.55%	4.68%-4.79%	2008-2009
3 Years to 6 Years	September	5,739	4.40%-4.70%	4.68%-4.92%	2008-2011
3 Years to 6 Years	October	1,805	4.55%-5.00%	4.83%-5.22%	2008-2011
Less Issuance Costs		(253)

Net Proceeds		$40,549

Unsecured Notes — Repaid:

Month Repaid	Amount	Coupon Rate	Effective Rate(a)

	(Dollars in
	thousands)
February	$125,000	6.88%	6.40%
February	400,000	6.63%	4.99%
July	100,000	8.00%	6.49%
September	50,000	7.36%	7.69%

Total/ Weighted Average	$675,000	6.93%	5.67%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
NOTE 10 — UNSECURED NOTES — (continued)
2004:

Unsecured Notes — Issued:

Original Term	Month of Issuance	Amount	Coupon Rate		Effective Rate(a)	Year of Maturity

		(Dollars in
		thousands)
10 Years	March	$1,000,000	4.75%		4.25%	2014
10 Years	May	45,000	3.16%	(b)	3.26%	2014
4 Years to 6 Years	June	4,342	4.75%-5.25%		4.98%-5.46%	2008- 2010
4 Years to 6.5 Years	July	17,570	3.70%-5.15%		3.97%-5.36%	2008- 2011
6 Years	October	800,000	4.65%		4.81%	2010
6 Years	October	200,000	2.64%	(b)	2.77%	2010
4 Years	October	3,771	3.80%-4.00%		4.04%-4.24%	2008
2 Years to 4 Years	November	1,677	3.30%-3.90%		3.61%-4.14%	2006- 2008
2 Years to 4.5 Years	December	6,894	3.35%-4.10%		3.66%-4.34%	2006- 2009
Less Issuance Costs		(17,275)

Net Proceeds		$2,061,979

Unsecured Notes — Repaid:

Month Repaid	Amount		Coupon Rate	Effective Rate(a)

	(Dollars in
	thousands)
January	$300,000		6.50%	4.59%
January	100,000		6.90%	6.27%
May	200,000		6.80%	6.10%
June	250,000		6.50%	5.31%
September	30,000		7.24%	7.26%
November	325,000	(c)	7.25%	7.64%

Total/ Weighted Average	$1,205,000		6.80%	6.02%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
NOTE 10 — UNSECURED NOTES — (continued)
      The table below summarizes the unsecured notes outstanding as of December 31, 2005:

	Coupon	Effective	Principal
Original Term	Rate	Rate(a)	Balance	Maturity Date

			(Dollars in
			thousands)
Fixed Rate Unsecured Notes:
6 Years	8.38%	7.65%	$500,000	03/15/06
9 Years	7.44%	7.74%	50,000	09/01/06
10 Years	7.13%	6.74%	100,000	12/01/06
9 Years	7.00%	6.80%	1,500	02/02/07
9 Years	6.88%	6.83%	25,000	04/30/07
9 Years	6.76%	6.76%	300,000	06/15/07
10 Years	7.41%	7.70%	50,000	09/01/07
7 Years	7.75%	7.91%	600,000	11/15/07
10 Years	6.75%	6.97%	150,000	01/15/08
10 Years	6.75%	7.01%	300,000	02/15/08
10 Years	6.80%	6.94%	500,000	01/15/09
10 Years	7.25%	7.14%	200,000	05/01/09
11 Years	7.13%	6.97%	150,000	07/01/09
10 Years	8.10%	8.22%	360,000	08/01/10
6 Years	4.65%	4.81%	800,000	10/01/10
10 Years	7.65%	7.20%	200,000	12/15/10
10 Years	7.00%	6.83%	1,100,000	07/15/11
10 Years	6.75%	7.02%	500,000	02/15/12
10 Years	5.88%	5.98%	500,000	01/15/13
10 Years(d)	4.75%	5.54%	1,000,000	03/15/14
20 Years	7.88%	8.08%	25,000	12/01/16
20 Years	7.35%	8.08%	200,000	12/01/17
20 Years	7.25%	7.54%	250,000	02/15/18
30 Years	7.50%	8.24%	150,000	10/01/27
30 Years	7.25%	7.31%	225,000	06/15/28
30 Years	7.50%	7.55%	200,000	04/19/29
30 Years	7.88%	7.94%	300,000	07/15/31
EOP InterNotes(e)	4.30%	4.56%	75,056	11/15/06-10/15/11

Total/ Weighted Average Fixed Rate Unsecured Notes	6.67%	6.80%	8,811,556

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
NOTE 10 — UNSECURED NOTES — (continued)

	Coupon		Effective		Principal
Original Term	Rate		Rate(a)		Balance	Maturity Date

					(Dollars in
					thousands)
Variable Rate Unsecured Notes:
6 Years	4.65%		4.78%		200,000	10/01/10
10 Years	5.17%		5.27%		45,000	05/27/14

Total/ Weighted Average Variable Rate Unsecured Notes	4.75	% 6.62%	4.87	% 6.75%	245,000 9,056,556
Total/ Weighted Average Unsecured Notes					(23,936)
Net Discount on Unsecured Notes					$9,032,620
Total Unsecured Notes

(a)	Includes the effect of settled interest rate protection and interest rate swaps, offering and transaction costs and premiums and discounts.

(b)	The $45 million notes have a variable interest rate of LIBOR plus 77.5 basis points plus an additional 10 basis points attributed to loan costs. The $200 million notes have a variable interest rate of LIBOR plus 60 basis points plus an additional 13 basis points attributed to loan costs.

(c)	In November 2004, we redeemed our 7.25% Senior Exchangeable Notes due November 15, 2008. The total paid on the redemption date was the principal amount of $325 million plus accrued interest. In conjunction with the redemption, we expensed $5.3 million of unamortized loan costs, which are included in amortization of deferred financing costs and prepayment expenses on the consolidated statements of operations.

(d)	In March 2004, we entered into four interest rate swaps that each had a notional amount of $250 million for a combined notional amount of $1 billion that effectively converted these notes to a variable interest rate based on the 6-month LIBOR rate. One of the interest rate swaps was terminated during June 2005 and the remaining swaps were terminated in September 2005. The termination of the swaps effectively converted the notes back to a fixed interest rate (see Note 12 — Derivative Financial Instruments).

(e)	In June 2004, we launched a new program allowing for the issuance of up to $500 million of unsecured medium-term notes for sale to retail investors through licensed brokers (“EOP InterNotes”). The rates shown are weighted average rates. The coupon rates on the EOP InterNotes range from 3.30% to 5.25%. Including all offering expenses, the all-in effective rates of the EOP InterNotes range from 3.61% to 5.46%.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
NOTE 10 — UNSECURED NOTES — (continued)

Restrictions and Covenants under Unsecured Notes
      The terms of our unsecured notes contain financial covenants described below. As of December 31, 2005, we believe we were in compliance with each of these financial covenants. If we fail to comply with any of these covenants, the indebtedness could become due and payable before its stated due date.
      Set forth below are the financial covenants to which we are subject under our unsecured note indentures as of December 31, 2005:

Covenants (in each case as defined in the respective indenture)

• Debt to Adjusted Total Assets may not be greater than 60%;
• Secured Debt to Adjusted Total Assets may not be greater than 40%;
• Consolidated Income Available for Debt Service to Annual Debt Service Charge may not be less than 1.50:1; and
• Total Unencumbered Assets to Unsecured Debt may not be less than 150%(a)

(a)	The unsecured notes we assumed in the merger with Spieker, of which $1.2 billion are still outstanding at December 31, 2005, are subject to a minimum ratio of 165%.
NOTE 11 — LINES OF CREDIT

Line of Credit
      In August 2005, we obtained a $1.25 billion revolving line of credit, which bore interest at LIBOR plus 47.5 basis points and had an annual facility fee of 15 basis points, or $1.875 million. The $1.25 billion line of credit matures in August 2009. We have one option to extend the maturity date for an additional year for an extension fee of $1.875 million. The previously existing $1.0 billion line of credit that was scheduled to mature in May 2006 (which bore interest at LIBOR plus 60 basis points plus an annual facility fee of 20 basis points) terminated in August 2005 effective with the first funding of the $1.25 billion line of credit. As a result of a downgrade in EOP Partnership’s debt rating in December 2005, the interest rate on the $1.25 billion line of credit increased to LIBOR plus 60 basis points and the annual facility fee increased to 20 basis points, or $2.5 million. As of December 31, 2005 and 2004, $881 million and $548 million was outstanding under our $1.25 billion and $1.0 billion line of credit facility, respectively.

Bridge Facilities
      In October 2005, we obtained and fully drew upon a $500 million unsecured term loan facility, bearing interest at LIBOR plus 45 basis points (the spread is subject to change based on EOP Partnership’s credit rating) and is scheduled to mature in October 2006. As a result of a downgrade in EOP Partnership’s debt rating in December 2005, the interest rate on the term loan facility increased to LIBOR plus 55 basis points. In December 2005, we entered into an amendment that increased the facility to $750 million with an option to draw an additional $250 million, which was exercised in January 2006 (see Note 25 — Subsequent Events). As of December 31, 2005, $750 million was outstanding under this facility.
      In February 2005, we obtained a $250 million unsecured term loan facility, which bore interest at LIBOR plus 35 basis points and was scheduled to mature in February 2006. We repaid and terminated the term loan facility in July 2005.
      In July 2004, we obtained a $500 million unsecured term loan facility, which bore interest at LIBOR plus 65 basis points and had an annual facility fee of $750,000 payable quarterly. This credit facility had a term of 364 days and was terminated in October 2004.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
NOTE 11 — LINES OF CREDIT — (continued)
      In December 2003, we obtained a $1.0 billion unsecured term loan facility, which bore interest at LIBOR plus 65 basis points and had an annual facility fee of $1.5 million payable quarterly. This credit facility had a term of 364 days and was terminated in March 2004.

Financial Covenants
      The terms of our line of credit and term loan facility contain financial covenants summarized below. As of December 31, 2005, we believe we were in compliance with each of these financial covenants. If we fail to comply with any of these covenants, the indebtedness could become due and payable before its stated date.

•	total debt to total asset value may not exceed 0.60:1 at any time and, in certain circumstances, may not exceed 0.65:1;

•	cash flow to fixed charges may not be less than 1.5:1;

•	secured debt to total asset value may not exceed 0.40:1;

•	unsecured debt to unencumbered asset value may not exceed 0.60:1 and, in certain circumstances, may not exceed 0.65:1; and

•	our investments in unimproved assets, developments, joint venture interests, mortgages and securities, and properties which constitute primarily warehouse distribution facilities, in the aggregate, may not exceed 30% of our total asset value.
NOTE 12 — DERIVATIVE FINANCIAL INSTRUMENTS

Interest Rate Swaps
      In March 2004, we entered into four fixed-to-floating interest rate swaps that had a combined notional amount of $1.0 billion in order to hedge $1.0 billion of unsecured notes issued in March 2004. We were the variable interest rate payer and the counterparty was the fixed rate payer. The swaps effectively converted the unsecured notes to a variable interest rate based on LIBOR plus 43 basis points plus an additional 79 basis points for loan costs, which were incurred when the notes were issued. These swaps were terminated in 2005. By converting the $1.0 billion of unsecured notes from a fixed interest rate to a variable interest rate, we reduced interest expense by $16.0 million during the period that these swaps were in place. The swaps were deemed perfectly effective fair value hedges because the periodic settlement dates and other key terms corresponded to the dates and other key terms of the hedged unsecured notes. In June 2005, we terminated one of these swaps in the notional amount of $250 million at no cost to us. In September 2005, we paid $8.7 million to terminate the remaining $750 million of swaps. This amount was recorded as a discount on the $1.0 billion unsecured notes and is being amortized to interest expense over their remaining term. These terminations effectively converted the $1.0 billion of unsecured notes issued in March 2004 back to a fixed interest rate.
      The fixed-to-floating interest rate swaps were reflected on the consolidated balance sheets at market value. The hedged unsecured notes were adjusted on the consolidated balance sheets by the amount that they changed in value due to changes in interest rates during the hedged period. The market value of the swaps at December 31, 2004 represented a liability of $29.5 million and was included in other liabilities. The corresponding market adjustment to the hedged unsecured notes was recorded as a discount on the unsecured notes. There are no swaps outstanding at December 31, 2005.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
NOTE 12 — DERIVATIVE FINANCIAL INSTRUMENTS — (continued)

Forward-Starting Interest Rate Swaps
      As of December 31, 2003, we had forward-starting interest rate swaps with a combined notional amount of $1.3 billion outstanding. All of the forward-starting interest rate swaps were terminated in 2004, as follows:

•	In May 2004, we settled five forward-starting interest rate swaps with a combined notional amount of $500 million and recognized a gain of $24.0 million, which is classified as “realized gain on settlement of derivatives and sale of marketable securities” on the consolidated statements of operations. The swaps were entered into in 2003 to hedge an unsecured note offering that was expected to occur in June 2004, but did not occur. The market value of these swaps at December 31, 2003 represented an asset of $11.1 million which was recorded in other assets with a corresponding adjustment to accumulated other comprehensive income.

•	In conjunction with the issuance of $1.0 billion of 4.75% unsecured notes in March 2004 due March 2014, we paid $69.1 million to settle four forward-starting interest rate swaps that had a combined notional amount of $800 million that were previously entered into to hedge the interest rate of the $1.0 billion notes. $0.2 million of the settlement amount was immediately recognized in interest expense because the hedge was not perfectly effective and the remaining $68.9 million was charged to accumulated other comprehensive income. The amount charged to accumulated other comprehensive income is being amortized to interest expense over the 10-year term of the hedged notes. The market value of these swaps at December 31, 2003 represented a liability of $21.5 million which was recorded in other liabilities and a corresponding adjustment to accumulated other comprehensive income.

•	$6.8 million will be reclassified from accumulated other comprehensive income to interest expense in 2006 related to amortization of net payments on settlements of forward starting interest rate swaps.
NOTE 13 — IMPACT OF HURRICANE KATRINA
      In August 2005, One Lakeway Center, Two Lakeway Center, and Three Lakeway Center located in Metairie, LA sustained extensive damage due to Hurricane Katrina. As a result, we recorded $10.6 million of property damage and lost $1.9 million of rental revenue during the third quarter 2005. During the fourth quarter 2005, we revised our previous estimate with respect to the extent of the property damage and recorded an additional $20.9 million of expenses due to increased costs related to clean up and remediation and greater than expected wind damage, primarily to windows. The total property damage of $31.5 million is classified as “Insurance expense” on the consolidated statement of operations. We also lost an additional $2.4 million of rental revenue during the fourth quarter 2005, resulting in a total loss of $4.3 million of revenues during the year ended December 31, 2005. These losses are not covered by third-party insurance because we are self-insured up to $50 million as discussed further in Note 24. While we believe that the assumptions used to determine estimated damages as a result of Hurricane Katrina are reasonable, actual results could differ from these estimates.
NOTE 14 — MINORITY INTERESTS IN PARTIALLY OWNED PROPERTIES
      The assets, liabilities and results of operations of the following properties are consolidated because we receive substantially all of the economics or have the direct or indirect ability to control major decisions, except for SunAmerica Center (see Note 3 — Variable Interest Entities).

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

				Our Economic
				Interest
		Total Office	Effective Office	As of December 31,
		Portfolio	Portfolio
Property	Location	Square Feet	Square Feet	2005	2004

Joint Ventures with Contractual Termination Dates:
The Plaza at La Jolla Village	San Diego, CA	635,419	423,634	66.7%	66.7%
222 Berkley Street	Boston, MA	519,608	475,441	91.5%	91.5%
500 Boylston Street	Boston, MA	706,864	646,781	91.5%	91.5%
Wells Fargo Center	Minneapolis, MN	1,117,439	838,079	75.0%	75.0%
Ferry Building(a)	San Francisco, CA	243,812	243,812	100.0%	100.0%
2951 28th Street	Santa Monica, CA	85,000	83,300	98.0%	98.0%
San Felipe Plaza(b)	Houston, TX	—	—	—	100.0%
Four Forest Plaza(b)	Dallas, TX	—	—	—	100.0%
Market Square	Washington, D.C.	681,051	681,051	100.0%	100.0%
One Ninety One Peachtree Tower	Atlanta, GA	1,215,288	1,215,288	100.0%	100.0%
Brea Corporate Plaza	Brea, CA	117,195	117,195	100.0%	100.0%
Northborough Tower(b)	Houston, TX	—	—	—	100.0%
Sixty State Street	Boston, MA	823,014	823,014	100.0%	100.0%
Worldwide Plaza Amenities	New York, NY	108,391	108,391	100.0%	100.0%

Total Joint Ventures with Contractual Termination Dates:		6,253,081	5,655,986

Joint Ventures without Contractual Termination Dates:
Water’s Edge(b)	Playa Vista, CA	—	—	—	87.5%
Park Avenue Tower	New York, NY	568,060	568,060	100.0%	100.0%
850 Third Avenue	New York, NY	568,867	563,178	99.0%	99.0%
Washington Mutual Tower	Seattle, WA	1,207,823	905,867	75.0%	75.0%
1301 Avenue of the Americas	New York, NY	1,765,694	1,765,694	100.0%	100.0%
SunAmerica Center	Century City, CA	780,063	524,772	67.27%	67.27%
Concar(b)	San Mateo, CA	—	—	—	79.96%
Dulles Station(b)	Herndon, VA	—	—	—	70.0%

Total Joint Ventures without Contractual Termination Dates:		4,890,507	4,327,571

Total		11,143,588	9,983,557

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

The joint venture redeveloped the Ferry Building in a manner to permit the use of federal rehabilitation tax credits (“Historic Tax Credits”). Since the original members of the joint venture could not take full advantage of the Historic Tax Credits, the joint venture admitted a new member who could do so. This investor member contributed $24.7 million in equity and is entitled to a 3% preferred return. This investor member’s interest is subject to put/call rights during 2009 and 2010. Upon the purchase of the investor member’s interest pursuant to the put/call, it is estimated that the joint venture will retain $11 million of the capital contributed by the investor member (based on a formula to determine the purchase price for the investor member’s interest and after taking into account the preferred return that will have been paid to the investor member by such time).

Through the creation of a master lease, our effective ownership percentage in the net cash flow of the Ferry Building project is 100% after the payment to the Port of the percentage rent described above and the distribution of the preferred returns.

(b)	During 2005, we sold our entire interests in these properties.

NOTE 15 —	SHAREHOLDERS’ EQUITY AND MANDATORILY REDEEMABLE PREFERRED SHARES
Common Shares
      The following table presents the changes in the issued and outstanding Common Shares since January 1, 2004, excluding 43,639,766 Units and 47,494,701 Units outstanding at December 31, 2005 and 2004, respectively, which are exchangeable for Common Shares on a one-for-one basis, or the cash equivalent thereof, subject to certain restrictions:

	For the years ended
	December 31,

	2005	2004

Outstanding at January 1,	403,842,441	400,460,388
Repurchased and retired under our open market repurchase program (at an average purchase price of $30.68 and $25.80 per share, respectively)(a)	(30,986,900)	(1,260,600)
Repurchased and retired under our Supplemental Retirement Savings Plan (at an average purchase price of $31.44 and $29.44 per share, respectively)	(267,410)	(152,630)
Repurchased in 2004 under our Supplemental Retirement Savings Plan, but retired in 2005 (at an average purchase price of $29.63 per share)	(25,728)	—
Issued upon exercise of share options	5,256,055	2,489,462
Issued upon redemption of Units	2,114,915	1,390,129
Restricted shares issued to employees, net of cancellations	720,612	915,692
Common Shares issued as compensation for Board of Trustee fees	20,915	—
Issued upon conversion of 70 Series B Preferred Shares	98	—

Outstanding at December 31,	380,674,998	403,842,441

(a)	Under our open market repurchase program announced in July 2002, as amended, we have been authorized to repurchase in the open market or in privately-negotiated transactions up to $2.1 billion of Common Shares through May 31, 2006. As of December 31, 2005, $557.3 million of Common Shares are available for repurchase under the program. Common Shares repurchased to fund our employee benefit programs, including the Employee Share Purchase Plan and Supplemental Retirement Savings Plan, are

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

NOTE 15 —	SHAREHOLDERS’ EQUITY AND MANDATORILY REDEEMABLE PREFERRED SHARES — (continued)

not considered part of the repurchase program. During the years ended December 31, 2005 and 2004, 30,986,900 and 1,260,600 Common Shares were repurchased under our open market purchase program for $950.7 million and $32.5 million, respectively.
Distributions
      The quarterly distribution through the fourth quarter of 2005 was $0.50 per Common Share. For the years ended December 31, 2005, 2004 and 2003, the per share distributions were $2.00.
Mandatorily Redeemable Preferred Shares
      The Series B Convertible, Cumulative Redeemable Preferred Shares (“PIERS”) are convertible at any time, at the option of the holder, into Common Shares at a conversion price of $35.70 per Common Share (equivalent to a conversion rate of 1.40056 Common Shares for each PIERS). The PIERS are subject to mandatory redemption on February 15, 2008 at a price of $50.00 per share, plus accumulated and unpaid distributions at the redemption date, if any.
Preferred Shares
      We have $212.5 million of Series G Cumulative Redeemable Preferred Shares outstanding as of December 31, 2005 and 2004. We are the original issuer of these preferred shares and have recorded the associated $7.0 million of deferred issuance costs to shareholders’ equity. Upon any redemption of these preferred shares, we will recognize the deferred issuance costs as an additional preferred distribution in accordance with EITF Topic D-42 The Effect on the Calculation of Earnings per Share for the Redemption or Induced Conversion of Preferred Stock. The preferred shareholders are entitled to receive, when and as authorized by our Board of Trustees, cumulative preferential cash distributions at an annual distribution rate of 7.75% or $1.9375 per share. We may, but are not obligated to, redeem the preferred shares in whole or in part on or after July 29, 2007 at a cash redemption price equal to $25.00 per share plus all accrued dividends at the redemption date, if any.
      The annual per share distributions were as follows:

	For the years ended December 31,

	2005	2004	2003

Series B	$2.625	$2.625	$2.625
Series C(a)	$—	$0.12578125	$2.15625
Series E(b)	$—	$—	$1.3015625
Series F(c)	$—	$—	$1.00
Series G	$1.9375	$1.9375	$1.9375

(a)	In January 2004, we redeemed all 4,562,900 outstanding 8.625% Series C Cumulative Redeemable Preferred Shares of Beneficial Interest (“Series C”). The Series C were redeemed at a redemption price of $25.00 per share for an aggregate redemption price of $114.1 million. The deferred issuance costs of $4.1 million were reflected as a preferred distribution.

(b)	In June 2003, we redeemed all 6,000,000 outstanding 7.875% Series E Cumulative Redeemable Preferred Shares, which were issued in connection with the Spieker Merger, at a redemption price of $25.00 per share for an aggregate redemption price of $151.9 million, which includes $1.9 million of accrued and unpaid distributions.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

NOTE 15 —	SHAREHOLDERS’ EQUITY AND MANDATORILY REDEEMABLE PREFERRED SHARES — (continued)

(c)	In June 2003, we redeemed all 4,000,000 outstanding 8.0% Series F Cumulative Redeemable Preferred Shares, which were issued in connection with the Spieker Merger, at a redemption price of $25.00 per share for an aggregate redemption price of $100.0 million.
Accumulated Other Comprehensive Loss
      The table below summarizes the changes in accumulated other comprehensive loss over the past three years and the accumulated balances by item:

						Investments
						in Marketable
						Securities
	Forward-Starting Interest Rate Swaps
							Reclassification
				Reclassification		Unrealized	adjustment for
		Reversal of		of ineffective	Amortization	holding	realized losses	Total
	Unrealized	unrealized	Proceeds	portion of swap	of (proceeds)	gains	(gains) from	Accumulated
	holding	holding (gain)	(payments)	settlement	payments	(losses)	investments	Other
	(losses)	loss on	from	payment to net	from	from	included in	Comprehensive
	gains	settlements	settlements	income	settlements	investments	net income	Loss

	(Dollars in thousands)
Balance at December 31, 2002	$(18,611)	$—	$—	$—	$—	$280	$116	$(18,215)
Change during the period	8,930	(768)	768	—	(73)	848	(1,142)	8,562

Balance at December 31, 2003	(9,682)	(768)	768	—	(73)	1,128	(1,026)	(9,653)
Change during the period	(34,665)	45,115	(69,130)	212	5,206	23	(31)	(53,270)

Balance at December 31, 2004	(44,347)	44,347	(68,362)	212	5,133	1,151	(1,057)	(62,923)
Change during the period	—	—	—	—	6,815	(250)	—	6,565

Balance at December 31, 2005	$(44,347)	$44,347	$(68,362)	$212	$11,948	$901	$(1,057)	$(56,358)

NOTE 16 — FUTURE MINIMUM RENTS
      Future minimum rental receipts due on noncancelable operating leases as of December 31, 2005 were as follows:

Year	Dollars in thousands

2006	$2,356,994
2007	2,164,140
2008	1,917,083
2009	1,632,476
2010	1,331,385
Thereafter	3,889,649

Total	$13,291,727

      We are subject to the usual business risks associated with the collection of the above scheduled rents. The future minimum rental receipts due on noncancelable operating leases from our joint ventures accounted for under the equity method are not included.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
NOTE 17 — FUTURE MINIMUM LEASE PAYMENTS
      Certain properties are subject to ground leases. Some of these leases require rental payment increases based upon the appraised value of the property at specified dates, increases in pricing indexes or certain financial calculations based on the operations of the respective property. Any incremental changes in the rental payments as a result of these adjustments are not included in the table below because the amount of the change is not determinable. Future minimum lease obligations under these noncancelable leases and our corporate office lease as of December 31, 2005 were as follows:

Year	Dollars in thousands

2006	$22,124
2007	22,119
2008	21,855
2009	21,644
2010	21,733
Thereafter	1,211,027

Total	$1,320,502

      Rental expense deducted in calculating income from continuing operations for the years ended December 31, 2005, 2004 and 2003 was $27.2 million, $25.0 million and $24.2 million, respectively. Of the total rental expense recorded in the years ended December 31, 2005, 2004 and 2003, $22.5 million, $20.9 million and $20.2 million is included in ground rent expense in the consolidated statements of operations and $4.7 million, $4.1 million and $4.0 million is included in corporate general and administrative expense, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

NOTE 18 —	EARNINGS PER SHARE
      The following table sets forth the computation of basic and diluted earnings per share:

	For the years ended December 31,

	2005	2004	2003

	(Dollars in thousands, except per share amounts)
Numerator:
Income from continuing operations	$203,894	$253,811	$430,603
Preferred distributions	(34,803)	(39,093)	(51,872)

Income from continuing operations available to common shareholders	169,091	214,718	378,731
Discontinued operations (including net gain on sales of real estate and provision for (loss) on properties held for sale of $(22,082), $5,473 and $61,953, respectively)	(160,955)	(82,807)	224,459
Cumulative effect of a change in accounting principle	—	(33,697)	—

Numerator for basic earnings per share — net income available to common shareholders	8,136	98,214	603,190
Add back income allocated to minority interests in EOP Partnership	907	11,747	74,152

Numerator for diluted earnings per share — net income available to common shareholders	$9,043	$109,961	$677,342

Denominator:
Denominator for basic earnings per share — weighted average Common Shares outstanding	403,147,751	400,755,733	401,016,093

Effect of dilutive potential common shares:
Units	45,199,136	48,163,569	49,578,372
Share options and restricted shares	3,699,568	2,077,945	1,966,888

Dilutive potential common shares	48,898,704	50,241,514	51,545,260

Denominator for diluted earnings per share — weighted average Common Shares outstanding and dilutive potential common shares	452,046,455	450,997,247	452,561,353

Earnings per share — basic:
Income from continuing operations available to common shareholders, net of minority interests	$0.38	$0.50	$1.01
Discontinued operations, net of minority interests	(0.36)	(0.18)	0.50
Cumulative effect of a change in accounting principle, net of minority interests	—	(0.08)	—

Net income available to common shareholders, net of minority interests(a)	$0.02	$0.25	$1.50

Earnings per share — diluted:
Income from continuing operations available to common shareholders	$0.38	$0.50	$1.00
Discontinued operations	(0.36)	(0.18)	0.50
Cumulative effect of a change in accounting principle	—	(0.07)	—

Net income available to common shareholders(a)	$0.02	$0.24	$1.50

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

NOTE 18 —	EARNINGS PER SHARE — (continued)

(a)	Net income available to common shareholders per share may not total the sum of the per share components due to rounding.
      The following securities were not included in the diluted earnings per share computation because they would have had an antidilutive effect:

		For the years ended December 31,
	Weighted Average
Antidilutive Securities	Exercise Price	2005	2004	2003

Share options	$32.960	562,765	—	—
Share options	$29.134	—	15,153,748	—
Share options	$29.220	—	—	13,436,967
Series B Preferred Shares(b)	$35.700	8,389,265	8,389,354	8,389,354

Total		8,952,030	23,543,102	21,826,321

(b)	The amounts shown represent the resulting Common Shares upon conversion (see Note 15 — Shareholders’ Equity and Mandatorily Redeemable Preferred Shares).
      For additional disclosures regarding employee share options and restricted shares, see Note 2 — Summary of Significant Accounting Policies and Note 22 — Share-Based Employee Compensation Plans.

NOTE 19 —	SEGMENT INFORMATION
      As discussed in Note 1, our primary business is the ownership and operation of office properties, which represents our only reportable segment. The primary financial measure that our chief operating decision makers use for our office properties is property net operating income, which represents rental revenue, tenant reimbursements, parking and other operating revenues less real estate taxes, insurance, repairs and maintenance and property operating expense (all as reflected in the accompanying consolidated statements of operations). We believe that property net operating income is helpful to investors as a supplemental measure of our operating performance because it represents the actual operating results of our properties. Total assets consists primarily of the assets in our office properties operating segment. There are other assets such as corporate furniture, fixtures and equipment that are not associated with the office property segment, but these assets are immaterial.

	As of or for the years ended December 31,

	2005	2004	2003

	(Dollars in thousands)
Property Operating Revenues:
Rental	$2,340,922	$2,278,286	$2,224,934
Tenant reimbursements	422,436	403,816	405,290
Parking	114,057	108,061	103,107
Other(a)	105,434	69,643	76,628

Total Property Operating Revenues	2,982,849	2,859,806	2,809,959

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

NOTE 19 —	SEGMENT INFORMATION — (continued)

	As of or for the years ended December 31,

	2005	2004	2003

	(Dollars in thousands)
Property Operating Expenses:
Real estate taxes	339,006	324,481	305,588
Insurance	59,567	29,521	19,846
Repairs and maintenance	340,904	312,928	297,677
Property operating	441,834	390,454	370,487

Total Property Operating Expenses	1,181,311	1,057,384	993,598

Property Net Operating Income from Continuing Operations	$1,801,538	$1,802,422	$1,816,361

Property Operating Margin from Continuing Operations(b)	60.4%	63.0%	64.6%

Reconciliation of Property Net Operating Income from Continuing Operations to Income from Continuing Operations:
Property Net Operating Income from Continuing Operations	$1,801,538	$1,802,422	$1,816,361
Add: Fee income	17,740	14,226	15,861
Less:
Depreciation	(656,102)	(614,748)	(561,033)
Amortization	(93,663)	(72,954)	(56,428)
Ground rent	(22,517)	(20,912)	(20,227)
Corporate general and administrative	(66,536)	(52,242)	(62,479)
Impairment	(65,738)	(38,534)	—

Operating Income	914,722	1,017,258	1,132,055
Less:
Other expenses	(815,672)	(811,660)	(791,592)
Income taxes	272	(1,981)	(5,429)
Minority interests:
EOP Partnership	(907)	(11,747)	(74,152)
Partially owned properties	(9,825)	(10,264)	(9,271)
Add:
Income from investments in unconsolidated joint ventures (including gain on sales of real estate of $26,499, $0 and $7,063, respectively)	68,996	50,304	79,882
Gain on sales of real estate	46,308	21,901	99,110

Income from Continuing Operations	$203,894	$253,811	$430,603

Capital and tenant improvements and lease commissions	$471,020	$565,538	$545,183

Investments in unconsolidated joint ventures	$947,557	$1,116,748	$1,128,175

(a)	Other income consists primarily of income from early lease terminations and ancillary income from tenants.

(b)	Defined as Property Net Operating Income from Continuing Operations divided by Total Property Operating Revenues.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
NOTE 20 — QUARTERLY DATA (UNAUDITED)

	For the three months ended

	12/31/05	9/30/05	6/30/05	3/31/05

	(Dollars in thousands, except per share amounts)
Total revenues(a)	$786,555	$732,081	$723,839	$758,114
Operating income(a)	$177,291	$221,652	$220,689	$295,089
(Loss) income from continuing operations(a)	$(6,897)	$70,746	$63,150	$76,895
Discontinued operations(a)	$34,560	$31,700	$(259,891)	$32,676
Net income (loss)	$27,663	$102,446	$(196,741)	$109,571
Earnings (loss) per share — basic:
Net income (loss) per share	$0.05	$0.23	$(0.51)	$0.25
Earnings (loss) per share — diluted:
Net income (loss) per share	$0.05	$0.23	$(0.51)	$0.25

(a)	The amounts presented for the first three quarters are not equal to the same amounts previously reported in Form 10-Q for each period as a result of discontinued operations. Below is a reconciliation to the amounts previously reported in Form 10-Q:

	For the three months ended

	9/30/05	6/30/05	3/31/05

	(Dollars in thousands)
Total revenues previously reported	$738,594	$757,093	$825,756
Discontinued operations	(6,513)	(33,254)	(67,642)

Revised total revenues	$732,081	$723,839	$758,114

Operating income previously reported	$223,554	$77,819	$316,559
Discontinued operations	(1,902)	142,870	(21,470)

Revised operating income	$221,652	$220,689	$295,089

Income (loss) from continuing operations previously reported	$72,903	$(79,647)	$98,040
Discontinued operations	(2,157)	142,797	(21,145)

Revised income from continuing operations	$70,746	$63,150	$76,895

Discontinued operations previously reported	$29,543	$(117,094)	$11,531
Additional discontinued operations from properties sold subsequent to the respective reporting period	2,157	(142,797)	21,145

Revised discontinued operations	$31,700	$(259,891)	$32,676

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
NOTE 20 — QUARTERLY DATA (UNAUDITED) — (continued)

	For the three months ended

	12/31/04	9/30/04	6/30/04	3/31/04

	(Dollars in thousands, except per share amounts)
Total revenues(b)	$738,724	$715,130	$713,591	$706,587
Operating income(b)	$248,060	$220,255	$267,577	$281,368
Income from continuing operations(b)	$54,591	$41,341	$79,627	$78,257
Discontinued operations(b)	$15,448	$(161,620)	$29,881	$33,479
Income (loss) before cumulative effect of a change in accounting principle	$70,039	$(120,279)	$109,508	$111,736
Cumulative effect of a change in accounting principle	$—	$—	$—	$(33,697)
Net income (loss)	$70,039	$(120,279)	$109,508	$78,039
Earnings (loss) per share — basic:
Income (loss) before cumulative effect of a change in accounting principle per share	$0.15	$(0.32)	$0.25	$0.23
Earnings (loss) per share — diluted:
Income (loss) before cumulative effect of a change in accounting principle per share	$0.15	$(0.32)	$0.25	$0.23

(b)	The amounts presented for the four quarters are not equal to the same amounts previously reported in Form 10-Q or Form 10-K for each period as a result of discontinued operations. Below is a reconciliation to the amounts previously reported in Form 10-Q or Form 10-K:

	For the three months ended

	12/31/04	9/30/04	6/30/04	3/31/04

	(Dollars in thousands)
Total revenues previously reported	$819,528	$721,883	$748,930	$777,803
Discontinued operations	(80,804)	(6,753)	(35,339)	(71,216)

Revised total revenues	$738,724	$715,130	$713,591	$706,587

Operating income previously reported	$266,594	$214,537	$278,723	$305,857
Discontinued operations	(18,534)	5,718	(11,146)	(24,489)

Revised operating income	$248,060	$220,255	$267,577	$281,368

Income from continuing operations previously reported	$72,821	$36,327	$90,749	$101,476
Discontinued operations	(18,230)	5,014	(11,122)	(23,219)

Revised income from continuing operations	$54,591	$41,341	$79,627	$78,257

Discontinued operations previously reported	$(2,782)	$(156,606)	$18,759	$10,260
Additional discontinued operations from properties sold subsequent to the respective reporting period	18,230	(5,014)	11,122	23,219

Revised discontinued operations	$15,448	$(161,620)	$29,881	$33,479

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
NOTE 21 — RELATED PARTY TRANSACTIONS
      Amounts paid to related parties for the years ended December 31, 2005, 2004 and 2003 were as follows:

	For the years ended
	December 31,

	2005	2004	2003

	(Dollars in thousands)
Office rent(a)	$4,726	$3,755	$3,959
Development fees, leasing commissions and management fees(b)	—	1,532	3,569

Total	$4,726	$5,287	$7,528

Payable to related parties at year end(a)(b)(c)	$1,018	$313	$273

(a)	We lease office space from Two North Riverside Plaza Joint Venture, a partnership composed of trusts established for the benefit of the families of Samuel Zell, the Chairman of our Board of Trustees (“Mr. Zell”), and Robert Lurie, a deceased former business partner of Mr. Zell. The term of the lease expires on May 31, 2014.

Amounts payable to related parties as of December 31, 2005 and 2004 include $0.3 million of office rent expense incurred but not yet paid.

(b)	The amounts paid for the periods shown above were paid to an affiliate of William Wilson III, one of our trustees through May 2004. We entered into a joint venture agreement with Wilson Investors in 2000 for the purpose of developing, constructing, leasing and managing developments in northern California. We own 49.9% of Wilson/ Equity Office, LLC (“W/ EO”) and Wilson Investors owns 50.1% of W/ EO. William Wilson III, through his ownership of Wilson Investors, indirectly owns 22% of W/ EO and 30% of any promote to which Wilson Investors is entitled under the joint venture agreement. Our investment in W/ EO as of December 31, 2004 and 2003 was $0.4 million and $1.3 million, respectively, which represents an indirect interest in Concar (a consolidated office property sold during 2005). As of December 31, 2005, our investment in W/ EO was $0.4 million.

We created joint ventures with W/ EO and also, in certain cases, unaffiliated parties for the development of various office properties. We agreed to provide first mortgage financing to the ownership entities of each of these developments at the greater of 6.5% or LIBOR plus 3.25%, generally maturing 36 months after initial funding or earlier at our option, in the event alternative financing sources are available on terms reasonably acceptable to Wilson Investors and any unaffiliated party. The aggregate amount of any such financing would generally be capped at 70% of budgeted construction costs (76% in the case of Concar). At December 31, 2002, we had committed to make mortgage loans for Foundry Square IV and Concar totaling $96 million of which $74 million in principal and $0.4 million in accrued interest was outstanding. The mortgage loan for Foundry Square IV was repaid in 2003 in connection with the sale of the property. Following this sale, W/ EO’s sole asset was its ownership interest in Concar. The total principal and interest outstanding on the mortgage loans at December 31, 2004 and 2003 was $40 million, which was repaid in 2005 in connection with the sale of Concar.

A Wilson Investors subsidiary provided development management services to the Foundry Square II, Ferry Building and Concar properties through project stabilization. In 2004, the final project reached stabilization and accordingly, the subsidiary of Wilson Investors has ceased providing development management services. We also engaged a subsidiary of Wilson Investors to provide leasing brokerage services for Foundry Square II and the Ferry Building. As of December 31, 2003, $0.3 million was payable to Wilson Investors in relation to such services. These services for Foundry Square II were terminated by us and these services for the Ferry Building were terminated in part by us in January 2004.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
NOTE 21 — RELATED PARTY TRANSACTIONS — (continued)

(c)	We owned the San Felipe Plaza office property in a partnership with an affiliate of Mr. Zell. In accordance with the agreements governing the ownership of this property, we agreed to pay any capital gains tax incurred by the affiliate if the property was sold. As a result of the sale of this property in August 2005, we are obligated to pay $0.7 million to this affiliate, which is due in April 2006, to cover its capital gains tax liability.

Amounts Received from Related Parties
      In July 2004, we disposed of common shares of Capital Trust for $32.1 million and recognized a gain of $2.3 million. Prior to selling our investment, we received $1.5 million and $3.0 million of dividends from the shares during 2004 and 2003, respectively. Mr. Zell is Chairman of the Board and a principal stockholder of Capital Trust, Mr. Dobrowski (a Trustee on our Board of Trustees), is also a Trustee of Capital Trust, and Ms. Rosenberg (a Trustee on our Board of Trustees) was a Trustee of Capital Trust during the time we owned securities in Capital Trust.
      We have entered into property management contracts and a licensing agreement to provide property management and leasing services at certain properties owned or controlled by affiliates of Mr. Zell. Income recognized by us for providing these management services during 2005, 2004 and 2003 was $0.9 million, $0.9 million and $0.8 million, respectively.
      In addition, we provided real estate tax consulting and risk management services to related parties for which we received $0.5 million, $0.5 million and $0.3 million, during 2005, 2004 and 2003, respectively.
      We lease office space to Navigant Consulting, Inc. (“Navigant”), of which William Goodyear, a Trustee on our Board of Trustees, is the Chairman of the Board and Chief Executive Officer. During the years ended December 31, 2005, 2004 and 2003, we received $3.4 million, $2.5 million and $2.0 million, respectively, from Navigant in connection with such space. These leases were executed at market terms.
      During 2003, we received $0.8 million from W/ EO for lease commissions.
NOTE 22 — SHARE-BASED EMPLOYEE COMPENSATION PLANS
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
      The purpose of the 1997 Plan is to attract and retain highly qualified executive officers, trustees, employees and consultants. Through the 1997 Plan, eligible officers, trustees, employees and consultants are offered the opportunity to acquire Common Shares pursuant to grants of (a) options to purchase Common Shares (“Options”) and (b) Share Awards (defined below). The 1997 Plan is administered by the Compensation Committee of the Board of Trustees (the “Compensation Committee”), which is appointed by the Board of Trustees. The Compensation Committee interprets the 1997 Plan and determines the terms and provisions of Options and Share Awards. In 2005, 2004 and 2003 the Common Shares subject to Options and Share Awards under the 1997 Plan were limited to 32.1 million, 32.0 million and 32.7 million, respectively. The maximum aggregate number of Options and Share Awards that may be granted under the 1997 Plan may not exceed 6.8% of the outstanding Common Shares calculated on a fully diluted basis and determined annually on the first day of each calendar year. The issuance of awards or shares under the 2003 Plan does not increase the number of shares that may be issued under the 1997 Plan. No more than one-half of the maximum aggregate number of Options and Share Awards may be granted as Share Awards. To the extent that Options expire unexercised or are terminated, surrendered or canceled, the Options and Share Awards become available for future grants under the 1997 Plan, unless the 1997 Plan has terminated.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
NOTE 22 — SHARE-BASED EMPLOYEE COMPENSATION PLANS — (continued)
      The 1997 Plan permits the issuance of Share Awards to executive officers, trustees and key employees. A Share Award is an award of a Common Share which (a) may be fully vested upon issuance (“Share Award”) or (b) may vest over time (“Restricted Share Award”). Generally, members of the Board of Trustees have been granted Share Awards pursuant to the 1997 Plan or the 2003 Plan as payment of their board fees. In each case, the number of Share Awards granted to trustees was equal to the dollar value of the fee divided by the fair market value of a Common Share on the date the fee was payable.
      Our shareholders approved the 2003 Plan at our 2003 annual meeting of shareholders. A total of 20,000,000 Common Shares are reserved for issuance under the 2003 Plan to trustees, officers, employees and consultants of Equity Office and its subsidiaries. The 2003 Plan provides for awards of share options, restricted shares, unrestricted shares, share units, dividend equivalent rights, share appreciation rights and performance awards. No more than 10,000,000 of the Common Shares reserved under the 2003 Plan may be issued in connection with awards other than options. The maximum number of shares subject to options and share appreciation rights that can be awarded to any person is 750,000 per year, and the maximum number of shares that can be awarded to any person, other than pursuant to an option or share appreciation right, is 300,000 per year. In 2005, 2004 and 2003 the Common Shares available for issuance under the 2003 Plan were limited to 14.6 million, 19.0 million and 20.0 million, respectively. The 2003 Plan is administered by the Compensation Committee. Subject to the terms of the 2003 Plan, the Compensation Committee may select participants to receive awards, determine the types of awards and the terms and conditions of awards, and interpret the provisions of the 2003 Plan.
      Under both the 1997 Plan and 2003 Plan, the Compensation Committee determines the vesting schedule of each Share Award and Option. All Restricted Share Awards granted in 2005 and all Restricted Share Awards granted in 2004, except for officers’ bonuses, vest evenly over a four-year period, 25% per year on each of the first four anniversaries of the grant date. During 2004, officers’ bonuses were paid in Restricted Share Awards. Twelve days after the grant date 75% of the Restricted Share Awards granted to vice presidents vested and 50% of the Restricted Share Awards granted to senior vice presidents, executive vice presidents and the president vested. The remaining unvested Restricted Share Awards vest evenly over a four-year period on each of the first four anniversaries of the grant date. Restricted Share Awards granted in 2003 vest evenly over a five-year period, 20% per year on each of the first five anniversaries of the grant date. As to the Options that have been granted, each vests evenly over a three year period, one-third per year on each of the first three anniversaries of the grant date. The exercise price for Options is equivalent to the fair market value of the underlying Common Shares at the grant date. The Compensation Committee also determines the term of each Option, which shall not exceed 10 years from the grant date.
      The fair value for Options granted in 2005, 2004 and 2003 was estimated at the time the Options were granted using the Black-Scholes option-pricing model applying the following weighted average assumptions:

	Options Granted in

Assumptions:	2005	2004	2003

Risk-free interest rate	4.1%	3.6%	3.2%
Expected dividend yield	7.0%	7.0%	6.6%
Volatility	0.21	0.21	0.22
Weighted average expected life of the Options	7 years	7 years	7 years
Weighted average fair value of Options granted	$2.37	$2.18	$2.36
      The Black-Scholes option-pricing model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, option-pricing models require the input of highly subjective assumptions, including the expected stock price volatility.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
NOTE 22 — SHARE-BASED EMPLOYEE COMPENSATION PLANS — (continued)
      In 2005, 2004 and 2003 we recognized compensation expense related to Restricted Shares and Options issued to employees of $23.9 million, $18.0 million and $17.1 million, respectively.
      The table below summarizes the Option activity under our 1997 Plan and 2003 Plan for the last three years:

		Weighted Average
	Common Shares	Exercise Price
	Subject to Options	Per Option

Balance at December 31, 2002	20,495,093	$27.18
Options granted	3,550,017	24.70
Options canceled	(1,358,070)	27.78
Options exercised	(1,661,333)	22.72

Balance at December 31, 2003	21,025,707	27.10
Options granted	3,929,195	28.50
Options canceled	(1,237,162)	28.42
Options exercised	(2,489,462)	23.81

Balance at December 31, 2004	21,228,278	27.66
Options granted	4,003,203	29.59
Options canceled	(303,206)	27.67
Options exercised	(5,256,055)	27.01

Balance at December 31, 2005	19,672,220	$28.23

      The following table summarizes information regarding Options outstanding at December 31, 2005:

	Options Outstanding			Options Exercisable		Options Not Exercisable

		Weighted-
		average	Weighted-		Weighted-		Weighted-
		remaining	average		average		average
		contractual life	exercise		exercise		exercise
Range of Exercise Prices	Options	in years(a)	price	Options	price	Options	price

$18.10 to $23.40	573,000	2.0	$21.60	573,000	$21.60	—	$—
$24.23 to $26.95	3,533,105	6.1	24.66	2,654,738	24.62	878,367	24.80
$27.45 to $28.36	3,395,856	5.8	28.32	3,387,725	28.32	8,131	27.57
$28.54 to $29.19	3,214,339	8.0	28.56	1,017,874	28.60	2,196,465	28.54
$29.50 to $29.76	5,490,685	6.9	29.51	1,797,490	29.50	3,693,195	29.52
$29.98 to $33.30	3,465,235	4.6	30.53	3,382,699	30.48	82,536	32.73

$18.10 to $33.30	19,672,220	6.2	$28.23	12,813,526	$28.01	6,858,694	$28.64

(a)	Expiration dates ranged from January 2006 to December 2015.
Restricted Shares
      During 2005, 2004 and 2003, there were 952,157, 1,235,225 and 944,121 Restricted Share Awards granted, respectively. The Restricted Shares Awards issued in 2005, 2004 and 2003 were valued at an average price of $29.54, $28.50 and $24.60 each, respectively. The value of the Restricted Share Awards is recognized as compensation expense evenly over the vesting period.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
NOTE 22 — SHARE-BASED EMPLOYEE COMPENSATION PLANS — (continued)
Non-Qualified Purchase Plan
      The Non-Qualified Purchase Plan was adopted to encourage eligible employees and trustees to purchase Common Shares. Under the Non-Qualified Purchase Plan, a total of 2,000,000 Common Shares are reserved for issuance. The minimum amount an eligible employee can contribute is $10 per pay period. The maximum amount an eligible employee can contribute is 20% of gross pay per pay period, up to $100,000 per calendar year. Trustees may contribute up to $100,000 per year. Contributions are held as part of the general assets of Equity Office. All contributions are fully vested. At the end of each purchase period, participant contributions are used to purchase Common Shares. The price for the Common Shares is 85% of the lesser of: (a) the closing price of the Common Shares on the last business day of the applicable purchase period or (b) the average closing price of the Common Shares for the purchase period. The number of Common Shares purchased is calculated on a per participant basis by dividing the contributions made by each participant during the Purchase Period by the purchase price. Only whole Common Shares are purchased, with any partial share of remaining cash being rolled over to the next purchase period. Shares purchased under the Non-Qualified Purchase Plan generally may not be sold, transferred or disposed of until the first anniversary of the purchase. If a participant violates this restriction, he or she is required to pay Equity Office an amount equal to the discount on the shares when purchased less, the excess, if any, of the amount the participant paid for the shares over the then current market price of the shares. At December 31, 2005, a total of 1,341,160 Common Shares remained available for issuance under the Non-Qualified Purchase Plan. Common Share purchases under this plan totaled 85,061, 83,222 and 93,815 in 2005, 2004 and 2003, respectively. In 2005, 2004 and 2003, we recognized compensation expense related to Common Shares issued under this plan of $0.5 million, $0.4 million and $0.5 million, respectively.
NOTE 23 — 401(K) PLAN
      Our 401(k) Plan was established to cover eligible employees and employees of any designated affiliate. The 401(k) Plan permits eligible persons to defer up to 50% of their annual compensation into the 401(k) Plan, subject to certain limitations imposed by the Internal Revenue Code. Employees’ elective deferrals are immediately vested upon contribution to the 401(k) Plan. We match employee contributions to the 401(k) Plan dollar for dollar up to 4% of the employee’s annual salary. In addition, we may elect to make an annual discretionary profit-sharing contribution. In each of the years ended December 31, 2005, 2004 and 2003, we recognized $8.0 million, $7.9 million and $6.7 million as expense, respectively.
NOTE 24 — COMMITMENTS AND CONTINGENCIES
Concentration of Credit Risk
      We maintain our cash and cash equivalents at various high quality financial institutions. The combined account balances at each institution typically exceed FDIC insurance coverage and, as a result, there is a concentration of credit risk related to amounts on deposit in excess of FDIC insurance coverage. We believe this risk is not significant.
Environmental
      As an owner of real estate, we are subject to various environmental laws of federal, state and local governments. Compliance with existing environmental laws has not had a material adverse effect on our financial condition and results of operations, and management does not believe it will have such an impact in the future. However, we cannot predict the impact of unforeseen environmental contingencies or new or changed laws or regulations on our properties, properties that we have sold or on properties that may be acquired in the future.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
NOTE 24 — COMMITMENTS AND CONTINGENCIES — (continued)
Litigation
      We are not presently subject to material litigation nor, to our knowledge, is any material litigation threatened against us, other than routine actions for negligence and other claims and administrative proceedings arising in the ordinary course of business. Some of this litigation is expected to be covered by liability insurance or third party indemnifications. We do not expect any or all of this litigation to have a material adverse effect on our financial condition, results of operations or liquidity.
Property Acquisitions
      We signed an agreement to acquire the Fountaingrove II office property located in Santa Rosa, California upon completion of construction for $8.9 million. This property will comprise approximately 40,000 square feet. This acquisition is subject to certain contingencies and is expected to close in the second quarter of 2006.
      We signed an agreement to acquire a 75% interest in the 124 West 42nd Street office property comprising 37,035 square feet located in New York, New York for $12.4 million. This acquisition is subject to certain contingencies and is expected to close in the first quarter of 2006.
      We signed an agreement to acquire the One and Three Harbor Drive office properties comprising 111,772 square feet located in Sausalito, California for $32.5 million. This acquisition closed in the first quarter of 2006.
Contingencies
      Certain joint venture agreements contain buy/sell options in which each party has the option to acquire the interest of the other party but do not generally require that we buy our partners’ interests. We have one joint venture which allows our unaffiliated partners, at their election, to require that we buy their interests during a specified future time period commencing in 2009 based on a formula contained in the agreement. In addition, we have granted options to each of three tenants to purchase the property it occupies. In accordance with Statement of Accounting Standards No. 5 Accounting for Contingencies, we have not recorded a liability or the related asset that would result from the acquisition (in connection with the above potential obligations) because the probability of our unaffiliated partners requiring us to buy their interest is not currently determinable and we are unable to estimate the amount of the payment required for that purpose.
      195 of our properties, consisting of 27.9 million square feet, are subject to restrictions on taxable dispositions under tax protection agreements entered into with some of the contributors of the properties. The carrying value of these properties was $5.9 billion at December 31, 2005. The restrictions on taxable dispositions are effective for periods expiring at different times through 2021. The terms of these tax protection agreements generally prevent us from selling the properties in taxable transactions unless we indemnify the contributing partners for their income tax liability on the portion of the gain on sale allocated to them as a result of the property’s value at the time of its contribution to us or to our predecessor. We do not believe that the tax protection agreements materially affect the conduct of our business or our decisions whether to dispose of restricted properties because we generally hold our properties for long-term investment purposes. However, where we have deemed it to be in our shareholders’ best interests to dispose of restricted properties, we have endeavored to do so, when practicable, through transactions structured as tax-deferred transactions under section 1031 of the Internal Revenue Code.
      Whenever practicable, we anticipate structuring most future dispositions of restricted properties as transactions intended to qualify for tax-deferred treatment. We therefore view the likelihood of incurring any material indemnification obligations as a result of our tax protection agreements to be remote. Were we to

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
NOTE 24 — COMMITMENTS AND CONTINGENCIES — (continued)
dispose of a restricted property in a taxable transaction, we generally would be required to pay to a partner (that is a beneficiary of one of the tax protection agreements) an amount based on the amount of income tax the partner would be required to pay on the incremental gain allocated to such partner as a result of the built-in gain that existed with respect to such property at the time of its contribution to us or to our predecessor. In some cases there is a further requirement to reimburse any additional tax liability arising from the indemnification payment itself. The exact amount that would be payable with respect to any particular taxable sale of a restricted property would depend on a number of factors, many of which can only be calculated at the time of any future sale, including the sale price of the property at the time of the sale, the partnership’s basis in the property at the time of the sale, the partner’s basis in the assets at the time of the contribution, the partner’s applicable rate of federal, state and local taxation at the time of the sale and the timing of the sale itself.
Insurance
      Property Damage, Business Interruption, Earthquake and Terrorism: We have a captive insurance company which is a wholly-owned taxable REIT subsidiary. As described below, we are responsible for losses up to certain levels for property damage (including wind and flood damage resulting from hurricanes), business interruption, earthquakes, terrorism and other events prior to third-party insurance coverage. Accordingly, any losses incurred up to our loss exposure amounts or in excess of third-party coverage limitations will be reflected in our financial statements as insurance expense. The insurance coverage provided through third-party insurance carriers is subject to coverage limitations.

Type of Insurance		Third-Party Coverage
Coverage	Equity Office Loss Exposure/Deductible	Limitation

Property damage and business interruption(a)	$50 million per occurrence and $75 million annual aggregate exposure (which includes amounts paid for earthquake loss), plus $1 million per occurrence deductible	$1.0 billion per occurrence(c)
Earthquake(a)(b)	$75 million per occurrence and annual aggregate exposure (which includes amounts paid for property damage and business interruption loss), plus $1 million per occurrence deductible	$325 million in the aggregate per year(c)
Acts of terrorism(d)	$4.9 million per occurrence deductible (plus 10% of the remainder of each and every loss with a maximum per occurrence exposure of $37.4 million which includes the $4.9 million deductible); however, TRIEA provides that if the aggregate industry loss as a result of any such foreign terrorism occurrence is less than $50 million ($100 million in 2007), we are responsible for 100% of such loss. Our intent is to insure such amounts in excess of $50 million in 2007.	$825 million per occurrence(e)

(a)	We retain up to $75 million annual aggregate loss throughout the portfolio. In the event of a loss in excess of the per occurrence or annual aggregate amount, the third-party insurance carriers would be obligated to cover the losses up to the stated coverage amounts in the table above.

(b)	The amount of the third party insurance relating to earthquakes is based on maximum probable loss studies performed by independent third parties. The maximum annual aggregate payment amount for earthquake loss is $325 million, inclusive of our loss exposure of $75 million plus $1 million per

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

NOTE 24 — COMMITMENTS AND CONTINGENCIES — (continued)
occurrence deductible. There can be no assurance that the actual losses suffered in the event of an earthquake would not exceed the amount of such insurance coverage.

(c)	These amounts include our loss exposure/deductible amount.

(d)	This coverage includes nuclear, chemical and biological events under the Terrorism Risk Insurance Act of 2002 (“TRIA”). This coverage does not apply to non-TRIA events (which are terrorism events that are not committed by a foreigner or a foreign country). We maintain separate insurance with a $325 million annual aggregate limit subject to a deductible of $1 million for non-TRIA events. This separate coverage for non-TRIA events excludes nuclear, biological and chemical events.

TRIA established the Terrorism Risk Insurance Program (“TRIP”) to mandate that insurance carriers offer insurance covering physical damage from terrorist incidents certified by the U.S. government as foreign terrorist acts. Under TRIP, the federal government shares in the risk of loss associated with certain future terrorist acts. TRIA was extended for two years under the Terrorism Risk Insurance Extension Act (“TRIEA”), which established new requirements and expires on December 31, 2007. TRIEA created a new program trigger for any certified act of terrorism occurring after March 31, 2006 that prohibits payment of federal compensation unless the aggregate industry insured losses resulting from that act of terrorism exceed $50 million for 2006 and $100 million for 2007. The trigger for federal reimbursement through March 31, 2006 is $5 million, rather than $50 million.

(e)	This amount is in excess of our deductible amounts.
      Pollution: We have pollution and remediation insurance coverage for both sudden and gradual events. Limits for this exposure are $2 million per loss and $10 million aggregate per year subject to a deductible of $100,000 per occurrence.
      Workers Compensation, Automobile Liability and General Liability: We have per occurrence deductible amounts for workers compensation of $500,000, auto liability of $250,000 and general liability of $1,000,000.
NOTE 25 — SUBSEQUENT EVENTS
      The following events occurred subsequent to December 31, 2005, through March 8, 2006:

1.	We repurchased 13.0 million Common Shares under our open market repurchase program at an average purchase price of $31.49 per share for $408.6 million. EOP Partnership also redeemed 2.3 million Units at an average purchase price of $30.48 per Unit for $69.0 million.

2.	In January 2006, we exercised our option to draw an additional $250 million on our $750 million term loan, which increased the amount outstanding under the facility to $1.0 billion. As of March 8, 2006, we also had $478 million outstanding under our $1.25 billion revolving credit facility.

3.	On February 28, 2006, we obtained a $500 million unsecured term loan facility, which we fully drew upon on March 8, 2006. The loan matures in February 2007 and bears interest at the higher of the Prime Rate or the federal funds rate plus 50 basis points; plus a spread of 55 basis points (the spread is subject to change based on EOP Partnership’s credit rating). The proceeds from this loan will primarily be used to repay unsecured notes scheduled to mature on March 15, 2006.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
NOTE 25 — SUBSEQUENT EVENTS — (continued)

4.	We acquired the following properties:

				Effective Office Portfolio

		Acquisition	Number of	Square
Property	Location	Date	Buildings	Feet	Purchase Price

					(Dollars in thousands)
One and Three Harbor Drive	Sausalito, CA	1/19/2006	2	111,772	$32,500
Pointe O’Hare(a)	Rosemont, IL	3/8/2006	1	262,991	55,675

		Total	3	374,763	$88,175

(a)	In addition to our acquisition of a wholly owned interest in this office property, we also contributed $2.0 million to a new joint venture formed with the seller of Pointe O’Hare, who contributed a vacant land parcel and a parking structure adjacent to the building.

5.	We disposed of whole or partial interests in the following properties:

				Effective Office Portfolio

		Disposition	Number of	Square
Property	Location	Date	Buildings	Feet	Sales Price

					(Dollars in thousands)
120 Montgomery(a)	San Francisco, CA	1/20/2006	1	430,523	$67,500
Westridge and Pacific Corporate Plaza	San Diego, CA	2/8/2006	3	158,173	30,500
8-16 Perimeter(a)	Atlanta, GA	2/17/2006	5	65,350	10,712
One Crosswoods	Columbus, OH	3/3/2006	1	129,583	5,300

		Total	10	783,629	$114,012

(a)	These properties were classified as held for sale at December 31, 2005.

6.	During February 2006, the ownership structure of the Sixty State Street property was restructured. Pursuant to this restructure, we converted our former debt position in this property into an approximate 95% equity interest. In addition, new mortgage financing was obtained on the property. The new mortgage loan has a principal balance of $180.0 million, bears interest at a fixed coupon rate of 5.629% and matures on March 1, 2011. Following this restructure, we will continue to consolidate the financial position and results of operations of this property because we continue to control the property.

7.	We collected the $66.3 million note receivable related to the One Phoenix property that was sold in 2005 and recognized the $25.6 million gain on sale that had previously been deferred.

8.	Paces West, an office property comprising two buildings and 646,471 square feet located in Atlanta, GA, was classified as held for sale. The investment in real estate, net of accumulated depreciation for this property is $73.5 million. This disposition is subject to certain contingencies and is expected to close in the second quarter of 2006.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.
      None.

Item 9A.	Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
      As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon their evaluation as of December 31, 2005, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are effective to ensure that information required to be disclosed by us in our Exchange Act filings is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms.
Management’s Report on Internal Control over Financial Reporting
      Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2005 based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2005.
      Management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2005 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included elsewhere herein.
Changes in Internal Control over Financial Reporting
      During 2005, we began the consolidation of our enterprise-wide accounts receivable processing function into a centralized shared services environment. We expect that this consolidation process will continue into the second quarter of 2006. In the fourth quarter of 2005, we implemented an upgrade to our financial and accounting systems software that affected primarily our processing of accounts receivable and our lease administration function. Accordingly, we have modified our system of internal control over financial reporting for the impact of these system upgrades and structural changes. We believe that our controls, as modified, are designed appropriately and operating effectively.
      There were no other changes in our internal control structure that management believes have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B.     Other Information.
      None.

PART III

Item 10.	Directors and Executive Officers of the Registrant.
      Information about Trustees of Equity Office and Section 16(a) beneficial ownership reporting compliance is incorporated by reference from the discussion under Proposal 1 in our Proxy Statement for the 2006 Annual Meeting of Shareholders. The balance of the response to this item is contained in the discussion entitled “Executive Officers of the Registrant” under Item 1 of Part I of this report.
      Information about our audit committee and our audit committee financial expert is incorporated by reference to our Proxy Statement for the 2006 Annual Meeting of Shareholders.
      We have adopted a code of ethics that applies to our principal executive officer, principal financial officer and principal accounting officer, which is available on our website at www.equityoffice.com. Any amendment to, or waiver from, a provision of such code of ethics will be posted on our website.

Item 11.	Executive Compensation.
      Information about executive compensation is incorporated by reference from the discussion under the heading “Executive Compensation” in our Proxy Statement for the 2006 Annual Meeting of Shareholders.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
      Information about security ownership of certain beneficial owners and management, and information about our equity compensation plans are incorporated by reference from the discussion under the headings “Common Share and Unit Ownership by Trustees and Executive Officers” and “Equity Compensation Plan Information” in our Proxy Statement for the 2006 Annual Meeting of Shareholders.

Item 13.	Certain Relationships and Related Transactions.
      Information about certain relationships and transactions with related parties is incorporated herein by reference from the discussion under the heading “Certain Relationships and Related Transactions” in our Proxy Statement for the 2006 Annual Meeting of Shareholders.

Item 14.	Principal Accounting Fees and Services.
      Information about principal accountant fees and services is incorporated by reference from the discussion under the heading “Proposal 2: Ratification of the Audit Committee’s Appointment of Independent Auditors” in our Proxy Statement for the 2006 Annual Meeting of Shareholders.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.
      (a)(1) Financial Statements:
           Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2005 and 2004

Consolidated Statements of Operations for the years ended December 31, 2005, 2004 and 2003

Consolidated Statements of Changes in Shareholders’ Equity for the years ended December 31, 2005, 2004 and 2003

Consolidated Statements of Net Comprehensive Income for the years ended December 31, 2005, 2004 and 2003

Consolidated Statements of Cash Flows for the years ended December 31, 2005, 2004 and 2003
           Notes to Consolidated Financial Statements
      (a)(2) Financial Statement Schedules:
           Schedule III — Real Estate and Accumulated Depreciation as of December 31, 2005
      All other schedules for which provision is made in the applicable accounting regulations of the SEC are not required under the related instructions or are inapplicable and therefore have been omitted.
      (a)(3) Exhibits:

The exhibits required by this item are set forth on the Exhibit Index attached hereto.
      (b) Exhibits:

See Item 15(a)(3) above.
      (c) Financial Statement Schedules:

Schedule III — Real Estate and Accumulated Depreciation as of December 31, 2005.

SIGNATURES
      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Equity Office Properties Trust

By:	/s/ Richard D. Kincaid

Richard D. Kincaid
President and Chief Executive Officer

Date: March 14, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities indicated as of March 14, 2006.

Signature	Title

/s/ Richard D. Kincaid Richard D. Kincaid	President, Chief Executive Officer and Trustee (principal executive officer)

/s/ Marsha C. Williams Marsha C. Williams	Executive Vice President and Chief Financial Officer (principal financial officer)

/s/ Virginia L. Seggerman Virginia L. Seggerman	Senior Vice President and Chief Accounting Officer (principal accounting officer)

/s/ Samuel Zell Samuel Zell	Chairman of the Board of Trustees

/s/ Marilyn A. Alexander Marilyn A. Alexander	Trustee

/s/ Thomas E. Dobrowski Thomas E. Dobrowski	Trustee

/s/ William M. Goodyear William M. Goodyear	Trustee

/s/ James D. Harper, Jr. James D. Harper, Jr.	Trustee

/s/ David K. McKown David K. McKown	Trustee

/s/ Sheli Z. Rosenberg Sheli Z. Rosenberg	Trustee

Signature	Title

/s/ Stephen I. Sadove Stephen I. Sadove	Trustee

/s/ Sally Susman Sally Susman	Trustee

/s/ Jan H.W.R. van der Vlist Jan H.W.R. van der Vlist	Trustee

EXHIBIT INDEX

Exhibit No.	Description	Location

3.1	Restated Declaration of Trust	Incorporated by reference to Exhibit 3.2 to Equity Office’s 2003 Third Quarter Form 10-Q

3.2	Third Amended and Restated Bylaws	Incorporated by reference to Exhibit 3.1 to Equity Office’s 2003 First Quarter Form 10-Q

4.1	Indenture, dated as of September 2, 1997, between EOP Partnership and State Street Bank and Trust Company	Incorporated by reference to Exhibit 4.1 to Equity Office’s 1997 Annual Report on Form 10-K, as amended

4.2	First Supplemental Indenture, dated as of February 9, 1998, between EOP Partnership and State Street Bank and Trust Company	Incorporated by reference to Exhibit 4.2 to Equity Office’s 1997 Annual Report on Form 10-K, as amended

4.3	$200,000,000 6.625% Note due 2005. Another $200,000,000 6.625% Note due 2005, identical in all material respects to the Note filed as Exhibit 4.4 to Equity Office’s 1997 Annual Report on Form 10-K, as amended, has not been filed.	Incorporated by reference to Exhibit 4.4 to Equity Office’s 1997 Annual Report on Form 10-K, as amended

4.4	$200,000,000 6.750% Note due 2008. A $100,000,000 6.750% Note due 2008, identical in all material respects other than principal amount to the Note filed as Exhibit 4.5 to Equity Office’s 1997 Annual Report on Form 10-K, as amended, has not been filed.	Incorporated by reference to Exhibit 4.5 to Equity Office’s 1997 Annual Report on Form 10-K, as amended

4.5	$200,000,000 7.250% Note due 2018. A $50,000,000 7.250% Note due 2018, identical in all material respects other than principal amount to the Note filed as Exhibit 4.6 to Equity Office’s Annual Report on Form 10-K for the year ended December 31, 1997, as amended, has not been filed.	Incorporated by reference to Exhibit 4.6 to Equity Office’s 1997 Annual Report on Form 10-K, as amended

4.6	$50,000,000 7.36% Senior Note due 2005	Incorporated by reference to Exhibit 4.9 to Equity Office’s 1997 Annual Report on Form 10-K, as amended

4.7	$50,000,000 7.44% Senior Note due 2006	Incorporated by reference to Exhibit 4.10 to Equity Office’s 1997 Annual Report on Form 10-K, as amended

4.8	$50,000,000 7.41% Senior Note due 2007	Incorporated by reference to Exhibit 4.11 to Equity Office’s 1997 Annual Report on Form 10-K, as amended

4.9	$300,000,000 6.763% Notes due 2007	Incorporated by reference to Exhibit 4.13 to Equity Office’s 2000 Annual Report on Form 10-K, as amended

4.10	$225,000,000 7.25% Notes due 2028	Incorporated by reference to Exhibit 4.14 to Equity Office’s 2000 Annual Report on Form 10-K, as amended

Exhibit No.	Description	Location

4.11	$500,000,000 6.8% Notes due 2009	Incorporated by reference to Exhibit 4.17 to Equity Office’s 2000 Annual Report on Form 10-K, as amended

4.12	$200,000,000 7.5% Notes due April 19, 2029	Incorporated by reference to Exhibit 4.23 to EOP Partnership’s Current Report on Form 8-K filed with the SEC on April 19, 1999

4.13	$400,000,000 8.375% Note due March 15, 2006	Incorporated by reference to Exhibit 4.24 to EOP Partnership’s Current Report on Form 8-K filed with the SEC on March 24, 2000

4.14	$100,000,000 8.375% Note due March 15, 2006	Incorporated by reference to Exhibit 4.25 to EOP Partnership’s Current Report on Form 8-K filed with the SEC on March 24, 2000

4.15	$360,000,000 8.10% Note due August 1, 2010 of EOP Partnership	Incorporated by reference to Exhibit 4.1 to EOP Partnership’s Current Report on Form 8-K filed with the SEC on August 8, 2000

4.16	Indenture, dated August 29, 2000, by and between EOP Partnership and U.S. Bank National Association (formerly known as U.S. Bank Trust National Association)	Incorporated by reference to Exhibit 4.1 to EOP Partnership’s Registration Statement on Form S-3, as amended (SEC File No. 333-43530)

4.17	First Supplemental Indenture, dated June 18, 2001, among EOP Partnership, Equity Office and U.S. Bank National Association (formerly known as U.S. Bank Trust National Association)	Incorporated by reference to Exhibit 4.2 to Equity Office’s Registration Statement on Form S-3, as amended (SEC File No. 333-58976)

4.18	$400,000,000 7 3/4% Note due 2007	Incorporated by reference to Exhibit 4.5 to EOP Partnership’s Current Report on Form 8-K filed with the SEC on November 20, 2000

4.19	$200,000,000 7 3/4% Note due 2007	Incorporated by reference to Exhibit 4.6 to EOP Partnership’s Current Report on Form 8-K filed with the SEC on November 20, 2000

4.20	$500,000,000 7.000% Note due July 15, 2011, and related Guarantee	Incorporated by reference to Exhibit 4.4 to EOP Partnership’s Current Report on Form 8-K filed with the SEC on July 18, 2001

Exhibit No.	Description	Location

4.21	$500,000,000 7.000% Note due July 15, 2011, and related Guarantee	Incorporated by reference to Exhibit 4.5 to EOP Partnership’s Current Report on Form 8-K filed with the SEC on July 18, 2001

4.22	$100,000,000 7.000% Note due July 15, 2011, and related Guarantee	Incorporated by reference to Exhibit 4.6 to EOP Partnership’s Current Report on Form 8-K filed with the SEC on July 18, 2001

4.23	$300,000,000 7.875% Note due July 15, 2031, and related Guarantee	Incorporated by reference to Exhibit 4.7 to EOP Partnership’s Current Report on Form 8-K filed with the SEC on July 18, 2001

4.24	$400,000,000 6 3/4% Note due February 15, 2012, and related Guarantee	Incorporated by reference to Exhibit 4.1 to EOP Partnership’s Current Report on Form 8-K filed with the SEC on February 15, 2002

4.25	$100,000,000 6 3/4% Note due February 15, 2012, and related Guarantee	Incorporated by reference to Exhibit 4.2 to EOP Partnership’s Current Report on Form 8-K filed with the SEC on February 15, 2002

4.26	Indenture, dated as of December 6, 1995, among Spieker and State Street Bank and Trust, as Trustee	Incorporated by reference to Exhibit 99.17.1 to Equity Office’s Current Report on Form 8-K filed with the SEC on July 5, 2001

4.27	Sixth Supplemental Indenture, dated as of December 10, 1996, among Spieker, Spieker Partnership and State Street Bank and Trust, as Trustee	Incorporated by reference to Exhibit 99.17.12 to Equity Office’s Current Report on Form 8-K filed with the SEC on July 5, 2001

4.28	$100,000,000 7.125% Note due December 1, 2006	Incorporated by reference to Exhibit 99.17.13 to Equity Office’s Current Report on Form 8-K filed with the SEC on July 5, 2001

4.29	Seventh Supplemental Indenture, dated as of December 10, 1996, among Spieker, Spieker Partnership and State Street Bank and Trust, as Trustee	Incorporated by reference to Exhibit 99.17.14 to Equity Office’s Current Report on Form 8-K filed with the SEC on July 5, 2001

4.30	$25,000,000 7.875% Note due December 1, 2016	Incorporated by reference to Exhibit 99.17.15 to Equity Office’s Current Report on Form 8-K filed with the SEC on July 5, 2001

4.31	Eighth Supplemental Indenture, dated as of July 14, 1997, among Spieker, Spieker Partnership and State Street Bank and Trust, as Trustee	Incorporated by reference to Exhibit 99.17.16 to Equity Office’s Current Report on Form 8-K filed with the SEC on July 5, 2001

4.32	$150,000,000 7.125% Note due July 1, 2009	Incorporated by reference to Exhibit 99.17.17 to Equity Office’s Current Report on Form 8-K filed with the SEC on July 5, 2001

Exhibit No.	Description	Location

4.33	Ninth Supplemental Indenture, dated as of September 29, 1997, among Spieker, Spieker Partnership, First Trust of California, National Association, as Trustee, and State Street Bank and Trust	Incorporated by reference to Exhibit 99.17.18 to Equity Office’s Current Report on Form 8-K filed with the SEC on July 5, 2001

4.34	$150,000,000 7.50% Debenture due October 1, 2027	Incorporated by reference to Exhibit 99.17.19 to Equity Office’s Current Report on Form 8-K filed with the SEC on July 5, 2001

4.35	Tenth Supplemental Indenture, dated as of December 8, 1997, among Spieker, Spieker Partnership and First Trust of California, National Association, as Trustee, and State Street Bank and Trust	Incorporated by reference to Exhibit 99.17.20 to Equity Office’s Current Report on Form 8-K filed with the SEC on July 5, 2001

4.36	$200,000,000 7.35% Debenture due December 1, 2017	Incorporated by reference to Exhibit 99.17.21 to Equity Office’s Current Report on Form 8-K filed with the SEC on July 5, 2001

4.37	Eleventh Supplemental Indenture, dated as of January 27, 1998, among Spieker, Spieker Partnership and First Trust of California, National Association, as Trustee	Incorporated by reference to Exhibit 99.17.22 to Equity Office’s Current Report on Form 8-K filed with the SEC on July 5, 2001

4.38	$150,000,000 6.75% Note due January 15, 2008	Incorporated by reference to Exhibit 99.17.23 to Equity Office’s Current Report on Form 8-K filed with the SEC on July 5, 2001

4.39	Twelfth Supplemental Indenture, dated as of February 2, 1998, among Spieker, Spieker Partnership and First Trust of California, National Association, as Trustee	Incorporated by reference to Exhibit 99.17.24 to Equity Office’s Current Report on Form 8-K filed with the SEC on July 5, 2001

4.40	$125,000,000 6.875% Note due February 1, 2005	Incorporated by reference to Exhibit 99.17.25 to Equity Office’s Current Report on Form 8-K filed with the SEC on July 5, 2001

4.41	Thirteenth Supplemental Indenture, dated as of February 2, 1998, among Spieker, Spieker Partnership and First Trust of California, National Association, as Trustee	Incorporated by reference to Exhibit 99.17.26 to Equity Office’s Current Report on Form 8-K filed with the SEC on July 5, 2001

4.42	$1,500,000 7.0% Note due February 1, 2007	Incorporated by reference to Exhibit 99.17.27 to Equity Office’s Current Report on Form 8-K filed with the SEC on July 5, 2001

4.43	Fourteenth Supplemental Indenture, dated as of April 29, 1998, among Spieker, Spieker Partnership and U.S. Bank Trust National Association (formerly known as First Trust of California, National Association), as Trustee	Incorporated by reference to Exhibit 99.17.28 to Equity Office’s Current Report on Form 8-K filed with the SEC on July 5, 2001

Exhibit No.	Description	Location

4.44	$25,000,000 6.88% Note due April 30, 2007	Incorporated by reference to Exhibit 99.17.29 to Equity Office’s Current Report on Form 8-K filed with the SEC on July 5, 2001

4.45	Fifteenth Supplemental Indenture, dated as of May 11, 1999, among Spieker, Spieker Partnership and U.S. Bank Trust National Association, as Trustee	Incorporated by reference to Exhibit 99.17.30 to Equity Office’s Current Report on Form 8-K filed with the SEC on July 5, 2001

4.46	$200,000,000 7.25% Note due May 1, 2009	Incorporated by reference to Exhibit 99.17.32 to Equity Office’s Current Report on Form 8-K filed with the SEC on July 5, 2001

4.47	Sixteenth Supplemental Indenture, dated as of December 11, 2000, among Spieker, Spieker Partnership and U.S. Bank Trust National Association, as Trustee	Incorporated by reference to Exhibit 99.17.33 to Equity Office’s Current Report on Form 8-K filed with the SEC on July 5, 2001

4.48	$200,000,000 7.65% Note due December 15, 2010	Incorporated by reference to Exhibit 99.17.34 to Equity Office’s Current Report on Form 8-K filed with the SEC on July 5, 2001

4.49	Seventeenth Supplemental Indenture, dated as of July 2, 2001, relating to the substitution of Equity Office and EOP Partnership as successor entities for Spieker and Spieker Partnership, respectively	Incorporated by reference to Exhibit 99.17.35 to Equity Office’s Current Report on Form 8-K filed with the SEC on July 5, 2001

4.50	$400,000,000 5.875% Note due January 15, 2013, and related Guarantee	Incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K of EOP Partnership filed with the SEC on January 15, 2003

4.51	$100,000,000 5.875% Note due January 15, 2013, and related Guarantee	Incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K of EOP Partnership filed with the SEC on January 15, 2003

4.52	$500,000,000 4.75% Note due March 15, 2014 and related Guarantee (another $500,000,000 4.75% Note due March 15, 2014 and related Guarantee, identical in all material respects to the Note filed as Exhibit 4.3 to the Current Report on Form 8-K of EOP Partnership filed with the SEC on March 26, 2004, has not been filed)	Incorporated by reference to Exhibit 4.3 to the Current Report on Form 8-K of EOP Partnership filed with the SEC on March 26, 2004

4.53	$45,000,000 Floating Rate Note due May 27, 2014 and related Guarantee	Incorporated by reference to Exhibit 4.3 to the Current Report on Form 8-K of EOP Partnership filed with the SEC on May 26, 2004

Exhibit No.	Description	Location

4.54	$500,000,000 4.65% Fixed Rate Note due October 1, 2010 and related Guarantee (another $300,000,000 4.65% Fixed Rate Note due October 1, 2010 and related Guarantee, identical in all material respects, other than the principal amount, to the Note filed as Exhibit 4.3 to the Current Report on Form 8-K of EOP Partnership filed with the SEC on October 7, 2004, has not been filed)	Incorporated by reference to Exhibit 4.3 to the Current Report on Form 8-K of EOP Partnership filed with the SEC on October 7, 2004

4.55	$200,000,000 Floating Rate Note due October 1, 2010 and related Guarantee	Incorporated by reference to Exhibit 4.4 to the Current Report on Form 8-K of EOP Partnership filed with the SEC on October 7, 2004

4.56	Form of Medium-Term InterNote (Fixed Rate) and related Guarantee	Incorporated by reference to Exhibit 4.3 to the Current Report on Form 8-K of EOP Partnership filed with the SEC on June 15, 2004

4.57	Form of Medium-Term InterNote (Floating Rate) and related Guarantee	Incorporated by reference to Exhibit 4.4 to the Current Report on Form 8-K of EOP Partnership filed with the SEC on June 15, 2004

4.58	New Trustee Appointment Agreement, dated June 10, 2004, among EOP Partnership, Equity Office and BNY Midwest Trust Company	Incorporated by reference to Exhibit 4.5 to the Current Report on Form 8-K of EOP Partnership filed with the SEC on June 15, 2004

4.59	Schedule of Medium-Term InterNotes (Fixed Rate) issued as of June 30, 2004	Incorporated by reference to Exhibit 4.5 to EOP Partnership’s 2004 Second Quarter Form 10-Q

4.60	Schedule of Medium-Term InterNotes (Fixed Rate) issued from July 1, 2004 to September 30, 2004	Incorporated by reference to Exhibit 4.6 to EOP Partnership’s 2004 Third Quarter Form 10-Q

4.61	Schedule of Medium-Term InterNotes (Fixed Rate) issued from October 1, 2004 to December 31, 2004	Incorporated by reference to Exhibit 4.73 to EOP Partnership’s 2004 Annual Report on Form 10-K

4.62	Schedule of Medium-Term InterNotes (Fixed Rate) issued from January 1, 2005 to March 31, 2005	Incorporated by reference to Exhibit 4.5 to EOP Partnership’s 2005 First Quarter Form 10-Q

4.63	Schedule of Medium-Term InterNotes (Fixed Rate) issued from April 1, 2005 to June 30, 2005	Incorporated by reference to Exhibit 4.5 to EOP Partnership’s 2005 Second Quarter Form 10-Q

4.64	Schedule of Medium-Term InterNotes (Fixed Rate) issued from July 1, 2005 to September 30, 2005	Incorporated by reference to Exhibit 4.5 to EOP Partnership’s 2005 Third Quarter Form 10-Q

4.65	Schedule of Medium-Term InterNotes (Fixed Rate) issued from October 1, 2005 to December 31, 2005	Incorporated by reference to Exhibit 4.65 to EOP Partnership’s 2005 Annual Report on Form 10-K

Exhibit No.	Description	Location

10.1	Third Amended and Restated Agreement of Limited Partnership of EOP Partnership	Incorporated by reference to Exhibit 99.8 to Equity Office’s Current Report on Form 8-K filed with the SEC on July 5, 2001

10.2	First Amendment to Third Amended and Restated Agreement of Limited Partnership of EOP Partnership	Incorporated by reference to Exhibit 4.1 to EOP Partnership’s 2002 Third Quarter Form 10-Q

10.3	Second Amendment to the Third Amended and Restated Agreement of Limited Partnership of EOP Partnership	Incorporated by reference to Exhibit 10.1 to Equity Office’s 2003 Second Quarter Form 10-Q

10.4	Third Amendment to the Third Amended and Restated Agreement of Limited Partnership of EOP Partnership	Incorporated by reference to Exhibit 10.4 to Equity Office’s 2003 Annual Report on Form 10-K

10.5	Fourth Amendment to the Third Amended and Restated Agreement of Limited Partnership of EOP Partnership	Incorporated by reference to Exhibit 3.1 to EOP Partnership’s 2004 Second Quarter Form 10-Q

10.6	Fifth Amendment to the Third Amended and Restated Agreement of Limited Partnership of EOP Partnership	Incorporated by reference to Exhibit 3.1 to EOP Partnership’s 2005 Second Quarter Form 10-Q

10.7	Registration Rights Agreement, dated as of July 11, 1997	Incorporated by reference to Exhibit 10.2 to Equity Office’s 1997 Annual Report on Form 10-K, as amended

10.8	Noncompetition Agreement between Equity Office and Samuel Zell	Incorporated by reference to Exhibit 10.3 to Equity Office’s 1997 Annual Report on Form 10-K, as amended

10.9†	First Amended and Restated 1997 Share Option and Share Award Plan	Incorporated by reference to Exhibit 10.2 to Equity Office’s 2003 Second Quarter Form 10-Q

10.10†	First Amendment to First Amended and Restated 1997 Share Option and Share Award Plan	Incorporated by reference to Exhibit 10.1 to Equity Office’s 2003 Third Quarter Form 10-Q

10.11†	Second Amendment to First Amended and Restated 1997 Share Option and Share Award Plan	Incorporated by reference to Exhibit 10.2 to Equity Office’s 2004 Second Quarter Form 10-Q

10.12†	Form of Share Appreciation Rights Agreement between Equity Office and Jan H. W. R. van der Vlist	Incorporated by reference to Exhibit 10.1 to Equity Office’s 2002 First Quarter Form 10-Q

10.13†	Share Appreciation Rights Agreement dated September 20, 2004 between Equity Office and Jan H. W. R. van der Vlist (for SARs expiring June 15, 2013)	Incorporated by reference to Exhibit 10.1 to Equity Office’s Current Report on Form 8-K filed with the SEC on September 23, 2004

10.14†	First Amendment dated May 31, 2005 to Equity Office Properties Trust Share Appreciation Rights Agreement dated September 20, 2004 between Equity Office Properties Trust and Jan H. W. R. van der Vlist (for SARs expiring June 15, 2013)	Incorporated by reference to Exhibit 10.2 to Equity Office’s 2005 Second Quarter Form 10-Q

Exhibit No.	Description	Location

10.15†	Second Amendment dated June 29, 2005 to Equity Office Properties Trust Share Appreciation Rights Agreement dated September 20, 2004 between Equity Office Properties Trust and Jan H. W. R. van der Vlist (for SARs expiring June 15, 2013)	Incorporated by reference to Exhibit 10.4 to Equity Office’s 2005 Second Quarter Form 10-Q

10.16†	Share Appreciation Rights Agreement dated September 20, 2004 between Equity Office and Jan H. W. R. van der Vlist (for SARs expiring June 15, 2014)	Incorporated by reference to Exhibit 10.2 to Equity Office’s Current Report on Form 8-K filed with the SEC on September 23, 2004

10.17†	First Amendment dated May 31, 2005 to Equity Office Properties Trust Share Appreciation Rights Agreement dated September 20, 2004 between Equity Office Properties Trust and Jan H. W. R. van der Vlist (for SARs expiring June 15, 2014)	Incorporated by reference to Exhibit 10.3 to Equity Office’s 2005 Second Quarter Form 10-Q

10.18†	Second Amendment dated June 29, 2005 to Equity Office Properties Trust Share Appreciation Rights Agreement dated September 20, 2004 between Equity Office Properties Trust and Jan H. W. R. van der Vlist (for SARs expiring June 15, 2014)	Incorporated by reference to Exhibit 10.5 to Equity Office’s 2005 Second Quarter Form 10-Q

10.19†	2003 Share Option and Share Incentive Plan	Incorporated by reference to Exhibit 10.3 to Equity Office’s 2003 Second Quarter Form 10-Q

10.20†	First Amendment to 2003 Share Option and Share Incentive Plan	Incorporated by reference to Exhibit 10.2 to Equity Office’s 2003 Third Quarter Form 10-Q

10.21†	Second Amendment to 2003 Share Option and Share Incentive Plan	Incorporated by reference to Exhibit 10.1 to Equity Office’s Current Report on Form 8-K filed with the SEC on December 21, 2005

10.22†	Third Amended and Restated Supplemental Retirement Savings Plan, as amended and restated effective October 5, 2004	Incorporated by reference to Exhibit 10.19 to Equity Office’s 2004 Annual Report on Form 10-K

10.23†	Second Amended and Restated 1997 Non- Qualified Employee Share Purchase Plan, effective as of October 5, 2004	Incorporated by reference to Exhibit 10.20 to Equity Office’s 2004 Annual Report on Form 10-K

10.24†	First Amendment to the Second Amended and Restated 1997 Non-Qualified Employee Share Purchase Plan, effective as of December 7, 2004	Incorporated by reference to Exhibit 10.21 to Equity Office’s 2004 Annual Report on Form 10-K

10.25†	Change in Control Agreement by and between Equity Office Management L.L.C., Equity Office and Richard D. Kincaid	Incorporated by reference to Exhibit 10.7 to Equity Office’s 2003 Third Quarter Form 10-Q

10.26†	Change in Control Agreement by and between Equity Office Properties Management Corp., Equity Office and Stanley M. Stevens	Incorporated herein by reference to Exhibit 10.8 to Equity Office’s 2001 Third Quarter Form 10-Q

Exhibit No.	Description	Location

10.27†	Assumption and Amendment to Change in Control Agreement by and between Equity Office Properties Management Corp., Equity Office, EOP Partnership and Stanley M. Stevens	Incorporated by reference to Exhibit 10.4 to Equity Office’s 2002 Third Quarter Form 10-Q

10.28†	Second Assumption and Amendment to Change in Control Agreement by and between Equity Office Management L.L.C., Equity Office, EOP Partnership and Stanley M. Stevens	Incorporated by reference to Exhibit 10.26 to Equity Office’s 2003 Annual Report on Form 10-K

10.29†	Change in Control Agreement by and between EOP Partnership, Equity Office and Marsha C. Williams	Incorporated herein by reference to Exhibit 10.1 to Equity Office’s 2004 First Quarter Form 10-Q

10.30†	Assumption to Change in Control Agreement by and between Equity Office Management L.L.C., Equity Office, Equity Office Properties Management Corp., EOP Partnership and Marsha C. Williams	Incorporated herein by reference to Exhibit 10.2 to Equity Office’s 2004 First Quarter Form 10-Q

10.31†	Change in Control Agreement by and between Equity Office Management L.L.C., Equity Office and Jeffrey L. Johnson	Incorporated herein by reference to Exhibit 10.3 to Equity Office’s 2004 First Quarter Form 10-Q

10.32†	Change in Control Agreement by and between Equity Office Management L.L.C., Equity Office and Peyton H. Owen	Incorporated herein by reference to Exhibit 10.2 to Equity Office’s 2005 First Quarter Form 10-Q

10.33†	Trustee Compensation Agreement between Sam Zell and Equity Office, as amended	Incorporated by reference to Exhibit 10.28 to Equity Office’s 2003 Annual Report on Form 10-K

10.34†	First Amendment to Trustee Compensation Agreement between Sam Zell and Equity Office, as amended	Incorporated herein by reference to Exhibit 10.1 to Equity Office’s 2005 First Quarter Form 10-Q

10.35†	Form of Non-Qualified Share Option Agreement for Members of the Board of Trustees	Incorporated by reference to Exhibit 10.1 to Equity Office’s Current Report on Form 8-K filed with the SEC on February 23, 2005

10.36†	Form of Participant Summary and Restricted Share Agreement for Trustees	Incorporated by reference to Exhibit 10.2 to Equity Office’s Current Report on Form 8-K filed with the SEC on February 23, 2005

10.37†	Form of Non-Qualified Share Option Agreement for Employees	Filed herewith

10.38†	Form of Participant Summary and Restricted Share Agreement for Employees	Filed herewith

10.39†	Summary of 2005 Trustee Compensation Program	Incorporated by reference to Exhibit 10.1 to Equity Office’s Current Report on Form 8-K filed with the SEC on May 27, 2005

Exhibit No.	Description	Location

10.40†	Form of Participant Summary and Performance Award Agreement (LTIP)	Incorporated by reference to Exhibit 10.2 to Equity Office’s Current Report on Form 8-K filed with the SEC on December 21, 2005

10.41	Revolving Credit Agreement for $1,250,000,000 Revolving Credit Facility dated as of August 4, 2005 among EOP Operating Limited Partnership and the Banks listed therein, and related Guaranty of Payment	Incorporated herein by reference to Exhibit 10.1 to EOP Partnership’s 2005 Second Quarter Form 10-Q

10.42	Amended and Restated Credit Agreement for $750,000,000 Credit Facility dated as of December 9, 2005 among EOP Operating Limited Partnership and the Banks listed therein (including option to expand by $250,000,000 to $1,000,000,000), and related Guaranty of Payment	Incorporated by reference to Exhibit 10.10 to EOP Partnership’s 2005 Annual Report on Form 10-K

10.43	Credit Agreement for $500,000,000 Credit Facility dated as of February 28, 2006 among EOP Operating Limited Partnership, the Banks listed therein, Merrill Lynch Bank USA, and Merrill, Lynch, Pierce, Fenner & Smith Incorporated, and related Guaranty of Payment	Incorporated by reference to Exhibit 10.11 to EOP Partnership’s 2005 Annual Report on Form 10-K

12.1	Statement of Earnings to Fixed Charges	Filed herewith

21.1	List of Subsidiaries	Incorporated by reference to Exhibit 21.1 to Equity Office’s 2002 Annual Report on Form 10-K

23.1	Consent of Independent Registered Public Accounting Firm	Filed herewith

31.1	Certifications of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act, as amended	Filed herewith

31.2	Certifications of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act, as amended	Filed herewith

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

99.1	1997 Non-Qualified Employee Share Purchase Plan Financial Statements as of and for the years ended December 31, 2005, 2004 and 2003	Filed herewith

†	Represents a management contract or compensatory plan, contract or arrangement.

Schedule III — Real Estate and Accumulated Depreciation as of December 31, 2005

							Costs Capitalized		Gross Amount Carried at
							Subsequent to		Close of Period
					Initial Cost		Acquisition		12/31/05
													Date of
				Encumbrances		Building and		Building and		Building and		Accumulated	Construction/	Date	Depreciable
Description	Notes	Location	State	at 12/31/05	Land	Improvements	Land	Improvements	Land	Improvements	Total(1)	Depreciation(1)	Renovation	Acquired	Lives(2)

Office Properties:
Atlanta Region
200 Galleria		Atlanta	GA	$—	$10,282	$58,266	$—	$4,914	$10,282	$63,180	$73,462	$(9,919)	1985	06/19/00	40
One Ninety One Peachtree Tower		Atlanta	GA	—	46,500	263,500	—	1,194	46,500	264,694	311,194	(37,093)	1991	06/19/00	40
Central Park		Atlanta	GA	—	9,163	82,463	—	9,123	9,163	91,586	100,749	(20,931)	1986	10/17/95	40
Lakeside Office Park		Atlanta	GA	—	4,792	43,132	—	4,173	4,792	47,305	52,097	(10,179)	1972-1978	12/19/97	40
Paces West		Atlanta	GA	—	8,336	75,025	—	9,652	8,336	84,677	93,013	(19,203)	1988	10/31/94	40
Perimeter Center		Atlanta	GA	—	43,464	391,237	267	38,880	43,731	430,117	473,848	(95,651)	1970/1989	12/19/97	40
211 Perimeter Center	(3)	Atlanta	GA	—	15,379	28,055	—	—	15,379	28,055	43,434	(327)	1980/2000	11/10/05	24

Atlanta Region Totals				—	137,916	941,678	267	67,936	138,183	1,009,614	1,147,797	(193,303)

Boston Region
Crosby Corporate Center	(4)	Bedford	MA	—	5,958	53,620	115	(27,529)	6,073	26,091	32,164	—	1996	12/19/97	40
Crosby Corporate Center II	(4)	Bedford	MA	—	9,385	27,584	8	(13,411)	9,393	14,173	23,566	—	1998	12/19/97	40
125 Summer Street		Boston	MA	67,665	18,000	102,000	—	13,593	18,000	115,593	133,593	(17,925)	1989	06/19/00	40
222 Berkeley Street		Boston	MA	—	25,593	145,029	—	6,040	25,593	151,069	176,662	(22,565)	1991	06/19/00	40
500 Boylston Street		Boston	MA	—	39,000	221,000	—	3,383	39,000	224,383	263,383	(31,162)	1988	06/19/00	40
Sixty State Street		Boston	MA	—	—	256,000	—	9,382	—	265,382	265,382	(37,318)	1979	06/19/00	40
100 Summer Street		Boston	MA	—	22,271	200,439	—	68,756	22,271	269,195	291,466	(53,208)	1974/1990	03/18/98	40
150 Federal Street		Boston	MA	—	14,131	127,182	—	18,543	14,131	145,725	159,856	(35,348)	1988	12/19/97	40
175 Federal Street		Boston	MA	—	4,894	44,045	—	6,047	4,894	50,092	54,986	(11,017)	1977	12/19/97	40
225 Franklin Street		Boston	MA	—	34,608	311,471	—	15,149	34,608	326,620	361,228	(67,999)	1966/1996	12/19/97	40
28 State Street		Boston	MA	—	9,513	85,623	—	42,960	9,513	128,583	138,096	(40,474)	1968/1997	01/23/95	40
Center Plaza		Boston	MA	—	18,942	170,480	—	17,634	18,942	188,114	207,056	(39,019)	1969	12/19/97	40
Russia Wharf		Boston	MA	—	3,891	35,023	—	2,956	3,891	37,979	41,870	(9,040)	1978-1982	12/19/97	40
South Station		Boston	MA	—	—	31,074	—	2,279	—	33,353	33,353	(6,911)	1988	12/19/97	40
25 Mall Road	(3)	Burlington	MA	—	5,217	49,739	—	745	5,217	50,484	55,701	(1,299)	1987	07/07/05	45
New England Executive Park		Burlington	MA	—	14,733	132,594	194	17,465	14,927	150,059	164,986	(33,805)	1970/1985	12/19/97	40
New England Executive Park 17		Burlington	MA	—	904	8,135	8	952	912	9,087	9,999	(2,151)	1970/1985	12/19/97	40
The Tower at N.E.E.P		Burlington	MA	—	2,793	31,462	5	11,590	2,798	43,052	45,850	(9,036)	1971/1999	03/31/98	40
Cambridge Science Center (a.k.a. Riverview I)	(5)	Cambridge	MA	—	1,959	35,916	—	7,476	1,959	43,392	45,351	(2,343)	1984/2004	12/19/97	40
245 First Street (a.k.a Riverview II)		Cambridge	MA	—	3,978	35,804	6	3,914	3,984	39,718	43,702	(9,754)	1985-1986	12/19/97	40
One Memorial Drive		Cambridge	MA	54,754	14,862	88,216	—	5,492	14,862	93,708	108,570	(13,569)	1985	06/19/00	40
One Canal Park		Cambridge	MA	—	2,006	18,054	—	2,177	2,006	20,231	22,237	(4,337)	1987	12/19/97	40
Ten Canal Park		Cambridge	MA	—	2,383	21,448	—	181	2,383	21,629	24,012	(4,345)	1987	12/19/97	40
Riverside Center		Newton	MA	—	24,000	69,849	—	19,933	24,000	89,782	113,782	(18,112)	2000	12/19/97	40
175 Wyman Street		Walthan	MA	—	14,600	5,400	3	2,127	14,603	7,527	22,130	(6,831)	1999	12/19/97	40
Wellesley Office Park 1-4		Wellesley	MA	—	5,518	49,662	6	6,625	5,524	56,287	61,811	(12,159)	1963/1984	12/19/97	40
Wellesley 5-7		Wellesley	MA	—	9,335	84,018	13	6,841	9,348	90,859	100,207	(18,734)	1963/1984	12/19/97	40
Wellesley 8		Wellesley	MA	—	1,639	14,754	2	289	1,641	15,043	16,684	(3,033)	1963/1984	12/19/97	40

Boston Region Totals				122,419	310,113	2,455,621	360	251,589	310,473	2,707,210	3,017,683	(511,494)

Chicago Region
300 W. 6th Street	(3)	Austin	TX	—	8,359	122,714	—	—	8,359	122,714	131,073	(636)	2002	10/04/05	56
Great Hills Plaza		Austin	TX	—	3,559	14,238	—	—	3,559	14,238	17,797	(11)	1985	12/21/05	42
Park 22	(3)	Austin	TX	—	2,779	32,223	—	93	2,779	32,316	35,095	(1,332)	2000	03/22/05	40
One Congress Plaza		Austin	TX	—	6,502	58,521	—	9,033	6,502	67,554	74,056	(15,314)	1987	11/12/93	40
One American Center		Austin	TX	—	—	70,812	—	12,222	—	83,034	83,034	(18,674)	1984	11/01/95	40
Research Park Plaza I & II	(3)	Austin	TX	—	6,301	47,470	—	206	6,301	47,676	53,977	(939)	1999	06/16/05	54
San Jacinto Center		Austin	TX	—	5,075	45,671	—	9,920	5,075	55,591	60,666	(12,482)	1987	12/13/91	40
Stonebridge II	(3)	Austin	TX	—	1,505	35,379	—	—	1,505	35,379	36,884	(382)	2001	08/19/05	46
Westech 360	(3)	Austin	TX	—	2,680	25,961	—	243	2,680	26,204	28,884	(2,430)	1986	11/19/04	33
101 North Wacker		Chicago	IL	—	10,035	90,319	—	5,877	10,035	96,196	106,231	(21,139)	1980/1990	12/19/97	40
200 West Adams		Chicago	IL	—	11,654	104,887	—	10,405	11,654	115,292	126,946	(26,451)	1985/1996	12/19/97	40
30 North LaSalle		Chicago	IL	—	12,489	112,401	—	9,304	12,489	121,705	134,194	(28,152)	1974/1990	06/13/97	40
Civic Opera House		Chicago	IL	—	12,771	114,942	—	9,866	12,771	124,808	137,579	(27,672)	1929/1996	12/19/97	40

							Costs Capitalized		Gross Amount Carried at
							Subsequent to		Close of Period
					Initial Cost		Acquisition		12/31/05
													Date of
				Encumbrances		Building and		Building and		Building and		Accumulated	Construction/	Date	Depreciable
Description	Notes	Location	State	at 12/31/05	Land	Improvements	Land	Improvements	Land	Improvements	Total(1)	Depreciation(1)	Renovation	Acquired	Lives(2)

One North Franklin		Chicago	IL	—	9,830	88,474	—	10,809	9,830	99,283	109,113	(21,412)	1991	12/31/92	40
Presidents Plaza		Chicago	IL	—	13,435	120,919	—	12,825	13,435	133,744	147,179	(28,230)	1980-1982	12/19/97	40
Community Corporate Center	(4)	Columbus	OH	—	3,019	27,170	—	(10,835)	3,019	16,335	19,354	(13)	1987	06/14/90	40
One Crosswoods	(4)(6)	Columbus	OH	—	1,059	9,530	—	(6,027)	1,059	3,503	4,562	16	1984	11/12/93	40
Corporate 500 Centre		Deerfield	IL	76,597	20,100	113,900	—	12,467	20,100	126,367	146,467	(18,867)	1986/1990	06/19/00	40
1700 Higgins Centre		Des Plaines	IL	—	1,323	11,908	64	1,693	1,387	13,601	14,988	(3,135)	1986	11/12/93	40
Tri-State International		Lincolnshire	IL	—	10,925	98,327	291	7,098	11,216	105,425	116,641	(22,620)	1986	12/19/97	40
One Lakeway Center		Metairie	LA	—	2,804	25,235	—	4,538	2,804	29,773	32,577	(7,756)	1981/1996	11/12/93	40
Two Lakeway Center		Metairie	LA	—	4,644	41,792	49	5,302	4,693	47,094	51,787	(11,391)	1984/1996	11/12/93	40
Three Lakeway Center		Metairie	LA	—	4,695	43,661	59	4,536	4,754	48,197	52,951	(11,625)	1987/1996	11/12/93	40
LaSalle Plaza	(4)	Minneapolis	MN	—	9,681	87,127	—	(15,749)	9,681	71,378	81,059	(1,055)	1991	11/25/97	40
Wells Fargo Center		Minneapolis	MN	110,000	39,045	221,255	—	3,510	39,045	224,765	263,810	(31,249)	1988	06/19/00	40
1111 West 22nd Street		Oakbrook	IL	—	4,834	43,508	48	2,961	4,882	46,469	51,351	(9,583)	1984	12/19/97	40
Commerce Plaza	(3)	Oakbrook	IL	—	18,000	76,149	—	1,269	18,000	77,418	95,418	(8,433)	1972-1974/1988	09/23/04	35
One Lincoln Centre		Oakbrook	IL	—	7,350	41,650	—	5,471	7,350	47,121	54,471	(7,355)	1986	06/19/00	40
Oakbrook Terrace Tower		Oakbrook Terrace	IL	—	11,950	107,552	486	7,927	12,436	115,479	127,915	(26,679)	1988	04/16/97	40
Westbrook Corporate Center		Westchester	IL	92,102	24,875	223,874	30	29,275	24,905	253,149	278,054	(54,902)	1985/1996	12/19/97	40

Chicago Region Totals				278,699	271,278	2,257,569	1,027	144,239	272,305	2,401,808	2,674,113	(419,903)

Los Angeles Region
Stadium Towers		Anaheim	CA	—	6,509	36,886	—	1,804	6,509	38,690	45,199	(4,943)	1988	07/02/01	40
Brea Corporate Place		Brea	CA	—	—	35,129	—	1,780	—	36,909	36,909	(4,516)	1987	07/02/01	40
Brea Corporate Plaza		Brea	CA	—	1,902	10,776	—	697	1,902	11,473	13,375	(1,706)	1982	07/02/01	40
Brea Financial Commons		Brea	CA	—	2,640	14,960	—	862	2,640	15,822	18,462	(1,928)	1982/1989	07/02/01	40
Brea Park Centre		Brea	CA	—	2,682	15,198	—	2,208	2,682	17,406	20,088	(2,690)	1979-1982,1990	07/02/01	40
SunAmerica Center	(7)	Century City	CA	198,349	47,863	271,223	—	18,915	47,863	290,138	338,001	(47,665)	1990	09/07/99	40
Cerritos Towne Center		Cerritos	CA	—	—	60,368	—	3,646	—	64,014	64,014	(7,868)	1989/1998	07/02/01	40
700 North Brand		Glendale	CA	23,367	5,970	33,828	—	3,554	5,970	37,382	43,352	(6,139)	1981	06/19/00	40
18301 Von Karman (a.k.a. Apple Building)		Irvine	CA	—	6,027	34,152	—	2,173	6,027	36,325	42,352	(5,831)	1991	06/19/00	40
18581 Teller		Irvine	CA	—	1,485	8,415	—	2,562	1,485	10,977	12,462	(1,820)	1983	07/02/01	40
2600 Michelson		Irvine	CA	—	11,291	63,984	—	5,391	11,291	69,375	80,666	(8,769)	1986	07/02/01	40
Fairchild Corporate Center		Irvine	CA	—	2,363	13,388	—	774	2,363	14,162	16,525	(1,816)	1979	07/02/01	40
Inwood Park		Irvine	CA	—	3,543	20,079	—	1,036	3,543	21,115	24,658	(2,682)	1985/1996	07/02/01	40
Tower 17		Irvine	CA	—	7,562	42,849	—	2,143	7,562	44,992	52,554	(5,596)	1987	07/02/01	40
1920 Main Plaza		Irvine	CA	—	5,481	47,526	—	4,932	5,481	52,458	57,939	(12,676)	1988	09/29/94	40
2010 Main Plaza		Irvine	CA	—	5,197	46,774	—	4,877	5,197	51,651	56,848	(12,239)	1988	12/13/94	40
The Tower in Westwood		Los Angeles	CA	—	10,041	56,899	—	2,341	10,041	59,240	69,281	(6,917)	1989	07/02/01	40
10880 Wilshire Boulevard		Los Angeles	CA	—	28,009	149,841	—	12,801	28,009	162,642	190,651	(34,964)	1970/1992	12/19/97	40
10960 Wilshire Boulevard		Los Angeles	CA	—	16,841	151,574	—	12,272	16,841	163,846	180,687	(32,354)	1971/1992	12/19/97	40
550 South Hope Street		Los Angeles	CA	—	10,016	90,146	—	11,968	10,016	102,114	112,130	(22,413)	1991	10/06/97	40
Two California Plaza		Los Angeles	CA	—	—	156,197	—	52,346	—	208,543	208,543	(58,879)	1992	08/23/96	40
1201 Dove Street		Newport Beach	CA	—	1,998	11,320	—	698	1,998	12,018	14,016	(1,499)	1975/1989	07/02/01	40
Redstone Plaza	(3)	Newport Beach	CA	—	7,000	29,054	—	461	7,000	29,515	36,515	(2,987)	1976/1995	09/23/04	35
The City — 3800 Chapman		Orange	CA	—	3,019	17,107	—	431	3,019	17,538	20,557	(1,952)	1984	07/02/01	40
500 Orange Tower		Orange	CA	—	2,943	32,610	—	4,354	2,943	36,964	39,907	(8,455)	1988	01/01/01	40
500–600 City Parkway		Orange	CA	—	7,296	41,342	—	18,107	7,296	59,449	66,745	(10,273)	1974, 1978, 1998	07/02/01	40
City Plaza		Orange	CA	—	6,809	38,584	—	6,738	6,809	45,322	52,131	(6,577)	1970	07/02/01	40
City Tower		Orange	CA	—	10,440	59,160	—	4,310	10,440	63,470	73,910	(7,917)	1988	07/02/01	40
1100 Executive Tower		Orange	CA	—	4,622	41,599	—	5,900	4,622	47,499	52,121	(10,544)	1987	12/15/94	40
3280 E. Foothill Boulevard		Pasadena	CA	—	3,396	19,246	—	1,800	3,396	21,046	24,442	(2,745)	1982	07/02/01	40
790 Colorado		Pasadena	CA	—	2,355	13,343	—	2,882	2,355	16,225	18,580	(2,293)	1981	07/02/01	40
Century Square		Pasadena	CA	—	6,787	38,457	—	534	6,787	38,991	45,778	(4,351)	1984	07/02/01	40
Pasadena Financial		Pasadena	CA	—	4,779	27,084	—	1,219	4,779	28,303	33,082	(3,300)	1984/1996	07/02/01	40
Centerside II		San Diego	CA	21,179	5,777	32,737	—	5,117	5,777	37,854	43,631	(5,797)	1987	06/19/00	40
La Jolla Centre I & II		San Diego	CA	—	12,904	73,122	—	4,196	12,904	77,318	90,222	(9,924)	1986-1989	07/02/01	40
La Jolla Executive Tower	(3)	San Diego	CA	—	10,200	60,376	—	893	10,200	61,269	71,469	(3,255)	1990	11/17/04	39
Nobel Corporate Plaza		San Diego	CA	—	3,697	20,948	—	1,227	3,697	22,175	25,872	(2,664)	1985	07/02/01	40
Pacific Corporate Plaza		San Diego	CA	—	2,100	11,900	—	658	2,100	12,558	14,658	(1,347)	1988	07/02/01	40

							Costs Capitalized		Gross Amount Carried at
							Subsequent to		Close of Period
					Initial Cost		Acquisition		12/31/05
													Date of
				Encumbrances		Building and		Building and		Building and		Accumulated	Construction/	Date	Depreciable
Description	Notes	Location	State	at 12/31/05	Land	Improvements	Land	Improvements	Land	Improvements	Total(1)	Depreciation(1)	Renovation	Acquired	Lives(2)

Park Plaza		San Diego	CA	—	2,203	12,484	—	808	2,203	13,292	15,495	(1,553)	1982	07/02/01	40
Westridge		San Diego	CA	—	1,500	8,500	—	—	1,500	8,500	10,000	(947)	1980	07/02/01	40
Smith Barney Tower		San Diego	CA	—	2,658	23,919	—	4,273	2,658	28,192	30,850	(7,476)	1987	04/28/97	40
The Plaza at La Jolla Village		San Diego	CA	75,727	11,839	98,243	19	5,954	11,858	104,197	116,055	(23,324)	1987-1990	03/10/94	40
Griffin Towers		Santa Ana	CA	—	14,317	81,127	—	6,070	14,317	87,197	101,514	(9,246)	1987	07/02/01	40
Lincoln Town Center		Santa Ana	CA	—	4,403	24,950	—	2,213	4,403	27,163	31,566	(4,295)	1987	06/19/00	40
2951 28th Street		Santa Monica	CA	—	3,612	20,465	—	3,015	3,612	23,480	27,092	(2,918)	1971	07/02/01	40
429 Santa Monica		Santa Monica	CA	—	2,523	14,298	—	1,264	2,523	15,562	18,085	(2,347)	1982	06/19/00	40
Arboretum Courtyard		Santa Monica	CA	—	6,573	37,245	—	1,533	6,573	38,778	45,351	(4,698)	1999	07/02/01	40
Santa Monica Business Park		Santa Monica	CA	6,852	—	242,155	—	12,638	—	254,793	254,793	(29,678)	1979-1981	07/02/01	40
Searise Office Tower		Santa Monica	CA	—	4,380	24,818	—	1,475	4,380	26,293	30,673	(3,922)	1975	06/19/00	40
Wilshire Palisades		Santa Monica	CA	38,375	9,763	55,323	—	2,733	9,763	58,056	67,819	(8,364)	1981	06/19/00	40
Bixby Ranch		Seal Beach	CA	25,011	6,450	36,550	—	3,307	6,450	39,857	46,307	(6,378)	1987	06/19/00	40

Los Angeles Region Totals				388,860	341,765	2,608,258	19	253,890	341,784	2,862,148	3,203,932	(475,437)

New York Region
1301 Avenue of Americas		New York	NY	486,605	151,285	605,788	—	32,324	151,285	638,112	789,397	(82,694)	1963/1989	08/03/00	40
527 Madison Avenue		New York	NY	—	9,155	51,877	—	7,794	9,155	59,671	68,826	(8,709)	1986	06/19/00	40
717 Fifth Avenue	(3) (8)	New York	NY	—	47,000	115,058	—	1,366	47,000	116,424	163,424	(7,103)	1959	09/08/04	45
850 Third Avenue	(9)	New York	NY	490	9,606	86,453	30	18,652	9,636	105,105	114,741	(21,753)	1960/1996	03/20/95	40
Park Avenue Tower	(9)	New York	NY	180,000	48,976	196,566	719	13,383	49,695	209,949	259,644	(41,040)	1986	07/15/98	40
Tower 56		New York	NY	21,712	6,853	38,832	—	5,108	6,853	43,940	50,793	(6,587)	1983	06/19/00	40
WorldWide Plaza		New York	NY	—	124,919	496,665	—	10,475	124,919	507,140	632,059	(91,216)	1989	10/01/98	40
177 Broad Street		Stamford	CT	—	2,562	23,056	—	2,762	2,562	25,818	28,380	(5,659)	1989	01/29/97	40
300 Atlantic Street		Stamford	CT	—	4,632	41,691	—	3,773	4,632	45,464	50,096	(10,466)	1987/1996	03/30/93	40
Canterbury Green	(10)	Stamford	CT	—	—	41,987	92	2,258	92	44,245	44,337	(10,227)	1987	12/15/92	40
Four Stamford Plaza		Stamford	CT	—	4,471	40,238	24	2,453	4,495	42,691	47,186	(9,152)	1979/1994	08/31/94	40
One and Two Stamford Plaza		Stamford	CT	—	8,268	74,409	—	9,107	8,268	83,516	91,784	(20,135)	1986/1994	03/30/93	40
Three Stamford Plaza		Stamford	CT	—	3,957	35,610	—	3,319	3,957	38,929	42,886	(8,358)	1980/1994	12/15/92	40

New York Region Totals				688,807	421,684	1,848,230	865	112,774	422,549	1,961,004	2,383,553	(323,099)

San Francisco Region
Golden Bear Center		Berkeley	CA	17,880	4,500	25,500	—	1,545	4,500	27,045	31,545	(4,024)	1986	06/19/00	40
Bay Park Plaza I & II		Burlingame	CA	—	12,906	73,133	—	2,710	12,906	75,843	88,749	(10,798)	1985/1998	06/19/00	40
One Bay Plaza		Burlingame	CA	—	8,642	48,973	—	3,196	8,642	52,169	60,811	(7,836)	1979	06/19/00	40
Pruneyard Office Towers		Campbell	CA	—	16,502	154,783	—	10,121	16,502	164,904	181,406	(23,906)	1971/1999	06/19/00	40
One & Two Corporate Center		Concord	CA	—	6,379	36,146	—	3,876	6,379	40,022	46,401	(6,370)	1985-1987	06/19/00	40
Watergate Office Towers		Emeryville	CA	—	44,901	254,441	—	11,125	44,901	265,566	310,467	(31,004)	1973/2001	07/02/01	40
Metro Center		Foster City	CA	—	—	282,329	—	10,422	—	292,751	292,751	(33,661)	1985-1988	07/02/01	40
Drake’s Landing		Larkspur	CA	—	5,735	32,499	—	1,907	5,735	34,406	40,141	(4,370)	1986	07/02/01	40
Larkspur Landing Office Park		Larkspur	CA	—	8,316	47,126	—	3,638	8,316	50,764	59,080	(6,351)	1981-1982	07/02/01	40
Wood Island Office Complex		Larkspur	CA	—	3,735	21,163	—	645	3,735	21,808	25,543	(2,521)	1978	07/02/01	40
2180 Sand Hill Road		Menlo Park	CA	—	3,408	19,314	—	1,928	3,408	21,242	24,650	(2,669)	1976	07/02/01	40
1900 McCarthy		Milpitas	CA	—	1,998	11,319	—	736	1,998	12,055	14,053	(1,458)	1984	07/02/01	40
California Circle II	(4)	Milpitas	CA	—	1,764	9,997	—	(1,471)	1,764	8,526	10,290	(148)	1984	07/02/01	40
Shoreline Office Center	(3)	Mill Valley	CA	—	—	19,218	—	2,237	—	21,455	21,455	(1,666)	1985	12/14/04	40
Golden Gate Plaza	(3)	Novato	CA	—	3,687	20,851	—	—	3,687	20,851	24,538	(514)	1994	06/30/05	45
Woodside Office Center	(3)	Novato	CA	—	3,072	19,916	—	829	3,072	20,745	23,817	(384)	2003	06/30/05	57
Clocktower Square	(3)	Palo Alto	CA	—	—	41,279	—	33	—	41,312	41,312	(452)	1967-1983	09/27/05	44
Embarcadero Place		Palo Alto	CA	33,237	10,500	59,500	—	4,833	10,500	64,333	74,833	(9,053)	1984	06/19/00	40
Foothill Research Center		Palo Alto	CA	—	—	104,894	—	60	—	104,954	104,954	(12,315)	1991	07/02/01	40
Lockheed		Palo Alto	CA	—	—	27,712	—	70	—	27,782	27,782	(3,188)	1991	07/02/01	40
Palo Alto Square		Palo Alto	CA	—	—	78,143	161	8,416	161	86,559	86,720	(21,152)	1971/1985	10/01/99	23
Xerox Campus		Palo Alto	CA	—	—	132,810	—	2	—	132,812	132,812	(15,182)	1991	07/02/01	40
1179 North McDowell	(3)	Petaluma	CA	—	1,585	7,638	—	—	1,585	7,638	9,223	(253)	1983	06/30/05	38
Redwood Business Park I	(3)	Petaluma	CA	11,395	2,616	15,034	—	1	2,616	15,035	17,651	(55)	1985-1988	10/28/05	35-49
Redwood Business Park II	(3)	Petaluma	CA	19,991	4,254	27,621	—	—	4,254	27,621	31,875	(100)	1989-2000	10/28/05	34-51
Redwood Business Park III	(3)	Petaluma	CA	16,528	995	27,407	—	—	995	27,407	28,402	(83)	1995	11/02/05	50
Redwood Business Park IV	(3)	Petaluma	CA	8,950	300	14,392	—	—	300	14,392	14,692	(43)	2000	11/02/05	53

							Costs Capitalized		Gross Amount Carried at
							Subsequent to		Close of Period
					Initial Cost		Acquisition		12/31/05
													Date of
				Encumbrances		Building and		Building and		Building and		Accumulated	Construction/	Date	Depreciable
Description	Notes	Location	State	at 12/31/05	Land	Improvements	Land	Improvements	Land	Improvements	Total(1)	Depreciation(1)	Renovation	Acquired	Lives(2)

Redwood Business Park V	(3)	Petaluma	CA	7,069	701	9,645	—	—	701	9,645	10,346	(32)	1987	10/28/05	42
Hacienda Terrace		Pleasanton	CA	—	7,039	39,887	—	8,793	7,039	48,680	55,719	(7,765)	1984	06/19/00	40
Shorebreeze I & II	(3)	Redwood City	CA	22,006	14,028	41,970	—	666	14,028	42,636	56,664	(1,523)	1985-1986	06/09/05	35
Towers at Shores Center		Redwood City	CA	—	35,578	69,054	—	13,436	35,578	82,490	118,068	(10,039)	2002	07/02/01	40
333 Twin Dolphin Plaza	(3)	Redwood City	CA	—	12,054	40,719	—	73	12,054	40,792	52,846	(1,420)	1985	07/28/05	48
555 Twin Dolphin Plaza		Redwood Shores	CA	—	11,790	66,810	—	3,565	11,790	70,375	82,165	(8,816)	1989	07/02/01	40
Douglas Corporate Center		Roseville	CA	—	2,391	13,550	—	640	2,391	14,190	16,581	(1,620)	1990	07/02/01	40
Douglas Corporate Center II		Roseville	CA	—	1,700	10,962	—	3,349	1,700	14,311	16,011	(1,252)	2004	07/02/01	40
Johnson Ranch Corp Centre I & II		Roseville	CA	—	4,380	24,819	—	694	4,380	25,513	29,893	(2,940)	1990-1998	07/02/01	40
Olympus Corporate Centre	(3)	Roseville	CA	—	7,510	30,457	—	523	7,510	30,980	38,490	(2,605)	1992-1996	09/22/04	40
Roseville Corporate Center		Roseville	CA	—	3,008	17,046	—	85	3,008	17,131	20,139	(1,920)	1999	07/02/01	40
Summit at Douglas Ridge I	(3)	Roseville	CA	—	2,937	23,444	—	(1,087)	2,937	22,357	25,294	(1,392)	2003	01/21/05	59
3600-3620 American River Drive		Sacramento	CA	—	2,209	12,518	—	2,169	2,209	14,687	16,896	(1,702)	1977-1979/1997	07/02/01	40
455 University Avenue		Sacramento	CA	—	465	2,634	—	245	465	2,879	3,344	(381)	1973	07/02/01	40
555 University Avenue		Sacramento	CA	—	939	5,323	—	624	939	5,947	6,886	(675)	1974	07/02/01	40
575 & 601 University Avenue		Sacramento	CA	—	1,159	6,569	—	1,146	1,159	7,715	8,874	(928)	1977	07/02/01	40
655 University Avenue		Sacramento	CA	—	672	3,806	—	589	672	4,395	5,067	(605)	1979	07/02/01	40
701 University Avenue		Sacramento	CA	—	934	5,294	—	249	934	5,543	6,477	(694)	1990	07/02/01	40
740 University Avenue		Sacramento	CA	—	212	1,199	—	64	212	1,263	1,475	(155)	1973	07/02/01	40
Exposition Centre		Sacramento	CA	—	1,200	7,800	—	499	1,200	8,299	9,499	(1,352)	1984	06/19/00	40
Gateway Oaks I		Sacramento	CA	—	2,391	13,546	—	1,151	2,391	14,697	17,088	(1,725)	1990	07/02/01	40
Gateway Oaks II		Sacramento	CA	—	1,341	7,600	—	514	1,341	8,114	9,455	(1,040)	1992	07/02/01	40
Gateway Oaks III		Sacramento	CA	—	936	5,305	—	357	936	5,662	6,598	(676)	1996	07/02/01	40
Gateway Oaks IV		Sacramento	CA	—	1,658	9,395	—	499	1,658	9,894	11,552	(1,147)	1998	07/02/01	40
Point West Commercentre		Sacramento	CA	—	2,321	13,154	—	1,362	2,321	14,516	16,837	(1,958)	1983	07/02/01	40
Point West Corporate Center I & II		Sacramento	CA	—	3,653	14,779	—	1,507	3,653	16,286	19,939	(1,991)	1984	07/02/01	40
Wells Fargo Center		Sacramento	CA	—	17,819	100,975	—	3,958	17,819	104,933	122,752	(15,236)	1987	06/19/00	40
Bayhill Office Center		San Bruno	CA	85,242	24,010	136,055	—	8,991	24,010	145,046	169,056	(20,537)	1982/1987	06/19/00	40
Skyway Landing I & II		San Carlos	CA	—	15,535	35,994	—	18,658	15,535	54,652	70,187	(7,108)	2000	07/02/01	40
150 California		San Francisco	CA	—	12,567	46,184	—	6,976	12,567	53,160	65,727	(9,122)	2000	12/19/97	40
201 California		San Francisco	CA	38,354	10,520	59,611	—	9,924	10,520	69,535	80,055	(9,842)	1980	06/19/00	40
188 Embarcadero		San Francisco	CA	13,682	4,108	23,280	—	1,835	4,108	25,115	29,223	(3,747)	1985	06/19/00	40
60 Spear Street		San Francisco	CA	—	2,125	19,126	15	3,839	2,140	22,965	25,105	(5,179)	1967/1987	09/29/87	40
Maritime Plaza		San Francisco	CA	—	11,531	103,776	—	24,599	11,531	128,375	139,906	(26,977)	1967/1990	04/21/97	40
One Market		San Francisco	CA	—	34,814	313,330	—	50,951	34,814	364,281	399,095	(90,907)	1976/1995	11/22/94	40
Ferry Building		San Francisco	CA	—	—	94,652	—	17,592	—	112,244	112,244	(9,787)	1898/2002	06/19/00	40
10 Almaden		San Jose	CA	—	12,583	71,303	—	2,981	12,583	74,284	86,867	(10,420)	1989	06/19/00	40
1740 Technology		San Jose	CA	—	8,766	49,673	—	3,067	8,766	52,740	61,506	(6,353)	1986/1994	07/02/01	40
2290 North First Street	(6)	San Jose	CA	—	2,431	13,776	—	(6,959)	2,431	6,817	9,248	(1,044)	1984	07/02/01	40
Central Park Plaza		San Jose	CA	—	11,181	63,358	23	4,668	11,204	68,026	79,230	(8,873)	1984-1985	07/02/01	40
Metro Plaza		San Jose	CA	—	18,029	102,164	—	7,165	18,029	109,329	127,358	(12,837)	1986-1987	07/02/01	40
Skyport East and West		San Jose	CA	—	6,779	87,193	—	26,800	6,779	113,993	120,772	(16,386)	2001	07/02/01	40
Concourse		San Jose	CA	—	49,279	279,248	(50)	6,713	49,229	285,961	335,190	(32,950)	1980/2000	07/02/01	40
San Jose Gateway I		San Jose	CA	—	7,873	44,616	—	3,994	7,873	48,610	56,483	(5,735)	1981	07/02/01	40
San Jose Gateway II		San Jose	CA	—	16,286	92,288	—	5,144	16,286	97,432	113,718	(11,187)	1983-1984	07/02/01	40
San Jose Gateway III		San Jose	CA	—	6,409	36,315	—	679	6,409	36,994	43,403	(4,172)	1998	07/02/01	40
North First Office Center		San Jose	CA	—	6,395	36,239	—	989	6,395	37,228	43,623	(4,112)	1985-1986	07/02/01	40
225 West Santa Clara Street	(3)	San Jose	CA	—	8,600	94,035	—	1,286	8,600	95,321	103,921	(9,278)	2001	12/31/03	43
Peninsula Office Park		San Mateo	CA	76,760	27,275	154,561	—	6,278	27,275	160,839	188,114	(23,014)	1971/1998	06/19/00	40
San Mateo BayCenter I		San Mateo	CA	—	5,382	30,498	—	2,421	5,382	32,919	38,301	(3,965)	1984	07/02/01	40
San Mateo BayCenter II		San Mateo	CA	—	6,245	35,389	—	2,423	6,245	37,812	44,057	(4,509)	1984	07/02/01	40
San Mateo BayCenter III		San Mateo	CA	—	3,357	19,023	—	421	3,357	19,444	22,801	(2,245)	1987	07/02/01	40
The Plaza at San Ramon		San Ramon	CA	—	7,460	42,273	—	9,435	7,460	51,708	59,168	(8,185)	1987-1989	06/19/00	40
2727 Augustine	(6)	Santa Clara	CA	—	3,000	17,000	—	(11,600)	3,000	5,400	8,400	(720)	1975	07/02/01	40
3281-3285 Scott Boulevard	(6)	Santa Clara	CA	—	1,275	7,225	—	(3,390)	1,275	3,835	5,110	(473)	1981	07/02/01	40
Applied Materials I & II	(6)	Santa Clara	CA	—	5,100	28,900	—	(15,815)	5,100	13,085	18,185	(796)	1979	07/02/01	40
Patrick Henry Drive		Santa Clara	CA	—	2,475	14,025	—	4	2,475	14,029	16,504	(1,564)	1981	07/02/01	40
Santa Clara Office Center I		Santa Clara	CA	—	2,010	11,391	—	534	2,010	11,925	13,935	(1,398)	1981	07/02/01	40
Santa Clara Office Center II		Santa Clara	CA	—	2,870	16,261	—	971	2,870	17,232	20,102	(1,978)	1978	07/02/01	40

							Costs Capitalized		Gross Amount Carried at
							Subsequent to		Close of Period
					Initial Cost		Acquisition		12/31/05
													Date of
				Encumbrances		Building and		Building and		Building and		Accumulated	Construction/	Date	Depreciable
Description	Notes	Location	State	at 12/31/05	Land	Improvements	Land	Improvements	Land	Improvements	Total(1)	Depreciation(1)	Renovation	Acquired	Lives(2)

Santa Clara Office Center III		Santa Clara	CA	—	2,031	11,509	—	574	2,031	12,083	14,114	(1,452)	1980	07/02/01	40
Santa Clara Office Center IV		Santa Clara	CA	—	186	1,057	—	—	186	1,057	1,243	(118)	1979	07/02/01	40
Lake Marriott Business Park		Santa Clara	CA	—	9,091	84,967	297	10,799	9,388	95,766	105,154	(18,888)	1981	12/19/97	40
Fountaingrove Center		Santa Rosa	CA	—	2,898	16,424	—	2,927	2,898	19,351	22,249	(2,251)	1986/1991	07/02/01	40
Fountaingrove I	(3)	Santa Rosa	CA	—	1,820	8,106	—	—	1,820	8,106	9,926	(33)	2005	10/28/05	54
Oak Valley Business Center	(3)	Santa Rosa	CA	—	3,871	20,623	—	50	3,871	20,673	24,544	(518)	2001	06/30/05	50
Parkpoint Business Center	(3)	Santa Rosa	CA	7,414	1,265	10,099	—	—	1,265	10,099	11,364	(35)	1981	11/02/05	36
Parkway Plaza (a.k.a. 3850 & 3880 Brickway)	(3)	Santa Rosa	CA	—	3,791	19,986	—	—	3,791	19,986	23,777	(381)	2000	06/30/05	55
The Lakes	(3)	Santa Rosa	CA	—	4,911	17,586	—	38	4,911	17,624	22,535	(509)	1987	07/19/05	18-42
Waterfall Towers	(3)	Santa Rosa	CA	8,081	3,040	14,216	—	1	3,040	14,217	17,257	(165)	1981	10/11/05	45
Sunnyvale Business Center		Sunnyvale	CA	—	4,890	44,010	—	46	4,890	44,056	48,946	(8,855)	1990	12/19/97	40

San Francisco Region Totals				366,589	660,884	4,638,743	446	318,538	661,330	4,957,281	5,618,611	(659,750)

Seattle Region
10700 Building		Bellevue	WA	—	—	15,958	—	102	—	16,060	16,060	(1,790)	1981	07/02/01	40
110 Atrium Place		Bellevue	WA	—	6,333	35,888	—	2,814	6,333	38,702	45,035	(5,709)	1981	06/19/00	40
Bellefield Office Park		Bellevue	WA	—	12,232	69,312	(1)	6,248	12,231	75,560	87,791	(9,539)	1980	07/02/01	40
Bellevue Gateway I		Bellevue	WA	—	3,593	20,360	—	2,200	3,593	22,560	26,153	(3,094)	1985	07/02/01	40
Bellevue Gateway II		Bellevue	WA	—	2,016	11,423	—	910	2,016	12,333	14,349	(1,592)	1988	07/02/01	40
Eastgate Office Park		Bellevue	WA	—	6,468	36,650	3	5,404	6,471	42,054	48,525	(5,617)	1985	07/02/01	40
Gateway 405 Building		Bellevue	WA	—	1,011	5,727	—	480	1,011	6,207	7,218	(802)	1986	07/02/01	40
I-90 Bellevue		Bellevue	WA	—	3,725	21,108	—	238	3,725	21,346	25,071	(2,381)	1986	07/02/01	40
Lincoln Executive Center		Bellevue	WA	—	3,235	18,329	—	1,705	3,235	20,034	23,269	(2,754)	1983-1985	07/02/01	40
Lincoln Executive Center II & III		Bellevue	WA	—	4,918	27,868	—	3,949	4,918	31,817	36,735	(3,819)	1983-1985	07/02/01	40
Main Street Building	(4)	Bellevue	WA	—	1,398	7,922	—	(1,931)	1,398	5,991	7,389	(89)	1980	07/02/01	40
Plaza Center		Bellevue	WA	—	16,680	94,521	—	5,005	16,680	99,526	116,206	(11,415)	1978/1983	07/02/01	40
Plaza East		Bellevue	WA	—	4,687	26,561	—	2,553	4,687	29,114	33,801	(3,542)	1988	07/02/01	40
Sunset North Corporate Campus		Bellevue	WA	—	17,031	79,249	—	14,286	17,031	93,535	110,566	(17,887)	1999	06/30/00	40
City Center Bellevue		Bellevue	WA	—	10,349	93,142	—	8,334	10,349	101,476	111,825	(19,286)	1987	01/28/99	40
One Bellevue Center		Bellevue	WA	—	—	56,223	—	9,230	—	65,453	65,453	(13,224)	1983	12/17/97	40
Symetra Financial Center (a.k.a. Rainier Plaza)		Bellevue	WA	—	—	79,928	—	14,896	—	94,824	94,824	(18,350)	1986	12/17/97	40
Key Center		Bellevue	WA	—	—	78,447	—	8,822	—	87,269	87,269	(8,116)	2000	06/19/00	40
410 17th Street		Denver	CO	—	4,474	40,264	—	9,342	4,474	49,606	54,080	(11,090)	1978	04/30/98	40
4949 South Syracuse		Denver	CO	—	822	7,401	23	1,492	845	8,893	9,738	(2,012)	1982	07/15/98	40
Denver Corporate Center II & III		Denver	CO	—	6,059	36,534	4	7,522	6,063	44,056	50,119	(10,838)	1981/1993-1997	12/20/90	40
Denver Post Tower		Denver	CO	—	—	52,937	—	9,784	—	62,721	62,721	(14,621)	1984	04/21/98	40
Dominion Plaza		Denver	CO	—	5,990	53,911	—	8,272	5,990	62,183	68,173	(14,380)	1983	05/14/98	40
Metropoint I		Denver	CO	—	6,375	39,375	—	5,206	6,375	44,581	50,956	(9,504)	1987	07/15/98	40
Metropoint II		Denver	CO	—	1,777	17,865	—	3,625	1,777	21,490	23,267	(5,629)	1999	04/10/00	40
U.S. Bank Tower	(3)	Denver	CO	—	6,301	72,274	—	3,397	6,301	75,671	81,972	(8,919)	1974/2001	08/12/03	35
Tabor Center		Denver	CO	—	12,948	116,536	—	40,350	12,948	156,886	169,834	(29,049)	1985	04/30/98	40
Trinity Place		Denver	CO	—	1,898	17,085	—	3,419	1,898	20,504	22,402	(4,987)	1983	04/30/98	40
Millennium Plaza		Englewood	CO	—	7,757	38,314	—	698	7,757	39,012	46,769	(7,422)	1982	05/19/98	40
Terrace Building		Englewood	CO	—	1,546	13,865	30	2,006	1,576	15,871	17,447	(3,233)	1982	07/15/98	40
The Quadrant		Englewood	CO	—	4,357	39,215	—	6,431	4,357	45,646	50,003	(10,575)	1985	12/01/92	40
4000 Kruse Way Place		Lake Oswego	OR	—	4,475	25,360	—	2,292	4,475	27,652	32,127	(3,688)	1981/1986	07/02/01	40
4004 Kruse Way Place		Lake Oswego	OR	—	1,888	10,698	—	839	1,888	11,537	13,425	(1,633)	1996	07/02/01	40
4800 Meadows		Lake Oswego	OR	—	—	17,448	—	896	—	18,344	18,344	(2,270)	1998	07/02/01	40
4900-5000 Meadows		Lake Oswego	OR	—	—	30,528	—	1,582	—	32,110	32,110	(4,184)	1990	07/02/01	40
4949 Meadows		Lake Oswego	OR	—	—	26,941	—	1,545	—	28,486	28,486	(3,587)	1997	07/02/01	40
5800 & 6000 Meadows	(3)	Lake Oswego	OR	—	4,810	44,222	—	496	4,810	44,718	49,528	(3,467)	1999; 2001	09/30/04	42
Kruse Oaks I		Lake Oswego	OR	—	—	14,648	—	4,388	—	19,036	19,036	(2,847)	2001	07/02/01	40
Kruse Way Plaza I & II		Lake Oswego	OR	—	2,866	16,239	—	1,282	2,866	17,521	20,387	(2,406)	1984-1986	07/02/01	40
Kruse Woods		Lake Oswego	OR	—	10,812	80,977	—	4,198	10,812	85,175	95,987	(10,843)	1986-1988	07/02/01	40
Kruse Woods V		Lake Oswego	OR	—	5,478	21,244	—	4,946	5,478	26,190	31,668	(1,911)	2004	07/02/01	40
Island Corporate Center		Mercer Island	WA	—	2,700	15,300	—	1,515	2,700	16,815	19,515	(2,643)	1987	06/19/00	40
5550 Macadam Building		Portland	OR	—	870	4,929	—	889	870	5,818	6,688	(779)	1980	07/02/01	40

							Costs Capitalized		Gross Amount Carried at
							Subsequent to		Close of Period
					Initial Cost		Acquisition		12/31/05
													Date of
				Encumbrances		Building and		Building and		Building and		Accumulated	Construction/	Date	Depreciable
Description	Notes	Location	State	at 12/31/05	Land	Improvements	Land	Improvements	Land	Improvements	Total(1)	Depreciation(1)	Renovation	Acquired	Lives(2)

Umpqua Bank Plaza		Portland	OR	—	7,505	42,529	—	5,412	7,505	47,941	55,446	(6,183)	1974/1994	07/02/01	40
Lincoln Center		Portland	OR	—	18,760	106,307	—	12,293	18,760	118,600	137,360	(14,669)	1980/1989	07/02/01	40
One Pacific Square		Portland	OR	—	4,451	25,221	—	9,835	4,451	35,056	39,507	(3,682)	1983	07/02/01	40
River Forum I & II		Portland	OR	—	4,038	22,881	—	4,467	4,038	27,348	31,386	(4,091)	1985	07/02/01	40
RiverSide Centre (Oregon)		Portland	OR	—	2,537	12,353	—	1,073	2,537	13,426	15,963	(2,898)	1947/1979	07/02/01	40
Congress Center		Portland	OR	—	5,383	48,634	—	11,041	5,383	59,675	65,058	(13,447)	1980	12/17/97	40
Southgate Office Plaza I & II	(4)	Renton	WA	—	4,794	27,163	—	(1,755)	4,794	25,408	30,202	(608)	1987/1991	07/02/01	40
Washington Mutual Tower		Seattle	WA	79,250	51,000	289,000	—	3,103	51,000	292,103	343,103	(43,098)	1988	06/19/00	40
1111 Third Avenue		Seattle	WA	—	9,900	89,571	—	7,215	9,900	96,786	106,686	(21,216)	1980	12/17/97	40
10833-10845 NE 8th Street		Seattle	WA	—	—	2,000	—	(1,637)	—	363	363	—	1962,1978,1982,1987	07/02/01	40
Nordstrom Medical Tower		Seattle	WA	—	1,700	15,450	—	1,158	1,700	16,608	18,308	(3,554)	1986	12/17/97	40
Second and Seneca		Seattle	WA	—	10,922	98,927	—	4,144	10,922	103,071	113,993	(21,869)	1991	12/17/97	40
Second and Spring Building		Seattle	WA	—	1,968	17,716	—	3,215	1,968	20,931	22,899	(4,300)	1906/1989	07/29/98	40
Wells Fargo Center		Seattle	WA	—	21,361	193,529	—	14,292	21,361	207,821	229,182	(43,264)	1983	12/17/97	40
Nimbus Corporate Center		Tigard	OR	—	12,934	73,291	—	11,849	12,934	85,140	98,074	(11,534)	1991	07/02/01	40

Seattle Region Totals				79,250	345,132	2,697,298	59	297,362	345,191	2,994,660	3,339,851	(495,936)

Washington, D.C. Region
Polk and Taylor Buildings		Arlington	VA	—	16,943	152,483	—	40,091	16,943	192,574	209,517	(37,136)	1970	05/22/98	40
Centerpointe I & II		Fairfax	VA	—	8,838	79,540	367	2,283	9,205	81,823	91,028	(17,071)	1990/1998	12/19/97	40
Fair Oaks Plaza		Fairfax	VA	—	2,412	21,712	35	2,777	2,447	24,489	26,936	(5,525)	1986	11/24/97	40
Northridge I	(11)	Herndon	VA	12,148	3,225	29,024	—	2,717	3,225	31,741	34,966	(6,045)	1988	12/19/97	40
American Center	(3)	McLean	VA	—	15,000	42,272	—	6,839	15,000	49,111	64,111	(5,714)	1985	05/25/04	35
John Marshall I		McLean	VA	—	5,216	46,814	24	1,128	5,240	47,942	53,182	(9,582)	1981	12/19/97	40
John Marshall III		McLean	VA	—	9,950	29,863	—	3,736	9,950	33,599	43,549	(6,328)	2000	12/19/97	40
E.J. Randolph	(11)	McLean	VA	13,390	3,937	35,429	7	3,311	3,944	38,740	42,684	(8,428)	1983	12/19/97	40
E.J. Randolph II		McLean	VA	—	5,770	24,587	—	4,006	5,770	28,593	34,363	(3,238)	2002	12/19/97	40
Reston Town Center		Reston	VA	111,180	18,175	154,576	83	17,842	18,258	172,418	190,676	(36,812)	1990	10/22/96	40
Reston Town Center Garage		Reston	VA	—	1,943	9,792	—	1,821	1,943	11,613	13,556	(2,450)	1999	10/22/96	40
11111 Sunset Hills Road (a.k.a. XO Building)	(3)	Reston	VA	23,201	9,794	42,254	—	554	9,794	42,808	52,602	(1,527)	2000	05/04/05	55
1300 North 17th Street		Rosslyn	VA	79,656	9,811	88,296	—	9,963	9,811	98,259	108,070	(19,884)	1980	12/19/97	40
1616 North Fort Myer Drive		Rosslyn	VA	—	6,961	62,646	—	9,675	6,961	72,321	79,282	(14,342)	1974	12/19/97	40
Army and Navy Club Building		Washington	D.C.	—	3,773	33,954	—	218	3,773	34,172	37,945	(3,136)	1986	05/24/02	40
Market Square		Washington	D.C.	—	33,077	187,437	—	6,254	33,077	193,691	226,768	(26,996)	1990	06/19/00	40
One Lafayette Centre		Washington	D.C.	—	8,262	74,362	—	4,024	8,262	78,386	86,648	(16,700)	1980/1993	10/17/97	40
Two Lafayette Centre		Washington	D.C.	—	2,642	26,676	—	1,963	2,642	28,639	31,281	(4,200)	1985	07/11/00	40
Three Lafayette Centre		Washington	D.C.	—	6,871	61,841	—	8,066	6,871	69,907	76,778	(7,734)	1986	10/17/01	40
Liberty Place		Washington	D.C.	—	5,625	50,625	—	1,889	5,625	52,514	58,139	(4,412)	1991	09/17/02	40

Washington, D.C. Region Totals				239,575	178,225	1,254,183	516	129,157	178,741	1,383,340	1,562,081	(237,260)

Subtotal Office Properties				2,164,199	2,666,997	18,701,580	3,559	1,575,485	2,670,556	20,277,065	22,947,621	(3,316,182)

Development Properties:
Summit at Douglas Ridge II	(12)	Roseville	CA	—	3,597	14,095	—	2,686	3,597	16,781	20,378	(203)	2005	05/20/05	59
Bridge Pointe Corporate Center III	(12)	San Diego	CA	—	5,250	—	—	6,462	5,250	6,462	11,712	—	N/A	07/02/01	40
Foundry Square I (Barclays)	(12)	San Francisco	CA	—	10,000	—	—	2,481	10,000	2,481	12,481	—	N/A	07/19/00	40
1095 Avenue of the Americas	(3)(12)	New York	NY	—	268,799	237,073	—	9,640	268,799	246,713	515,512	(2,586)	1972	09/29/05	38
Kruse Oaks II	(12)	Portland	OR	—	—	—	—	4,922	—	4,922	4,922	—	N/A	07/02/01	40
City Center Plaza West	(12)	Bellevue	WA	—	11,420	—	—	1,623	11,420	1,623	13,043	—	N/A	01/28/99	40

Subtotal Development Properties				—	299,066	251,168	—	27,814	299,066	278,982	578,048	(2,789)

Property Held for Sale:
8-16 Perimeter	(13)	Atlanta	GA	—	1,552	5,693	—	1,033	1,552	6,726	8,278	(1,149)	1970/1989	11/10/05	40
120 Montgomery	(14)	San Francisco	CA	—	17,564	99,532	—	(51,161)	17,564	48,371	65,935	(671)	1956	06/19/00	40
3001 Stender Way	(14)	Santa Clara	CA	—	2,263	12,823	—	(12,177)	2,263	646	2,909	(91)	1978	07/02/01	40

Subtotal Property Held for Sale				—	21,379	118,048	—	(62,305)	21,379	55,743	77,122	(1,911)

							Costs Capitalized		Gross Amount Carried at
							Subsequent to		Close of Period
					Initial Cost		Acquisition		12/31/05
													Date of
				Encumbrances		Building and		Building and		Building and		Accumulated	Construction/	Date	Depreciable
Description	Notes	Location	State	at 12/31/05	Land	Improvements	Land	Improvements	Land	Improvements	Total(1)	Depreciation(1)	Renovation	Acquired	Lives(2)

Industrial Properties:
San Francisco Region
Benicia Ind II & III		Benicia	CA	—	2,250	12,750	—	505	2,250	13,255	15,505	(1,549)	1996	07/02/01	40
Independent Road Warehouse		Oakland	CA	—	900	5,100	—	—	900	5,100	6,000	(568)	1972	07/02/01	40

San Francisco Region Totals				—	3,150	17,850	—	505	3,150	18,355	21,505	(2,117)

Subtotal Industrial Properties				—	3,150	17,850	—	505	3,150	18,355	21,505	(2,117)

Land Available for Development	(4)	Various		—	176,868	—	—	3,192	176,868	3,192	180,060	(18)		Various	N/A

Management Business				—	17	(150)	84	158,011	101	157,861	157,962	(45,324)		Various	3-40

Investment in Real Estate	(15)			$2,164,199	$3,167,477	$19,088,496	$3,643	$1,702,702	$3,171,120	$20,791,198	$23,962,318	$(3,368,341)

(1)	The aggregate cost, net of accumulated tax depreciation, for Federal Income Tax purposes as of December 31, 2005 was $14.9 billion.

(2)	The life to compute depreciation on building is 18-59 years. The life to compute depreciation on building improvements is 3-40 years.

(3)	The initial cost of acquisition recorded for these properties includes intangible assets that are classified in “Deferred leasing costs and other related intangibles” and “Other liabilities” on the consolidated balance sheets. Accumulated depreciation for these properties includes the accumulated amortization for these related intangibles.

(4)	We recorded $65.7 million of impairment charges on these properties during 2005.

(5)	This property was previously under development and has been placed into service during 2005.

(6)	We recorded $38.5 million of impairment charges on these properties during 2004.

(7)	Our interest in this Office Property is attributed to our ownership of indebtedness and was consolidated in 2004 under FIN 46(R).

(8)	Equity Office and an unaffiliated party own this property as tenants-in-common.

(9)	A mortgage note encumbering these properties has cross default and collateralization provisions.

(10)	This Property contains 106 residential units in addition to 226,197 square feet of office space.

(11)	These loans are subject to cross default and collateralization provisions.

(12)	These properties are in development. During the development period certain operating costs, including real estate taxes together with interest incurred during the development stages is capitalized.

(13)	This property was held for sale as of December 31, 2005, pursuant to FAS 144.

(14)	This property was held for sale at December 31, 2005, pursuant to FAS 144 and is reflected at its fair value less costs to sell.

(15)	The encumbrances at December 31, 2005 include a net discount of $5.2 million.

A summary of activity of investment in real estate and accumulated depreciation is as follows:
The changes in investment in real estate for the years ended December 31, 2005, 2004, and 2003 are as follows:

	December 31, 2005	December 31, 2004	December 31, 2003

Balance, beginning of the period	$25,420,675	$24,334,162	$25,163,516
Additions during period:
Acquisitions	1,318,983	484,566	163,511
Consolidation of Properties previously accounted for under the equity method	—	819,569	85,870
Consolidation of SunAmerica Center	—	330,787	—
Improvements	397,633	430,570	471,638
Deductions during period:
Properties disposed of	(2,804,568)	(709,033)	(1,545,598)
Provision for loss on properties held for sale	(48,038)	(2,123)	—
Impairment	(384,039)	(275,350)	(7,667)
Write-off of fully depreciated assets which are no longer in service	(22,523)	(77,816)	(19,048)

	23,878,123	25,335,332	24,312,222
Initial cost of acquisition recorded as intangible assets and classified in “deferred lease costs” on the consolidated balance sheets	84,195	85,343	21,940

Balance, end of period	$23,962,318	$25,420,675	$24,334,162

The changes in accumulated depreciation for the years ended December 31, 2005, 2004, and 2003 are as follows:

	December 31, 2005	December 31, 2004	December 31, 2003

Balance, beginning of the period	$(3,180,707)	$(2,578,361)	$(2,077,613)
Additions during period:
Depreciation	(699,259)	(709,924)	(663,935)
Consolidation of Properties previously accounted for under the equity method	—	(53,110)	—
Consolidation of SunAmerica Center	—	(31,219)	—
Deductions during period:
Properties disposed of	335,610	75,123	144,251
Provision for loss on properties held for sale	10,606	—	—
Impairment	165,036	46,180	167
Write-off of fully depreciated assets which are no longer in service	22,523	77,816	19,048

	(3,346,191)	(3,173,495)	(2,578,082)
Accumulated amortization of initial cost of acquisition recorded as intangible assets and classified in “deferred lease costs” on the consolidated balance sheets	(22,150)	(7,212)	(279)

Balance, end of period	$(3,368,341)	$(3,180,707)	$(2,578,361)